Form 10-K405
period 2001-12-31
CENTERPOINT ENERGY INC
filed 2002-04-01
CIK 1130310

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
  (MARK ONE)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM       TO


                            COMMISSION FILE NUMBER -

                            CENTERPOINT ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                      74-0694415
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)

            1111 LOUISIANA
          HOUSTON, TEXAS 77002                            (713) 207-3000
       (Address and zip code of                  (Registrant's telephone number,
     principal executive offices)                       including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

CENTERPOINT ENERGY, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2002, all 1,000 outstanding shares of CenterPoint Energy, Inc.'s common stock were held by Reliant Energy, Incorporated.

================================================================================

                                TABLE OF CONTENTS


                                                      PART I

Item 1.        Business.......................................................................................  1
Item 2.        Properties.....................................................................................  1
Item 3.        Legal Proceedings..............................................................................  1
Item 4.        Submission of Matters to a Vote of Security Holders............................................  2

                                                      PART II

Item 5.        Market for CenterPoint Energy's Common Equity and
                 Related Stockholder Matters.........................................................           2
Item 6.        Selected Financial Data........................................................................  3
Item 7.        Management's Narrative Analysis of the Results of Operations of
                 CenterPoint Energy, Inc. and its Consolidated Subsidiaries...................................  3
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................................  3
Item 8.        Financial Statements and Supplementary Data of CenterPoint Energy, Inc.........................  4
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  7

                                                     PART III

Item 10.       Directors and Executive Officers of CenterPoint Energy.........................................  7
Item 11.       Executive Compensation.........................................................................  7
Item 12.       Security Ownership of Certain Beneficial Owners and Management.................................  7
Item 13.       Certain Relationships and Related Transactions.................................................  7

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  7

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     CenterPoint Energy, Inc., a Texas corporation and a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy), was incorporated in August 2001 to become the holding company for Reliant Energy and its subsidiaries following the Restructuring, as defined below. Reliant Energy is a utility holding company that conducts electric utility operations in Texas, as well as non-utility wholesale and retail energy operations. CenterPoint Energy, Inc., which is referred to in this Form 10-K as "CenterPoint Energy," "we," "us," "our" or other similar terms, does not currently conduct any operations. CenterPoint Energy's executive offices are located at 1111 Louisiana, Houston, TX 77002 (telephone number 713-207-3000).

     Since its incorporation, CenterPoint Energy has had no business operations and no shareholders other than Reliant Energy. CenterPoint Energy is filing this Form 10-K to satisfy the requirements of Section 15(d) under the Securities Exchange Act of 1934, as amended.

BUSINESS SEPARATION AND HOLDING COMPANY RESTRUCTURING

     In June 1999, the Texas Electric Choice Plan was signed into law. The law requires, among other things, the separation of the generation, transmission and distribution and retail functions of electric utilities in Texas into three different units. In order to comply with the law, Reliant Energy proposed, and the Public Utility Commission of Texas approved, a business separation plan providing for the separation of Reliant Energy's regulated and unregulated businesses into two publicly traded companies.

     Reliant Energy is in the process implementing its business separation plan. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), a Delaware corporation which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which:

o CenterPoint Energy will become the holding company for Reliant Energy and its subsidiaries,

o Reliant Energy and its subsidiaries will become CenterPoint Energy's subsidiaries, and

o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock (Restructuring).

     Immediately after the Restructuring, CenterPoint Energy's financial statements and other information will be substantially similar to that of Reliant Energy immediately prior to the Restructuring.

     Reliant Energy currently plans to complete the separation of its regulated and unregulated businesses by distributing the remaining equity interest in the common stock of Reliant Resources then owned by CenterPoint Energy to the shareholders of CenterPoint Energy (Distribution). The plan is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of a favorable order from the SEC granting CenterPoint Energy an exemption from regulation as a holding company under the Public Utility Holding Company Act of 1935 and an extension from the IRS for a private letter ruling Reliant Energy obtained regarding the tax-free treatment of the Distribution. Reliant Energy currently expects to complete the Restructuring and Distribution in the summer of 2002.

ITEM 2. PROPERTIES.

     CenterPoint Energy does not own any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The information called for by Item 4 is omitted pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART II

ITEM 5. MARKET FOR CENTERPOINT ENERGY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the 1,000 outstanding shares of CenterPoint Energy's common stock are held by Reliant Energy.

     After the consummation of the Restructuring, the declaration and payment of future dividends by CenterPoint Energy will be at the discretion of its board of directors. Since CenterPoint Energy will not directly conduct any business operations from which it will derive revenues, the payment and rate of future dividends on CenterPoint Energy common stock will depend primarily upon the earnings, financial condition and capital requirements of its subsidiaries. Following the Distribution, CenterPoint Energy will not be as large a company as Reliant Energy is today, and the earnings of the subsidiaries and assets that were transferred to Reliant Resources will not be available for the payment of dividends on the CenterPoint Energy common stock. As a result, the cash dividends per share of CenterPoint Energy common stock are expected to be reduced from those of Reliant Energy prior to the Distribution to a level that is consistent with both its earnings profile and the level of cash dividends of other predominately regulated utility businesses.

     Subject to the availability of earnings, the needs of its businesses, and other applicable restrictions, Reliant Energy and certain of its former subsidiaries intend to make regular cash payments to CenterPoint Energy after the Restructuring in the form of dividends or distributions on their stock or membership interest in amounts which would be sufficient to pay cash dividends on CenterPoint Energy common stock as described above and to pay operating expenses of CenterPoint Energy and for other purposes as the board of directors of CenterPoint Energy may determine. CenterPoint Energy expects that cash dividends will be declared and paid on approximately the same schedule of dates as that now followed by Reliant Energy with respect to Reliant Energy common stock dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by Item 6 is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND ITS CONSOLIDATED SUBSIDIARIES.

     CenterPoint Energy was incorporated in August 2001 as a wholly owned subsidiary of Reliant Energy. It is currently anticipated that, upon receipt of necessary regulatory approvals, CenterPoint Energy will become the holding company for Reliant Energy and its subsidiaries. On September 17, 2001, CenterPoint Energy filed a registration statement on Form S-4 (Registration No. 333-69502) with the SEC, which included a proxy statement seeking the approval of Reliant Energy's shareholders of the agreement and plan of merger by which CenterPoint Energy will become the holding company. Reliant Energy's shareholders approved the Merger Agreement on December 17, 2001.

     CenterPoint Energy has conducted no business operations and has had no shareholder other than Reliant Energy since its incorporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CENTERPOINT ENERGY, INC.


                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

Cash ...............................................................................................  $ 3,000
                                                                                                      -------
                  TOTAL ASSETS .....................................................................  $ 3,000
                                                                                                      =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

STOCKHOLDER'S EQUITY:
         Preferred stock, no par value, 20,000,000 shares authorized, none issued and outstanding ..  $    --
         Common stock, no par value, 1,000,000,000 shares authorized, 1,000 shares issued and
            outstanding ............................................................................    3,000
                                                                                                      -------
                  TOTAL STOCKHOLDER'S EQUITY .......................................................    3,000
                                                                                                      -------
                  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .......................................  $ 3,000
                                                                                                      =======



              See Notes to the Company's Consolidated Balance Sheet

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED BALANCE SHEET


(1) BASIS OF PRESENTATION

     On August 31, 2001, Reliant Energy, Incorporated (Reliant Energy) formed a new corporation, Reliant Energy Regco, Inc., a Texas corporation, to become its holding company. Reliant Energy Regco, Inc. is a direct wholly owned subsidiary of Reliant Energy. On September 10, 2001, Reliant Energy Regco, Inc. formed a new wholly owned Delaware limited liability company subsidiary named Utility Holding, LLC. On September 12, 2001, Utility Holding, LLC formed a new wholly owned Texas corporate subsidiary named Reliant Energy MergerCo, Inc. (MergerCo). To effect the holding company structure, Reliant Energy will merge with MergerCo (Merger). On October 9, 2001, Reliant Energy Regco, Inc.'s corporate charter was amended to change its corporate name to CenterPoint Energy, Inc. CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock.

     The Merger is the mechanical step necessary for Reliant Energy to become a subsidiary of the new holding company in order to comply with regulatory legislation related to the deregulation of the Texas electric industry. Upon completion of the Merger, which is expected to occur in the summer of 2002, Reliant Energy and Reliant Energy's subsidiaries will be indirect subsidiaries of CenterPoint Energy, Inc. CenterPoint Energy, Inc. has not, to date, conducted any activities other than those incident to its formation and the matters contemplated by the merger agreement. Accordingly, statements of consolidated operations, stockholder's equity and cash flows would not provide meaningful information and have been omitted. Upon the consummation of the Merger, CenterPoint Energy, Inc. will adopt the accounting policies of Reliant Energy.

(2) SUBSEQUENT EVENT

     Effective March 27, 2002, the Amended and Restated Articles of Incorporation of CenterPoint Energy, Inc. were amended to change the par value of the common stock and the preferred stock to $.01 par value per share.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of
CenterPoint Energy, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheet of CenterPoint Energy, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of Reliant Energy, Incorporated as of December 31, 2001. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated balance sheet presents fairly, in all material respects, the financial position of the Company as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CENTERPOINT ENERGY.

     The information called for by Item 10 is omitted pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by Item 11 is omitted pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is omitted pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is omitted pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report.

                  1. Financial Statements.
                     Consolidated Balance Sheet
                     Notes to Consolidated Balance Sheet
                     Independent Auditors' Report

                  2. Financial Statement Schedules.

                     None

                  3. Exhibits.
                     See the Index to Exhibits which appears following the signature page to this report.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 1st day of April, 2002.

                                         CENTERPOINT ENERGY, INC.
                                               (Registrant)

                                        By: /s/ R. STEVE LETBETTER
                                            ----------------------
                                             R. Steve Letbetter,
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

                 SIGNATURE                                                  TITLE
                 ---------                                                  -----
           /s/ R. STEVE LETBETTER                      Chairman, President, Chief Executive Officer and Sole
---------------------------------------------          Director (Principal Executive Officer)
            (R. Steve Letbetter)

            /s/ STEPHEN W. NAEVE                       Vice Chairman and Chief Financial Officer
---------------------------------------------          (Principal Financial Officer)
             (Stephen W. Naeve)

          /s/ MARY P. RICCIARDELLO                     Senior Vice President and Chief Accounting
---------------------------------------------          Officer (Principal Accounting Officer)
           (Mary P. Ricciardello)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report to security holders covering CenterPoint Energy's last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to any CenterPoint Energy security holders with respect to any annual or other meeting of CenterPoint Energy security holders.

                            CENTERPOINT ENERGY, INC.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

                                                                                        SEC FILE OR
EXHIBIT                                                   REPORT OR REGISTRATION       REGISTRATION     EXHIBIT
 NUMBER                   DESCRIPTION                            STATEMENT                NUMBER       REFERENCE
---------- ------------------------------------------ -------------------------------- ------------   -----------
+2         -        Agreement and Plan of Merger,
             dated as of October 19, 2001, by and
             among Reliant Energy , Incorporated,
             CenterPoint Energy, Inc. and Reliant
             Energy MergerCo, Inc.

3.1        -        Amended and Restated Articles     Registration Statement on Form     333-69502        3.1
             of Incorporation of CenterPoint          S-4
             Energy, Inc.

+3.1.1     -        Articles of Amendment to
             Amended and Restated Articles of
             Incorporation of CenterPoint Energy,
             Inc.

+3.2       -        Amended and Restated Bylaws of
             CenterPoint Energy, Inc.

+3.3       -        Statement of Resolution
             Establishing Series of Shares
             designated Series A Preferred Stock of
             the Company.

4.1        -        Form of CenterPoint Energy,       Registration Statement on Form     333-69502        4.1
             Inc. Stock Certificate                   S-4

+4.2       -        Rights Agreement dated
             January 1, 2002, between the Company
             and JP Morgan Chase Bank, as Rights
             Agent.

+4.3       -        Contribution and Registration
             Agreement dated December 18, 2001
             among the Company, CenterPoint Energy,
             Inc. and the Northern Trust Company,
             trustee under the Reliant Energy,
             Incorporated Master Retirement Trust.

+23        -        Consent of Deloitte & Touche LLP