Form 10-Q
period 2002-03-31
CENTERPOINT ENERGY INC
filed 2002-05-15
CIK 1130310

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM     TO


                        COMMISSION FILE NUMBER 333-69502

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



CENTERPOINT ENERGY, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 8, 2002, all 1,000 shares of CenterPoint Energy, Inc. common stock were held by Reliant Energy, Incorporated.

================================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statement of Consolidated Operations
                        Three Months Ended March 31, 2002 (unaudited)..........................................1
                      Consolidated Balance Sheets
                        December 31, 2001 and March 31, 2002 (unaudited).......................................2
                      Statement of Consolidated Cash Flows
                        Three Months Ended March 31, 2002 (unaudited)..........................................3
                      Note to Unaudited Consolidated Financial Statements......................................4
                  Item 2. Management's Narrative Analysis of the Results of Operations of CenterPoint
                      Energy, Inc. and its Consolidated Subsidiaries...........................................5

PART II. OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K.....................................................6

                          PART I. FINANCIAL INFORMATION

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2002
                                                  ------------------
Operating expenses ...........................          $7,180
Income tax benefit ...........................           2,513
                                                        ------
  Net loss ...................................          $4,667
                                                        ======





           See Note to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                      DECEMBER 31,    MARCH 31,
                                                                                          2001           2002
                                                                                      ------------   ------------
                                                         ASSETS


         Cash .....................................................................   $      3,000   $      7,220
         Taxes receivable .........................................................             --          2,513
         Other ....................................................................             --            600
                                                                                      ------------   ------------
                  TOTAL ASSETS ....................................................   $      3,000   $     10,333
                                                                                      ============   ============


                                          LIABILITIES AND STOCKHOLDER'S EQUITY

STOCKHOLDER'S EQUITY:
         Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued
            and outstanding .......................................................   $         --   $         --
         Common stock, $.01 par value, 1,000,000,000 shares authorized, 1,000
            shares issued and outstanding .........................................             10             10
         Additional paid-in capital ...............................................         2 ,990         14,990
         Retained deficit .........................................................             --         (4,667)
                                                                                      ------------   ------------

         STOCKHOLDER'S EQUITY .....................................................          3,000         10,333
                                                                                      ------------   ------------

                  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................   $      3,000   $     10,333
                                                                                      ============   ============





           See Note to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2002
                                                               ------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss .........................................        $ (4,667)
          Changes in other assets:
            Taxes receivable ...............................          (2,513)
            Other assets ...................................            (600)
                                                                    --------
            Net cash used in operating activities ..........          (7,780)
                                                                    --------

     CASH FLOWS FROM FINANCING ACTIVITIES:

          Capital contribution from parent .................          12,000
                                                                    --------
            Net cash provided by financing activities ......          12,000
                                                                    --------
            NET INCREASE IN CASH ...........................           4,220
            CASH AT BEGINNING OF PERIOD ....................           3,000
                                                                    --------
            CASH AT END OF PERIOD ..........................        $  7,220
                                                                    ========





           See Note to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     On August 31, 2001, Reliant Energy, Incorporated (Reliant Energy) formed a new corporation, Reliant Energy Regco, Inc., a Texas corporation, to become its holding company. Reliant Energy Regco, Inc. is a direct wholly owned subsidiary of Reliant Energy. On September 10, 2001, Reliant Energy Regco, Inc. formed a new wholly owned Delaware limited liability company subsidiary named Utility Holding, LLC. On September 12, 2001, Utility Holding, LLC formed a new wholly owned Texas corporate subsidiary named Reliant Energy MergerCo, Inc. (MergerCo). To effect the holding company structure, Reliant Energy will merge with MergerCo (Merger). On October 9, 2001, Reliant Energy Regco, Inc.'s corporate charter was amended to change its corporate name to CenterPoint Energy, Inc. Effective March 27, 2002, the Amended and Restated Articles of Incorporation of CenterPoint Energy, Inc. were amended to change the par value of the common stock and the preferred stock from no par value to $.01 par value per share. CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $.01 par value common stock and 20,000,000 shares of $.01 par value preferred stock. The capital accounts of CenterPoint Energy, Inc. have been restated as of December 31, 2001 to give effect to the change in par value per share.

     The Merger is the mechanical step necessary for Reliant Energy to become a subsidiary of the new holding company in order to comply with regulatory legislation related to the deregulation of the Texas electric industry. Upon completion of the Merger, which is expected to occur in the summer of 2002, Reliant Energy and Reliant Energy's subsidiaries will be indirect subsidiaries of CenterPoint Energy, Inc. CenterPoint Energy, Inc. has not, to date, conducted any activities other than incurring general and administrative expenses associated with maintaining its corporate structure. Upon the consummation of the Merger, CenterPoint Energy, Inc. will adopt the accounting policies of Reliant Energy.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position for the respective periods.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND ITS CONSOLIDATED SUBSIDIARIES

     In August 2001, CenterPoint Energy, Inc. (CenterPoint Energy) was incorporated as a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy). Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which is referred to as the Restructuring):

     o CenterPoint Energy will become the holding company for Reliant Energy and its subsidiaries;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing its remaining equity interest in the common stock of Reliant Resources to its shareholders (Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the Internal Revenue Service of a private letter ruling that Reliant Energy has obtained regarding the tax-free treatment of the Distribution. Reliant Energy believes it will receive the necessary approvals. CenterPoint Energy currently expects Reliant Energy to complete the Restructuring and Distribution in the summer of 2002. However, until regulatory approvals are received, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. Upon receipt of approval under the 1935 Act, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act.


     Thereafter, in order to enable CenterPoint Energy ultimately to comply with the requirements for exemption from registration in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by Reliant Energy Resources Corp.'s (RERC) three unincorporated divisions, Reliant Energy Entex (Entex), Reliant Energy Arkla and Reliant Energy Minnegasco among three separate entities. The entity that will hold the Entex assets will also hold RERC's natural gas pipelines and gathering businesses. In addition to regulatory approvals Reliant Energy has obtained, this restructuring will require approval of the public service commissions of Louisiana, Mississippi, Oklahoma and Arkansas.

     Although CenterPoint Energy believes that this business restructuring will be completed, CenterPoint Energy can provide no assurance that this will, in fact, occur, or that CenterPoint will ultimately be exempt from registration under the 1935 Act.

     CenterPoint Energy has had no shareholder other than Reliant Energy since its incorporation. Net loss of $4,667 for the three months ended March 31, 2002, represents general and administrative expenses related to maintaining our corporate structure.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  None.

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 15th day of May, 2002.

                                         CENTERPOINT ENERGY, INC.
                                               (Registrant)

                                       By: /s/ Stephen W. Naeve
                                           ------------------------
                                           Stephen W. Naeve
                                           Vice Chairman and
                                           Chief Financial Officer