Form 10-Q
period 2002-06-30
CENTERPOINT ENERGY INC
filed 2002-08-14
CIK 1130310

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM         TO


                        COMMISSION FILE NUMBER 333-69502

                            CENTERPOINT ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                 74-0694415
   (State or other jurisdiction of incorporation or
                     organization)                               (I.R.S. Employer Identification Number)

                    1111 LOUISIANA
                 HOUSTON, TEXAS 77002                                        (713) 207-3000
     (Address and zip code of principal executive
                      offices)                             (Registrant's telephone number, including area code)



CENTERPOINT ENERGY, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of August 8, 2002, all 1,000 shares of CenterPoint Energy, Inc. common stock were held by Reliant Energy, Incorporated.


================================================================================

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statements of Consolidated Operations
                        Three and Six Months Ended June 30, 2002 (unaudited)...................................1
                      Consolidated Balance Sheets
                        December 31, 2001 and June 30, 2002 (unaudited)........................................2
                      Statement of Consolidated Cash Flows
                        Six Months Ended June 30, 2002 (unaudited).............................................3
                      Note to Unaudited Consolidated Financial Statements......................................4
                  Item 2. Management's Narrative Analysis of the Results of Operations of CenterPoint
                      Energy, Inc. and its Consolidated Subsidiaries...........................................5

PART II.          OTHER INFORMATION

                  Item 5. Other Information....................................................................6
                  Item 6. Exhibits and Reports on Form 8-K.....................................................6

                          PART I. FINANCIAL INFORMATION

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                    JUNE 30, 2002             JUNE 30, 2002
                                  ------------------         ----------------

Operating expenses .............     $       1,645             $       8,825
Income tax benefit .............               576                     3,089
                                     -------------             -------------
    Net loss ...................     $       1,069             $       5,736
                                     =============             =============























           See Note to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   ASSETS
                                                                                         DECEMBER 31,         JUNE 30,
                                                                                             2001               2002
                                                                                         -------------      -------------
         Cash .....................................................................      $       3,000      $       5,275
         Taxes receivable .........................................................                 --              3,089
         Other ....................................................................                 --                900
                                                                                         -------------      -------------
                  TOTAL ASSETS ....................................................      $       3,000      $       9,264
                                                                                         =============      =============


                                    LIABILITIES AND STOCKHOLDER'S EQUITY

STOCKHOLDER'S EQUITY:
         Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued
            and outstanding .......................................................      $          --      $          --
         Common stock, $.01 par value, 1,000,000,000 shares authorized, 1,000
            shares issued and outstanding .........................................                 10                 10
         Additional paid-in capital ...............................................              2,990             14,990
         Retained deficit .........................................................                 --             (5,736)
                                                                                         -------------      -------------
         STOCKHOLDER'S EQUITY .....................................................              3,000              9,264
                                                                                         -------------      -------------
                  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................      $       3,000      $       9,264
                                                                                         =============      =============




           See Note to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)



                                                                 SIX MONTHS ENDED
                                                                  JUNE 30, 2002
                                                                 ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss .........................................      $      (5,736)
          Changes in other assets:
            Taxes receivable ...............................             (3,089)
            Other assets ...................................               (900)
                                                                  -------------
            Net cash used in operating activities ..........             (9,725)
                                                                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Capital contribution from parent .................             12,000
                                                                  -------------
            Net cash provided by financing activities ......             12,000
                                                                  -------------
            NET INCREASE IN CASH ...........................              2,275
            CASH AT BEGINNING OF PERIOD ....................              3,000
                                                                  -------------
            CASH AT END OF PERIOD ..........................      $       5,275
                                                                  =============

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

     The Merger is the mechanical step necessary for Reliant Energy to become a subsidiary of the new holding company in order to comply with regulatory legislation related to the deregulation of the Texas electric industry. Upon completion of the Merger, which currently is expected to occur by August 31, 2002, Reliant Energy and Reliant Energy's subsidiaries will be indirect subsidiaries of CenterPoint Energy, Inc. CenterPoint Energy, Inc. has not, to date, conducted any activities other than incurring general and administrative expenses associated with maintaining its corporate structure. Upon the consummation of the Merger, CenterPoint Energy, Inc. will adopt the accounting policies of Reliant Energy.

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

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND ITS CONSOLIDATED SUBSIDIARIES

     In August 2001, CenterPoint Energy, Inc. (CenterPoint Energy) was incorporated as a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy). Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies that will be independent of each other: CenterPoint Energy and Reliant Resources, Inc. (Reliant Resources). In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which is referred to herein as the Restructuring):

     o CenterPoint Energy will become the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that CenterPoint Energy owns to the CenterPoint Energy's shareholders (which is referred to herein as the Distribution). CenterPoint Energy currently expects Reliant Energy to complete the Restructuring by August 31, 2002 and the Distribution early in the fall of 2002. However, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. From the consummation of the Restructuring until the Distribution, CenterPoint Energy expects that it will do business under the name Reliant Energy, Incorporated and that CenterPoint Energy's common stock will trade under the symbol "REI.

     On July 5, 2002, Reliant Energy received an order from the Securities and Exchange Commission approving Reliant Energy's restructuring plan and the Distribution under the Public Utility Holding Company Act of 1935 (1935 Act). On July 31, 2002, Reliant Energy received a private letter ruling from the Internal Revenue Service which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders.

     Contemporaneous with the Restructuring, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act. The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     In connection with the Restructuring, in order to enable CenterPoint
Energy ultimately to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, Reliant Energy is seeking authority to divide the gas distribution businesses conducted by Reliant Energy Resource Corp.'s three unincorporated gas distribution divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco, among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold ownership of Reliant Energy Resource Corp.'s natural gas pipelines and gathering business. Reliant Energy has obtained approval of these transactions from the public service commissions of Minnesota, Louisiana, Mississippi, Oklahoma and Arkansas. Although CenterPoint Energy expects that this business restructuring of Reliant Energy Resources Corp. can be completed, CenterPoint Energy can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act.

     CenterPoint Energy has had no shareholder other than Reliant Energy since its incorporation. Net loss of $1,069 and $5,736 for the three and six months ended June 30, 2002, respectively, represents general and administrative expenses related to maintaining our corporate structure.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Forward-Looking Statements. From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state, federal and international legislative and regulatory developments, including deregulation; re-regulation and restructuring of the electric utility industry; and changes in, or application of environmental, siting and other laws and regulations to which we are subject;

     o   timing of the implementation of our business separation plan;

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets;

     o industrial, commercial and residential growth in our service territories;

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities;

     o state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations;

     o the timing and extent of changes in commodity prices, particularly natural gas;

     o   weather variations and other natural phenomena;

     o political, legal and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates;

     o financial market conditions and the results of our financing efforts, including our ability to replace substantial bank credit facilities that are due to terminate in 2002 and early 2003;

     o   ramifications from the bankruptcy filing of Enron Corp.;

     o any direct or indirect effect on our business resulting from the September 11, 2001 terrorist attacks or any similar incidents or responses to such incidents;

     o   the performance of our projects;

     o   the outcome of pending securities lawsuits; and

     o   other factors we discuss in the CenterPoint Energy Form 10-K.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                 None.

         (b)  Reports on Form 8-K.

                 None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 14th day of August, 2002.


                                        CENTERPOINT ENERGY, INC.
                                              (Registrant)

                                        By: /s/ Mary P. Ricciardello
                                            -------------------------
                                               Mary P. Ricciardello
                                            Senior Vice President and
                                            Chief Accounting Officer