Form 10-Q
period 2002-09-30
CENTERPOINT ENERGY INC
filed 2002-11-15
CIK 1130310

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

                                   ----------

                         Commission file number 1-31447

                            CENTERPOINT ENERGY, INC.

             (Exact name of registrant as specified in its charter)

                                 Texas                                                                 74-0694415
    (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                            1111 Louisiana
                            Houston, Texas                                                                77002
               (Address of principal executive offices)                                                (Zip Code)

                                 (713) 207-1111
              (Registrant's telephone number, including area code)

                                   ----------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 2002, CenterPoint Energy, Inc. had 304,338,469 shares of common stock outstanding, including 5,505,577 ESOP shares not deemed outstanding for financial statement purposes and excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statements of Consolidated Operations (unaudited)
                           Three and Nine Months Ended September 30, 2001 and 2002 ............................1
                      Consolidated Balance Sheets
                           December 31, 2001 and September 30, 2002 (unaudited)................................2
                      Statements of Consolidated Cash Flows
                           Nine Months Ended September 30, 2001 and 2002 (unaudited)...........................4
                      Notes to Unaudited Consolidated Financial Statements.....................................5
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations of CenterPoint Energy and Subsidiaries.......................................30
                  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................51
                  Item 4. Controls and Procedures.............................................................52

PART II. OTHER INFORMATION
                  Item 1. Legal Proceedings...................................................................53
                  Item 5. Other Information...................................................................53
                  Item 6. Exhibits and Reports on Form 8-K....................................................54

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       --------------------------    --------------------------
                                                                          2001           2002           2001            2002
                                                                       -----------    -----------    -----------    -----------
REVENUES ...........................................................   $ 2,300,068    $ 1,922,872    $ 8,648,316    $ 5,805,566
                                                                       -----------    -----------    -----------    -----------
EXPENSES:
  Fuel and cost of gas sold ........................................       832,798        813,197      4,288,686      2,718,872
  Purchased power ..................................................       229,109         34,955      1,005,426         87,906
  Operation and maintenance ........................................       444,674        388,375      1,311,201      1,155,011
  Taxes other than income taxes ....................................       142,424         94,734        415,636        312,872
  Depreciation .....................................................        72,731        135,311        215,237        401,518
  Amortization .....................................................       143,546         25,162        316,555         59,157
                                                                       -----------    -----------    -----------    -----------
      Total ........................................................     1,865,282      1,491,734      7,552,741      4,735,336
                                                                       -----------    -----------    -----------    -----------
OPERATING INCOME ...................................................       434,786        431,138      1,095,575      1,070,230
                                                                       -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Loss on AOL Time Warner investment ...............................      (512,447)       (82,189)       (44,464)      (530,000)
  Gain on indexed debt securities ..................................       503,077         86,622         38,845        508,578
  Interest expense .................................................      (141,266)      (170,234)      (422,374)      (427,870)
  Distribution on trust preferred securities .......................       (13,900)       (13,898)       (41,699)       (41,647)
  Other, net .......................................................        11,382          3,220         44,328         22,305
                                                                       -----------    -----------    -----------    -----------
      Total ........................................................      (153,154)      (176,479)      (425,364)      (468,634)
                                                                       -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS ...       281,632        254,659        670,211        601,596
  Income Tax Expense ...............................................        98,562         93,208        242,714        207,345
                                                                       -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND PREFERRED DIVIDENDS ........................       183,070        161,451        427,497        394,251
  Income from Discontinued Operations, net of tax ..................       172,002         47,708        447,927         82,157
  Loss on Disposal of Discontinued Operations ......................            --     (4,333,652)            --     (4,333,652)
  Cumulative Effect of Accounting Change, net of tax ...............            --             --         58,556             --
                                                                       -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS ...........................       355,072     (4,124,493)       933,980     (3,857,244)
  Preferred Dividends ..............................................            97             --            292             --
                                                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ..............   $   354,975    $(4,124,493)   $   933,688    $(3,857,244)
                                                                       ===========    ===========    ===========    ===========
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations Before Cumulative Effect of
    Accounting Change ..............................................   $      0.63    $      0.54    $      1.48    $      1.32
  Income from Discontinued Operations, net of tax ..................          0.59           0.16           1.55           0.28
  Loss on Disposal of Discontinued Operations ......................            --         (14.50)            --         (14.56)
  Cumulative Effect of Accounting Change, net of tax ...............            --             --           0.20             --
                                                                       -----------    -----------    -----------    -----------
  Net Income (Loss) Attributable to Common Stockholders ............   $      1.22    $    (13.80)   $      3.23    $    (12.96)
                                                                       ===========    ===========    ===========    ===========
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations Before Cumulative Effect of
    Accounting Change ..............................................   $      0.63    $      0.54    $      1.46    $      1.32
  Income from Discontinued Operations, net of tax ..................          0.58           0.16           1.54           0.27
  Loss on Disposal of Discontinued Operations ......................            --         (14.47)            --         (14.51)
  Cumulative Effect of Accounting Change, net of tax ...............            --             --           0.20             --
                                                                       -----------    -----------    -----------    -----------
  Net Income (Loss) Attributable to Common Stockholders ............   $      1.21    $    (13.77)   $      3.20    $    (12.92)
                                                                       ===========    ===========    ===========    ===========


             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                        DECEMBER 31,      SEPTEMBER 30,
                                                            2001             2002
                                                        -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents ........................   $      35,500    $     123,784
   Investment in AOL Time Warner common stock .......         826,609          253,191
   Accounts receivable, net .........................         604,222          578,238
   Accrued unbilled revenues ........................         221,829          125,554
   Fuel stock and petroleum products ................         198,000          170,427
   Materials and supplies ...........................         207,638          196,163
   Non-trading derivative assets ....................           6,996           29,483
   Prepaid expenses .................................          24,157           34,112
   Current assets of discontinued operations ........       4,657,187               --
   Other ............................................          10,382           45,415
                                                        -------------    -------------
     Total current assets ...........................       6,792,520        1,556,367
                                                        -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ....................      19,325,484       19,724,376
   Less accumulated depreciation and amortization ...      (8,125,979)      (8,366,006)
                                                        -------------    -------------
     Property, plant and equipment, net .............      11,199,505       11,358,370
                                                        -------------    -------------

OTHER ASSETS:
   Goodwill .........................................       1,740,510        1,740,510
   Other intangibles, net ...........................          62,294           63,209
   Regulatory assets ................................       3,276,800        3,747,593
   Non-trading derivative assets ....................           2,234            4,666
   Non-current assets of discontinued operations ....       7,642,276               --
   Other ............................................         550,224          517,347
                                                        -------------    -------------
     Total other assets .............................      13,274,338        6,073,325
                                                        -------------    -------------

       TOTAL ASSETS .................................   $  31,266,363    $  18,988,062
                                                        =============    =============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                     2001            2002
                                                                                -------------    -------------
CURRENT LIABILITIES:
   Short-term borrowings ....................................................   $   3,528,614    $   3,704,969
   Current portion of long-term debt ........................................         636,987          273,884
   Indexed debt securities derivative .......................................         730,225          196,331
   Accounts payable .........................................................         526,758          502,918
   Taxes accrued ............................................................         286,668          201,405
   Interest accrued .........................................................         111,629           89,078
   Non-trading derivative liabilities .......................................          72,744           37,664
   Regulatory liabilities ...................................................         154,783          169,776
   Accumulated deferred income taxes, net ...................................         315,571          244,148
   Current liabilities of discontinued operations ...........................       3,737,636               --
   Other ....................................................................         346,846          288,832
                                                                                -------------    -------------
     Total current liabilities ..............................................      10,448,461        5,709,005
                                                                                -------------    -------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...................................       2,359,990        2,653,198
   Unamortized investment tax credits .......................................         247,407          233,564
   Non-trading derivative liabilities .......................................           9,825            3,713
   Benefit obligations ......................................................         420,356          420,208
   Regulatory liabilities ...................................................       1,205,099          906,915
   Non-current liabilities of discontinued operations .......................       3,616,498               --
   Other ....................................................................         605,569          566,767
                                                                                -------------    -------------
     Total other liabilities ................................................       8,464,744        4,784,365
                                                                                -------------    -------------

LONG-TERM DEBT ..............................................................       4,909,491        5,882,059
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 13)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY ..................................................................         705,744          706,029
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock (295,873,820 shares and 299,418,905 shares outstanding
     at December 31, 2001 and September 30, 2002, respectively) .............           3,029            3,043
   Additional paid-in capital ...............................................       3,894,272        3,045,772
   Unearned ESOP stock ......................................................        (131,888)         (91,717)
   Retained earnings (deficit) ..............................................       3,176,533         (949,781)
   Accumulated other comprehensive loss .....................................        (204,023)        (100,713)
                                                                                -------------    -------------
     Total stockholders' equity .............................................       6,737,923        1,906,604
                                                                                -------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $  31,266,363    $  18,988,062
                                                                                =============    =============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                          2001               2002
                                                                     -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations .............................     $    485,761      $    394,251
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization ...............................          531,792           460,675
    Deferred income taxes .......................................          (79,005)          189,053
    Investment tax credits ......................................          (13,748)          (13,843)
    Cumulative effect of accounting change ......................          (58,556)               --
    Loss on AOL Time Warner investment ..........................           44,464           530,000
    Gain on indexed debt securities .............................          (38,845)         (508,578)
    Changes in other assets and liabilities:
      Accounts receivable and accrued unbilled revenues, net ....        1,714,452           (28,158)
      Inventory .................................................          (49,316)           39,048
      Accounts payable ..........................................       (1,162,932)          (23,840)
      Fuel cost over recovery ...................................          169,265           188,858
      Net non-trading derivative assets and liabilities .........           25,704          (146,746)
      Interest and taxes accrued ................................          521,502          (107,920)
      Net regulatory assets and liabilities .....................          (58,334)         (822,983)
      Other current assets ......................................          (14,763)          (44,327)
      Other current liabilities .................................          (81,012)          (59,073)
      Other assets ..............................................           26,402            26,018
      Other liabilities .........................................          (23,988)           31,567
    Other, net ..................................................           73,277            21,888
                                                                      ------------      ------------
        Net cash provided by operating activities ...............        2,012,120           125,890
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................         (839,336)         (659,348)
  Other, net ....................................................           67,702           116,001
                                                                      ------------      ------------
        Net cash used in investing activities ...................         (771,634)         (543,347)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net .............................          544,632             3,397
  (Decrease) increase in short-term borrowing, net ..............       (1,130,633)        1,026,355
  Payments of long-term debt ....................................         (406,411)         (220,766)
  Payment of common stock dividends .............................         (324,956)         (276,010)
  Proceeds from issuance of stock ...............................           91,798             5,113
  Other, net ....................................................          (53,475)          (45,770)
                                                                      ------------      ------------
        Net cash (used in) provided by financing activities .....       (1,279,045)          492,319
                                                                      ------------      ------------

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS ..........          (20,594)           13,422
                                                                      ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............          (59,153)           88,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          102,071            35,500
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $     42,918      $    123,784
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ......................................................     $    415,564      $    471,224
  Income taxes ..................................................            3,639            81,766


             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for CenterPoint Energy, Inc. (CenterPoint Energy), together with its subsidiaries (collectively, the Company), are CenterPoint Energy's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the amended Annual Report on Form 10-K/A (Amendment No. 1) of Reliant Energy, Incorporated (Reliant Energy) (Reliant Energy Form 10-K/A) for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (SEC) on July 5, 2002, and the Quarterly Reports on Form 10-Q of Reliant Energy for the quarters ended March 31, 2002 (First Quarter 10-Q) and June 30, 2002 (Second Quarter 10-Q) (commission File No. 1-3187).

RESTRUCTURING

     CenterPoint Energy is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy that implemented certain requirements of the Texas electric restructuring law described below. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger pursuant to which the following steps occurred on August 31, 2002 (which is referred to herein as the Restructuring):

     o CenterPoint Energy became the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries became subsidiaries of CenterPoint Energy; and

     o Each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

     On September 5, 2002, CenterPoint Energy announced that its Board of Directors had declared a distribution of all of the shares of Reliant Resources common stock owned by CenterPoint Energy to its common shareholders on a pro rata basis (the Distribution). The Distribution was made on September 30, 2002 to shareholders of record of CenterPoint Energy common stock as of the close of business on September 20, 2002.

     CenterPoint Energy is the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. The Company's wholly owned operating subsidiaries own and operate electric generation plants, electric transmission and distribution facilities, natural gas distribution facilities and natural gas pipelines. The Company is subject to regulation as a "registered holding company" under the Public Utility Holding Company Act of 1935 (1935 Act). The Company's wholly owned subsidiaries include:

     o CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston.

     o Texas Genco Holdings, Inc. (Texas Genco), which owns and operates the Texas generating plants formerly belonging to the integrated electric utility that was a part of Reliant Energy. The Company intends to distribute approximately 19% of the outstanding common stock of Texas Genco to the Company's shareholders in late 2002 or early 2003.

     o CenterPoint Energy Resources Corp. (CERC Corp., together with its subsidiaries, CERC), formerly Reliant Energy Resources Corp. (RERC Corp., together with its subsidiaries, RERC), which owns gas distribution systems that together form one of the United States' largest natural gas distribution operations in terms of customers served. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines and gas gathering systems and provides various ancillary services.

     In June 1999, the Texas legislature enacted a law that substantially amended the regulatory structure governing electric utilities in Texas in order to implement retail electric competition (Texas electric restructuring law). Under this law, the power generation and retail sales functions of integrated utilities in Texas ceased to be subject to traditional cost-based regulation and utilities were required to separate their generation, retail and transmission and distribution functions into separate units. Since January 1, 2002, Texas Genco has been selling generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. The Company's transmission and distribution services remain subject to rate regulation. The Company does not engage in retail electric sales.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

     The Interim Financial Statements have been prepared to reflect the effects of the Restructuring and Distribution as described above on the CenterPoint Energy financial statements. The Interim Financial Statements present the Reliant Resources businesses (previously reported as the Wholesale Energy, European Energy, and Retail Energy business segments and related corporate costs) as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements reflect these operations as discontinued operations for the three and nine months ended September 30, 2001 and 2002.

     The following notes to the consolidated financial statements in the Reliant Energy Form 10-K/A (Reliant Energy 10-K/A Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Reliant Energy 10-K/A Notes: Note 2(e) (Long-Lived Assets and Intangibles),
     Note 2(f) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters),
     Note 5 (Derivative Financial Instruments), Note 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities) and Note 14 (Commitments and Contingencies).

     For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 13.

RETAIL ELECTRIC DEREGULATION

     During 2001, the Electric Operations business segment was comprised of regulated electric utility operations in Texas, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales were deregulated. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated electric utility business prior to 2002. Although the Company's former retail sales business is now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P, an unincorporated division of Reliant Energy prior to the restructuring of Reliant Energy, through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment.

     Beginning in 2002, CenterPoint Energy is reporting two new business segments for what was the former Electric Operations business segment:

     o    Electric Transmission and Distribution; and

     o    Electric Generation.

     The transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment, which also includes all revenues and the effects from generation-related regulatory assets recoverable by the regulated utility, including the Excess Cost Over Market
(ECOM) true-up component of stranded costs. The previously regulated generation operations in Texas, Texas Genco, are being reported in the new Electric Generation business segment. For additional information regarding regulatory matters affecting the Company's electric segments, see Note 4 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, and Note 4 below.

(2)  DISCONTINUED OPERATIONS

     On September 30, 2002, CenterPoint Energy distributed to its shareholders 240 million shares of Reliant Resources common stock, which represented CenterPoint Energy's approximately 83% ownership interest in Reliant Resources, by means of a tax-free spin-off in the form of a dividend.

     Holders of CenterPoint Energy common stock on the record date received
0.788603 shares of Reliant Resources common stock for each share of CenterPoint Energy stock that they owned on the record date. The total value of the distribution, after the impairment charge discussed below, was $847 million, or $2.84 per diluted share of CenterPoint Energy stock.

      As a result of the spin-off of Reliant Resources, CenterPoint Energy recorded a non-cash loss on disposal of discontinued operations of $4.3 billion in the third quarter of 2002. This loss represents the excess of the carrying value of CenterPoint Energy's net investment in Reliant Resources over the market value of Reliant Resources' common stock. CenterPoint Energy's financial statements reflect Reliant Resources as "discontinued operations" for all periods shown. Through the date of the spin-off, Reliant Resources' assets and liabilities are shown in CenterPoint Energy's balance sheet as "current and non-current assets and liabilities of discontinued operations".

     Reliant Resources' revenues included in discontinued operations for the three months ended September 30, 2001 and 2002 were $2.5 billion and $5.4 billion, respectively, and $5.7 billion and $9.5 billion for the nine months ended September 30, 2001 and 2002, respectively. Income from discontinued operations for the three months ended September 30, 2001 and 2002 is reported net of income tax expense of $150 million and $142 million, respectively, and $301 million and $290 million for the nine months ended September 30, 2001 and 2002, respectively. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task force (EITF) Issue No. 02-3, "Recognition and Reporting Gains and Losses on Energy Trading Contracts under Issues No. 98-10 and 00-17."

Restatement

     Also as more fully described in Note 1 to the Reliant Energy 10-K/A Notes, which is incorporated herein by reference, on May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price (round trip trades). The personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades. The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     Prior to the third quarter of 2002, Reliant Resources reported all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

     Based on its review, Reliant Resources determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of Reliant Resources' review. The round trip trades were for 20 million megawatt hours (MWh) of power and 61 million MWh of power for the three and nine months ended September 30, 2001, respectively, and 46 Billion cubic feet (Bcf) of natural gas for the nine months ended September 30, 2001.

     These round trip trades, collectively, had the effect of increasing each of revenues and purchased power expense by $847 million for the three months ended September 30, 2001 and increasing revenues, fuel and cost of gas sold expense and purchased power expense by $3.5 billion, $180 million and $3.3 billion, respectively, for the nine months ended September 30, 2001.

     In the course of Reliant Resources' review, Reliant Resources also identified and determined that it should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $13 million and $30 million for the three and nine months ended September 30, 2001, respectively. These transactions were originally recorded on a gross basis.

     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and nine months ended September 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $700 million of revenues, $206 million in fuel and cost of gas sold and $494 million of purchased power expense, and $1.0 billion of revenues, $367 million in fuel and cost of gas sold and $656 million of purchased power expense being recognized in each period, respectively. These transactions should have been accounted for on a net basis.

     Reliant Resources' consolidated financial statements for the three and nine months ended September 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement decreased Reliant Resources' revenues and operating expenses for the three months ended September 30, 2001 by $1.6 billion from total revenues of $4.1 billion as previously reported, to $2.5 billion, as restated, and total operating expenses of $3.7 billion as previously reported, to $2.1 billion, as restated. The restatement decreased Reliant Resources' revenues and operating expenses for the nine months ended September 30, 2001 by $4.5 billion from total revenues of $10.2 billion, as previously reported, to $5.7 billion, as restated, and total operating expenses of $9.5 billion as previously reported, to $5.0 billion, as restated.

     In addition to the round trip trades described above, Reliant Resources' review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of Reliant Resources' trading and marketing activities, and were historically reported on a gross basis, and were not material.

     Also as more fully described in Note 1 to the Reliant Energy 10-K/A Notes, during the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated by Reliant Resources and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of SFAS No. 133, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss totaling $170 million. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). Reliant Resources previously did not give accounting recognition to these transactions. As a result, the Company restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholder's Equity and Comprehensive Income for the year ended December 31, 2001 in the Reliant Energy Form 10-K/A. The Company has restated its comprehensive income disclosure related to its Reliant Resources' discontinued operations for the three and nine months ended September 30, 2001 from amounts previously reported, to effect this transaction as described above (Note 7). The restatement increased comprehensive income by $14 million from a total comprehensive income of $147 million, as previously reported, to $161 million, as restated, for the three months ended September 30, 2001 and decreased comprehensive income by $132 million (including the $170 million transition adjustment discussed above) from a total comprehensive income of $954 million, as previously reported, to $822 million, as restated, for the nine months ended September 30, 2001. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.

     Furthermore, in September 2002, during Reliant Resources' review of certain trading transactions in connection with various pending investigations, Reliant Resources identified four natural gas financial swap transactions that should not have been reflected in its financial statements. Reliant Resources has concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. Reliant Resources accounted for the transactions in its financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20 million pre-tax ($13 million after-tax), and the effect of increasing basic and diluted earnings per share by $0.04 in the first quarter of 2001. There were no cash flows associated with the transactions. The Company has further concluded, after considering both qualitative and quantitative factors, that a restatement of its financial statements for this item is not required.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. The Company adopted SFAS No. 144 on January 1, 2002. As a result of the adoption of SFAS No. 144, the Company's remaining Latin America operations have been presented on a gross basis in the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,

Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     See Note 5 for a discussion of the Company's adoption of SFAS No. 133 on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 for a discussion of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

(4)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.

     Texas Genco sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned forced outages. In September, October and December 2001, and March, July, October and November 2002, it conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and by its Master Separation Agreement with Reliant Resources.

     The capacity auctions were consummated at market-based prices that are substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law provides for the recovery in a "true-up" proceeding in 2004 (2004 True-Up Proceeding) of any difference between market power prices and the earlier estimates of those market prices by the Texas Utility Commission, using the prices received in the auctions required by the Texas Utility Commission as the measure of market prices (ECOM True-Up). For the three months and nine months ended September 30, 2002, respectively, CenterPoint Energy recorded approximately $240 million and $551 million in revenue related to the recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Note 4(a) to the Reliant Energy 10-K/A Notes, which is incorporated herein by reference.

(b)  Generation Asset Impairment Contingency.

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of September 30, 2002, no impairment had been indicated in its Texas generation assets. The Company anticipates that future events, such as the trading price of the stock after the expected distribution to the Company's shareholders of up to 20% of the outstanding stock of Texas Genco, a change in the estimated holding period of the Texas generation assets, or a change in market demand for electricity, will require the Company to re-evaluate these assets for impairment between now and 2004. If an impairment is indicated, it could be material and may not be fully recoverable through the 2004 True-Up Proceeding.

     The Texas electric restructuring law provides for the Company to recover the regulatory book value of its Texas generating assets to the extent the regulatory book value exceeds the estimated market value. If the Texas generating assets are sold in the future, a loss on sale of these assets, or an impairment of the recorded recoverable electric generation plant mitigation regulatory asset, will occur to the extent the recorded book value of the Texas generating assets exceeds the regulatory book value. As of September 30, 2002, the recorded book value was $638 million in excess of the regulatory book value. This amount declines as the recorded book value is depreciated and increases by the amount of non-environmental capital expenditures. For further discussion of the difference between the regulatory book value and the recorded book value, see Note 4(a) to the Reliant Energy 10-K/A Notes.

(c)  Regulatory Assets Contingency.

     As of September 30, 2002, in contemplation of the 2004 True-up Proceeding, CenterPoint Houston has recorded a regulatory asset of $2.0 billion representing the estimated future recovery of previously incurred stranded costs, which includes $1.0 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets) plus redirected depreciation, both reversed in 2001. Offsetting this regulatory asset is a $1.0 billion regulatory liability to refund the excess mitigation to ratepayers. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-up Proceeding calculations. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. CenterPoint Houston began refunding excess mitigation credits with January 2002 bills. These credits are to be refunded over a seven year period. Because accounting principles generally accepted in the United States of America require the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(d)  Fuel Reconciliation Contingency.

     CenterPoint Houston filed its final fuel reconciliation proceeding with the Texas Utility Commission on July 1, 2002, and subsequently amended its filing on October 2, 2002 and on November 8, 2002. Although previous fuel reconciliation proceedings have generally covered three-year periods, this filing covers fuel expense and interest incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance as of July 31, 1997 as approved in CenterPoint Houston's last fuel reconciliation. CenterPoint Houston's filing related to this proceeding covers $8.5 billion in fuel revenues and $8.6 billion in expenses and interest, resulting in a current under-collection, including interest, of $128 million, which is recorded as a regulatory asset in our consolidated balance sheet at September 30, 2002. A procedural schedule has been set with a hearing scheduled to begin January 28, 2003. Any over- or under-recovery, plus interest thereon, will be either returned to or recovered from CenterPoint Houston's customers, as appropriate, as a component of the 2004 True-Up Proceeding.

(e)  Arkansas Rate Case.

     In November 2001, CenterPoint Energy Arkla (Arkla) filed a rate request in Arkansas seeking rates to yield approximately $47 million in additional annual gross revenue. On August 9, 2002, a settlement was approved by the Arkansas Public Service Commission (APSC) which will result in an increase in base rates of approximately $32 million annually. In addition, the APSC approved a gas main replacement surcharge which is expected to provide $2 million of additional gross revenue in 2003 and additional amounts in subsequent years. The new rates included in the final settlement were effective with all bills rendered on and after September 21, 2002.

(f)  Oklahoma Rate Case.

     On May 28, 2002, Arkla filed a request in Oklahoma to increase its base rates by $13.7 million annually. In filed testimony, the Oklahoma Corporate Commission staff and the Oklahoma Attorney General have recommended annual base rate increases of $4.6 million and $7.5 million, respectively. Completion of the case is expected sometime during late December 2002 with new rates becoming effective in January 2003.

(g)  City of Tyler, Texas Hearing on Gas Costs.

     By letter to CenterPoint Energy Entex (Entex) dated July 31, 2002, the City of Tyler, Texas expressed "serious concerns" regarding amounts that Entex has paid for gas purchased for resale to residential and small commercial customers in that city under supply agreements in effect since 1992. Entex's gas costs for its Tyler system are recovered from customers pursuant to tariffs approved by the city and filed with both the city and the Railroad Commission of Texas. In the July 31 letter, the city forwarded various computations of what it believes to be excessive costs ranging from approximately $2.8 million to $39.2 million. The City had called a hearing for September 25, 2002. The Company filed a Petition for Injunction and Declaratory Relief in Travis County District Court and a Petition for a Declaratory Order at the Railroad Commission of Texas. In response to these filings, the City agreed to indefinitely postpone its hearing. As reflected in its petitions, the Company believes (i) that all gas costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs, (ii) that the City has no legal or factual support for the statements made in its letter and (iii) that the City has no authority to require or demand refunds of any amounts Entex has charged its customers in the City of Tyler.

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $59 million and a cumulative after-tax increase in accumulated other comprehensive income of $38 million. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 5 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference.

     Cash Flow Hedges. During the nine months ended September 30, 2002, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges, except for the settlement of forward-starting interest rate swaps discussed below. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the nine months ended September 30, 2002, a $0.9 million deferred loss was recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of September 30, 2002, the Company expects $8 million in accumulated other comprehensive loss to be reclassified into net income during the next twelve months.

     Interest Rate Swaps. As of September 30, 2002, the Company had outstanding interest rate swaps with an aggregate notional amount of $750 million to fix the interest rate applicable to floating rate short-term debt. These swaps do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. During the three months ended September 30, 2002, the Company settled its forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and will be amortized into interest expense in the same period during which the forecasted interest payments affect earnings. Should the forecasted interest payments no longer be probable, any remaining deferred amount will be recognized immediately as an expense. During the nine months ended September 30, 2002, there was $5.3 million in hedge ineffectiveness recognized in earnings related to these forward-starting interest rate swaps.

(6)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. On January 1, 2002, the Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001.

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    2001                2002
                                                                                -------------     -------------
                                                                                (IN MILLIONS, EXCEPT PER SHARE)
Reported Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .......................................................     $        183     $        161
Add: Goodwill amortization .................................................               12               --
                                                                                 ------------     ------------
Adjusted Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .......................................................     $        195     $        161
                                                                                 ============     ============

Basic Earnings Per Share From Continuing Operations Before Cumulative
   Effect of Accounting Change:
Reported Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .......................................................     $       0.63     $       0.54
Add: Goodwill amortization .................................................             0.04               --
                                                                                 ------------     ------------
Adjusted Basic Earnings From Continuing Operations Before Cumulative
   Effect of Accounting Change .............................................     $       0.67     $       0.54
                                                                                 ============     ============

Diluted Earnings Per Share From Continuing Operations Before Cumulative
   Effect of Accounting Change:
Reported Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .......................................................     $       0.63     $       0.54
Add: Goodwill amortization .................................................             0.04               --
                                                                                 ------------     ------------
Adjusted Diluted Earnings From Continuing Operations Before Cumulative
   Effect of Accounting Change .............................................     $       0.67     $       0.54
                                                                                 ============     ============


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       2001               2002
                                                                                   -------------     -------------
                                                                                   (IN MILLIONS, EXCEPT PER SHARE)
Reported Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .........................................................     $         427     $         394
Add: Goodwill amortization ...................................................                37                --
                                                                                   -------------     -------------
Adjusted Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .........................................................     $         464     $         394
                                                                                   =============     =============

Basic Earnings Per Share From Continuing Operations Before Cumulative
   Effect of Accounting Change:
Reported Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .........................................................     $        1.48     $        1.32
Add: Goodwill amortization ...................................................              0.13                --
                                                                                   -------------     -------------
Adjusted Basic Earnings From Continuing Operations Before Cumulative
   Effect of Accounting Change ...............................................     $        1.61     $        1.32
                                                                                   =============     =============

Diluted Earnings Per Share From Continuing Operations Before Cumulative
   Effect of Accounting Change:
Reported Income From Continuing Operations Before Cumulative Effect of
   Accounting Change .........................................................     $        1.46     $        1.32
Add: Goodwill amortization ...................................................              0.13                --
                                                                                   -------------     -------------
Adjusted Diluted Earnings From Continuing Operations Before Cumulative
   Effect of Accounting Change ...............................................     $        1.59     $        1.32
                                                                                   =============     =============

     The components of the Company's other intangible assets consist of the following:

                                                DECEMBER 31, 2001               SEPTEMBER 30, 2002
                                           -----------------------------    -----------------------------
                                             CARRYING       ACCUMULATED       CARRYING      ACCUMULATED
                                              AMOUNT        AMORTIZATION       AMOUNT       AMORTIZATION
                                           -------------   -------------    -------------   -------------
                                                                    (IN MILLIONS)
Land Use Rights ........................   $          59   $         (11)   $          59   $         (12)
Other ..................................              16              (2)              18              (2)
                                           -------------   -------------    -------------   -------------
    Total ..............................   $          75   $         (13)   $          77   $         (14)
                                           =============   =============    =============   =============

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of September 30, 2002. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended September 30, 2001 and 2002 was $0.2 million and $0.5 million, respectively. Amortization expense for other intangibles for the nine months ended September 30, 2001 and 2002 was $1.0 million and $1.4 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):


2002........................................     $       1
2003........................................             2
2004........................................             2
2005........................................             2
2006........................................             2
2007........................................             3
                                                 ---------
  Total.....................................     $      12
                                                 =========

     Goodwill as of September 30, 2002 by reportable business segment is as follows (in millions):

                                        AS OF
                                    SEPTEMBER 30,
                                        2002
                                    -------------
Natural Gas Distribution.......     $       1,085
Pipelines and Gathering........               601
Other Operations...............                54
                                    -------------
  Total........................     $       1,740
                                    =============

     The Company completed its review during the second quarter of 2002 pursuant to SFAS No. 142 for its reporting units in the Natural Gas Distribution, Pipelines and Gathering and Other Operations business segments. No impairment was indicated as a result of this assessment.

(7)  COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of total comprehensive income
(loss):

                                                             FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -----------------------------     -----------------------------
                                                                2001              2002             2001             2002
                                                             ------------     ------------     ------------     ------------
                                                                                     (IN MILLIONS)
Net income (loss) attributable to common
  stockholders ..........................................    $        355     $     (4,124)    $        934     $     (3,857)
                                                             ------------     ------------     ------------     ------------
Other comprehensive (loss) income:
  Other comprehensive (loss) income from
    discontinued operations .............................            (160)            (101)             (49)             162
  Foreign currency translation adjustments ..............              --               --               --               (3)
  Additional minimum non-qualified pension liability
    adjustment ..........................................              (3)              --                4               --
  Cumulative effect of adoption of SFAS No. 133 .........              --               --               38               --
  Net deferred losses from cash flow hedges .............              (8)             (46)             (60)             (59)
  Reclassification of deferred (gain) loss from cash
    flow hedges realized in net income ..................             (23)              --              (45)               3
                                                             ------------     ------------     ------------     ------------

Other comprehensive (loss) income .......................            (194)            (147)            (112)             103
                                                             ------------     ------------     ------------     ------------
Comprehensive income (loss) .............................    $        161     $     (4,271)    $        822     $     (3,754)
                                                             ============     ============     ============     ============


(8)  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Credit Facilities. As of September 30, 2002, CenterPoint Energy and its subsidiaries had credit facilities that provided for an aggregate of $5.2 billion in committed credit. As of September 30, 2002, $4.6 billion was outstanding under these facilities including $0.9 billion of commercial paper supported by the facilities, borrowings of $3.7 billion and letters of credit of $6.5 million. The weighted average interest rate on these short-term borrowings at December 31, 2001 and September 30, 2002 was 2.9% and 4.7%, respectively. In July 2002, the termination dates of facilities aggregating $4.7 billion were extended from July 12, 2002 to October 10, 2002. Upon the Restructuring, CenterPoint Energy became the borrower under facilities aggregating $4.3 billion, CenterPoint Houston remained the borrower under its $400 million facility and CERC Corp. remained both the borrower under its $350 million revolver and the seller under its $150 million receivables facility.

     The following table summarizes amounts available under credit facilities of CenterPoint Energy and its subsidiaries at September 30, 2002 (in millions):


                                                   TOTAL         UNUSED
                                                 COMMITTED      AMOUNT AT
BORROWER / SELLER      TYPE OF FACILITY           CREDIT         9/30/02
-------------------    --------------------    ------------    ------------
CenterPoint Energy     Revolvers/Term Loans    $      4,300    $        234
CenterPoint Houston    Revolver                         400              13
CERC Corp.             Revolver                         350             347
CERC Corp.             Receivables                      150              44
                                               ------------    ------------
              Total                            $      5,200    $        638
                                               ============    ============

     On October 10, 2002, the agreements relating to $4.3 billion of bank facilities at CenterPoint Energy and $400 million of bank facilities at CenterPoint Houston were amended and extended. Effective October 10, 2002, the commitments and unused amounts under the bank facilities of CenterPoint Energy and its subsidiaries were as follows (in millions):


                                                                          TOTAL          UNUSED
                                                                        COMMITTED      AMOUNT ON
BORROWER / SELLER      TYPE OF FACILITY       TERMINATION DATE            CREDIT        10/10/02
-------------------    -------------------    ---------------------    ------------    ------------
CenterPoint Energy     Revolver/Term Loans    October 9, 2003 (1)    $        3,850    $         --
CenterPoint Houston    Term Loans             October 9, 2003 (1)               850              --
CERC Corp.             Revolver               March 31, 2003                    350              --
CERC Corp.             Receivables            November 15, 2002                 150              44
                                                                       ------------    ------------
              Total                                                    $      5,200    $         44
                                                                       ============    ============

(1) CenterPoint Houston arranged a $1.3 billion loan on November 12, 2002, as discussed further below. A portion of the $1.3 billion loan was used to repay in full the $850 million in term loans outstanding under the CenterPoint Houston facility and the facility was terminated. As a result of the $1.3 billion loan arranged on November 12, 2002, $850 million of short-term borrowings have been classified as long-term debt as of September 30, 2002 in the Consolidated Balance Sheet. The CenterPoint Energy bank facilities aggregating $3.85 billion have the following mandatory commitment reductions, and to the extent necessitated by the lower commitment levels, principal payment obligations:

                                            AMOUNT OF
   DATE              BORROWER          COMMITMENT REDUCTION
   ----              --------          --------------------
                                           (in millions)
February 28, 2003  CenterPoint Energy       $        600
June 30, 2003      CenterPoint Energy                600
                                            ------------
     Total                                  $      1,200
                                            ============

     On October 10, 2002, cash aggregating $606 million was invested in a money market fund.

     The $850 million bank facility of CenterPoint Houston was secured by $850 million aggregate principal amount of CenterPoint Houston's general mortgage bonds issued under the General Mortgage Indenture dated as of October 10, 2002 between CenterPoint Houston and JPMorgan Chase Bank, as trustee. The lien of the general mortgage indenture is junior to that of the Mortgage and Deed of Trust dated as of November 1, 1944 between CenterPoint Houston (successor of Houston Lighting & Power Company) and JPMorgan Chase Bank (successor of South Texas Commercial National Bank), as trustee. The $850 million of general mortgage bonds were released by the banks upon the November 2002 repayment and termination of the facility.

     Under the CenterPoint Energy credit facilities and the former CenterPoint Houston facility, if any capital stock or indebtedness is issued, proceeds are to be applied (subject to a $100 million basket, and other limited exceptions) to repay bank loans and reduce bank commitments. If we receive cash proceeds from a sale of assets of more than $30 million or, if less, a group of sales aggregating more than $100 million, then such proceeds are to be applied to prepay bank loans and to reduce bank commitments, except that proceeds of up to $120 million (including the $100 million basket discussed above) can be reinvested in our businesses. Proceeds of $850 million from the $1.3 billion loan arranged in November 2002 were used to repay $850 million of loans under the CenterPoint Houston facility and the facility was terminated. Proceeds of $300 million from the $1.3 billion loan will be used to repay $300 million of debt maturing on November 15, 2002. Proceeds of $100 million from the $1.3 billion loan are expected to be used to purchase $100 million of pollution control bonds that are subject to mandatory tender on December 1, 2002. Because remaining proceeds from the $1.3 billion loan were used to pay transaction costs, CenterPoint Energy continues to have a $100 million basket under its $3.9 billion bank facility.

     In October 2002, the termination date of the $150 million CERC Corp. receivables facility was extended to November 15, 2002. The facility is expected to be replaced with a one-year receivables facility in November 2002. The $350 million CERC Corp. revolving credit facility expires March 31, 2003. We expect to refinance borrowings under the revolving credit facility of CERC Corp. on or prior to the March 31, 2003 expiration date of the facility. Refinancings may be accomplished through the issuance of long-term debt, short-term debt or a combination.

     The bank facilities contain various business and financial covenants. The borrowers are currently in compliance with the covenants under the applicable credit agreements.

     At the beginning of the second quarter, commercial paper programs aggregated $5 billion. In July 2002, the aggregate amount of the commercial paper programs was reduced to $3.2 billion. In October 2002, the aggregate amount of the commercial paper programs was further reduced to $1.9 billion. In each case, the reduction in the size of the commercial paper programs occurred because revolving credit facilities were converted to term loan facilities. Revolving credit facilities are needed to support commercial paper programs. As of October 10, 2002, the revolving credit facility of CenterPoint Energy supports a commercial paper program at CenterPoint Energy of $1.5 billion and the revolving credit facility of CERC Corp. supports a commercial paper program at CERC Corp. of

$350 million. The maximum amount of each issuer's outstanding commercial paper is limited to the amount of its revolving credit facility less any direct loans or letters of credit obtained under its revolver. Short-term borrowing needs in the third quarter were met with a combination of commercial paper and bank loans. In October 2002, all commercial paper was repaid with proceeds from bank loans. The extent to which commercial paper will be issued in lieu of bank loans will depend, in part, on market conditions and the credit ratings of the commercial paper issuers.

     Long-Term Debt. On November 12, 2002, CenterPoint Houston entered into a $1.3 billion loan maturing November 2005. The interest rate on the loan is the London inter-bank offered rate (LIBOR) plus 9.75 percent, subject to a minimum LIBOR rate of 3 percent. The loan is secured by CenterPoint Houston's general mortgage bonds. Proceeds from the loan were used to repay CenterPoint Houston's $850 million term loan and to pay costs of issuance. Additional proceeds from the loan are expected to be used to repay $300 million of debt that will mature on November 15, 2002 and to repay intercompany notes to the Company, which will use the proceeds to purchase or retire $100 million of pollution control bonds on December 1, 2002. As a result of the $1.3 billion loan arranged on November 12, 2002, the $300 million current portion of subsidiary debt due November 15, 2002 and $850 million of outstanding indebtedness under the Company's credit facilities have been classified as long-term debt as of September 30, 2002 in the Consolidated Balance Sheet. The loan agreement contains various business and financial covenants including a covenant restricting CenterPoint Houston's debt as a percent of its total capitalization to 68%. The loan agreement also limits incremental secured debt that may be issued at CenterPoint Houston to $300 million.

(9)  EXCHANGE OF ZERO-PREMIUM EXCHANGEABLE SUBORDINATED NOTES DUE 2029 (ZENS).

     From January 1, 2002 through September 30, 2002, holders of approximately 16% of the 17.2 million ZENS units originally issued exercised their right to exchange their ZENS for cash, resulting in aggregate cash payments by CenterPoint Energy of approximately $45 million. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of AOL Time Warner (AOL TW) common stock. There are 1.5 reference shares of AOL TW common stock for each of the 17.2 million ZENS units originally issued. The exchange market value is calculated using the average closing price per share of AOL TW common stock on the New York Stock Exchange on one or more trading days following the notice date. Payment must be made no later than ten trading days following the notice date. The Company recorded a net pre-tax gain of $12 million related to the ZENS exchanged.

     A subsidiary of CenterPoint Energy owns the reference shares of AOL TW common stock and elected to liquidate a portion of such holdings to make the cash payments. In connection with exchanges from January 1, 2002 through September 30, 2002, CenterPoint Energy has received net proceeds of approximately $43 million from the liquidation of approximately 4.1 million shares of AOL TW common stock at an average price of $10.56 per share.

(10) EARNINGS PER SHARE

     The following table presents CenterPoint Energy's basic and diluted earnings per share (EPS) calculation:

                                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                           -----------------------------    -----------------------------
                                                               2001             2002            2001             2002
                                                           -------------   -------------    -------------   -------------
                                                                          (IN MILLIONS, EXCEPT SHARE AND
                                                                                  PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before
    cumulative effect of accounting change ..............  $         183   $         161    $         427   $         394
  Income from discontinued operations, net of tax .......            172              48              448              82
  Loss on disposal of discontinued operations ...........             --          (4,333)              --          (4,333)
  Cumulative effect of accounting change, net of tax ....             --              --               59              --
                                                           -------------   -------------    -------------   -------------
  Net income (loss) attributable to common
    stockholders ........................................  $         355   $      (4,124)   $         934   $      (3,857)
                                                           =============   =============    =============   =============

Weighted average shares outstanding .....................    290,318,000     298,794,000      289,143,000     297,580,000
                                                           =============   =============    =============   =============

Basic EPS:
  Income from continuing operations before
    cumulative effect of accounting change ..............  $        0.63   $        0.54    $        1.48   $        1.32
  Income from discontinued operations, net of tax .......           0.59            0.16             1.55            0.28
  Loss on disposal of discontinued operations ...........             --          (14.50)              --          (14.56)
  Cumulative effect of accounting change, net of tax ....             --              --             0.20              --
                                                           -------------   -------------    -------------   -------------
  Net income (loss) attributable to common
    stockholders ........................................  $        1.22   $      (13.80)   $        3.23   $      (12.96)
                                                           =============   =============    =============   =============

Diluted EPS Calculation:
  Net income (loss) attributable to common
    stockholders ........................................  $         355   $      (4,124)   $         934   $      (3,857)
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred
    securities ..........................................             --              --               --              --
                                                           -------------   -------------    -------------   -------------
  Total earnings effect assuming dilution ...............  $         355   $      (4,124)   $         934   $      (3,857)
                                                           =============   =============    =============   =============

Weighted average shares outstanding .....................    290,318,000     298,794,000      289,143,000     297,580,000
  Plus: Incremental shares from assumed conversions(1):
    Stock options .......................................      1,147,000           1,000        1,942,000         194,000
    Restricted stock ....................................        733,000         822,000          733,000         822,000
    6 1/4% convertible trust preferred securities .......         14,000          12,000           14,000          12,000
                                                           -------------   -------------    -------------   -------------
  Weighted average shares assuming dilution .............    292,212,000     299,629,000      291,832,000     298,608,000
                                                           =============   =============    =============   =============

Diluted EPS:
  Income from continuing operations before
    cumulative effect of accounting change ..............  $        0.63   $        0.54    $        1.46   $        1.32
  Income from discontinued operations, net of tax .......           0.58            0.16             1.54            0.27
  Loss on disposal of discontinued operations ...........             --          (14.47)              --          (14.51)
  Cumulative effect of accounting change, net of tax ....             --              --             0.20              --
                                                           -------------   -------------    -------------   -------------
  Net income (loss) attributable to common
    stockholders ........................................  $        1.21   $      (13.77)   $        3.20   $      (12.92)
                                                           =============   =============    =============   =============

----------

(1) For the three months ended September 30, 2001 and 2002, the computation of diluted EPS excludes 2,319,488 and 9,971,384 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $31.73 to $50.00 per share and $12.87 to $36.25 per share for the third quarter 2001 and 2002, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

     For the nine months ended September 30, 2001 and 2002, the computation of diluted EPS excludes 2,005,338 and 6,182,661 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $39.53 to $50.00 per share and $16.15 to $36.25 per share for the first nine months of 2001 and 2002, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(11) CAPITAL STOCK

     Effective with the restructuring of Reliant Energy, all outstanding shares of Reliant Energy no par value stock were exchanged for CenterPoint Energy shares with a par value of $0.01 per share. The capital accounts of CenterPoint Energy have been restated as of December 31, 2001 to give effect to the change in par value per share. CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2001, 302,943,709 shares of Reliant Energy common stock were issued and 295,873,820 shares of Reliant Energy common stock were outstanding. At September 30, 2002, 304,335,457 shares of CenterPoint Energy common stock were issued and 299,418,905 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (7,069,889 and 4,916,552 at December 31, 2001 and September 30, 2002, respectively) and (b) treasury shares (-0- and 166 at December 31, 2001 and September 30, 2002, respectively). CenterPoint Energy, or Reliant Energy prior to August 31, 2002, declared dividends of $0.375 per share and $0.16 per share in the third quarter of 2001 and 2002, respectively and $1.125 per share and $0.91 per share in the first nine months of 2001 and 2002, respectively.

(12) TRUST PREFERRED SECURITIES

(a)  CenterPoint Energy.

     Statutory business trusts created by CenterPoint Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                             AGGREGATE LIQUIDATION
                                    AMOUNT
                          ---------------------------                                                        MANDATORY
                          DECEMBER 31,  SEPTEMBER 30,    DISTRIBUTION RATE/     REDEMPTION DATE/         JUNIOR SUBORDINATED
         TRUST                2001          2002           INTEREST RATE         MATURITY DATE               DEBENTURES
--------------------      -----------   -------------    ------------------     ---------------          -------------------
REI Trust I                $     375     $     375             7.20%              March 2048        7.20% Junior Subordinated
                                                                                                    Debentures

HL&P Capital Trust I       $     250     $     250            8.125%              March 2046        8.125% Junior Subordinated
                                                                                                    Deferrable Interest
                                                                                                    Debentures Series A

HL&P Capital Trust II      $     100     $     100            8.257%            February 2037       8.257% Junior Subordinated
                                                                                                    Deferrable Interest
                                                                                                    Debentures Series B

     For additional information regarding these securities, see Note 11 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference. The sole asset of each trust consists of junior subordinated debentures of CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities, and the principal amounts corresponding to the common and preferred securities or capital securities issued by that trust.

(b)  CERC Corp.

     A statutory business trust created by CERC Corp. (RERC Trust) has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):




                             AGGREGATE LIQUIDATION
                                     AMOUNT
                          -----------------------------      DISTRIBUTION        MANDATORY
                          DECEMBER 31,    SEPTEMBER 30,          RATE/        REDEMPTION DATE/     JUNIOR SUBORDINATED
     TRUST                    2001             2002          INTEREST RATE      MATURITY DATE           DEBENTURES
-----------------         ------------    -------------      -------------    ----------------     -------------------
RERC Trust                $          1    $           1              6.25%          June 2026      6.25% Convertible Junior
                                                                                                   Subordinated Debentures

     For additional information regarding the convertible preferred securities, see Note 11 to the Reliant Energy 10-K/A Notes. The sole asset of the trust consists of convertible junior subordinated debentures of CERC having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(13) COMMITMENTS AND CONTINGENCIES

(a)  Legal Matters.

     The Company's predecessor, Reliant Energy, and certain of its former subsidiaries have been named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, the Company and its subsidiaries are entitled to be indemnified by Reliant Resources for any losses arising out of the lawsuits described under "Southern California Class Actions," "Northern California Class Actions" and "Trading and Marketing Activities," including attorneys' fees and other costs. Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     Reliant Energy Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. Plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. A jury trial of the original claimant cities (but not the class of cities) in the 269th Judicial District Court for Harris County, Texas, ended in April 2000 (the Three Cities case). Although the jury found for Reliant Energy on many issues, they found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the Three Cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

     The Three Cities case has been appealed. The Company believes that the damage award resulted from serious errors of law and that it will be set aside by the Texas appellate courts. In addition, the Company believes that because of an agreement between the parties limiting fees to a percentage of the damages, reversal of the award of attorneys' fees is probable.

     The extent to which issues in the Three Cities case may affect the claims of the other cities served by Reliant Energy cannot be assessed until judgments are final and no longer subject to appeal. However, the trial court's rulings disregarding most of the jury's findings are consistent with Texas Supreme Court opinions. The Company estimates the range of possible outcomes for recovery by the plaintiffs in the Three Cities case to be between zero and $18 million inclusive of interest and attorneys' fees.

     Southern California Class Actions. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

     The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2001, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 22 and 23, 2002, Reliant Resources and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, the surrounding states, Canada and Mexico including Powerex Corp., the Los Angeles Department of Water and Power and the Bonneville Power Administration. Powerex Corp. and Bonneville Power Administration removed the cases once again to federal court where it was reassigned to Judge Whaley. On July 10, 2002, a motion to dismiss was filed in coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption.

     On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator. In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity, and civil penalties. Reliant Resources removed this lawsuit to federal court in April 2002, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

     On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources, Reliant Energy Services and several other subsidiaries of Reliant Resources. The complaint alleges that defendants violated their tariffs by failing to file transaction specific information, violated Federal Energy Regulatory Commission regulations concerning rate filings and charged unjust and unreasonable prices for electricity. The complaint also alleges that Reliant Resources consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violated California law. The lawsuit seeks fines, under California law, of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." Reliant Resources has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

     On April 15, 2002, the California Attorney General and the California Department of Water Resources filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of its subsidiaries. In this lawsuit, the Attorney General alleges that Reliant Resources' acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave Reliant Resources market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of Reliant Resources' California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. Judge Walker has denied the California Attorney General's motion to remand the two above-mentioned cases to state court and it is anticipated that he will rule in the near future in Reliant Resources' motion to dismiss all three cases.

     Northern California Class Actions. In the wake of the filing of the Attorney General cases, there have been seven new class action cases filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the Southern California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed to federal court and have been assigned to Judge Whaley by the Panel on Multi-District Litigation.

     Neither the Company nor Reliant Resources has answered any of these cases; however, they have moved to dismiss the cases on the grounds that the claims are barred by federal preemption and by the filed rate doctrine.

     Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of Reliant Resources. Their ultimate outcome and their effect on the Company cannot be predicted at this time. Additional information regarding certain of these matters is set forth below.

     In June 2002, the SEC advised Reliant Resources that it had issued a formal order in connection with its investigation of Reliant Resources' financial reporting, internal controls and related matters. The Company understands that the investigation is focused on Reliant Resources' round trip trades and structured transactions. These matters were previously the subject of an informal inquiry by the SEC. The SEC's formal order is also addressed to Reliant Energy. Reliant Resources and the Company are cooperating with the SEC staff.

     In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the Electric Reliability Council of Texas, Inc. (ERCOT) market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

     In May, June and July 2002, ten class action lawsuits were filed in federal court for the Southern District of Texas in Houston and one class action lawsuit was filed in federal court for the Eastern District of Texas in Texarkana on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy. Reliant Resources and certain of its executive officers are named as defendants. Reliant Energy is also named as a defendant in three of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the initial public offering of Reliant Resources. One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The dates of filing of these lawsuits are as follows: two lawsuits on May 15, 2002; two lawsuits on May 16, 2002; one lawsuit on May 17, 2002; one lawsuit on May 20, 2002; one lawsuit on May 21, 2002; one lawsuit on May 23, 2002; one lawsuit on June 19, 2002; one lawsuit on June 20, 2002; and one lawsuit on July 1, 2002. The complaints allege that the defendants overstated the revenues of Reliant Energy and Reliant Resources by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that Reliant Energy and Reliant Resources improperly accounted for certain other transactions, among other things. The complaints seek monetary damages, and in one of the lawsuits rescission, on behalf of a supposed class. In eight of the lawsuits, the supposed class is composed of persons who purchased or otherwise acquired Reliant Resources and/or Reliant Energy securities during specified class periods. The three lawsuits that include Reliant Energy as a named defendant were also filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy during specified class periods.

     Additionally, in May and June 2002, four class action lawsuits were filed on behalf of purchasers of securities of Reliant Energy. Reliant Energy and several of its executive officers are named as defendants. The dates of filing of the four lawsuits are as follows: one on May 16, 2002; one on May 21, 2002; one on June 13, 2002; and one on June 17, 2002. The lawsuits were filed in federal district court for the Southern District of Texas in Houston. The plaintiffs allege that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to spin-off Reliant Resources to avoid exposure to Reliant Resources' liabilities and to cause the price of Reliant Resources' stock to rise artificially, among other things. The complaints seek monetary damages on behalf of persons who purchased Reliant Energy securities during specified class periods.

     Fourteen of the fifteen securities cases were filed in the United States District Court for the Southern District of Texas, Houston Division. By Order dated August 1, 2002, the Court consolidated ten of the Houston cases. By Order dated August 27, 2002, the Court consolidated the remaining four Houston cases. In the same Order, the Court appointed the Boca Raton Police & Firefighters Retirement System and the Louisiana Retirement Funds to be lead plaintiffs in the consolidated securities cases.

     By Order dated August 22, 2002, the remaining securities case was transferred from the United States District court of the Eastern District of Texas, Texarkana Division, to the Southern District of Texas, Houston Division. By Order dated September 20, 2002, the Court consolidated the case originally filed in the Texarkana Division with the fourteen cases previously consolidated in the Houston Division.

     In May 2002, three class action lawsuits were filed in federal district court for the Southern District of Texas in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. The lawsuits were filed on May 29, 2002, May 30, 2002, and May 31, 2002. Two of the lawsuits have been dismissed without prejudice. The remaining lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered by a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution.

     Reliant Resources is defending the Company and its subsidiaries in these class action suits relating to Reliant Resources' trading and marketing activities pursuant to its indemnification obligations under the master separation agreement between Reliant Resources and Reliant Energy.

     Natural Gas Measurement Lawsuits. In 1997, a suit was filed under the Federal False Claim Act against RERC Corp. and certain of its subsidiaries alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs, and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case was consolidated, together with the other similar False Claim Act cases filed and transferred to the District of Wyoming. Motions to dismiss were denied. The defendants intend to vigorously contest this case.

     In addition, RERC Corp., Reliant Energy Gas Transmission Company (REGT), Reliant Energy Field Services, Inc. (REFS) and Mississippi River Transmission Corporation (MRT) have been named as defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants, including certain Reliant Energy entities, for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The action is currently pending in state court in Stevens County, Kansas. Plaintiffs initially sued Reliant Energy Services, but that company was dismissed without prejudice on June 8, 2001. Other Reliant Energy entities that were misnamed or duplicative have also been dismissed. MRT and REFS have filed motions to dismiss for lack of personal jurisdiction and are currently responding to discovery on personal jurisdiction. All four Reliant Energy defendants have joined in a motion to dismiss.

     The defendants plan to raise significant affirmative defenses based on the terms of the applicable contracts, as well as on the broad waivers and releases in take or pay settlements that were granted by the producer-sellers of natural gas who are putative class members.

     Other Proceedings. On October 2, 2002, John and Heather Maher filed a suit in the 23rd Judicial District Court in Wharton County, Texas, against the Company, CERC, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utility Code and civil conspiracy. The plaintiffs seek class certification, but no class has been certified at this time. The plaintiffs allege that defendants inflated the prices charged to consumers for the sale of natural gas for residential purposes. The plaintiffs seek actual, exemplary and statutory damages and civil penalties. The Company has been served but has not yet filed an answer. The ultimate outcome of the lawsuit cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in this lawsuit and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

     The Company is involved in other proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. The Company's management currently believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b)  Environmental Matters.

     Clean Air Standards. Based on current limitations of the Texas Commission on Environmental Quality (TCEQ) regarding emission of oxides of nitrogen (NOx) in the Houston area, the Company anticipates investing up to $672 million for emission control equipment through 2005, including $519 million expended from January 1, 1999 through September 30, 2002, with possible additional expenditures after 2005.

     The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most effective control option and that up to $699 million is eligible for cost recovery, the exact amount to be determined in the 2004 True-up Proceeding. In addition, the Company is required to provide $16.2 million in funding for certain NOx reduction projects associated with East Texas pipeline companies. These funds are also eligible for cost recovery.

     Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company, Inc. (REGT), Reliant Energy Pipeline Services, Inc., RERC Corp., Reliant Energy Services, other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented five times. As of July 29, 2002, there were 649 plaintiffs, a majority of whom are Louisiana residents. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts. Additionally on April 4, 2002, two plaintiffs filed a separate suit with identical allegations against the same parties (Docket No. 465, 944-Div. "B") in the same court.

     The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. This site was originally leased and operated by predecessors of REGT in the late 1940s and was operated until Arkansas Louisiana Gas Company ceased operations of the plant in the late 1970s.

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of September 30, 2002, the Company is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

     Manufactured Gas Plant Sites. CERC and its predecessors operated a manufactured gas plant (MGP) until 1960 adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW). CERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. CERC is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, CERC believes that two were neither owned nor operated by CERC. CERC believes it has no liability with respect to the sites it neither owned nor operated.

     At September 30, 2002, CERC had accrued $23 million for remediation of the Minnesota sites. At September 30, 2002, the estimated range of possible remediation costs was $10 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. Based on current information, the Company has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Other Minnesota Matters. At September 30, 2002, CERC had recorded accruals of $5 million for other environmental matters in Minnesota for which remediation may be required. At September 30, 2002, the estimated range of possible remediation costs was $3 million to $8 million.

     Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by the Company at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial position, results of operations or cash flows.

     Other. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims which it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(c)  Other Legal and Environmental Matters.

     The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(d)  Nuclear Insurance.

     The Company's Texas Genco subsidiary has a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 MW nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among its four co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. Texas Genco and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses.

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of September 30, 2002. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(e)  Nuclear Decommissioning.

     The Company contributed $14.8 million in 2001 to trusts established to fund its share of the decommissioning costs for the South Texas Project. At the Restructuring, beneficial ownership of this trust was transferred to Texas Genco as the licensee of the Company's interest in the South Texas Project. Pursuant to an October 3, 2001 Order from the Texas Utility Commission, beginning in 2002, CenterPoint Houston will collect $2.9 million per year relating to decommissioning funding from customers and will transfer these amounts collected to Texas Genco for deposit into the decommissioning trusts. There are various investment restrictions imposed upon the Company by the Texas Utility Commission and the Nuclear Regulatory Commission (NRC) relating to the nuclear decommissioning trusts. Additionally, the boards of directors of the Company and Texas Genco have appointed the Nuclear Decommissioning Trust Investment Committee to establish the investment policy of the trusts and oversee the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $160 million as of September 30, 2002, of which approximately 50% were debt securities and the remaining 50% were equity securities. For a discussion of the accounting treatment for the securities held in the nuclear decommissioning trusts, see
Note 2(l) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the current funding levels exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers.

     Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources and the applicable NRC regulations, the responsibility for the decommissioning trusts transferred to Texas Genco at the time of the Restructuring.

(14) REPORTABLE BUSINESS SEGMENTS

     The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable business segments: Electric Transmission and Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering, and Other Operations. Effective with the deregulation of the Texas electric industry beginning January 1, 2002, the basis of business segment reporting has changed for the Company's electric operations. Although retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in January 2002. Sales of electricity in 2002 prior to such meter reading are reflected in the Electric Transmission and Distribution business segment. The Texas generation operations of Reliant Energy's former integrated electric utility, Reliant Energy HL&P, are now a separate reportable business segment, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment, which also includes all impacts from generation-related regulatory assets recoverable by the regulated utility, including the ECOM true-up component of stranded costs. In 2001, Latin America was a separate business segment, but beginning in 2002 is reported in the Other Operations business segment. Reportable business segments from 2001 have been restated to conform to the 2002 presentation. Reportable business segments presented herein do not include Wholesale Energy, European Energy and Retail Energy as these business segments have operated within Reliant Resources which is presented as discontinued operations within these Interim Financial Statements. Note that estimates have been used to separate historical, (pre-January 1, 2002) Electric Generation business segment data from the Electric Transmission and Distribution segment data (see notes to the following tables). For descriptions of these reportable business segments, see Note 1 to the Reliant Energy 10-K/A Notes.

     Beginning in the first quarter of 2002, the Company began to evaluate business segment performance on an earnings (loss) before interest expense, distribution on trust preferred securities, and income taxes (EBIT) basis. Prior to 2002, the Company evaluated performance based upon operating income. EBIT, as defined, is shown because the Company believes it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. The Company expects that some analysts and investors will want to review EBIT when evaluating the Company. EBIT is not defined under accounting principles generally accepted in the United States of America (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, the Company's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.

     Financial data for the reportable business segments are as follows:



                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                   -----------------------------------------------------
                                                    REVENUES FROM     NET INTERSEGMENT
                                                   NON-AFFILIATES(3)      REVENUES             EBIT
                                                   -----------------  ----------------    --------------
                                                                      (IN MILLIONS)
Electric Transmission and Distribution (1) ......    $        1,608    $           --     $          345
Electric Generation (2) .........................                --               898                117
Natural Gas Distribution ........................               604                 4                (20)
Pipelines and Gathering .........................                65                27                 34
Other Operations ................................                23                --                (26)
Eliminations ....................................                --              (929)               (13)
                                                     --------------    --------------     --------------
Consolidated ....................................    $        2,300    $           --     $          437
                                                     ==============    ==============     ==============




                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                       -----------------------------------------------------------
                                                         REVENUES FROM      NET INTERSEGMENT
                                                       NON-AFFILIATES(3)        REVENUES                EBIT
                                                       -----------------    ----------------       ---------------
                                                                             (IN MILLIONS)
Electric Transmission and Distribution (1) .......      $           660      $            --       $           407
Electric Generation (2) ..........................                  526                   --                     7
Natural Gas Distribution .........................                  670                   11                    --
Pipelines and Gathering ..........................                   60                   28                    43
Other Operations .................................                    7                   --                    (8)
Eliminations .....................................                   --                  (39)                  (10)
                                                        ---------------      ---------------       ---------------
Consolidated .....................................      $         1,923      $            --       $           439
                                                        ===============      ===============       ===============


                                                                                                                     AS OF
                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001            DECEMBER 31, 2001
                                                 --------------------------------------------------------      -----------------
                                                                           NET
                                                  REVENUES FROM      INTERSEGMENT
                                                 NON-AFFILIATES(3)      REVENUES                EBIT              TOTAL ASSETS
                                                 -----------------  ---------------       ---------------       ---------------
                                                                                  (IN MILLIONS)
Electric Transmission and Distribution (1) ..     $         4,521    $            --       $           787       $         7,689
Electric Generation (2) .....................                  --              2,832                   242                 4,323
Natural Gas Distribution ....................               3,814                  5                    76                 3,732
Pipelines and Gathering .....................                 237                 81                   107                 2,361
Other Operations ............................                  76                 --                   (45)                1,238
Discontinued Operations .....................                  --                 --                    --                12,299
Eliminations ................................                  --             (2,918)                  (33)                 (376)
                                                  ---------------    ---------------       ---------------       ---------------
Consolidated ................................     $         8,648    $            --       $         1,134       $        31,266
                                                  ===============    ===============       ===============       ===============



                                                                                                                  AS OF
                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002         SEPTEMBER 30, 2002
                                                 -------------------------------------------------------    ------------------
                                                                           NET
                                                  REVENUES FROM      INTERSEGMENT
                                                 NON-AFFILIATES(3)      REVENUES              EBIT            TOTAL ASSETS
                                                 -----------------  ---------------      ---------------     ---------------
                                                                                 (IN MILLIONS)
Electric Transmission and Distribution (1) ..      $       1,757      $          --       $         943       $       8,837
Electric Generation (2) .....................              1,210                 56                 (71)              4,451
Natural Gas Distribution ....................              2,629                 29                 124               3,608
Pipelines and Gathering .....................                194                 88                 122               2,409
Other Operations ............................                 16                 --                 (30)              1,026
Eliminations ................................                 --               (173)                (17)             (1,343)
                                                   -------------      -------------       -------------       -------------
Consolidated ................................      $       5,806      $          --       $       1,071       $      18,988
                                                   =============      =============       =============       =============

----------

(1) Retail customers remained regulated customers of Reliant Energy HL&P, then an unincorporated division of Reliant Energy, through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment.

(2) For 2001, revenues were derived based on an allowed regulatory rate of return on rate base with Reliant Energy HL&P being the sole customer of the Electric Generation business segment. Expenses, such as fuel and cost of gas sold, operations and maintenance and depreciation and amortization, and assets, such as property, plant and equipment and inventory, were specifically identified by function and reported accordingly. Various allocations were used to disaggregate other common expenses, assets and liabilities between the Electric Generation and the Electric Transmission and Distribution business segments. Interest expense was calculated based upon an allocation methodology that charged the Electric Generation business segment with financing and equity costs from Reliant Energy in proportion to its share of total net assets prior to the effects of deregulation. For 2002, the Electric Generation business segment's operations reflect market prices for power established by capacity auctions.

(3) Included in Revenues from Non-Affiliates are revenues from sales to Reliant Resources, a former affiliate, of $16 million and $651 million for the three months ended September 30, 2001 and 2002, respectively, and $149 million and $1.5 billion for the nine months ended September 30, 2001 and 2002, respectively.

     Reconciliation of Operating Income to EBIT and EBIT to Net Income (Loss) Attributable to Common Stockholders:

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -------------------------------       -------------------------------
                                                            2001                2002               2001               2002
                                                         ------------       ------------       ------------       ------------
                                                                                    (IN MILLIONS)
Operating income ..................................      $        435       $        431       $      1,095       $      1,070
Loss on AOL Time Warner investment ................              (512)               (82)               (44)              (530)
Gain on indexed debt securities ...................               503                 87                 39                509
Other income, net .................................                11                  3                 44                 22
                                                         ------------       ------------       ------------       ------------
EBIT ..............................................               437                439              1,134              1,071
Interest expense ..................................              (141)              (171)              (422)              (428)
Distribution on trust preferred securities ........               (14)               (14)               (42)               (42)
Income tax expense ................................               (99)               (93)              (243)              (207)
                                                         ------------       ------------       ------------       ------------
Income from continuing operations before cumulative
  effect of accounting change .....................               183                161                427                394
Income from discontinued operations, net of tax ...               172                 48                448                 82
Loss on disposal of discontinued operations .......                --             (4,333)                --             (4,333)
Cumulative effect of accounting change ............                --                 --                 59                 --
                                                         ------------       ------------       ------------       ------------
Net income (loss) attributable to common
  stockholders ....................................      $        355       $     (4,124)      $        934       $     (3,857)
                                                         ============       ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                    OVERVIEW

     We are a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) in compliance with requirements of the Texas electric restructuring law. We are the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. Our wholly owned operating subsidiaries own and operate electric generation plants, electric transmission and distribution facilities, natural gas distribution facilities and natural gas pipelines. We are subject to regulation as a "registered holding company" under the Public Utility Holding Company Act of 1935 (1935 Act). Our wholly owned subsidiaries include:

     o CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in our electric transmission and distribution business in the Texas Gulf Coast area;

     o Texas Genco Holdings, Inc. (Texas Genco), which owns and operates our Texas generating plants; and

     o CenterPoint Energy Resources Corp. (CERC Corp.), together with its subsidiaries (CERC), which owns and operates our local gas distribution companies, gas gathering systems and interstate pipelines.

     Our 83%-ownership interest in Reliant Resources, Inc. (Reliant Resources) was distributed to our shareholders on September 30, 2002 (the Distribution).

     In this section we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. Our financial reporting business segments include the following:

     o    Electric Transmission and Distribution;

     o    Electric Generation;

     o    Natural Gas Distribution;

     o    Pipelines and Gathering; and

     o    Other Operations.

     Effective with the full deregulation of sales of electric energy to retail customers in Texas beginning January 1, 2002, power generators and retail electric providers in Texas ceased to be subject to traditional cost-based regulation. Since that date, we have sold generation capacity, energy and ancillary services related to power generation at prices determined by the market. Our transmission and distribution services remain subject to rate regulation.

     Beginning January 1, 2002, the basis of business segment reporting has changed for our Texas electric operations. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of our former integrated electric utility, Reliant Energy HL&P, through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment. The Texas generation operations of Reliant Energy HL&P are now a separate reportable business segment, Electric Generation, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment. In 2001, Latin America was a separate business segment, but is now reported in the Other Operations business segment beginning in 2002. Reportable business segments from 2001 have been restated to conform to the 2002 presentation. For business segment reporting information, please read Notes 1 and 14 to our Interim Financial Statements, which notes are incorporated by reference herein.

     The Interim Financial Statements have been prepared to reflect the effect of the Distribution as described above on the CenterPoint Energy financial statements. The Interim Financial Statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the Interim Financial Statements reflect these operations as discontinued operations for the three and nine months ended September 30, 2001 and 2002.

     As a result of the spin-off of Reliant Resources, we recorded a non-cash loss on disposal of discontinued operations of $4.3 billion in the third quarter of 2002. This loss represents the excess of the carrying value of our net investment in Reliant Resources over the market value of Reliant Resources' common stock. Through the date of the spin-off, Reliant Resources' assets and liabilities are shown in our balance sheet as "current and non-current assets and liabilities of discontinued operations."

The Restructuring

      In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger pursuant to which the following occurred on August 31, 2002 (which we refer to herein as the Restructuring):

     o CenterPoint Energy became the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries became subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

     After the Restructuring, we distributed the shares of common stock of Reliant Resources that we owned to our shareholders (which we refer to herein as the Distribution) in a tax-free transaction.

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered public utility holding company system under the 1935 Act. The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     In connection with the Restructuring, in order to enable CenterPoint Energy to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, we have obtained authority from our state regulators to divide the gas distribution businesses conducted by CERC Corp.'s three unincorporated gas distribution divisions, CenterPoint Energy Entex, CenterPoint Energy Arkla and CenterPoint Energy Minnegasco, among three separate entities. The entity that would hold the CenterPoint Energy Entex assets would also hold ownership of CERC's natural gas pipelines and gathering business. We must also receive approval of these transactions under the 1935 Act. Although we expect this business restructuring of CERC may be completed, we can provide no assurance that this will, in fact, occur, or that we will ultimately be exempt from registration under the 1935 Act. For further information on the CERC restructuring, see "Our Business --RERC Corp. Restructuring" in Item 1 of the Reliant Energy Form 10-K/A, which is incorporated by reference herein.

Recent Plant Mothballing

     In October 2002, Texas Genco announced a plan to temporarily remove from service, or "mothball," approximately 3,400 MW of our gas-fired generating units through at least May 2003. We decided to mothball these units because of unfavorable market conditions in the ERCOT market, including a surplus of generating capacity and a lack of bids for the output of these units in previous capacity auctions. In connection with our plan, the ERCOT independent system operator has determined that the mothballed units are not required to remain in service for reliability reasons through May 2003.

     The mothballed units represent approximately one third of our total gas-fired generating capacity. The capacity to be mothballed includes all 2,213 MW of capacity at the P.H. Robinson facility, 229 MW of capacity at the T.H.

Wharton facility, 406 MW of capacity at the Greens Bayou facility, 374 MW of capacity at the Webster facility and all 174 MW of capacity at the Deepwater facility. We may decide to mothball additional gas-fired generating units through May 2003 if market demand for units continuing in service is insufficient. Given the results of our recent capacity auctions, we expect to return some or all of the mothballed facilities to service during the summer.

     In connection with the decision to mothball these units, Texas Genco extended a voluntary early retirement package in November 2002 to approximately 140 Texas Genco employees. The Company does not believe the cost of this package will have a material impact on its results of operations or cash flows.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                       2001             2002             2001            2002
                                                                  -------------     --------------   ------------     ------------
                                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ......................................................    $      2,300     $      1,923     $      8,648     $      5,806
Operating Expenses ............................................          (1,865)          (1,492)          (7,553)          (4,736)
                                                                   ------------     ------------     ------------     ------------
Operating Income ..............................................             435              431            1,095            1,070
Loss on AOL Time Warner Investment ............................            (512)             (82)             (44)            (530)
Gain on Indexed Debt Securities ...............................             503               87               39              509
Other Income, net .............................................              11                3               44               22
                                                                   ------------     ------------     ------------     ------------
Earnings Before Interest and Taxes ............................             437              439            1,134            1,071
Interest Expense ..............................................            (141)            (171)            (422)            (428)
Distribution on Trust Preferred Securities ....................             (14)             (14)             (42)             (42)
Income Tax Expense ............................................             (99)             (93)            (243)            (207)
                                                                   ------------     ------------     ------------     ------------
Income From Continuing Operations Before Cumulative Effect
  of Accounting Change ........................................             183              161              427              394
Income from Discontinued Operations, net of tax ...............             172               48              448               82
Loss on Disposal of Discontinued Operations ...................              --           (4,333)              --           (4,333)
Cumulative Effect of Accounting Change, net of tax ............              --               --               59               --
                                                                   ------------     ------------     ------------     ------------
Net Income (Loss) Attributable to Common Stockholders .........    $        355     $     (4,124)    $        934     $     (3,857)
                                                                   ============     ============     ============     ============

BASIC EARNINGS PER SHARE:
  Income From Continuing Operations Before Cumulative Effect
    of Accounting Change ......................................    $       0.63     $       0.54     $       1.48     $       1.32
  Income From Discontinued Operations, net of tax .............            0.59             0.16             1.55             0.28
  Loss on Disposal of Discontinued Operations .................              --           (14.50)              --           (14.56)
  Cumulative Effect of Accounting Change, net of tax ..........              --               --             0.20               --
                                                                   ------------     ------------     ------------     ------------
  Net Income (Loss) Attributable to Common Stockholders .......    $       1.22     $     (13.80)    $       3.23     $     (12.96)
                                                                   ============     ============     ============     ============
DILUTED EARNINGS PER SHARE:
  Income From Continuing Operations Before Cumulative
    Effect of Accounting Change ...............................    $       0.63     $       0.54     $       1.46     $       1.32
  Income From Discontinued Operations, net of tax .............            0.58             0.16             1.54             0.27
  Loss on Disposal of Discontinued Operations .................              --           (14.47)              --           (14.51)
  Cumulative Effect of Accounting Change, net of tax ..........              --               --             0.20               --
                                                                   ------------     ------------     ------------     ------------
  Net Income (Loss) Attributable to Common Stockholders .......    $       1.21     $     (13.77)    $       3.20     $     (12.92)
                                                                   ============     ============     ============     ============

Three months ended September 30, 2001 compared to three months ended September 30, 2002

     Income from Continuing Operations. We reported income from continuing operations before the cumulative effect of accounting change of $161 million ($0.54 per diluted share) for the three months ended September 30, 2002. For the same period of 2001, and prior to the full implementation of the Texas electric restructuring law, income from continuing operations before the cumulative effect of accounting change was $183 million ($0.63 per diluted share). Effective January 1, 2002, we discontinued amortizing goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). During the third quarter of 2001, we recognized $12 million of goodwill amortization expense. The decrease in income from continuing operations before the cumulative effect of accounting change for the third quarter of 2002 as compared to the third quarter of 2001 was primarily due to the following:

     o a $41 million decrease in earnings before interest and taxes (EBIT) from our Electric business segments, reflecting the movement of a portion of this business to Reliant Resources' Retail Energy business segment and depressed capacity auction prices for our generation products; and

     o a $30 million increase in interest expense from higher borrowing costs.

The above items were partially offset by:

     o a $14 million positive impact related to our investment in AOL Time Warner securities and related indexed debt securities;

     o a $20 million increase in EBIT from our Natural Gas Distribution business segment; and

     o a $9 million increase in EBIT from our Pipelines and Gathering business segment.

     Earnings Before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

     Interest Expense. We incurred interest expense of $171 million during the three months ended September 30, 2002 compared to $141 million in the same period of 2001. The increase in interest expense of $30 million resulted primarily from higher borrowing costs and increased debt levels.

     Income Tax Expense. During the three months ended September 30, 2002 and 2001, our effective tax rate was 36.6% and 35.0%, respectively. The increase in the effective tax rate for the third quarter of 2002 compared to the third quarter of 2001 was primarily due to an increase in state taxes, offset by the discontinuance of goodwill amortization in accordance with SFAS No. 142.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2002

     Income from Continuing Operations. We reported income from continuing operations before the cumulative effect of accounting change of $394 million ($1.32 per diluted share) for the nine months ended September 30, 2002 compared to $427 million ($1.46 per diluted share) for the nine months ended September 30, 2001. Effective January 1, 2002, we discontinued amortizing goodwill in accordance with SFAS No. 142. During the first nine months of 2001, we recognized $37 million of goodwill amortization expense. The decrease in income from continuing operations before the cumulative effect of accounting change for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily due to the following:

     o a $136 million decrease in EBIT from our Electric business segments, reflecting the movement of a portion of this business to Reliant Resources' Retail Energy business segment and depressed capacity auction prices for our generation products;

     o a $16 million negative impact related to our investment in AOL Time Warner securities and related indexed debt securities; and

     o    a $6 million increase in interest expense from higher borrowing costs.

The above items were partially offset by:

     o a $48 million increase in EBIT from our Natural Gas Distribution business segment;

     o a $15 million increase in EBIT from our Pipelines and Gathering business segment;

     o a $15 million increase in EBIT from our Other Operations business segment; and

     o    a $36 million decrease in income tax expense.

     Earnings Before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

     Interest Expense. We incurred interest expense of $428 million during the nine months ended September 30, 2002 compared to $422 million in the same period of 2001. The increase in interest expense of $6 million resulted primarily from higher borrowing costs.

     Income Tax Expense. During the nine months ended September 30, 2002 and 2001, our effective tax rate was 34.5% and 36.2%, respectively. The decrease in the effective tax rate for the first nine months of 2002 compared to the first nine months of 2001 was primarily due to the discontinuance of goodwill amortization in accordance with SFAS No. 142 and increased benefits related to the Employee Stock Ownership Plan.

     Cumulative Effect of Accounting Change. The 2001 results reflect a $59 million after-tax non-cash gain from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). For additional discussion of the adoption of SFAS No. 133, please read Note 5 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

     The following table presents EBIT for each of our business segments for the three and nine months ended September 30, 2001 and 2002. EBIT represents earnings (loss) before interest expense, distribution on trust preferred securities, and income taxes. EBIT, as defined, is shown because we believe it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. We expect that some analysts and investors will want to review EBIT when evaluating our Company. It is not defined under generally accepted accounting principles, and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with accounting principles generally accepted in the United States
(GAAP) and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our business segments' operating income (loss) to EBIT and EBIT to net income (loss), please read Note 14 to our Interim Financial Statements.

                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------     ---------------------------------
                                                    2001               2002               2001               2002
                                               --------------     --------------     --------------     --------------
                                                                           (IN MILLIONS)
Electric Transmission and Distribution ....    $          345     $          407     $          787     $          943
Electric Generation .......................               117                  7                242                (71)
Natural Gas Distribution ..................               (20)                --                 76                124
Pipelines and Gathering ...................                34                 43                107                122
Other Operations ..........................               (26)                (8)               (45)               (30)
Eliminations ..............................               (13)               (10)               (33)               (17)
                                               --------------     --------------     --------------     --------------
      Total Consolidated EBIT .............    $          437     $          439     $        1,134     $        1,071
                                               ==============     ==============     ==============     ==============


ELECTRIC BUSINESS SEGMENTS

     For information regarding factors that may affect the future results of operations of our Electric business segments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Electric Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following tables provide summary data, including EBIT, of our Electric business segments for the three months and nine months ended September 30, 2001 and 2002:

                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                                  ------------------  ------------------
                                                              (IN MILLIONS)
Operating Revenues .............................    $         1,608    $         4,521
                                                    ---------------    ---------------
Operating Expenses:
  Fuel and Purchased Power .....................                634              2,132
  Operation and Maintenance ....................                255                736
  Depreciation and Amortization ................                161                369
  Other Operating Expenses .....................                115                313
                                                    ---------------    ---------------
    Total Operating Expenses ...................              1,165              3,550
                                                    ---------------    ---------------
Operating Income ...............................                443                971
Other Income, net ..............................                 12                 37
                                                    ---------------    ---------------
Earnings Before Interest and Income Taxes ......    $           455    $         1,008
                                                    ===============    ===============

Electric Sales Including Unbilled (GWh(1)):
  Residential ..................................              7,710             17,445
  Commercial ...................................              5,232             13,741
  Industrial ...................................              7,908             23,853
  Other ........................................                 99                777
                                                    ---------------    ---------------
  Total Sales Including Unbilled ...............             20,949             55,816
                                                    ===============    ===============

----------

(1)  Gigawatt hours

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                  ------------------------------------------------------------------------
                                                      ELECTRIC
                                                    TRANSMISSION        ELECTRIC
                                                   & DISTRIBUTION      GENERATION        ELIMINATIONS          TOTAL
                                                  ---------------    ---------------    ---------------    ---------------
                                                                             (IN MILLIONS)
Operating Revenues:
  Electric Revenues ..........................    $           420    $           526    $            --    $           946
  ECOM True-Up ...............................                240                 --                 --                240
                                                  ---------------    ---------------    ---------------    ---------------
    Total Operating Revenues .................                660                526                 --              1,186
                                                  ---------------    ---------------    ---------------    ---------------
Operating Expenses:
  Fuel and Purchased Power ...................                 --                372                 --                372
  Operation and Maintenance ..................                130                 98                 --                228
  Depreciation and Amortization ..............                 75                 39                 --                114
  Other Operating Expenses ...................                 56                 10                 --                 66
                                                  ---------------    ---------------    ---------------    ---------------
    Total Operating Expenses .................                261                519                 --                780
                                                  ---------------    ---------------    ---------------    ---------------
Operating Income .............................                399                  7                 --                406
Other Income, net ............................                  8                 --                 --                  8
                                                  ---------------    ---------------    ---------------    ---------------
Earnings Before Interest and Income Taxes ....    $           407    $             7    $            --    $           414
                                                  ===============    ===============    ===============    ===============


Throughput Data Including Unbilled (GWh):
  Residential ................................              7,966
  Commercial .................................              5,148
  Industrial .................................              7,766
  Other ......................................                 37
                                                  ---------------
  Total Throughput Including Unbilled ........             20,917
                                                  ===============

Physical Electric Generation Power
  Sales (in GWh) .............................                                15,476
                                                                     ===============


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                        -------------------------------------------------------------------
                                                           ELECTRIC
                                                         TRANSMISSION      ELECTRIC
                                                        & DISTRIBUTION     GENERATION       ELIMINATIONS          TOTAL
                                                        --------------    -------------     -------------     -------------
                                                                                  (IN MILLIONS)
Operating Revenues:
  Electric Revenues .................................    $       1,206    $       1,266     $         (56)    $       2,416
  ECOM True-Up ......................................              551               --                --               551
                                                         -------------    -------------     -------------     -------------
    Total Operating Revenues ........................            1,757            1,266               (56)            2,967
                                                         -------------    -------------     -------------     -------------
Operating Expenses:
  Fuel and Purchased Power ..........................               56              901               (56)              901
  Operation and Maintenance .........................              401              272                --               673
  Depreciation and Amortization .....................              204              118                --               322
  Other Operating Expenses ..........................              168               49                --               217
                                                         -------------    -------------     -------------     -------------
    Total Operating Expenses ........................              829            1,340               (56)            2,113
                                                         -------------    -------------     -------------     -------------
Operating Income (Loss) .............................              928              (74)               --               854
Other Income, net ...................................               15                3                --                18
                                                         -------------    -------------     -------------     -------------
Earnings (Loss) Before Interest and Income Taxes ....    $         943    $         (71)    $          --     $         872
                                                         =============    =============     =============     =============


Throughput Data Including Unbilled (GWh):
  Residential .......................................           18,736
  Commercial ........................................           13,911
  Industrial ........................................           20,536
  Other .............................................              116
                                                         -------------
  Total Throughput Including Unbilled ...............           53,299
                                                         =============

Physical Electric Generation Power
   Sales (in GWh) ...................................                            41,923
                                                                          =============

     During 2001, our Electric Operations business segment reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales are no longer subject to cost of service regulation. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated service prior to 2002.

     Beginning in 2002, we are reporting two new business segments for what was the former Electric Operations business segment:

     o    Electric Transmission and Distribution; and

     o    Electric Generation.

     The Electric Transmission and Distribution business segment will report results from two sources. This business segment includes the regulated electric transmission and distribution operations as well as impacts of generation-related stranded costs recoverable by the regulated utility. The previously regulated generation operations in Texas are being reported in the new Electric Generation business segment.

     As a result of the implementation of deregulation and the corresponding new business segments, the regulated transmission and distribution utility recovers the cost of its service through an energy delivery charge, and not as a component of the prior bundled rate, which included energy and delivery charges. Accordingly, there are no meaningful comparisons for these business segments against prior periods. The design of the new energy delivery rate differs from the prior bundled rate. The winter/summer rate differential for residential customers has been eliminated and the energy component of the rate structure has been removed, which will tend to lessen some of the pronounced seasonal variation of revenues which has been experienced in prior periods. For estimates of historical Electric Generation revenues, please read Note 14 to our Interim Financial Statements.

     Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Operations during this transition period, reflected in the Electric Transmission and Distribution business segment, produced a $4 million loss before interest and taxes for the three months ended September 30, 2002 and EBIT of $3 million for the nine months ended September 30, 2002. We expect to incur additional transition expenses during the remainder of the year which are expected to offset a substantial portion of the earnings from retail sales in January 2002.

     The new Electric Generation business segment, Texas Genco, is comprised of over 14,000 megawatts of electric generation located entirely in the state of Texas. This business segment reported EBIT of $7 million for the three months ended September 30, 2002 and a loss before interest and taxes of $71 million for the nine months ended September 30, 2002, primarily due to low natural gas prices and ample generating capacity in Texas, which created a weak price environment when the capacity auctions described below were conducted in late 2001 and early 2002.

     The new Electric Transmission and Distribution business segment, CenterPoint Houston, reported EBIT of $407 million for the three months ended September 30, 2002, consisting of EBIT of $171 million for the regulated electric transmission and distribution business, loss before interest and taxes of $4 million from retail sales during the transition period as discussed above and EBIT of $240 million associated with certain generation-related regulatory assets, or Excess Cost Over Market (ECOM), recorded pursuant to the Texas electric restructuring law as explained below. The Electric Transmission and Distribution business segment reported EBIT of $943 million for the nine months ended September 30, 2002, consisting of EBIT of $389 million for the regulated electric transmission and distribution business, EBIT of $3 million from retail sales during the transition period as discussed above and EBIT of $551 million associated with the ECOM true-up.

     Under the Texas electric restructuring law, each power generator that is unbundled from an integrated electric utility in Texas has an obligation to conduct state-mandated capacity auctions of 15% of its capacity. In addition, under a master separation agreement between CenterPoint Energy and Reliant Resources, Texas Genco is contractually obligated to auction all capacity in excess of the state-mandated capacity auctions. The auctions conducted periodically between September 2001 and October 2002 were consummated at prices below those used in the ECOM model by the Public Utility Commission of Texas (Texas Utility Commission). Under the Texas electric restructuring law, a regulated utility may recover in a regulatory proceeding scheduled for 2004 any difference between market prices received through the state-mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. This difference, recorded as a regulatory asset, produced $240 million of EBIT in the third quarter of 2002 and $551 million of EBIT in the first nine months of 2002.

     In the Electric Transmission and Distribution business segment, throughput remained level during the third quarter of 2002, and declined 5% during the nine months ended September 30, 2002 as compared to the prior periods in 2001. The decrease was primarily due to reduced energy delivery in the industrial sector resulting from self-generation by several major customers, partially offset by increased residential usage due to warmer weather and increased demand from non-weather related factors such as price elasticity. Additionally, despite a slowing economy, total metered customers continued to grow at an approximate annual growth rate of 2% during the quarter.

     Operation and maintenance expenses decreased by $27 million and $63 million for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease was primarily due to the elimination of factoring expense ($17 million and $43 million for the quarter and nine months, respectively) as a result of the termination of an agreement under which the former Electric Operations business segment had sold its customer accounts receivable and fewer plant outages in 2002 ($5 million and $21 million for the quarter and nine months, respectively), partially offset by higher benefits expense ($5 million and $11 million for the quarter and nine months, respectively).

     Depreciation and amortization decreased $47 million for both the three and nine months ended September 30, 2002, compared to the same periods in 2001. The decrease was primarily due to decreased amortization of the impairment loss recorded in June 1999, which was fully amortized in December 2001, offset by the discontinuance of redirection of depreciation expense related to Electric Transmission and Distribution assets.

     Other operating expense in the third quarter of 2002 decreased $49 million compared to the same period in 2001. The decrease was primarily due to lower gross receipts taxes ($19 million) which became the responsibility of the retail electric provider upon deregulation and lower franchise fees ($11 million). Other operating expense decreased $96 million in the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to lower property ($17 million) and gross receipts taxes ($52 million) and lower franchise fees ($24 million).

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution business segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. This business segment's operations also include non-rate regulated natural gas sales to and transportation services for commercial and industrial customers in Illinois, Missouri and Wisconsin in addition to the six states listed above.

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC's Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Natural Gas Distribution business segment for the three months and nine months ended September 30, 2001 and 2002:

                                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                               2001               2002                2001              2002
                                                           -------------      -------------      -------------     -------------
                                                                                      (IN MILLIONS)
Operating Revenues ...................................     $         608      $         681      $       3,819     $       2,658
                                                           -------------      -------------      -------------     -------------
Operating Expenses:
  Natural Gas ........................................               437                509              3,139             1,997
  Operation and Maintenance ..........................               139                125                420               381
  Depreciation and Amortization ......................                37                 32                110                94
  Other Operating Expenses ...........................                20                 19                 88                72
                                                           -------------      -------------      -------------     -------------
    Total Operating Expenses .........................               633                685              3,757             2,544
                                                           -------------      -------------      -------------     -------------
Operating (Loss) Income ..............................               (25)                (4)                62               114
Other Income, net ....................................                 5                  4                 14                10
                                                           -------------      -------------      -------------     -------------
(Loss) Earnings Before Interest and Income Taxes .....     $         (20)     $          --      $          76     $         124
                                                           =============      =============      =============     =============


Throughput Data (in Bcf (1)):
  Residential and Commercial Sales ...................                36                 35                225               216
  Industrial Sales ...................................                13                  9                 36                33
  Transportation .....................................                10                 14                 36                42
  Non-rate regulated Commercial and Industrial........               100                130                339               346
                                                           -------------      -------------      -------------     -------------
    Total Throughput .................................               159                188                636               637
                                                           =============      =============      =============     =============

----------

(1)  Billion cubic feet.

     Our Natural Gas Distribution business segment's EBIT increased $20 million and $48 million for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase for the three months ended September 30, 2002 was primarily due to a reduction in bad debt expense as a result of improved collections and lower gas costs in 2002 and the discontinuance of goodwill amortization in 2002. For the nine months ended September 30, 2002, the increase was primarily due to a significant reduction in bad debt expense in the second and third quarters of 2002 as a result of improved collections and lower gas prices in 2002 and changes in estimates of unbilled revenues and deferred gas costs in 2001, as well as the discontinuance of goodwill amortization in 2002. For the nine months ended September 30, 2002, the above increases were partially offset by decreased earnings due to significantly milder weather and the resulting decreased usage in 2002 as compared to 2001. Depreciation and amortization expense decreased approximately $5 million and $16 million for the three months and nine months ended September 30, 2002, respectively, primarily as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 6 to our Interim Financial Statements, which note is incorporated by reference herein. Goodwill amortization was $8 million and $23 million for the three months and nine months ended September 30, 2001, respectively. Other operating expenses remained flat in the third quarter but decreased $16 million for the nine months ended September 30, 2002 as compared to the same period in 2001, due primarily to reduced franchise fees as a result of decreased revenues.

PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC's Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Pipelines and Gathering business segment for the three months and nine months ended September 30, 2001 and 2002:

                                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------      --------------------------------
                                                       2001              2002               2001               2002
                                                  -------------      -------------      -------------      -------------
                                                                              (IN MILLIONS)
Operating Revenues ..........................     $          92      $          88      $         318      $         282
                                                  -------------      -------------      -------------      -------------
Operating Expenses:
  Natural Gas ...............................                 7                  3                 65                 20
  Operation and Maintenance .................                31                 27                 90                 99
  Depreciation and Amortization .............                15                 11                 44                 31
  Other Operating Expenses ..................                 5                  4                 13                 13
                                                  -------------      -------------      -------------      -------------
    Total Operating Expenses ................                58                 45                212                163
                                                  -------------      -------------      -------------      -------------
Operating Income ............................                34                 43                106                119
Other Income, net ...........................                --                 --                  1                  3
                                                  -------------      -------------      -------------      -------------
Earnings Before Interest and Income Taxes ...     $          34      $          43      $         107      $         122
                                                  =============      =============      =============      =============

Throughput Data (in Bcf):
  Natural Gas Sales .........................                 2                  1                 11                 12
  Transportation ............................               174                192                613                633
  Gathering .................................                76                 72                223                213
  Elimination (1) ...........................                (1)                (1)                (2)                (2)
                                                  -------------      -------------      -------------      -------------
Total Throughput ............................               251                264                845                856
                                                  =============      =============      =============      =============

----------

(1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering business segment's EBIT for the three months and nine months ended September 30, 2002 compared to the same periods in 2001, increased $9 million and $15 million, respectively. Operation and maintenance expenses decreased $4 million for the three months ended September 30, 2002 and increased $9 million for the nine months ended September 30, 2002, compared to the same periods in 2001 primarily due to project work consisting of construction management, material acquisition, engineering, project planning and other services. Project work expenses are offset by revenues billed for these services. Depreciation and amortization expense decreased $4 million and $13 million for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 6 to our Interim Financial Statements. Other income increased $2 million for the nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to interest accrued on a fuel-related sales tax refund.

OTHER OPERATIONS

     Our Other Operations business segment includes our Latin America operations, the operations of CenterPoint Energy Management Services, Inc., CenterPoint Energy Power Systems, Inc., office buildings and other real estate used in our business operations and unallocated corporate costs.

     The following table shows EBIT of our Other Operations business segment for the three months and nine months ended September 30, 2001 and 2002:

                                                 THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------      --------------------------------
                                                      2001              2002                2001              2002
                                                 -------------      -------------      -------------      -------------
                                                                             (IN MILLIONS)
Operating Revenues .........................     $          23      $           7      $          76      $          16
Operating Expenses .........................                40                 21                119                 32
                                                 -------------      -------------      -------------      -------------
Operating Loss .............................               (17)               (14)               (43)               (16)
Other Income (Expense), net ................                (9)                 6                 (2)               (14)
                                                 -------------      -------------      -------------      -------------
Loss Before Interest and Income Taxes ......     $         (26)     $          (8)     $         (45)     $         (30)
                                                 =============      =============      =============      =============


     Our Other Operations business segment's loss before interest and income taxes decreased by $18 million and $15 million for the three months and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decline in loss before interest and income taxes for the three months was primarily due to a net gain of $5 million in 2002 as compared to a $9 million net loss in 2001 on our AOL Time Warner investment and related indexed debt securities. The decline in loss before interest and income taxes for the nine months was primarily due to reduced other operating costs partially offset by an increased net loss of $16 million on our AOL Time Warner investment and related indexed debt securities for 2002 as compared to 2001.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, including information relating to an anticipated decline in earnings of our electric business segments due to deregulation of the Texas electric industry, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     In addition to the factors incorporated from the Reliant Energy 10-K/A, increased borrowing costs and increased pension expense are expected to negatively impact our earnings in 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2001 and 2002:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                2001                2002
                                             -------------      -------------
                                                      (IN MILLIONS)
Cash provided by (used in):
   Operating activities ................     $       2,012      $         126
   Investing activities ................              (772)              (543)
   Financing activities ................            (1,279)               492

     Net cash provided by operating activities during the nine months ended September 30, 2002 decreased $1.9 billion compared to the same period in 2001 primarily due to (a) significant reductions in accounts receivable and accounts payable during the nine months ended September 30, 2001 compared to the same period in 2002 as a result of higher natural gas prices experienced in late 2000 and early 2001, (b) a decrease in current taxes payable primarily due to the deferral of taxes related to the ECOM true-up and excess mitigation refund revenue components of our Electric Transmission and Distribution business segment; and (c) an increase in net regulatory assets and liabilities of our Electric Transmission and Distribution business segment primarily due to a $722 million increase in the ECOM true-up component of revenue as discussed in Note 4 to our Interim Financial Statements and $121 million refunds of excess mitigation costs to our ratepayers.

     Net cash used in investing activities decreased $228 million during the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to a decrease in capital expenditures related to our Electric Transmission and Distribution business segment attributed to fewer transmission interconnection projects and fewer infrastructure and facilities projects required prior to deregulation and business separation.

     Cash flows provided by financing activities increased $1.8 billion during the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to a $2.2 billion increase in short-term borrowings, partially offset by a $541 million decrease in proceeds from long-term debt.

FUTURE SOURCES AND USES OF CASH FLOWS

     Long-Term Debt. Our long-term debt consists of our obligations and obligations of our subsidiaries, including transition bonds issued by an indirect subsidiary ("the transition bonds").

     One of our indirect finance subsidiaries, CenterPoint Energy Transition Bond Company, LLC, has $736 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law and a tariff issued by the Texas Utility Commission. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. CenterPoint Houston has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the transition bond company and in an intercreditor agreement among CenterPoint Houston, our indirect transition bond subsidiary and other parties.

     We purchased $75 million principal amount of outstanding pollution control bonds on November 1, 2002 at 100% of their principal amount. On December 1, 2002, we will remarket, purchase or retire $100 million principal amount of outstanding 5.2% pollution control bonds in connection with mandatory tender provisions. If market conditions permit, we will remarket the $75 million principal amount of pollution control bonds purchased in November and the $100 million principal amount of pollution control bonds that will be purchased in December in either the fourth quarter of 2002 or the first quarter of 2003. Maturities during the balance of 2002 include $300 million of notes of a financing subsidiary of CenterPoint Houston that mature on November 15, 2002. CenterPoint Houston provides limited credit support for these notes.

     On November 12, 2002, CenterPoint Houston entered into a $1.3 billion loan maturing November 2005. The interest rate on the loan is the London inter-bank offered rate (LIBOR) plus 9.75 percent, subject to a minimum LIBOR rate of 3 percent. The loan is secured by CenterPoint Houston's general mortgage bonds. Proceeds from the loan were used to repay CenterPoint Houston's $850 million term loan and to pay costs of issuance. Additional proceeds from the loan are expected to be used to repay $300 million of debt that will mature on November 15, 2002 and to purchase or retire $100 million of pollution control bonds on December 1, 2002. The loan agreement contains various business and financial covenants including a covenant restricting CenterPoint Houston's debt as a percent of its total capitalization to 68%. The loan agreement also limits incremental secured debt that may be issued at CenterPoint Houston to $300 million.

     Long-term debt maturities in 2003 include $150 million principal amount of medium-term notes maturing in April 2003 and $16.6 million principal amount of pollution control bonds maturing in December 2003. In addition, CERC Corp. has $500 million principal amount of Term Enhanced Remarketable Securities that must be repaid or remarketed in November 2003.

     We have $840 million of outstanding Zero-Premium Exchangeable Subordinated Notes (ZENS) that may be exchanged for cash at any time. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of AOL Time Warner (AOL TW) common stock. There are 1.5 reference shares of AOL TW common stock for each of the
17.2 million ZENS units originally issued (of which approximately 16% were exchanged for cash of approximately $45 million in 2002). The exchange market value is calculated using the average closing price per share of AOL TW common stock on the New York Stock Exchange on one or more trading days following the notice date. One of our subsidiaries owns the reference shares of AOL TW common stock and generally liquidates such holdings to the extent of ZENS exchanged. Cash proceeds from such liquidations are used to fund ZENS exchanged for cash. Although proceeds from the sale of AOL TW stock offset the cash paid on exchanges, ZENS exchanges result in a cash outflow because deferred taxes related to the ZENS and AOL TW stock become current tax obligations when ZENS are exchanged and AOL TW stock is sold. Current tax obligations in 2002 increased by $58 million as a result of the exchanges, during the nine months ended September 30, 2002, of ZENS having a principal amount of $160 million and the related sale of 4.1 million shares of AOL TW stock.

     CenterPoint Houston has issued approximately $1.2 billion aggregate principal amount of first mortgage bonds and approximately $1.8 billion aggregate principal amount of general mortgage bonds, of which approximately $1.1 billion combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy, Inc. The general mortgage bonds are issued under the General Mortgage Indenture dated as of October 10, 2002 between CenterPoint Houston and JPMorgan Chase Bank, as trustee. The lien of the general mortgage indenture is junior to that of the Mortgage and Deed of Trust dated as of November 1, 1944 between CenterPoint Houston (successor of Houston Lighting & Power Company) and JPMorgan Chase Bank (successor of South Texas Commercial National Bank), as trustee, pursuant to which the first mortgage bonds are issued. The aggregate amount of general mortgage bonds and first mortgage bonds that could be issued is approximately $3.9 billion based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. As of November 13, 2002, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.0 billion.

     Short-Term Debt. During the balance of 2002 and 2003, the following bank facilities are scheduled to terminate, or may terminate pursuant to their terms, on the dates indicated.


          BORROWER/SELLER       AMOUNT OF FACILITY       TERMINATION DATE        TYPE OF FACILITY
          ---------------       ------------------       ----------------        ----------------
                                   (in millions)
     CenterPoint Energy           $     3,850         October 9, 2003 (1)       Revolver/Term Loan
     CERC Corp.                           150         November 15, 2002             Receivables
     CERC Corp.                           350         March 31, 2003                 Revolver
                                  -----------
             Total                $     4,350
                                  ===========

       (1) The bank facilities aggregating $3.85 billion have the following mandatory commitment reductions and, to the extent necessitated by lower commitment levels, principal payment obligations:

                                                                       AMOUNT OF COMMITMENT
                      DATE                       BORROWER                   REDUCTION
                      ----                       --------              --------------------
                                                                           (in millions)
                February 28, 2003           CenterPoint Energy                 $  600
                June 30, 2003               CenterPoint Energy                    600
                                                                               ------
                        Total                                                  $1,200
                                                                               ======

     Borrowings under the CenterPoint Energy facility bear interest based on LIBOR rates under a pricing grid tied to our credit rating. Interest rates for the term loans at our current ratings would be the LIBOR rate plus 450 basis points. As part of these agreements, (1) we paid a one percent fee upon closing,
(2) we paid approximately $14 million upon the termination of the CenterPoint Houston facility and (3) we will pay an additional $38.5 million on November 15, 2002, approximately $41 million at the end of February 2003, and approximately $20 million at the end of June 2003.

     On October 31, 2002, CERC Corp. had received proceeds from the sale of receivables of approximately $120 million under its $150 million receivables facility and our remaining bank facilities were fully drawn or utilized in the form of letters of credit. On such date, we had $646 million of temporary investments.

     Under the CenterPoint Energy credit facilities, if we issue any capital stock or indebtedness, proceeds are to be applied (subject to a $100 million basket, and other limited exceptions) to repay bank loans and reduce bank commitments. If we receive cash proceeds from a sale of assets of more than $30 million or, if less, a group of sales aggregating more than $100 million, then such proceeds are to be applied to prepay bank loans and to reduce bank commitments, except that proceeds of up to $120 million (including the $100 million basket discussed above) can be reinvested in our businesses. Proceeds of $850 million from the $1.3 billion loan arranged in November 2002 were used to repay $850 million of loans under the CenterPoint Houston facility and the facility was terminated. Proceeds of $300 million from the $1.3 billion loan will be used to repay $300 million of debt maturing on November 15, 2002. Proceeds of $100 million from the $1.3 billion loan are expected to be used to purchase $100 million of pollution control bonds that are subject to mandatory tender on December 1, 2002. Because remaining proceeds from the $1.3 billion loan were used to pay costs of issuance, CenterPoint Energy continues to have a $100 million basket under its $3.9 billion bank facility.

     Capital Requirements. We expect capital requirements to be met with cash flows from operations as well as proceeds from debt offerings and other borrowings. We anticipate investing up to $3.3 billion in capital expenditures during the years 2002 through 2006, including $659 million expended during the nine months ended September 30, 2002. We anticipate capital expenditures to be approximately $860 million and $675 million in 2002 and 2003, respectively.

     The largest component of our estimated construction expenditures are additions to our electric distribution network arising from estimated load growth comprising approximately $120 million per year over the next five years.

     Refunds to CenterPoint Houston Customers. An order issued by the Texas Utility Commission on October 3, 2001 (October 3, 2001 Order) established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that CenterPoint Houston had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, CenterPoint Houston is required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. Per the October 3, 2001 Order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. CenterPoint Houston began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven year period. The annual cash flow impact of the reversal of both redirected and accelerated depreciation is a decrease of approximately $225 million. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004.

     Cash Requirements in 2002 and 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the fourth quarter of 2002 include the following:

     o transaction costs of approximately $175 million related to debt financings;

     o    approximately $200 million of capital expenditures;

     o $300 million of debt of our indirect subsidiary Reliant Energy FinanceCo II LP maturing November 15, 2002;

     o an estimated $60 million which we are obligated to return to customers as a result of the Texas Utility Commission's finding of over-mitigation of stranded costs;

     o $175 million of pollution control bonds on which we pay debt service and which we must remarket, purchase or retire;

     o the repurchase of receivables under a $150 million receivables facility at CERC Corp. or the cessation of sales of receivables unless a replacement facility is arranged; and

     o    a dividend payment of $48 million.

Our principal cash requirements during 2003 include the following:

     o    $167 million of maturing long-term debt;

     o    approximately $675 million of capital expenditures;

     o an estimated $240 million which we are obligated to return to customers as a result of the Texas Utility Commission's findings of over-mitigation of stranded costs;

     o    remarketing or refinancing of $500 million of debt of CERC Corp.;

     o repayments of short-term debt as a result of mandatory commitment reductions of $1.2 billion under our bank facilities;

     o payments in connection with the termination of bank facilities expected to aggregate $3.2 billion at the time of the termination unless a replacement facility is arranged;

     o credit agreement payments of $41 million in February 2003 and $20 million in June 2003; and

     o    expected dividend payments of $193 million.

     We expect to meet our capital requirements through cash flows from operations, short-term borrowings and proceeds from debt and/or equity offerings. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from short-term borrowings, including the renewal, extension or replacement of existing bank facilities, and anticipated sales of securities in the capital markets will be sufficient to meet our cash needs.

     The following table lists shelf registration statements existing at September 30, 2002 for securities that may be sold in public offerings. The estimated market value of common stock is based on the number of shares registered as of September 30, 2002 and the closing market price of CenterPoint Energy common stock on that date.

         REGISTRANT                       SECURITY                  AMOUNT
         ----------                       --------                  ------
         CenterPoint Energy             Common Stock             $129 million
         CERC Corp.                   Debt Securities            $ 50 million

     The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Proceeds from the sales of securities are expected to be used primarily to repay short-term borrowings.

     Principal Factors Affecting Cash Requirements in 2004 and 2005. We expect to sell Texas Genco in 2004. Proceeds from such sale, plus proceeds from the securitization in 2004 or 2005 of stranded costs related to generating assets of Texas Genco and generation related regulatory assets, are expected to aggregate in excess of $5 billion. In late 2002 or early 2003, approximately 19% of the outstanding stock of Texas Genco is expected to be distributed to holders of our common stock. The value of this publicly traded Texas Genco stock will be used to determine the value of Texas Genco for purposes of determining stranded costs.

     We expect to issue securitization bonds in 2004 or 2005 to monetize and recover the balance of stranded costs relating to previously owned electric generation assets and other qualified costs as determined in the 2004 True-up Proceeding. The issuance will be done pursuant to a financing order issued by the Texas Utility Commission. As with the debt of our existing transition bond company, payments on these new securitization bonds would also be made out of funds from non-bypassable charges assessed to retail electric customers required to take delivery service from us. The holders of the securitization bonds would not have recourse to any of our assets or revenues, and our creditors would not have recourse to any assets or revenues of the entity issuing the securitization bonds. All or a portion of the proceeds from the issuance of securitization bonds remaining after repayment of the $1.3 billion loan executed by CenterPoint Houston in November 2002 are expected to be utilized to retire our existing debt.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of November 4, 2002, Moody's Investors Service, Inc. (Moody's), Standard & Poor's, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                               MOODY'S                    S&P                     FITCH
                                         -------------------      ------------------        ------------------
     COMPANY/INSTRUMENT                  RATING      OUTLOOK      RATING       WATCH        RATING     OUTLOOK
     ------------------                  ------      -------      ------       -----        ------     -------
     CenterPoint Energy
        Senior Unsecured Debt             Ba1       Negative (1)   BBB-      Negative (2)   BBB-      Negative (3)

     CenterPoint Houston
        Senior Secured Debt (First
        Mortgage Bonds)                   Baa2      Stable (1)     BBB       Negative (2)   BBB+      Negative (3)

     CERC Corp.
        Senior Debt                       Ba1       Negative (1)   BBB       Negative (2)   BBB       Negative (3)


----------

(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook. A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2) S&P's CreditWatch "negative" indicates a potential for a downgrade within a relatively short period of time usually related to a specific event.

(3) A "negative" outlook from Fitch encompasses a one- to two-year horizon as to the likely rating direction.

     We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

     A decline in credit ratings would increase commitment fees and borrowing costs under our existing bank credit facilities. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

     Our bank facilities contain "material adverse change" clauses that could impact our ability to make new borrowings under these facilities. The "material adverse change" clauses in most of our bank facilities relate to an event, development or circumstance that has or would reasonably be expected to have a material adverse effect on (a) the business, financial condition or operations of the borrower and its subsidiaries taken as a whole, or (b) the legality, validity or enforceability of the loan documents.

     The $150 million receivables facility of CERC Corp. requires the maintenance of credit ratings of at least BB from S&P and Ba2 from Moody's. Receivables would need to be repurchased or receivables would cease to be sold in the event a credit rating fell below the threshold. The credit thresholds contained in any receivables facility that replaces the existing facility may differ.

     Each ZENS note is exchangeable at the holder's option at any time for an amount of cash equal to 95% of the market value of the reference shares of AOL TW common stock attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the AOL TW common stock that we own or from other sources. We own shares of AOL TW common stock equal to 100% of the "reference shares" used to calculate our obligation to the holders of the ZENS notes. ZENS exchanges result in a cash outflow because deferred tax liabilities related to the ZENS and AOL TW stock become current tax obligations when ZENS are exchanged and AOL TW stock is sold.

     Six of Texas Genco's contracts for the sale of capacity contain requirements potentially obliging Texas Genco to put up additional security in the event of a decline in our credit rating below investment grade. Given the recent downgrade by Moody's, the purchasers could be entitled to call upon Texas Genco to provide collateral to secure Texas Genco's obligations in a "commercially reasonable" amount within three business days of notice. Failure to provide this collateral entitles the other party to terminate the agreement and unwind all pending transactions under the agreement. Texas Genco is always the seller under these agreements, and its performance obligation in all cases is one of delivery, rather than payment. Accordingly, it is difficult to quantify the amount of collateral Texas Genco would be required to provide as assurance for these delivery obligations. We believe that any such quantification should be predicated on Texas Genco's ultimate exposure under these agreements. Texas Genco has no exposure until (1) it cannot deliver power as called for in the agreements and (2) the market cost of replacement power has increased above the contract price. In the unlikely event that Texas Genco could not deliver any of this power as agreed, we estimate that Texas Genco's total exposure under these contracts at November 8, 2002 would be approximately $2 million.

     As part of its normal business operations, Texas Genco has also entered into power purchase and sale agreements with counterparties that contain similar provisions that require a party to provide additional collateral on three business days notice when that party's rating falls below BBB- from S&P or Baa3 from Moody's. Texas Genco both buys and sells under these agreements, and Texas Genco uses them whenever possible either to locate less expensive power than Texas Genco's marginal cost of generation or to sell power to another party who is willing to pay more than Texas Genco's marginal cost of generation. The risk of providing additional collateral is mitigated because most of the purchases and sales under these arrangements take place over relatively short time periods; typically these transactions are for one-day deliveries and rarely exceed periods of one month.

     CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers who are primarily located within or near the territories served by our pipelines and distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard to the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case), falls below those levels. The senior unsecured debt of CERC Corp. is currently rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $25 million; however, utilized credit capacity is significantly lower.

     Recovery of Fuel Costs. We filed our final fuel reconciliation proceeding with the Texas Utility Commission on July 1, 2002, and subsequently amended our filing on October 2, 2002 and November 8, 2002. Although previous fuel reconciliation proceedings have generally covered three-year periods, this filing covers fuel expense and interest incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance as of July 31, 1997 as approved in our last fuel reconciliation. Our filing related to this proceeding covers $8.5 billion in fuel revenues and $8.6 billion in expenses and interest resulting in a current under-collection, including interest, of $128 million. A procedural schedule has been set with a hearing scheduled to begin January 28, 2003. Any over- or under-recovery, plus interest thereon, will be either returned to or recovered from CenterPoint Houston's customers, as appropriate, as a component of the 2004 True-Up Proceeding.

     Cross Defaults. Under our bank facility, a payment default by us or any of our significant subsidiaries on any indebtedness exceeding $50 million will cause a default.

     Pension and Postretirement Benefits Funding. We make contributions to achieve adequate funding of company sponsored pension and postretirement benefits in accordance with applicable regulations and rate orders. Due to the decline in current market value of the pension plan's assets, the value of the plan's assets is less than our accumulated pension benefit obligation. As a result, we may be required to record a non-cash minimum pension liability adjustment to other comprehensive income during the fourth quarter of 2002, which could be material. Recording a minimum liability adjustment will not affect our results of operations during 2002 or our ability to meet any existing financial covenants related to our debt facilities. Additionally, we are not required to make any pension contribution in 2002 and 2003.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

          o the need to provide cash collateral in connection with certain contracts;

          o acceleration of payment dates on certain gas supply contracts under certain circumstances;

          o    various regulatory actions; and

          o the ability of Reliant Resources and its subsidiaries to satisfy its obligations as a principal customer of CenterPoint Houston and Texas Genco and in respect of its indemnity obligation to us.

     Money Pool. We have a "money pool" through which we and our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with commercial paper and/or bank loans. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act.

     Capitalization. Factors affecting our capitalization include:

          o covenants in our and our subsidiaries' bank facilities and other borrowing agreements; and

          o limitations imposed on us as a registered public utility holding company.

     The bank facilities of CenterPoint Houston and CERC Corp. restrict debt as a percentage of total capitalization. Our $3.85 billion credit agreement limits dividend payments to $0.16 per share of common stock per quarter, contains a debt to EBITDA covenant, an EBITDA to interest covenant and restrictions on the use of proceeds from debt issuances and asset sales.

     In connection with our registration as a public utility holding company under the 1935 Act, the SEC has placed the following limitations on external debt:

          o the aggregate amount of CenterPoint Houston's external borrowings has been limited to $3.55 billion;

          o the aggregate amount of CERC Corp.'s external borrowings has been limited to $2.7 billion; and

          o the aggregate amount of Texas Genco's external borrowings has been limited to $500 million.

     In connection with our registration as a public utility holding company under the 1935 Act, the SEC has placed limitations on our dividends and the dividends of our subsidiaries which require that common equity as a percentage of total capitalization for CenterPoint Houston, CERC Corp. and Texas Genco must be at least 30% after the payment of such dividends.

     We have obtained authority from our state regulators to restructure the businesses of CERC in order to enable us to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act. We must also receive approval under the 1935 Act. Although we expect that this business restructuring of CERC Corp. can be completed, we can provide no assurance that it will, in fact, occur, or that we will ultimately be exempt from registration under the 1935 Act.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management to make difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be perceived with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

     We believe the following are the most significant estimates used in the preparation of our consolidated financial statements.

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our rate-regulated businesses follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected in the Consolidated Balance Sheets are $3.3 billion and $1.4 billion at December 31, 2001, respectively, and $3.7 billion and $1.1 billion at September 30, 2002, respectively.

     Application of SFAS No. 71 to the generation portion of our business was discontinued as of June 30, 1999. Only the electric transmission and distribution business, the natural gas distribution companies and one of our interstate pipelines are subject to SFAS No. 71 after January 1, 2002. We have recorded regulatory assets and liabilities related to stranded costs associated with our electric generation operations. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004. In the event that regulation significantly changes the probability for us to recover our costs in the future, a write-down of all or a portion of our existing regulatory assets and liabilities could result.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, which include property, plant and equipment, goodwill and other intangibles and equity investments comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and regulatory developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

UNBILLED ENERGY REVENUES

     Revenues related to the sale and/or delivery of electricity or gas (energy) are generally recorded when energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters which are read on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheet as of December 31, 2001 were $33 million related to our Electric Transmission and Distribution business segment and $188 million related to our Natural Gas Distribution business segment. Accrued unbilled revenues recorded in the Consolidated Balance Sheet as of September 30, 2002 were $83 million related to our Electric Transmission and Distribution business segment and $42 million related to our Natural Gas Distribution business segment.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. We adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003, and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by us to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. We adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred.

SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     See Note 5 to our Interim Financial Statements for a discussion of our adoption of SFAS No. 133 on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 to our Interim Financial Statements for a discussion of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their September 30, 2002 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $11 million.

     We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our use of non-trading energy derivatives.

INTEREST RATE RISK

     We have outstanding long-term debt, bank loans, mandatory redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (Trust Preferred Securities), securities held in our nuclear decommissioning trusts, some lease obligations and our obligations under the 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that subject us to the risk of loss associated with movements in market interest rates. We utilize interest-rate swaps in order to hedge a portion of our floating-rate debt.

     Our floating-rate obligations borrowed from third parties aggregated $4.6 billion at September 30, 2002. If the floating rates were to increase by 10% from September 30, 2002 rates, our combined interest expense to third parties would increase by a total of $1.8 million each month in which such increase continued.

     At September 30, 2002, we had outstanding fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $5.9 billion in principal amount and having a fair value of $5.8 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $0.3 billion if interest rates were to decline by 10% from their levels at September 30, 2002. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     As discussed in Note 14(k) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, we contributed $14.8 million in 2001 to trusts established to fund our share of the decommissioning costs for the South Texas Project. In 2002, we began contributing $2.9 million per year to these trusts. The securities held by the trusts for decommissioning costs had an estimated fair value of $160 million as of September 30, 2002, of which approximately 50% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at September 30, 2002, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because we believe that our future contributions, which are currently recovered through the ratemaking process, will be adjusted for these gains and losses. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the Reliant Energy 10-K/A Notes.

     As discussed in Note 10(b) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, CERC Corp.'s $500 million aggregate principal amount of 6 3/8% Term Enhanced Remarketable Securities

(TERMS) include an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate is below 5.66% at the time of the remarketing that would occur in anticipation of the November 1, 2003 mandatory tender date of the TERMS. At September 30, 2002, we could terminate the option at a cost of $69 million. A decrease of 10% in the September 30, 2002 level of interest rates would increase the cost of termination of the option by approximately $17 million.

     As discussed in Note 8 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component of $122 million and a derivative component of $788 million. The debt component is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $15 million if interest rates were to decline by 10% from levels at September 30, 2002. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2002 levels, the fair value of the derivative component would increase by approximately $4 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As of September 30, 2002, we have interest rate swaps with an aggregate notional amount of $750 million that fix the interest rate applicable to floating rate short-term debt. At September 30, 2002, the swaps relating to short-term debt could be terminated at a cost of $17 million. These swaps do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. A decrease of 10% in the September 30, 2002 level of interest rates would increase the cost of terminating the swaps at September 30, 2002 by $1 million.

     During the three months ended September 30, 2002, we settled our forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of approximately 22 million shares of AOL TW common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read
Note 8 to the Reliant Energy 10-K/A Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the September 30, 2002 market value of AOL Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of September 30, 2002. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at September 30, 2002, the resulting loss in fair value of these securities would be approximately $8 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

     ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting CenterPoint Energy, please read Note 13 to our Interim Financial Statements, the discussion under "Our Business -- Environmental Matters" and Item 3 of the Reliant Energy Form 10-K/A and Notes 4 and 14 to the Reliant Energy 10-K/A Notes, all of which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

          o    approval of stranded costs;

          o    allowed rates of return;

          o    rate structures;

          o    recovery of investments; and

          o    operation and construction of facilities;

     o non-payment for our services due to financial distress of our customers, including Reliant Resources, Inc.;

     o    the successful and timely completion of our capital projects;

     o industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     o    changes in business strategy or development plans;

     o the timing and extent of changes in commodity prices, particularly natural gas;

     o    changes in interest rates or rates of inflation;

     o    unanticipated changes in operating expenses and capital expenditures;

     o    weather variations and other natural phenomena;

     o commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain approvals under the Public Utility Holding Company Act of 1935, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

     o    actions by rating agencies;

     o    legal and administrative proceedings and settlements;

     o    changes in tax laws;

     o inability of various counterparties to meet their obligations with respect to our financial instruments;

     o    any lack of effectiveness of our disclosure controls and procedures;

     o    changes in technology;

     o significant changes in our relationship with our employees, including the availability of qualified personnel and the potential adverse effects if labor disputes or grievances were to occur;

     o    significant changes in critical accounting policies material to us;

     o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

     o    the availability and price of insurance;

     o the outcome of the pending securities lawsuits against Reliant Energy, Incorporated and Reliant Resources, Inc.;

     o the outcome of the SEC investigation relating to the treatment in our consolidated financial statements of certain activities of Reliant Resources, Inc.;

     o the ability of Reliant Resources, Inc. to satisfy its indemnity obligations to us;

     o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in our service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.;

     o political, legal regulatory and economic conditions and developments in the United States; and

     o other factors we discuss in the Reliant Energy Form 10-K/A, including those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc. or CenterPoint Energy Houston Electric, LLC, as indicated.

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
4(a)                    Fifth Supplemental    Form 8-K12B dated    1-31447               4(d)
                        Indenture dated as    August 31, 2002
                        of August 31, 2002,   filed with the SEC
                        among CNP, REI and    on September 6,
                        JPMorgan Chase Bank   2002
                        (supplementing the
                        Collateral Trust
                        Indenture dated as
                        of September 1,
                        1988 pursuant to
                        which REI's Series
                        C Medium Term Notes
                        were issued)

4(b)                    Supplemental          Form 8-K12B dated    1-31447               4(e)
                        Indenture No. 2       August 31, 2002
                        dated as of August    filed with the SEC
                        31, 2002, among       on September 6,
                        CNP, REI and          2002
                        JPMorgan Chase Bank
                        (supplementing the
                        Subordinated
                        Indenture dated as
                        of September 1, 1999
                        under which REI's 2%
                        Zero-Premium
                        Exchangeable
                        Subordinated Notes
                        Due 2029 were
                        issued)

4(c)                    Supplemental          Form 8-K12B dated    1-31447               4(f)
                        Indenture No. 2       August 31, 2002
                        dated as of August    filed with the SEC
                        31, 2002, among       on September 6,
                        CNP, REI and The      2002
                        Bank of New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 15, 1999
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to REI Trust I's
                        7.20% trust
                        originated preferred
                        securities were
                        issued)

4(d)                    Supplemental          Form 8-K12B dated    1-31447               4(g)
                        Indenture No. 3       August 31, 2002
                        dated as of August    filed with the SEC
                        31, 2002 among CNP,   on September 6,
                        REI and The Bank of   2002
                        New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 1, 1997
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to 8.125% trust
                        preferred securities
                        issued by HL&P
                        Capital Trust I and
                        8.257% capital
                        securities issued by
                        HL&P Capital Trust
                        II were issued)

4(e)                    Third Supplemental    Form 8-K12B dated    1-31447               4(h)
                        Indenture dated as    August 31, 2002
                        of August 31, 2002    filed with the SEC
                        among CNP, REI,       on September 6,
                        Reliant Energy        2002
                        Resources Corp.

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
                        ("RERC") and The
                        Bank of New York
                        (supplementing the
                        Indenture dated as
                        of June 15, 1996
                        under which RERC's
                        6.25% Convertible
                        Junior Subordinated
                        Debentures were
                        issued)

4(f)                    Second Supplemental   Form 8-K12B dated    1-31447               4(i)
                        Indenture dated as    August 31, 2002
                        of August 31, 2002    filed with the SEC
                        among CNP, REI,       on September 6,
                        RERC and JPMorgan     2002
                        Chase Bank
                        (supplementing the
                        Indenture dated as
                        of March 1, 1987
                        under which RERC's
                        6% Convertible
                        Subordinated
                        Debentures due 2012
                        were issued)

4(g)                    Assignment and        Form 8-K12B dated    1-31447               4(j)
                        Assumption Agreement  August 31, 2002
                        for the Guarantee     filed with the SEC
                        Agreements dated as   on September 6,
                        of August 31, 2002    2002
                        between CNP and REI
                        (relating to (i) the
                        Guarantee Agreement
                        dated as of February
                        4, 1997 between REI
                        and The Bank of New
                        York providing for
                        the guaranty of
                        certain amounts
                        relating to the
                        8.125% trust
                        preferred securities
                        issued by Trust I
                        and (ii) the
                        Guarantee Agreement
                        dated as of February
                        4, 1997 between REI
                        and The Bank of New
                        York providing for
                        the guaranty of
                        certain amounts
                        relating to the
                        8.257% capital
                        securities issued by
                        Trust II)

4(h)                    Assignment and        Form 8-K12B dated    1-31447               4(k)
                        Assumption            August 31, 2002
                        Agreement for the     filed with the SEC
                        Guarantee Agreement   on September 6,
                        dated as of August    2002
                        31, 2002 between CNP
                        and REI (relating to
                        the Guarantee
                        Agreement dated as
                        of February 26, 1999
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 7.20% Trust
                        Originated Preferred
                        Securities issued by
                        REI Trust I)

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
4(i)                    Assignment and        Form 8-K12B dated    1-31447               4(l)
                        Assumption            August 31, 2002
                        Agreement for the     filed with the SEC
                        Expense and           on September 6,
                        Liability             2002
                        Agreements and the
                        Trust Agreements
                        dated as of August
                        31, 2002 between CNP
                        and REI (relating to
                        the (i) Agreement as
                        to Expenses and
                        Liabilities dated as
                        of June 4, 1997
                        between REI and
                        Trust I, (ii)
                        Agreement as to
                        Expenses and
                        Liabilities dated as
                        of February 4, 1997
                        between REI and
                        Trust II, (iii)
                        Trust I's Amended
                        and Restated Trust
                        Agreement dated
                        February 4, 1997 and
                        (iv) Trust II's
                        Amended and Restated
                        Trust Agreement
                        dated February 4,
                        1997)

4(j)(1)                 General Mortgage      Form 10-Q of         1-3187                4(j)(1)
                        Indenture, dated as   CenterPoint
                        of October 10, 2002,  Houston for the
                        between CenterPoint   quarter ended
                        Energy Houston        September 30, 2002
                        Electric, LLC and
                        JPMorgan Chase Bank,
                        as Trustee

4(j)(2)                 First Supplemental    Form 10-Q of         1-3187                4(j)(2)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(3)                 Second Supplemental   Form 10-Q of         1-3187                4(j)(3)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(4)                 Third Supplemental    Form 10-Q of         1-3187                4(j)(4)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(5)                 Fourth Supplemental   Form 10-Q of         1-3187                4(j)(5)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(6)                 Fifth Supplemental    Form 10-Q of         1-3187                4(j)(6)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(7)                 Sixth Supplemental    Form 10-Q of         1-3187                4(j)(7)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(8)                 Seventh Supplemental  Form 10-Q of         1-3187                4(j)(8)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
4(j)(9)                 Eighth Supplemental   Form 10-Q of         1-3187                4(j)(9)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

+10(a)                  $3,850,000,000
                        Amended and Restated
                        Credit Agreement,
                        dated as of October
                        10, 2002, among
                        CenterPoint Energy,
                        Inc. and the banks
                        named therein

+99                     Items incorporated
                        by reference from
                        the Reliant Energy
                        Form 10-K/A: Item 1
                        "Our Business - RERC
                        Corp.
                        Restructuring," Item
                        3 "Legal
                        Proceedings," Item 7
                        "Management's
                        Discussion and
                        Analysis of
                        Financial Condition
                        and Results of
                        Operations -
                        Liquidity and
                        Capital Resources"
                        and "- Certain
                        Factors Affecting
                        Our Future Earnings"
                        and Notes 1
                        (Background and
                        Basis of
                        Presentation), 2(e)
                        (Long-Lived Assets
                        and Intangibles),
                        2(f) (Regulatory
                        Assets and
                        Liabilities), 2(l)
                        (Investment in Other
                        Debt and Equity
                        Securities), 4
                        (Regulatory
                        Matters), 5
                        (Derivative
                        Financial
                        Instruments), 8
                        (Indexed Debt
                        Securities (ACES and
                        ZENS) and AOL Time
                        Warner Securities),
                        10 (b) (Long-term
                        Debt), 11 (Trust
                        Preferred
                        Securities), and 14
                        (Commitments and
                        Contingencies).

(b)  Reports on Form 8-K.

     On July 5, 2002, we filed a Current Report on Form 8-K dated July 5, 2002, in order to provide updated information regarding certain investigations, litigation and governmental proceedings involving Reliant Energy and/or its subsidiaries, including its approximately 83% owned subsidiary Reliant Resources, Inc.

     On July 15, 2002, we filed a Current Report on Form 8-K dated July 12, 2002, announcing the extension of $4.7 billion in credit facilities of Reliant Energy.

     On July 25, 2002, we filed a Current Report on Form 8-K dated July 25, 2002, relating to the announcement of second quarter 2002 results.

     On August 1, 2002, we filed a Current Report on Form 8-K dated July 31, 2002, announcing that on July 31, 2002, Moody's Investors Service, Inc. and Standard & Poor's Rating Services took various actions related to the credit ratings of Reliant Energy, Incorporated and its subsidiaries. Also on July 31, 2002, Reliant Energy announced that the Internal Revenue Service had issued a supplemental ruling confirming that the proposed spin-off of Reliant Resources from Reliant Energy will be tax-free to Reliant Energy and its shareholders.

     On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, furnishing certifications of our financial statements by our Chief Executive Officer and Chief Financial Officer related to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     On September 3, 2002, we filed a Current Report on Form 8-K dated August 31, 2002, to announce the restructuring of Reliant Energy, Incorporated.

     On September 6, 2002, we refiled our Current Report on Form 8-K dated August 31, 2002, on Form 8-K 12B.

     On September 9, 2002, we filed a Current Report on Form 8-K dated September 5, 2002, to announce that our Board of Directors had declared a stock distribution of our approximately 83% investment in Reliant Resources to CenterPoint Energy shareholders to take place on September 30, 2002.

     On September 12, 2002, we filed a Current Report on Form 8-K dated September 12, 2002, to file a slide presentation to be presented to the financial and investment community.

     On September 13, 2002, we filed a Current Report on Form 8-K dated September 5, 2002, to describe the distribution of our approximately 83% investment in Reliant Resources to CenterPoint Energy shareholders and to provide unaudited pro forma financial statements giving effect to the distribution.

     On September 24, 2002, we filed a Current Report on Form 8-K dated September 20, 2002, to announce the distribution ratio for the spin-off of Reliant Resources.

     On October 1, 2002, we filed a Current Report on Form 8-K dated September 30, 2002, announcing that our Board of Directors had declared a distribution of all of the shares of Reliant Resources, Inc. common stock owned by CenterPoint Energy to our common shareholders on a pro rata basis. The distribution was completed on September 30, 2002 to CenterPoint Energy shareholders of record as of the close of business on September 20, 2002.

     On November 8, 2002, we filed a Current Report on Form 8-K dated November 8, 2002, to announce that CenterPoint Energy, Inc., the parent company of CenterPoint Energy Houston Electric, LLC, had successfully negotiated a new $1.31 billion senior secured credit facility at CenterPoint Energy Houston Electric, LLC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENTERPOINT ENERGY, INC.


                              By:             /s/ James S. Brian
                                 -----------------------------------------------
                                                James S. Brian
                              Senior Vice President and Chief Accounting Officer



Date: November 14, 2002

                                 CERTIFICATIONS

I, David M. McClanahan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of CenterPoint
         Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:    /s/ David M. McClanahan
    ----------------------------------
    David M. McClanahan
    President and Chief Executive Officer

I, Gary L. Whitlock, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By: /s/ Gary L. Whitlock
    --------------------------------------------------------
        Gary L. Whitlock
        Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc. or CenterPoint Energy Houston Electric, LLC, as indicated.

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
4(a)                    Fifth Supplemental    Form 8-K12B dated    1-31447               4(d)
                        Indenture dated as    August 31, 2002
                        of August 31, 2002,   filed with the SEC
                        among CNP, REI and    on September 6,
                        JPMorgan Chase Bank   2002
                        (supplementing the
                        Collateral Trust
                        Indenture dated as
                        of September 1,
                        1988 pursuant to
                        which REI's Series
                        C Medium Term Notes
                        were issued)

4(b)                    Supplemental          Form 8-K12B dated    1-31447               4(e)
                        Indenture No. 2       August 31, 2002
                        dated as of August    filed with the SEC
                        31, 2002, among       on September 6,
                        CNP, REI and          2002
                        JPMorgan Chase Bank
                        (supplementing the
                        Subordinated
                        Indenture dated as
                        of September 1, 1999
                        under which REI's 2%
                        Zero-Premium
                        Exchangeable
                        Subordinated Notes
                        Due 2029 were
                        issued)

4(c)                    Supplemental          Form 8-K12B dated    1-31447               4(f)
                        Indenture No. 2       August 31, 2002
                        dated as of August    filed with the SEC
                        31, 2002, among       on September 6,
                        CNP, REI and The      2002
                        Bank of New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 15, 1999
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to REI Trust I's
                        7.20% trust
                        originated preferred
                        securities were
                        issued)

4(d)                    Supplemental          Form 8-K12B dated    1-31447               4(g)
                        Indenture No. 3       August 31, 2002
                        dated as of August    filed with the SEC
                        31, 2002 among CNP,   on September 6,
                        REI and The Bank of   2002
                        New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 1, 1997
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to 8.125% trust
                        preferred securities
                        issued by HL&P
                        Capital Trust I and
                        8.257% capital
                        securities issued by
                        HL&P Capital Trust
                        II were issued)

4(e)                    Third Supplemental    Form 8-K12B dated    1-31447               4(h)
                        Indenture dated as    August 31, 2002
                        of August 31, 2002    filed with the SEC
                        among CNP, REI,       on September 6,
                        Reliant Energy        2002
                        Resources Corp.

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
                        ("RERC") and The
                        Bank of New York
                        (supplementing the
                        Indenture dated as
                        of June 15, 1996
                        under which RERC's
                        6.25% Convertible
                        Junior Subordinated
                        Debentures were
                        issued)

4(f)                    Second Supplemental   Form 8-K12B dated    1-31447               4(i)
                        Indenture dated as    August 31, 2002
                        of August 31, 2002    filed with the SEC
                        among CNP, REI,       on September 6,
                        RERC and JPMorgan     2002
                        Chase Bank
                        (supplementing the
                        Indenture dated as
                        of March 1, 1987
                        under which RERC's
                        6% Convertible
                        Subordinated
                        Debentures due 2012
                        were issued)

4(g)                    Assignment and        Form 8-K12B dated    1-31447               4(j)
                        Assumption Agreement  August 31, 2002
                        for the Guarantee     filed with the SEC
                        Agreements dated as   on September 6,
                        of August 31, 2002    2002
                        between CNP and REI
                        (relating to (i) the
                        Guarantee Agreement
                        dated as of February
                        4, 1997 between REI
                        and The Bank of New
                        York providing for
                        the guaranty of
                        certain amounts
                        relating to the
                        8.125% trust
                        preferred securities
                        issued by Trust I
                        and (ii) the
                        Guarantee Agreement
                        dated as of February
                        4, 1997 between REI
                        and The Bank of New
                        York providing for
                        the guaranty of
                        certain amounts
                        relating to the
                        8.257% capital
                        securities issued by
                        Trust II)

4(h)                    Assignment and        Form 8-K12B dated    1-31447               4(k)
                        Assumption            August 31, 2002
                        Agreement for the     filed with the SEC
                        Guarantee Agreement   on September 6,
                        dated as of August    2002
                        31, 2002 between CNP
                        and REI (relating to
                        the Guarantee
                        Agreement dated as
                        of February 26, 1999
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 7.20% Trust
                        Originated Preferred
                        Securities issued by
                        REI Trust I)

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
4(i)                    Assignment and        Form 8-K12B dated    1-31447               4(l)
                        Assumption            August 31, 2002
                        Agreement for the     filed with the SEC
                        Expense and           on September 6,
                        Liability             2002
                        Agreements and the
                        Trust Agreements
                        dated as of August
                        31, 2002 between CNP
                        and REI (relating to
                        the (i) Agreement as
                        to Expenses and
                        Liabilities dated as
                        of June 4, 1997
                        between REI and
                        Trust I, (ii)
                        Agreement as to
                        Expenses and
                        Liabilities dated as
                        of February 4, 1997
                        between REI and
                        Trust II, (iii)
                        Trust I's Amended
                        and Restated Trust
                        Agreement dated
                        February 4, 1997 and
                        (iv) Trust II's
                        Amended and Restated
                        Trust Agreement
                        dated February 4,
                        1997)

4(j)(1)                 General Mortgage      Form 10-Q of         1-3187                4(j)(1)
                        Indenture, dated as   CenterPoint
                        of October 10, 2002,  Houston for the
                        between CenterPoint   quarter ended
                        Energy Houston        September 30, 2002
                        Electric, LLC and
                        JPMorgan Chase Bank,
                        as Trustee

4(j)(2)                 First Supplemental    Form 10-Q of         1-3187                4(j)(2)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(3)                 Second Supplemental   Form 10-Q of         1-3187                4(j)(3)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(4)                 Third Supplemental    Form 10-Q of         1-3187                4(j)(4)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(5)                 Fourth Supplemental   Form 10-Q of         1-3187                4(j)(5)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(6)                 Fifth Supplemental    Form 10-Q of         1-3187                4(j)(6)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(7)                 Sixth Supplemental    Form 10-Q of         1-3187                4(j)(7)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

4(j)(8)                 Seventh Supplemental  Form 10-Q of         1-3187                4(j)(8)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
----------------------- --------------------- -------------------- --------------------- --------------------
4(j)(9)                 Eighth Supplemental   Form 10-Q of         1-3187                4(j)(9)
                        Indenture to Exhibit  CenterPoint
                        4(j)(1), dated as of  Houston for the
                        October 10, 2002      quarter ended
                                              September 30, 2002

+10(a)                  $3,850,000,000
                        Amended and Restated
                        Credit Agreement,
                        dated as of October
                        10, 2002, among
                        CenterPoint Energy,
                        Inc. and the banks
                        named therein

+99                     Items incorporated
                        by reference from
                        the Reliant Energy
                        Form 10-K/A: Item 1
                        "Our Business - RERC
                        Corp.
                        Restructuring," Item
                        3 "Legal
                        Proceedings," Item 7
                        "Management's
                        Discussion and
                        Analysis of
                        Financial Condition
                        and Results of
                        Operations -
                        Liquidity and
                        Capital Resources"
                        and "- Certain
                        Factors Affecting
                        Our Future Earnings"
                        and Notes 1
                        (Background and
                        Basis of
                        Presentation), 2(e)
                        (Long-Lived Assets
                        and Intangibles),
                        2(f) (Regulatory
                        Assets and
                        Liabilities), 2(l)
                        (Investment in Other
                        Debt and Equity
                        Securities), 4
                        (Regulatory
                        Matters), 5
                        (Derivative
                        Financial
                        Instruments), 8
                        (Indexed Debt
                        Securities (ACES and
                        ZENS) and AOL Time
                        Warner Securities),
                        10 (b) (Long-term
                        Debt), 11 (Trust
                        Preferred
                        Securities), and 14
                        (Commitments and
                        Contingencies).