Form 10-Q
period 2003-03-31
CENTERPOINT ENERGY INC
filed 2003-05-12
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

                                   ----------

                         Commission file number 1-31447

                            CENTERPOINT ENERGY, INC.

             (Exact name of registrant as specified in its charter)

                          TEXAS                                                                 74-0694415
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                      1111 LOUISIANA
                    HOUSTON, TEXAS 77002                                                         (713) 207-1111
   (Address and zip code of principal executive offices)                   (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 2, 2003, CenterPoint Energy, Inc. had 305,480,329 shares of common stock outstanding, including 1,407,306 ESOP shares not deemed outstanding for financial statement purposes and excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                               TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statements of Consolidated Income
                           Three Months Ended March 31, 2002 and 2003 (unaudited)..............................1
                      Consolidated Balance Sheets
                           December 31, 2002 and March 31, 2003 (unaudited)....................................2
                      Statements of Consolidated Cash Flows
                           Three Months Ended March 31, 2002 and 2003 (unaudited)..............................4
                      Notes to Unaudited Consolidated Financial Statements.....................................5
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations of CenterPoint Energy and Subsidiaries.......................................27
                  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................48
                  Item 4. Controls and Procedures.............................................................49

PART II.          OTHER INFORMATION

                  Item 1. Legal Proceedings...................................................................50
                  Item 2. Changes in Securities and Use of Proceeds...........................................50
                  Item 5. Other Information...................................................................50
                  Item 6. Exhibits and Reports on Form 8-K....................................................52

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ------------------------------
                                                                                         2002              2003
                                                                                     ------------      ------------

REVENUES .......................................................................     $  2,079,137      $  2,902,302
                                                                                     ------------      ------------

EXPENSES:

  Fuel and cost of gas sold ....................................................        1,042,562         1,859,145
  Purchased power ..............................................................           48,469            11,994
  Operation and maintenance ....................................................          389,843           415,264
  Depreciation and amortization ................................................          148,768           152,652
  Taxes other than income taxes ................................................           98,502           103,209
                                                                                     ------------      ------------
      Total ....................................................................        1,728,144         2,542,264
                                                                                     ------------      ------------
OPERATING INCOME ...............................................................          350,993           360,038
                                                                                     ------------      ------------

OTHER INCOME (EXPENSE):

  Loss on AOL Time Warner investment ...........................................         (217,597)          (48,474)
  Gain on indexed debt securities ..............................................          203,233            42,703
  Interest expense .............................................................         (117,752)         (224,424)
  Distribution on trust preferred securities ...................................          (13,899)          (13,898)
  Other, net ...................................................................            7,135             3,187
                                                                                     ------------      ------------
      Total ....................................................................         (138,880)         (240,906)
                                                                                     ------------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,  MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...................................          212,113           119,132
  Income Tax Expense ...........................................................          (67,718)          (40,260)
  Minority Interest ............................................................              241             2,066
                                                                                     ------------      ------------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE .......................................................................          144,636            80,938
  (Loss) from Discontinued Operations of Reliant Resources, net of tax .........         (113,399)               --
  Income from Discontinued Operations of Latin America, net of tax .............              368                80
  Gain on Disposal of  Discontinued Operations of Latin America, net of tax ....               --             7,342
  Cumulative Effect of Accounting Change, net of  minority interest and tax ....               --            80,072
                                                                                     ------------      ------------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS .................................     $     31,605      $    168,432
                                                                                     ============      ============

BASIC EARNINGS PER SHARE:

  Income from Continuing Operations Before Cumulative Effect of Accounting
    Change .....................................................................     $       0.49      $       0.27
  (Loss) from Discontinued Operations of Reliant Resources, net of tax .........            (0.38)               --
  Income from Discontinued Operations of Latin America, net of tax .............               --                --
  Gain on Disposal of  Discontinued Operations of Latin America, net of tax ....               --              0.02
  Cumulative Effect of Accounting Change, net of minority interest and tax .....               --              0.27
                                                                                     ------------      ------------
  Net Income Attributable to Common Shareholders ...............................     $       0.11      $       0.56
                                                                                     ============      ============

DILUTED EARNINGS PER SHARE:

  Income from Continuing Operations Before Cumulative Effect of Accounting
    Change .....................................................................     $       0.49      $       0.27
  (Loss) from Discontinued Operations of Reliant Resources, net of tax .........            (0.38)               --
  Income from Discontinued Operations of Latin America, net of tax .............               --                --
  Gain on Disposal of  Discontinued Operations of Latin America, net of tax ....               --              0.02
  Cumulative Effect of Accounting Change, net of minority interest and tax .....               --              0.27
                                                                                     ------------      ------------
  Net Income Attributable to Common Shareholders ...............................     $       0.11      $       0.56
                                                                                     ============      ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                             DECEMBER 31,        MARCH 31,
                                                                2002               2003
                                                             ------------      ------------
CURRENT ASSETS:

   Cash and cash equivalents ...........................     $    305,420      $    305,290
   Investment in AOL Time Warner common stock ..........          283,486           235,012
   Accounts receivable, net ............................          559,366           868,369
   Accrued unbilled revenues ...........................          354,497           338,458
   Fuel stock and petroleum products ...................          166,742           111,334
   Materials and supplies ..............................          185,074           181,009
   Non-trading derivative assets .......................           27,275            21,071
   Taxes receivable ....................................               --            93,072
   Current assets of discontinued operations ...........           10,162                --
   Prepaid expenses and other current assets ...........           71,304            63,405
                                                             ------------      ------------
     Total current assets ..............................        1,963,326         2,217,020
                                                             ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment .......................       19,901,293        19,725,739
   Less accumulated depreciation and amortization ......       (8,491,924)       (8,540,397)
                                                             ------------      ------------
     Property, plant and equipment, net ................       11,409,369        11,185,342
                                                             ------------      ------------

OTHER ASSETS:

   Goodwill, net .......................................        1,740,510         1,740,510
   Other intangibles, net ..............................           65,880            65,940
   Regulatory assets ...................................        4,000,646         4,557,707
   Non-trading derivative assets .......................            3,866             5,376
   Non-current assets of discontinued operations .......            4,997                --
   Other ...............................................          445,883           465,505
                                                             ------------      ------------
     Total other assets ................................        6,261,782         6,835,038
                                                             ------------      ------------

       TOTAL ASSETS ....................................     $ 19,634,477      $ 20,237,400
                                                             ============      ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     DECEMBER 31,       MARCH 31,
                                                                                        2002              2003
                                                                                     ------------      ------------
CURRENT LIABILITIES:

   Short-term borrowings .......................................................     $    347,000      $         --
   Current portion of long-term debt ...........................................          810,325           402,146
   Indexed debt securities derivative ..........................................          224,881           182,177
   Accounts payable ............................................................          623,317           838,450
   Taxes accrued ...............................................................          120,865           113,124
   Interest accrued ............................................................          197,274           103,688
   Non-trading derivative liabilities ..........................................           26,387            18,815
   Regulatory liabilities ......................................................          168,173           172,169
   Accumulated deferred income taxes, net ......................................          285,214           290,667
   Other .......................................................................          286,750           204,345
                                                                                     ------------      ------------
     Total current liabilities .................................................        3,090,186         2,325,581
                                                                                     ------------      ------------

OTHER LIABILITIES:

   Accumulated deferred income taxes, net ......................................        2,449,206         2,605,604
   Unamortized investment tax credits ..........................................          230,037           225,695
   Non-trading derivative liabilities ..........................................              873               485
   Benefit obligations .........................................................          834,989           856,194
   Regulatory liabilities ......................................................          959,421           924,702
   Other .......................................................................          747,063           790,722
                                                                                     ------------      ------------
     Total other liabilities ...................................................        5,221,589         5,403,402
                                                                                     ------------      ------------

LONG-TERM DEBT .................................................................        9,194,320        10,223,299
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES  ................................              292           163,327
                                                                                     ------------      ------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY .....................................................................          706,140           706,250
                                                                                     ------------      ------------

SHAREHOLDERS' EQUITY:

   Common stock (300,101,587  shares and 301,664,118 shares outstanding
     at December 31, 2002 and March 31, 2003, respectively) .....................           3,050             3,054
   Additional paid-in capital ..................................................        3,046,043         2,886,669
   Unearned ESOP stock .........................................................          (78,049)          (59,885)
   Retained deficit ............................................................       (1,062,083)         (927,556)
   Accumulated other comprehensive loss ........................................         (487,011)         (486,741)
                                                                                     ------------      ------------
     Total shareholders' equity ................................................        1,421,950         1,415,541
                                                                                     ------------      ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................     $ 19,634,477      $ 20,237,400
                                                                                     ============      ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                  2002                 2003
                                                                              ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income attributable to common shareholders ........................     $        31,605      $       168,432
  Add: Loss (income) from discontinued operations, net of tax ...........             113,031                  (80)
  Less: Gain on disposal of discontinued operations, net of tax .........                  --               (7,342)
  Less: Cumulative effect of accounting change, net of minority interest
   and tax ..............................................................                  --              (80,072)
                                                                              ---------------      ---------------
  Income from continuing operations before cumulative effect of
    accounting change ...................................................             144,636               80,938

  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

    Depreciation and amortization .......................................             148,768              152,652
    Fuel-related amortization ...........................................               6,706                6,535
    Deferred income taxes ...............................................              35,237              102,542
    Investment tax credits ..............................................              (4,614)              (4,342)
    Loss on AOL Time Warner investment ..................................             217,597               48,474
    Gain on indexed debt securities .....................................            (203,233)             (42,703)
    Minority interest ...................................................                (241)              (2,066)
    Changes in other assets and liabilities:
      Accounts receivable and accrued unbilled revenues, net ............            (288,650)            (292,621)
      Inventory .........................................................              95,555               59,473
      Accounts payable ..................................................             (68,716)             215,133
      Fuel cost over recovery ...........................................              98,381                7,904
      Net non-trading derivative assets and liabilities .................             (11,327)              (3,826)
      Interest and taxes accrued ........................................             (84,397)            (132,975)
      Net regulatory assets and liabilities .............................            (157,290)            (197,111)
      Other current assets ..............................................               3,937                7,899
      Other current liabilities .........................................            (160,650)             (83,760)
      Other assets ......................................................              29,507               35,807
      Other liabilities .................................................             (19,092)              44,128
    Other, net ..........................................................              29,719                6,410
                                                                              ---------------      ---------------
        Net cash provided by (used in) operating activities .............            (188,167)               8,491
                                                                              ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures ..................................................            (213,732)            (139,810)
  Other, net ............................................................              22,084               (6,831)
                                                                              ---------------      ---------------
        Net cash used in investing activities ...........................            (191,648)            (146,641)
                                                                              ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt, net .....................................                  --            1,658,830
  Increase (decrease) in short-term borrowing, net ......................             497,281             (347,000)
  Payments of long-term debt ............................................              (6,921)          (1,032,138)
  Payment of common stock dividends .....................................            (110,936)             (30,507)
  Payment of common stock dividends by subsidiary .......................                  --               (3,809)
  Proceeds from issuance of common stock ................................               4,076                   --
  Debt issuance costs ...................................................                  --             (124,893)
  Other, net ............................................................               2,590               (5,724)
                                                                              ---------------      ---------------
      Net cash provided by financing activities .........................             386,090              114,759
                                                                              ---------------      ---------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS ............................               9,760               23,261
                                                                              ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................              16,035                 (130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................              18,440              305,420
                                                                              ---------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................     $        34,475      $       305,290
                                                                              ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:

  Interest ..............................................................     $       129,159      $       192,317
  Income taxes ..........................................................                 166                  793


             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. (CenterPoint Energy), together with its subsidiaries (collectively, the Company), are CenterPoint Energy's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Company has filed a Current Report on Form 8-K dated May 12, 2003 (May 12 Form 8-K). The May 12 Form 8-K gives effect to certain reclassifications that have been made to the Company's historical financial statements as presented in the Annual Report on Form 10-K of CenterPoint Energy (CenterPoint Energy Form 10-K) for the year ended December 31, 2002. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the May 12 Form 8-K.

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

     On September 5, 2002, CenterPoint Energy announced that its board of directors had declared a distribution of all of the shares of Reliant Resources common stock owned by CenterPoint Energy to its common shareholders on a pro rata basis (the Reliant Resources Distribution). The Reliant Resources Distribution was made on September 30, 2002.

     CenterPoint Energy is the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, natural gas pipelines and electric generating plants. The Company is subject to regulation as a "registered holding company" under the Public Utility Holding Company Act of 1935 (1935 Act). As of March 31, 2003, the Company's indirect wholly owned subsidiaries include:

     o CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in Reliant Energy's former electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

     o CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), formerly Reliant Energy Resources Corp. (RERC Corp., and, together with its subsidiaries, RERC), which owns gas distribution systems that together form one of the United States' largest natural gas distribution operations in terms of number of customers served. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines and gas gathering systems and provides various ancillary services.

     The Company also has an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates the Texas generating plants formerly belonging to the integrated electric utility that was a part of Reliant Energy. The Company distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to the Company's shareholders on January 6, 2003. As a result of the distribution of

Texas Genco common stock, CenterPoint Energy recorded an impairment charge of $396 million, which is reflected as a regulatory asset representing stranded costs in the Consolidated Balance Sheets as of March 31, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $396 million regulatory asset reflecting the Company's expectation of stranded cost recovery of such impairment. See Note 4(c) for a discussion of generation related regulatory assets. Additionally, in connection with the distribution, CenterPoint Energy recorded minority interest ownership in Texas Genco of $146 million in its Consolidated Balance Sheets in the first quarter of 2003.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

     Subsequent to December 31, 2002, the Company sold all of its remaining Latin America operations. The Interim Financial Statements present these remaining Latin America operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements reflect these operations as discontinued operations for the three months ended March 31, 2002 and 2003.

     The Interim Financial Statements have been prepared to reflect the effects of the Restructuring and the Reliant Resources Distribution as described above on the CenterPoint Energy financial statements. The Interim Financial Statements present the Reliant Resources businesses (previously reported as the Wholesale Energy, European Energy, and Retail Energy business segments and related corporate costs) as discontinued operations, in accordance with SFAS No. 144. Accordingly, the Interim Financial Statements reflect these operations as discontinued operations for the three months ended March 31, 2002.

     The following notes to the consolidated financial statements in the May 12 Form 8-K (CenterPoint Energy Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

     CenterPoint Energy Notes: Note 3(d) (Long-Lived Assets and Intangibles),
     Note 3(e) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters),
     Note 5 (Derivative Instruments), Note 7 (Indexed Debt Securities (ACES and
     ZENS) and AOL Time Warner Securities) and Note 13 (Commitments and Contingencies).

     For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 12.

(2)  DISCONTINUED OPERATIONS

     Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23.1 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003.

     Revenues related to the Company's Latin America operations included in discontinued operations for the three months ended March 31, 2002 and 2003 were $4.5 million and $1.7 million, respectively. Income from these discontinued operations for the three months ended March 31, 2002 and 2003 is reported net of income tax expense of $3.2 million and $0 million, respectively.

     Reliant Resources. On September 30, 2002, CenterPoint Energy distributed to its shareholders its 83% ownership interest in Reliant Resources by means of a tax-free spin-off in the form of a dividend. Holders of CenterPoint Energy common stock on the record date received 0.788603 shares of Reliant Resources common stock for each share of CenterPoint Energy stock that they owned on the record date. The Reliant Resources Distribution was recorded in the third quarter of 2002.

     Reliant Resources' revenues included in discontinued operations for the three months ended March 31, 2002 were $1.8 billion, as reported in Reliant Resources' Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on April 30, 2003. Income from these discontinued operations for the three months ended March 31, 2002 is reported net of income tax expense of $43 million. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" during the third quarter of 2002.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. The Company also reversed the $39.7 million it had previously recorded for the Jewett mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003:

                                    BALANCE,                                                                         BALANCE,
                                   JANUARY 1,      LIABILITIES     LIABILITIES                     CASH FLOW         MARCH 31,
                                      2003          INCURRED         SETTLED       ACCRETION       REVISIONS           2003
                                   -----------     -----------     -----------     -----------     -----------     -----------
                                                                           (IN MILLIONS)
Nuclear decommissioning ......     $     186.7              --              --     $       2.2              --     $     188.9
Jewett lignite mine ..........             3.8              --              --             0.1              --             3.9
                                   -----------     -----------     -----------     -----------     -----------     -----------
                                   $     190.5              --              --     $       2.3              --     $     192.8
                                   ===========     ===========     ===========     ===========     ===========     ===========

     The following represents the pro-forma effect on the Company's net income for the three months ended March 31, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:


                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                          2002
                                                                                    ------------------
                                                                                     (IN THOUSANDS)
Income from continuing operations before cumulative effect of accounting
   change as reported ..........................................................     $   144,636
Pro-forma income from continuing operations before cumulative effect of
   accounting change ...........................................................         152,371


Net income as reported .........................................................          31,605
Pro-forma net income ...........................................................          39,340

DILUTED EARNINGS PER SHARE:

Income from continuing operations before cumulative effect of accounting
   change as reported ..........................................................     $      0.49
Pro-forma income from continuing operations before cumulative effect of
   accounting change ...........................................................            0.51

Net income as reported .........................................................            0.11
Pro-forma net income ...........................................................            0.13

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                   AS REPORTED       PRO-FORMA
                                   ------------     ------------
                                          (IN MILLIONS)
Nuclear decommissioning ......     $      139.7     $      186.7
Jewett lignite mine ..........             39.7              3.8
                                   ------------     ------------
  Total ......................     $      179.4     $      190.5
                                   ============     ============

    The Company's rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of March 31, 2003, these previously recognized removal costs of $639 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities. The Company's non-rate regulated businesses have also previously recognized removal costs as component of depreciation expense. The Company reversed $115 million in the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate-regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No, 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified. No such reclassification was required in the three month period ended March 31, 2002. The Company has reclassified the $26 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its results of operations or financial condition.

(4)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.

     Texas Genco sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. From September 2001 through March 2003, it conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and by the Company's master separation agreement with Reliant Resources. Texas Genco will conduct the final auction mandated by the Texas Utility Commission for the purposes of the ECOM True-Up in July 2003.

     The capacity auctions continue to be consummated at market-based prices that are substantially below the estimate of those prices made by the Texas Utility Commission in the Spring of 2001. The Texas electric restructuring law provides for the recovery in a "true-up" proceeding in 2004 (2004 True-Up Proceeding) of any difference between market power prices and the earlier estimates of those market prices by the Texas Utility Commission, using the prices received in the auctions required by the Texas Utility Commission as the measure of market prices (ECOM True-Up). For the three months ended March 31, 2002 and 2003, CenterPoint Energy recorded approximately $141 million and $132 million, respectively, in non-cash revenue related to the cost recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Notes 3(e) and 4(a) to the CenterPoint Energy Notes, which are incorporated herein by reference.

(b)  Generation Asset Impairment Contingency.

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of March 31, 2003, no impairment had been indicated in its Texas generation assets. The Company anticipates that future events, such as changes in the market value of the Texas Genco stock, a change in the estimated holding period of the Texas generation assets, or a change in market demand for electricity, will require the Company to re-evaluate these assets for impairment between now and 2004. If an impairment is indicated, it could be material and may not be fully recoverable through the 2004 True-Up Proceeding.

     The Texas electric restructuring law provides for the Company to recover the regulatory book value of its Texas generating assets (as defined in the Texas electric restructuring law) to the extent the regulatory book value exceeds the estimated market value. If the Texas generating assets are sold in the future, a loss on sale of these assets, or an impairment of the recorded recoverable electric generation plant mitigation regulatory asset, will occur to the extent the recorded book value of the Texas generating assets exceeds the regulatory book value. As of March 31, 2003, the recorded book value was $518 million in excess of the regulatory book value. This amount declines as the recorded book value is depreciated and increases by the amount of non-environmental capital expenditures incurred prior to May 1, 2003. For further discussion of the difference between the regulatory book value and the recorded book value, see Note 4(a) to the CenterPoint Energy Notes.

(c)  Regulatory Assets Contingency.

     As of March 31, 2003, in contemplation of the 2004 True-Up Proceeding, CenterPoint Houston has recorded a regulatory asset of $2.5 billion representing the estimated future recovery of previously incurred stranded costs. This amount includes $1.1 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets) and redirected depreciation of $841 million, both reversed in 2001 as well as $396 million related to the Texas Genco distribution as discussed in Note 1. Offsetting this regulatory asset is a $932 million regulatory liability to refund the excess mitigation to ratepayers. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-Up Proceeding calculations. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. CenterPoint Houston began refunding excess mitigation credits with January 2002 bills. These credits are to be refunded over a seven-year period. Because GAAP requires CenterPoint Houston to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(d)  Fuel Reconciliation Contingency.

     CenterPoint Houston and Texas Genco filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in CenterPoint Houston's last fuel reconciliation. On March 3, 2003, a settlement agreement was filed under which certain items totaling $24 million would be written off during the fourth quarter of 2002 and items totaling $203 million would be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004.

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options (Energy Derivatives) to mitigate the impact of changes in cash flows of its natural gas businesses on its operating results and cash flows.

     Cash Flow Hedges. During the three months ended March 31, 2003, no hedge ineffectiveness was recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the three months ended March 31, 2003, there was no effect on earnings as a result of the discontinuance of cash flow hedges. As of March 31, 2003, the Company expects $2.3 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     Interest Rate Swaps. As of March 31, 2003, the Company had outstanding interest rate swaps with an aggregate notional amount of $750 million to fix the interest rate applicable to floating rate long-term debt. These swaps do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income.

     During 2002, the Company settled its forward-starting interest rate swaps having a notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income, and reclassified $36 million to interest expense in 2002 as a result of interest payments it believes are no longer probable of occurring for certain periods including the first three months of 2003. The remaining $120 million in other comprehensive income will be amortized into interest expense in the same period during which the forecasted payments affect earnings. No amortization of this amount was recognized in the first three months of 2003. Based on the expected timing of the forecasted transactions hedged by the forward-starting interest rate swaps, amortization of amounts deferred in accumulated other comprehensive income will be amortized into earnings beginning in April 2003 and are expected to amount to $11.9 million in 2003.

(6)  GOODWILL AND INTANGIBLES

     The components of the Company's other intangible assets consist of the following:

                                    DECEMBER 31, 2002                  MARCH 31, 2003
                              -----------------------------      -----------------------------
                               CARRYING        ACCUMULATED        CARRYING        ACCUMULATED
                                AMOUNT         AMORTIZATION        AMOUNT         AMORTIZATION
                              ------------     ------------      ------------     ------------
                                                       (IN MILLIONS)
Land use rights .........     $         61     $        (12)     $         61     $        (12)
Other ...................               19               (2)               20               (3)
                              ------------     ------------      ------------     ------------
    Total ...............     $         80     $        (14)     $         81     $        (15)
                              ============     ============      ============     ============

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of March 31, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended March 31, 2002 and 2003 was $0.4 million and $0.5 million, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows (in millions):


2003........................................     $     1.6
2004........................................           2.4
2005........................................           2.6
2006........................................           2.8
2007........................................           3.0
2008........................................           3.3
                                                 ---------
  Total.....................................     $    15.7
                                                 =========

     Goodwill as of December 31, 2002 and March 31, 2003 by reportable business segment is as follows (in millions):


Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       -----------------------------
                                                                                           2002            2003
                                                                                       ------------     ------------
                                                                                               (IN MILLIONS)
Net income attributable to common shareholders ...................................     $         32     $        168
                                                                                       ------------     ------------
Other comprehensive income:
  Net deferred gain (loss) from cash flow hedges .................................               47               (1)
  Reclassification of deferred loss from cash flow hedges realized in
    net income ...................................................................                4                1
  Other comprehensive income from discontinued operations ........................              124                1
                                                                                       ------------     ------------
Other comprehensive income .......................................................              175                1
                                                                                       ------------     ------------
Comprehensive income .............................................................     $        207     $        169
                                                                                       ============     ============

(8)  CAPITAL STOCK

     CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2002, 305,017,330 shares of CenterPoint Energy common stock were issued and 300,101,587 shares of CenterPoint Energy common stock were outstanding. At March 31, 2003, 305,436,836 shares of CenterPoint Energy common stock were issued and 301,664,118 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (4,915,577 and 3,772,552 at December 31, 2002 and March 31, 2003, respectively) and (b) treasury shares (166 at both December 31, 2002 and March 31, 2003). Reliant Energy declared a dividend of $0.375 per share in the first quarter of 2002 and CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of 2003.

(9)  SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Short-term Borrowings.

     Credit Facilities. As of March 31, 2003, a subsidiary of CenterPoint Energy had credit facilities that provided for an aggregate of $200 million in committed credit that is classified as short-term. As of March 31, 2003, such credit facilities were not utilized. As of March 31, 2003, cash aggregating $279 million was invested in a money market fund.

     On February 28, 2003, the Company's $3.85 billion bank facility was amended and extended to June 2005 as discussed below in " -- Long-term Debt." Loans under this facility are recorded as long-term debt in the Consolidated Balance Sheets at both December 31, 2002 and March 31, 2003.

     On March 25, 2003, CERC obtained a $200 million revolving credit facility referenced above that terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid. There were no amounts outstanding under this facility as of March 31, 2003.

     The bank facilities contain various business and financial covenants. The borrowers are currently in compliance with the covenants under the applicable credit agreements.

(b) Long-term Debt.

     On February 28, 2003, the Company reached agreement with a syndicate of banks on a second amendment to its $3.85 billion bank facility (Second Amendment). Under the Second Amendment, the maturity date of the bank facility was extended from October 2003 to June 30, 2005, and the $1.2 billion in mandatory prepayments that would have been required in 2003 (including $600 million due on February 28, 2003) were eliminated. At the time of the Second Amendment, the facility consisted of a $2.35 billion term loan and a $1.5 billion revolver. In March 2003, a $50 million repayment of the term loan reduced the term loan to $2.30 billion. At March 31, 2003, the revolver was fully utilized. Borrowings bear interest based on LIBOR rates under a pricing grid tied to the Company's credit rating. At the Company's current credit ratings, the pricing for loans remains the same. The drawn cost for the facility at the Company's current ratings is LIBOR plus 450 basis points. The Company has agreed to pay the banks an extension fee of 75 basis points on the amounts outstanding under the bank facility on October 9, 2003. The Company also paid $41 million in fees that were due on February 28, 2003, along with $20 million in fees that had been due on June 30, 2003.

     In addition, the interest rate will be increased by 25 basis points beginning May 28, 2003 if the Company does not grant the banks a security interest in its 81% stock ownership of Texas Genco. Granting the security interest in the stock of Texas Genco requires approval from the SEC under the 1935 Act, which is currently being sought. That security interest would be released at the time of a sale of Texas Genco, which may occur as early as 2004. Proceeds from any sale will be used to reduce the bank facility.

     Also under the Second Amendment, on or before May 28, 2003, the Company agreed to grant to the banks warrants to purchase up to 10%, on a fully diluted basis, of its common stock at a price equal to the greater of $6.56 per share or 110% of the closing price on the New York Stock Exchange on the date the warrants are issued. The warrants would not be exercisable for a year after issuance but would remain outstanding for four years; provided, that if the Company reduces the term loans owed under the bank facility during 2003 by specified amounts, the warrants will be extinguished. To the extent that the Company reduces the term loans owed under the bank facility by up to $400 million on or before May 28, 2003, up to half of the warrants will be extinguished on a basis proportionate to the reduction in the credit facility. To the extent such warrants are not extinguished on or before May 28, 2003, they will vest and become exercisable in accordance with their terms. At March 31, 2003, the Company had reduced the term loans owed under the bank facility by $50 million. Whether or not the Company is able to extinguish warrants on or before May 28, 2003, the remaining 50% of the warrants will be extinguished, again on a proportionate basis, if the Company reduces the term loans owed under the bank facility by up to $400 million by the end of 2003. The Company plans to eliminate the warrants entirely before they vest by accessing the capital markets to fund the total payments of $800 million during 2003; however, there can be no assurance that the Company will be able to extinguish the warrants or to do so on favorable terms.

     The warrants and the underlying common stock would be registered with the SEC and could be exercised either through the payment of the purchase price or on a "cashless" basis under which the Company would issue a number of shares based upon the difference between the then-current market price and the warrant exercise price. Issuance of the warrants is also subject to obtaining SEC approval under the 1935 Act, which is currently being sought. If that approval is not obtained on or before May 28, 2003, the Company will provide the banks equivalent cash compensation over the term that its warrants would have been exercisable to the extent they are not otherwise extinguished.

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

     The Second Amendment provides that proceeds from capital stock or indebtedness issued or incurred by the Company must be applied (subject to a $200 million basket for CERC and another $250 million basket for borrowings by the Company, certain permitted refinancings of existing debt and other limited exceptions) to repay bank loans and permanently reduce the bank facility. Similarly, cash proceeds from the sale of assets of more than $30 million or, if less, a group of sales aggregating more than $100 million, must be applied to repay bank loans and reduce the bank facility, except that proceeds of up to $120 million can be reinvested in the Company's businesses.

     On March 18, 2003, CenterPoint Houston issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003, to redeem approximately $312.3 million aggregate principal amount of CenterPoint Houston's first mortgage bonds and to repay $279 million of a $537 million intercompany note payable to CenterPoint Energy by CenterPoint Houston. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay borrowings under CenterPoint Energy's $3.85 billion credit facility and to permanently reduce the term loan component of the credit facility by $50 million.

     On March 25 and April 14, 2003, CERC issued $650 million and $112 million, respectively, aggregate principal amount of 7.875% senior unsecured notes due in 2013. A portion of the proceeds were used to refinance $360 million aggregate principal amount of CERC's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay borrowings under CERC's $350 million revolving credit facility prior to its expiration on March 31, 2003. The remaining $140 million aggregate principal amount of TERM Notes are due to be refinanced or remarketed in November 2003.

     On April 9, 2003, the Company remarketed $175 million aggregate principal amount of pollution control bonds that it had owned since the fourth quarter of 2002. Remarketed bonds maturing in 2029 have a principal amount of $75 million and an interest rate of 8%. Remarketed bonds maturing in 2018 have a principal amount of $100 million and an interest rate of 7.75%. Proceeds from the remarketing were used to repay bank debt. At December 31, 2002, the $175 million of bonds owned by the Company were not reflected as outstanding debt in the Company's Consolidated Balance Sheets.

(c) Receivables Facility.

     In connection with CERC's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by CERC. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. As of December 31, 2002 and March 31, 2003, CERC had utilized $107 million and $150 million of its receivables facility, respectively.

(10) TRUST PREFERRED SECURITIES

(a)  CenterPoint Energy.

     Statutory business trusts created by CenterPoint Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                                          AGGREGATE
                                         LIQUIDATION
                                        AMOUNTS AS OF
                                         DECEMBER 31,                       MANDATORY
                                          2002 AND      DISTRIBUTION       REDEMPTION
                                        MARCH 31, 2003      RATE/             DATE/
                     TRUST              (IN MILLIONS)   INTEREST RATE     MATURITY DATE     JUNIOR SUBORDINATED DEBENTURES
          -------------------------     --------------  -------------     --------------    -------------------------------
          REI Trust I..............         $  375           7.20%        March 2048        7.20% Junior Subordinated
                                                                                            Debentures

          HL&P Capital Trust I.....         $  250          8.125%        March 2046        8.125% Junior Subordinated
                                                                                            Deferrable Interest Debentures
                                                                                            Series A

          HL&P Capital Trust II....         $  100          8.257%        February 2037     8.257% Junior Subordinated
                                                                                            Deferrable Interest Debentures
                                                                                            Series B

     For additional information regarding these securities, see Note 10 to the CenterPoint Energy Notes, which note is incorporated herein by reference. The sole asset of each trust consists of junior subordinated debentures of CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities, and the principal amounts corresponding to the common and preferred securities or capital securities issued by that trust.

(b) CERC Corp.

     A statutory business trust created by CERC Corp. has issued convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and March 31, 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026.

     The sole asset of the trust consists of convertible junior subordinated debentures of CERC having an interest rate and maturity date that correspond to the distribution rate and the mandatory redemption date of the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust. For additional information regarding these securities, see Note 10 to the CenterPoint Energy Notes, which note is incorporated herein by reference.

(11) STOCK-BASED INCENTIVE COMPENSATION PLANS

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure -- an Amendment of SFAS No. 123," the Company applies the guidance contained in Accounting Principles Board Opinion No. 25 and discloses the required pro forma effect on net income of the fair value based method of accounting for stock compensation.

     Pro forma information for the three months ended March 31, 2002 and 2003 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                     2002              2003
                                                                 ------------      ------------
                                                                     (IN MILLIONS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Net Income:
  As reported ..............................................     $         32      $        168
  Total stock-based employee compensation
    determined under the fair value based
    method .................................................               (3)               (3)
                                                                 ------------      ------------
  Pro forma ................................................     $         29      $        165
                                                                 ============      ============

Basic Earnings Per Share:
  As reported ..............................................     $       0.11      $       0.56
  Pro forma ................................................     $       0.10      $       0.55

Diluted Earnings Per Share:
  As reported ..............................................     $       0.11      $       0.56
  Pro forma ................................................     $       0.10      $       0.54

(12) COMMITMENTS AND CONTINGENCIES

(a)  Legal Matters.

     The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, the Company and its subsidiaries are entitled to be indemnified by Reliant Resources for any losses arising out of the lawsuits described under "California Class Actions and Attorney General Cases," "Long-Term Contract Class Action," "Washington and Oregon Class Actions," "Bustamante Price Reporting Class Action," "Gas Trading Class Action" and "Trading and Marketing Activities," including attorneys' fees and other costs. Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     California Class Actions and Attorney General Cases. Reliant Energy, Reliant Resources, Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. While the plaintiffs allege various violations by the defendants of antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. The first six of these suits originally were filed in state courts in San Diego, San Francisco and Los Angeles Counties. The suits in San Diego and Los Angeles Counties were consolidated and removed to the federal district court in San Diego, but on December 13, 2002, that court remanded the suits to the state courts. Prior to the remand, Reliant Energy was voluntarily dismissed from two of the suits. Several parties, including the Reliant defendants, have appealed the judge's remand decision. The United States court of appeals has entered a briefing schedule that could result in oral arguments by summer of

2003 and stayed the remand order pending the appeal.

     In March and April 2002, the California Attorney General filed three complaints, two in state court in San Francisco and one in the federal district court in San Francisco, against Reliant Energy, Reliant Resources, Reliant Energy Services and other subsidiaries of Reliant Resources alleging, among other matters, violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California independent systems operator, charging unjust and unreasonable prices for electricity, in violation of antitrust laws in connection with the acquisition in 1998 of electric generating facilities located in California. The complaints variously seek restitution and disgorgement of alleged unlawful profits for sales of electricity, civil penalties and fines, injunctive relief against unfair competition, divestment of Reliant Resources' generation capacity and undefined equitable relief. Reliant Resources removed the two state court cases to the federal district court in San Francisco. In August 2002, the district court dismissed the two cases originally filed in state court and also dismissed the damages claims asserted in the antitrust case. The Attorney General has appealed the dismissal of these cases to the court of appeals.

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

     In all of these cases pending before the federal and state courts in California, the Reliant defendants have filed or intend to file motions to dismiss on grounds that the claims are barred by federal preemption and the filed rate doctrine.

     Long-Term Contract Class Action. In October 2002, a class action was filed in state court in Los Angeles against Reliant Energy and several subsidiaries of Reliant Resources. The complaint in this case repeats the allegations asserted in the California class actions as well as the Attorney General cases and also alleges misconduct related to long-term contracts purportedly entered into by the California Department of Water Resources. None of the Reliant entities, however, has a long-term contract with the Department of Water Resources. This case has been removed to federal district court in San Diego. The Reliant defendants intend to file motions to dismiss on grounds that the claims are barred by federal preemption and the filed rate doctrine.

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

     Gas Trading Class Action. The Company, Reliant Resources and Reliant Energy, have been named as defendants in a lawsuit filed in April 2003 in state court in Los Angeles County, California on behalf of a class of purchasers of natural gas alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy with Enron Corp. to manipulate the California natural gas markets in 2000 and 2001. The complaint is based on certain conclusions in a report by the staff of the Federal Energy Regulatory Commission that has not been subject to procedures designed to allow parties to either discover or test the basis for the conclusions. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, restitution, costs of suit and attorneys' fees. The complaint alleges that there were "well over one billion dollars in excess charges to California consumers during the 2000 through 2001 time period." The plaintiffs are seeking a trebling of any damages award. While Reliant Resources has not yet filed an answer, the Company understands that Reliant Resources intends to deny both the alleged violation of any laws and the participation in a conspiracy with Enron. Neither the Company nor Reliant Energy was a party in the proceedings in which the report was submitted. Further, neither the Company nor any of its current subsidiaries has ever engaged in gas trading in California.

     Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

     In June 2002, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with its investigation of Reliant Resources' and Reliant Energy's financial reporting, internal controls and related matters. The Company understands that the investigation is focused on Reliant Resources' same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price and certain structured transactions. These matters were previously the subject of an informal inquiry by the SEC. On May 12, 2003, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with this investigation. Reliant Energy, through its successor and our subsidiary, CenterPoint Houston, has entered into a settlement with the SEC that concludes this investigation. Under the settlement, Reliant Resources and Reliant Energy consented to the entry of an administrative cease-and-desist order with respect to future violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, without admitting or denying the SEC's findings that violations of these laws had occurred. The SEC did not assess monetary penalties or fines against Reliant Energy, us or any of our subsidiaries.

     In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

     Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its former and current executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the Reliant Resources initial public offering (Reliant Resources Offering). One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of three classes: (1) purchasers of Reliant Energy common stock from February 3, 2000 to May 13, 2002; (2) purchasers of Reliant Resources common stock on the open market from May 1, 2001 to May 13, 2002; and (3) purchasers of Reliant Resources common stock in the Reliant Resources Offering or purchasers of shares that are traceable to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001.

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

     In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of the Company. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. On March 13, 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. On March 26, 2003, the plaintiff sent another demand asserting the same claims.

     The Company's board of directors is investigating that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a Company shareholder. The latter letter states that the shareholder and other shareholders are considering filing a derivative suit on behalf of the Company and demands that the Company take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. The Board is reviewing the demands made by the shareholders to determine if these proposed actions are in the best interests of the Company.

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

     On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The judgment of the court of appeals is subject to an appeal to the Texas Supreme Court.

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

     In addition, CERC Corp., CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, Inc., and CenterPoint Energy-Mississippi River Transmission Corporation are defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. On April 10, 2003, the judge denied the plaintiffs' motion to certify the requested class. Plaintiffs have requested and secured 30 days to amend their petition and may seek to redefine the class to comply with the judge's findings. The action is currently pending in state court in Stevens County, Kansas.

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

     Gas Cost Recovery Suits. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utility Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed against CERC in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential or business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by CERC. The plaintiffs in both cases seek restitution for the alleged overcharges, exemplary damages and penalties. The Company denies that CERC has overcharged any of its customers for natural gas and believes that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities.

     Supplier Suits. Texas Genco is currently engaged in a dispute with its fuel supplier at its Limestone electric generation facility over the terms and pricing for fuel supplied to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. On May 6, 2003, Texas
Genco filed suit for a declaratory judgment against the supplier, Northwestern Resources Co. (NWR), in Harris County, Texas, and NWR filed similar claims for a declaratory judgment in an action previously filed against Reliant Energy in Limestone County, Texas. NWR claims Texas Genco has breached its obligations by modifying its generation facility to burn coal from the Powder River Basin and by purchasing coal from the Powder River Basin without first giving NWR a right of first refusal to supply lignite at a price that is equal to or less than coal from the Powder River Basin. NWR also contends that Texas Genco is not entitled to certain production royalties. In its suit, Texas Genco seeks rulings that it has not breached its obligations regarding the modification of its facilities and the burning of Powder River Basin coal but that, instead, NWR has breached its obligations by failing to pay production royalties and in other respects. The ultimate outcome of this dispute cannot be determined at this time.

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

(b) Environmental Matters.

     Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through March 31, 2003, the Company has invested $582 million for NOx emission control, and plans to make expenditures of up to approximately $200 million for the remainder of 2003 through 2007. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities and the final amount for recovery will be determined in the 2004 True-Up Proceeding.

    Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company (REGT), Reliant Energy Pipeline Services, Inc., RERC Corp., RES, other Reliant Energy entities and third parties in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented seven times. As of May 1, 2003, there were 572 plaintiffs, a majority of whom are Louisiana residents. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts. Additionally on April 4, 2002, two plaintiffs filed a separate suit with identical allegations against the same parties in the same court. More recently, on January 6, 2003, two other plaintiffs filed a third suit of similar allegations against the Company, as well as other defendants, in Bossier Parish (26th Judicial District Court).

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

     At March 31, 2003, CERC had accrued $19 million for remediation of the Minnesota sites. At March 31, 2003, the estimated range of possible remediation costs was $8 million to $44 million based on remediation continuing for

30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected $12.2 million at March 31, 2003 to be used for future environmental remediation.

     CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. Recently, the Company was informed that CERC has been named as a defendant in a third party complaint in the U.S. District Court for Maine under which contribution is sought for the cost to remediate a former MGP site in Bangor, Maine. The claim is based on the previous ownership of the site by a former affiliate of one of CERC's divisions. CERC has not been served with the complaint and presently is not aware of details regarding the site, the extent of any legal obligation to contribute to site remediation or the estimated cost of remediation. Based on current information, the Company has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

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

(c) Department of Transportation.

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

(d) Other Proceedings.

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

(e) Nuclear Insurance.

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

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of March 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(f) Nuclear Decommissioning.

     Texas Genco contributed $2.9 million in 2002 to trusts established to fund its share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2003. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Additionally, Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $158 million as of March 31, 2003, of which approximately 48% were fixed-rate debt securities and the remaining 52% were equity securities. For a discussion of the accounting treatment for the securities held in the nuclear decommissioning trust, see Note 3(k) to the CenterPoint Energy Notes, which note is incorporated herein by reference. In July 1999, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. CenterPoint Energy is contractually obligated to indemnify Texas Genco from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston. For information regarding the effect of the business separation plan on funding of the nuclear decommissioning trust fund, see Note 4(b) to the CenterPoint Energy Notes, which note is incorporated herein by reference.

(g) "Price to Beat" Clawback Component.

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

(13) EARNINGS PER SHARE

     The following table presents the Company's basic and diluted earnings per share (EPS) calculation:

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         --------------------------------
                                                                                             2002                2003
                                                                                         -------------      -------------
                                                                                          (IN MILLIONS, EXCEPT SHARE AND
                                                                                                 PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before cumulative effect of accounting
    change .........................................................................     $         145      $          81
  Loss from discontinued operations of Reliant Resources, net of tax ...............              (113)                --
  Gain on disposal of discontinued operations of Latin America, net of tax .........                --                  7
  Cumulative effect of accounting change, net of minority interest and tax .........                --                 80
                                                                                         -------------      -------------
  Net income attributable to common shareholders ...................................     $          32      $         168
                                                                                         =============      =============

Weighted average shares outstanding ................................................       296,222,000        301,664,000
                                                                                         =============      =============

Basic EPS:
  Income from continuing operations before cumulative effect of accounting
    change .........................................................................     $        0.49      $        0.27
  Loss from discontinued operations of Reliant Resources, net of tax ...............             (0.38)                --
  Gain on disposal of discontinued operations of Latin America, net of tax .........                --               0.02
  Cumulative effect of accounting change, net of minority interest and tax .........                --               0.27
                                                                                         -------------      -------------
  Net income attributable to common shareholders ...................................     $        0.11      $        0.56
                                                                                         =============      =============

Diluted EPS Calculation:
  Net income attributable to common shareholders ...................................     $          32      $         168
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred securities ......................                --                 --
                                                                                         -------------      -------------
  Total earnings effect assuming dilution ..........................................     $          32      $         168
                                                                                         =============      =============

Weighted average shares outstanding ................................................       296,222,000        301,664,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options ..................................................................           403,000            258,000
    Restricted stock ...............................................................           528,000          1,338,000
    6 1/4% convertible trust preferred securities ..................................            13,000             18,000
                                                                                         -------------      -------------
  Weighted average shares assuming dilution ........................................       297,166,000        303,278,000
                                                                                         =============      =============

Diluted EPS:
Income from continuing operations before cumulative effect of accounting
  change ...........................................................................     $        0.49      $        0.27
  Loss from discontinued operations of Reliant Resources, net of tax ...............             (0.38)                --
  Gain on disposal of discontinued operations of Latin America, net of tax .........                --               0.02
  Cumulative effect of accounting change, net of minority interest and tax .........                --               0.27
                                                                                         -------------      -------------
  Net income attributable to common shareholders ...................................     $        0.11      $        0.56
                                                                                         =============      =============

----------

(1) For the three months ended March 31, 2002 and 2003, the computation of diluted EPS excludes 5,595,200 and 10,249,849 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $24.38 to $50.00 per share and $7.86 to $34.17 per share for the first quarter of 2002 and 2003, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(14) REPORTABLE BUSINESS SEGMENTS

     The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable business segments: Electric Transmission & Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering and Other Operations. Reportable business segments presented herein do not include Wholesale Energy, European Energy, Retail Energy and related corporate costs as these business segments operated within Reliant Resources, which is presented as discontinued operations within these consolidated financial statements. Additionally, the Company's Latin America operations, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these consolidated financial statements. Reportable business segments for all prior periods presented have been restated to conform to the 2003 presentation.

     The Company evaluates business segment performance on an earnings (loss) before interest expense, distribution on trust preferred securities, income taxes, minority interest, extraordinary item and cumulative effect of accounting change (EBIT) basis. EBIT, as defined, is shown because it is a measure the Company uses to evaluate the performance of its business segments, and the Company believes it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. The Company expects that some analysts and investors will want to review EBIT when evaluating the Company. EBIT is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, the Company's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.

     Financial data for the Company's reportable business segments are as follows:



                                                                                                            AS OF
                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002          DECEMBER 31, 2002
                                                ------------------------------------------------    --------------------
                                                                         NET
                                                 REVENUES FROM        INTERSEGMENT
                                                 NON-AFFILIATES         REVENUES            EBIT          TOTAL ASSETS
                                                 --------------       ------------      ------------      ------------
                                                                             (IN MILLIONS)
Electric Transmission & Distribution (1) ....     $        568(2)     $         --      $        259      $      9,098
Electric Generation .........................              266(3)               60               (52)            4,416
Natural Gas Distribution ....................            1,180                  --               110             4,051
Pipelines and Gathering .....................               62                  30                38             2,481
Other Operations ............................                3                   6                (8)            1,393
Discontinued Operations .....................               --                  --                --                15
Eliminations ................................               --                 (96)               (3)           (1,820)
                                                  ------------        ------------      ------------      ------------
Consolidated ................................     $      2,079        $         --      $        344      $     19,634
                                                  ============        ============      ============      ============



                                                                                                             AS OF
                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2003             MARCH 31, 2003
                                                 ---------------------------------------------------     --------------
                                                                          NET
                                                 REVENUES FROM        INTERSEGMENT
                                                 NON-AFFILIATES         REVENUES            EBIT          TOTAL ASSETS
                                                 --------------       ------------      ------------     --------------

                                                                           (IN MILLIONS)
Electric Transmission & Distribution ........     $        448(2)     $         --      $        214      $      9,556
Electric Generation .........................              359(3)               --               (17)            4,587
Natural Gas Distribution ....................            2,028                  17               134             4,406
Pipelines and Gathering .....................               61                  48                45             2,477
Other Operations ............................                6                   5                (5)            1,060
Eliminations ................................               --                 (70)              (14)           (1,849)
                                                  ------------        ------------      ------------      ------------
Consolidated ................................     $      2,902        $         --      $        357      $     20,237
                                                  ============        ============      ============      ============

----------

(1) Retail customers remained regulated customers of Reliant Energy HL&P, then an unincorporated division of Reliant Energy, through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission & Distribution business segment.

(2) Sales to subsidiaries of Reliant Resources for the three months ended March 31, 2002 and 2003 represented approximately $117 million and $212 million, respectively, of CenterPoint Houston's transmission and distribution revenues since deregulation began in 2002.

(3) Sales to subsidiaries of Reliant Resources for the three months ended March 31, 2002 and 2003 represented approximately 53% and 68%, respectively, of Texas Genco's total revenues. Sales to BP Energy for the three months ended March 31, 2003 represented approximately 10% of Texas Genco's total revenues.

     Reconciliation of Operating Income to EBIT and EBIT to Net Income Attributable to Common Shareholders:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ------------------------------
                                                                                             2002              2003
                                                                                         ------------      ------------
                                                                                                  (IN MILLIONS)
Operating income ...................................................................     $        351      $        360
Loss on AOL Time Warner investment .................................................             (217)              (49)
Gain on indexed debt securities ....................................................              203                43
Other income, net ..................................................................                7                 3
                                                                                         ------------      ------------
EBIT ...............................................................................              344               357
Interest expense ...................................................................             (118)             (224)
Distribution on trust preferred securities .........................................              (14)              (14)
Income tax expense .................................................................              (67)              (40)
Minority interest ..................................................................               --                 2
                                                                                         ------------      ------------
Income from continuing operations before cumulative effect of accounting change ....              145                81
Loss from discontinued operations of Reliant Resources, net of tax .................             (113)               --
Gain on disposal of discontinued operations of Latin America, net of tax ...........               --                 7
Cumulative effect of accounting change, net of minority interest and tax ...........               --                80
                                                                                         ------------      ------------
Net income attributable to common shareholders .....................................     $         32      $        168
                                                                                         ============      ============

(15) GUARANTOR DISCLOSURES

     CenterPoint Energy has entered standard indemnification agreements with various surety companies to support the issuance of surety bonds on behalf of CenterPoint Energy and its subsidiaries. These indemnification agreements vary in duration to coincide with the term of the bonds issued. As of March 31, 2003, these agreements covered surety bonds in the aggregate amount of $14.1 million. In addition, CenterPoint Energy has provided $9.6 million in cash deposits to secure its indemnity to one surety company.

(16) SUBSEQUENT EVENT

     During a routine refueling and maintenance outage in early April 2003, engineers found a small quantity of residue from reactor cooling water in the South Texas Project Unit 1 reactor containment building. No other residue was found in Unit 1 or in the plant's twin Unit 2 reactor when it was inspected during a refueling outage in the fall of 2002. Upon discovery of the residue, South Texas Project officials immediately reported their findings to the NRC. The South Texas Project's managers and engineers are conferring with industry experts to develop a corrective action plan. The NRC must approve any corrective action plan before it is implemented.

     Although Unit 1 was originally scheduled to be returned to service by May 2003, it will remain shut down until any necessary corrective action is completed. While the unit remains out of service, Texas Genco will meet its existing power sales obligations from other generating units and/or from purchases from third parties. A protracted outage at Unit 1 would adversely affect Texas Genco's operating results. Until inspections are completed and an acceptable corrective action plan has been developed, Texas Genco is unable to predict the extent of the economic impact of this outage and when the unit will be returned to service. Texas Genco does not expect Unit 1 will return to service before late summer of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                    OVERVIEW

     We are a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) in compliance with requirements of the Texas electric restructuring law. We are the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. Our operating subsidiaries own and operate electric generation plants, electric transmission and distribution facilities, natural gas distribution facilities and natural gas pipelines. We are subject to regulation as a "registered holding company" under the Public Utility Holding Company Act of 1935 (1935 Act). Our indirect wholly owned subsidiaries include:

     o CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in our electric transmission and distribution business in the Texas Gulf Coast area; and

     o CenterPoint Energy Resources Corp. (CERC Corp., and together with its subsidiaries, CERC), which owns and operates our local gas distribution companies, gas gathering systems and interstate pipelines.

     We also have an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates our Texas generating plants formerly belonging to the integrated electric utility that was a part of Reliant Energy. We distributed the remaining 19% of the outstanding common stock of Texas Genco to our shareholders on January 6, 2003.

         At the time of Reliant Energy's corporate restructuring, it owned an 83% interest in Reliant Resources, Inc. (Reliant Resources), which conducts non-utility wholesale and retail energy operations primarily in North America and Western Europe. On September 30, 2002, we distributed that interest to our shareholders (the Reliant Resources Distribution).

     In this section we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. Our reportable business segments include the following:

     o    Electric Transmission & Distribution;

     o    Electric Generation;

     o    Natural Gas Distribution;

     o    Pipelines and Gathering; and

     o    Other Operations.

     Effective with the full deregulation of sales of electric energy to retail customers in Texas beginning in January 2002, power generators and retail electric providers in Texas ceased to be subject to traditional cost-based regulation. Since that date, we have sold generation capacity, energy and ancillary services related to power generation at prices determined by the market. Our transmission and distribution services remain subject to rate regulation. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of our former integrated electric utility, Reliant Energy HL&P, through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission & Distribution business segment. For business segment reporting information, please read Notes 1 and 14 to our Interim Financial Statements.

     Subsequent to December 31, 2002, we sold our remaining Latin America operations. The Interim Financial Statements present these Latin America operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements reflect these operations as discontinued operations for the three months ended March 31, 2002 and 2003.

     The Interim Financial Statements have been prepared to reflect the effect of the Reliant Resources Distribution on the CenterPoint Energy financial statements. The Interim Financial Statements present the Reliant Resources businesses (previously reported as Wholesale Energy, European Energy and Retail Energy business segments and related corporate costs) as discontinued operations, in accordance with SFAS No. 144. Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three months ended March 31, 2002.

RECENT DEVELOPMENTS

     During a routine refueling and maintenance outage in early April 2003, engineers found a small quantity of residue from reactor cooling water in the South Texas Project Electric Generating Station (South Texas Project) Unit 1 reactor containment building. No other residue was found in Unit 1 or in the plant's twin Unit 2 reactor when it was inspected during a refueling outage in the fall of 2002. Upon discovery of the residue, South Texas Project officials immediately reported their findings to the Nuclear Regulatory Commission (NRC). The South Texas Project's managers and engineers are conferring with industry experts to develop a corrective action plan. The NRC must approve any corrective action plan before it is implemented.

     Although Unit 1 was originally scheduled to be returned to service by May 2003, it will remain shut down until any necessary corrective action is completed. While the unit remains out of service, Texas Genco will meet its existing power sales obligations from other generating units and/or from purchases from third parties. A protracted outage at Unit 1 would adversely affect Texas Genco's operating results. Until inspections are completed and an acceptable corrective action plan has been developed, Texas Genco is unable to predict the extent of the economic impact of this outage and when the unit will be returned to service. Texas Genco does not expect Unit 1 (Texas Genco's share is 385 MW) will return to service before late summer of 2003. In order to mitigate the financial impact of forced outages at its generating units, Texas Genco does not auction 750 MW of coal and lignite base-load capacity and 500 MW of gas-fired capacity. However, nuclear generation from the South Texas Project is Texas Genco's least expensive source of power because the cost of nuclear fuel is substantially less than that of coal, lignite or natural gas. Accordingly, while Unit 1 is shut down, Texas Genco will be required to satisfy capacity entitlements with significantly more expensive power and its ability to make opportunity sales and serve gas auction entitlements from South Texas Project production will be reduced. For example, Texas Genco's base-load capacity generally operates at an approximate energy cost of between $16/Mwh and $17/Mwh and gas fired capacity ranges between $55/Mwh and $60/Mwh based on current natural gas prices, while its nuclear generation capacity generally operates at an approximate energy cost of between $4/Mwh and $5/Mwh.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          ------------------------------
                                                                                              2002              2003
                                                                                          ------------      ------------
                                                                                          (IN MILLIONS, EXCEPT PER SHARE
                                                                                                       DATA)

Revenues ............................................................................     $      2,079      $      2,902
Operating Expenses ..................................................................           (1,728)           (2,542)
                                                                                          ------------      ------------
Operating Income ....................................................................              351               360
Loss on AOL Time Warner Investment ..................................................             (217)              (49)
Gain on Indexed Debt Securities .....................................................              203                43
Other Income, net ...................................................................                7                 3
                                                                                          ------------      ------------
Earnings Before Interest and Taxes ..................................................              344               357
Interest Expense ....................................................................             (118)             (224)
Distribution on Trust Preferred Securities ..........................................              (14)              (14)
Income Tax Expense ..................................................................              (67)              (40)
Minority Interest ...................................................................               --                 2
                                                                                          ------------      ------------
Income From Continuing Operations Before Cumulative Effect of Accounting Change .....              145                81
Loss From Discontinued Operations of Reliant Resources, net of tax ..................             (113)               --
Gain on Disposal of Discontinued Operations of Latin America, net of tax ............               --                 7
Cumulative Effect of Accounting Change, net of minority interest and tax ............               --                80
                                                                                          ------------      ------------
Net Income Attributable to Common Shareholders ......................................     $         32      $        168
                                                                                          ============      ============

BASIC EARNINGS PER SHARE:

  Income From Continuing Operations Before Cumulative Effect of Accounting
    Change ..........................................................................     $       0.49      $       0.27
  Loss From Discontinued Operations of Reliant Resources, net of tax ................            (0.38)               --
  Gain on Disposal of Discontinued Operations of Latin America, net of tax ..........               --              0.02
  Cumulative Effect of Accounting Change, net of minority interest and tax ..........               --              0.27
                                                                                          ------------      ------------
  Net Income Attributable to Common Shareholders ....................................     $       0.11      $       0.56
                                                                                          ============      ============

DILUTED EARNINGS PER SHARE:

  Income From Continuing Operations Before Cumulative Effect of Accounting
    Change ..........................................................................     $       0.49      $       0.27
  Loss From Discontinued Operations of Reliant Resources, net of tax ................            (0.38)               --
  Gain on Disposal of Discontinued Operations of Latin America, net of tax ..........               --              0.02
  Cumulative Effect of Accounting Change, net of minority interest and tax ..........               --              0.27
                                                                                          ------------      ------------
  Net Income Attributable to Common Shareholders ....................................     $       0.11      $       0.56
                                                                                          ============      ============

    The following discussion of consolidated results of operations and results of operations by business segment is based on earnings from continuing operations before interest expense, distribution on trust preferred securities, income taxes, minority interest and cumulative effect of accounting change
(EBIT). EBIT, as defined, is shown because it is a financial measure we use to evaluate the performance of our business segments and we believe it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. We expect that some analysts and investors will want to review EBIT when evaluating our company. EBIT is not defined under accounting principles generally accepted in the United States
(GAAP), should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. We consider operating income to be a comparable measure under GAAP. We believe the difference between operating income and EBIT on both a consolidated and business segment basis is not material. We have provided a reconciliation of consolidated operating income to EBIT and EBIT to net income below as well as in the individual business segment discussion that follows.

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                    2002              2003
                                                                                 ------------      ------------
                                                                                          (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO EBIT AND EBIT TO NET INCOME
  ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Operating Income ...........................................................     $        351      $        360
Loss on AOL Time Warner Investment .........................................             (217)              (49)
Gain on Indexed Debt Securities ............................................              203                43
Other Income, net ..........................................................                7                 3
                                                                                 ------------      ------------
    EBIT ...................................................................              344               357
Interest Expense and Distribution on Trust Preferred  Securities ...........             (132)             (238)
Income Tax Expense .........................................................              (67)              (40)
Minority Interest ..........................................................               --                 2
                                                                                 ------------      ------------
Income From Continuing Operations Before Cumulative Effect of Accounting
   Change ..................................................................              145                81
Loss From Discontinued Operations, net of tax ..............................             (113)               --
Gain on Disposal of Discontinued Operations, net of tax ....................               --                 7
Cumulative Effect of Accounting Change, net of minority interest and tax ...               --                80
                                                                                 ------------      ------------
    Net Income Attributable to Common Shareholders .........................     $         32      $        168
                                                                                 ============      ============

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $81 million ($0.27 per diluted share) for the three months ended March 31, 2003 as compared to $145 million ($0.49 per diluted share) for the same period in 2002. The decrease in income from continuing operations of $64 million was primarily due to the following:

     o a $106 million increase in interest expense due to higher borrowing costs and increased debt levels; and

     o a $45 million decrease in EBIT from our Electric Transmission & Distribution business segment.

The above items were partially offset by:

     o a $35 million increase in EBIT from our Electric Generation business segment;

     o a $24 million increase in EBIT from our Natural Gas Distribution business segment; and

     o    a $27 million decrease in income tax expense.

     The derivation of the foregoing EBIT and its reconciliation to Operating Income is provided in the discussion of our business segments that follows.

     Income Tax Expense. During the three months ended March 31, 2003 and 2002, our effective tax rates were 33.2% and 31.9%, respectively. The increase in the effective tax rate for the first quarter of 2003 compared to the first quarter of 2002 was primarily the result of an increase in state taxes and a decrease in benefits related to the employee stock ownership plan, offset by a decrease in pretax income which amplified the effect of the permanent items on our effective tax rate.

     Cumulative Effect of Accounting Change. In connection with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we have completed an assessment of the applicability and implications of SFAS No.
143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs with respect to our non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No, 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy. For additional discussion of the adoption of SFAS No. 143, please read Note 3 to our Interim Financial Statements.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

     The following table presents EBIT for each of our business segments for the three months ended March 31, 2002 and 2003. Some amounts from the previous year have been reclassified to conform to the 2003 presentation of the financial statements. These reclassifications do no affect consolidated net income.

                                                    THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------
                                                      2002               2003
                                                   ------------      ------------
                                                           (IN MILLIONS)
Electric Transmission & Distribution .........     $        259      $        214
Electric Generation ..........................              (52)              (17)
Natural Gas Distribution .....................              110               134
Pipelines and Gathering ......................               38                45
Other Operations .............................               (8)               (5)
Eliminations .................................               (3)              (14)
                                                   ------------      ------------
      Total Consolidated EBIT ................     $        344      $        357
                                                   ============      ============

     Reconcilations of EBIT compared to operating income are shown in the following discussions of our business segments.

ELECTRIC TRANSMISSION & DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Business -- Risk Factors -- Risk Factors Affecting the Results of Our Electric Transmission & Distribution Business" in Item 1 of the CenterPoint Energy Form 10-K, which is incorporated herein by reference.

     The following tables provide summary data, including EBIT, of our Electric Transmission & Distribution business segment for the three months ended March 31, 2002 and 2003:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------
                                                          2002              2003
                                                       ------------     ------------
                                                              (IN MILLIONS)
Operating Revenues:
  Electric Revenues ..............................     $        427     $        316
  ECOM True-Up ...................................              141              132
                                                       ------------     ------------
    Total Operating Revenues .....................              568              448
                                                       ------------     ------------
Operating Expenses:
  Purchased Power ................................               60               --
  Operation and Maintenance ......................              141              133
  Depreciation and Amortization ..................               63               65
  Taxes Other than Income Taxes ..................               50               44
                                                       ------------     ------------
    Total Operating Expenses .....................              314              242
                                                       ------------     ------------
Operating Income .................................              254              206
Other Income, net ................................                5                8
                                                       ------------     ------------
Earnings Before Interest and Income Taxes ........     $        259     $        214
                                                       ============     ============

Throughput (in gigawatt-hours (GWh)):
  Residential ....................................            4,473            4,558
  Commercial .....................................            3,975            4,008
  Industrial .....................................            6,338            6,186
  Other ..........................................               42               36
                                                       ------------     ------------
      Total ......................................           14,828           14,788
                                                       ============     ============

     Our Electric Transmission & Distribution business segment reported EBIT of $214 million for the three months ended March 31, 2003, consisting of $82 million for the regulated electric transmission & distribution utility and non-cash EBIT of $132 million associated with generation-related regulatory assets, or Excess Cost Over Market (ECOM), as described below. For the three months ended March 31, 2002, EBIT was $259 million, consisting of $104 million for the regulated electric transmission & distribution utility, non-cash EBIT of $141 associated with ECOM, and $14 million related to the transition to the deregulated electric market. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of the regulated utility through the date of their first meter reading in 2002. The purchased power costs of $60 million for the three months ended March 31, 2002 relate to operation of the regulated utility during this transition period.

     The regulated electric transmission & distribution utility, excluding ECOM and transition related-EBIT, continues to benefit from solid customer growth. Reduced revenues from industrial customers ($9 million) and higher employee benefit and insurance costs ($8 million) more than offset increased revenues from the addition of over 50,000 metered customers since March 2002 ($8 million).

     Under the Texas electric restructuring law, a regulated utility may recover, in its 2004 stranded cost true-up proceeding, any difference between market prices received through the state mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. During 2002 and 2003, this difference, referred to as ECOM, produces non-cash EBIT and is recorded as a regulatory asset. The reduction in ECOM of $9 million from 2002 to 2003 resulted from an increase in capacity auction prices at Texas Genco.

     Operation and maintenance expense decreased $8 million for the three months ended March 31, 2003 as compared to the same period in 2002. The decrease was primarily due to a reduction in bad debt expense of $17 million related to the 2002 transition period (bundled) revenues ($14 million) and the termination of a factoring program ($3 million). This decrease in bad debt expense was partially offset by increased employee benefit expenses primarily due to increased pension costs ($5 million) and increased insurance expenses ($3 million).

     Depreciation and amortization expense increased $2 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to increases in plant in service ($4 million) partially offset by decreased amortization on securitized assets ($2 million).

     Taxes other than income taxes decreased $6 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to gross receipts tax associated with transition period revenue in the first quarter of 2002.

ELECTRIC GENERATION

     For information regarding factors that may affect the future results of operations of our Electric Generation business segment, please read "Business -- Risk Factors -- Risk Factors Affecting the Results of Our Electric Generation Business" in Item 1 of the CenterPoint Energy Form 10-K, which is incorporated herein by reference.

     The following tables provide summary data, including Loss Before Interest and Income Taxes, of our Electric Generation business segment for the three months ended March 31, 2002 and 2003:

                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                     2002               2003
                                                  ------------      ------------
                                                          (IN MILLIONS)
Operating Revenues:
  Energy Revenues ...........................     $        241      $        224
  Capacity and Other Revenues ...............               85               135
                                                  ------------      ------------
    Total Operating Revenues ................              326               359
                                                  ------------      ------------
Operating Expenses:
  Fuel and Purchased Power ..................              229               220
  Operation and Maintenance .................               96               106
  Depreciation and Amortization .............               40                39
  Taxes Other than Income Taxes .............               13                11
                                                  ------------      ------------
    Total Operating Expenses ................              378               376
                                                  ------------      ------------
Operating Income ............................              (52)              (17)
Other Income, net ...........................               --                --
                                                  ------------      ------------
Loss Before Interest and Income Taxes .......     $        (52)     $        (17)
                                                  ============      ============

Power Sales (in GWh) ........................           12,635             9,267
                                                  ============      ============

     Our Electric Generation business segment's loss before interest and income taxes for the three months ended March 31, 2003 was $17 million compared to a loss before interest and income taxes of $52 million for the same period in 2002. The improvement is primarily attributable to increased gross margins as a result of higher capacity auction prices driven by higher gas prices, partially offset by increased operation and maintenance expenses due to unplanned forced outages in the first quarter of 2003 and higher property insurance expense. The first quarter is typically Texas Genco's lowest performing quarter due to seasonal revenue effects and the scheduling of planned maintenance on its generating units. South Texas Project Unit 2 was taken out of service in December 2002 as a result of non-safety related mechanical failures and was returned to service on March 14, 2003. The added cost of replacement energy negatively impacted gross margin by approximately $23 million for the first quarter of 2003.

     Operation and maintenance expense increased $10 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to the Unit 2 outage discussed above ($4 million), a scheduled re-fueling outage on Unit 1 ($2 million) and higher property insurance expense ($1 million).

     Taxes other than income taxes decreased $2 million for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease was attributable to a reduction in property taxes.

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

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Business -- Risk Factors -- Risk Factors Affecting the Results of Our Natural Gas Distribution and Pipelines and Gathering Businesses" in Item 1 of the CenterPoint Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Natural Gas Distribution business segment for the three months ended March 31, 2002 and 2003:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------
                                                          2002              2003
                                                       ------------     ------------
                                                              (IN MILLIONS)
Operating Revenues ...............................     $      1,180     $      2,045
                                                       ------------     ------------
Operating Expenses:
  Natural Gas ....................................              885            1,694
  Operation and Maintenance ......................              131              147
  Depreciation and Amortization ..................               30               33
  Taxes Other than Income Taxes ..................               28               41
                                                       ------------     ------------
    Total Operating Expenses .....................            1,074            1,915
                                                       ------------     ------------
Operating Income .................................              106              130
Other  Income, net ...............................                4                4
                                                       ------------     ------------
Earnings Before Interest and Income Taxes ........     $        110     $        134
                                                       ============     ============

Throughput (in billion cubic feet (Bcf)):

  Residential and Commercial Sales ...............              132              156
  Industrial Sales ...............................               11               12
  Transportation .................................               15               15
  Non-rate Regulated Commercial and Industrial ...              121              135
                                                       ------------     ------------
    Total Throughput .............................              279              318
                                                       ============     ============

     Our Natural Gas Distribution business segment's EBIT increased $24 million for the three months ended March 31, 2003 as compared to the same period in 2002. Operating margins (revenues less fuel costs) for the three months ended March 31, 2003 were $56 million higher than in the same period in 2002 primarily because of:

     o    continued customer growth ($4 million);

     o    higher revenues from rate increases late in 2002 ($11 million);

     o    colder weather ($7 million);

     o improved margins from our unregulated commercial and industrial sales ($9 million); and

     o    franchise fees billed to customers ($11 million).

     These increases were partially offset by increased operating expenses as discussed below.

     Operations and maintenance expense increased $16 million for the three months ended March 31, 2003 as compared to the same period in 2002. The increase in operations and maintenance expense was primarily due to:

     o certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($4 million);

     o increased bad debt expense primarily due to colder weather and higher gas prices ($4 million); and

     o higher employee benefit expenses primarily due to increased pension costs ($4 million).

     Depreciation and amortization expense increased approximately $3 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes increased $13 million for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to increased franchise fees resulting from higher revenues ($11 million).

PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Business -- Risk Factors -- Risk Factors Affecting the Results of Our Natural Gas Distribution and Pipelines and Gathering Businesses" in Item 1 of the CenterPoint Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Pipelines and Gathering business segment for the three months ended March 31, 2002 and 2003:

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                     2002             2003
                                                  ------------     ------------
                                                          (IN MILLIONS)
Operating Revenues ..........................     $         92     $        109
                                                  ------------     ------------
Operating Expenses:
  Natural Gas ...............................                7               21
  Operation and Maintenance .................               34               30
  Depreciation and Amortization .............               10               11
  Taxes Other than Income Taxes .............                4                4
                                                  ------------     ------------
    Total Operating Expenses ................               55               66
                                                  ------------     ------------
Operating Income ............................               37               43
Other  Income, net ..........................                1                2
                                                  ------------     ------------
Earnings Before Interest and Income Taxes ...     $         38     $         45
                                                  ============     ============

Throughput (in Bcf ):
  Natural Gas Sales .........................                5                4
  Transportation ............................              238              268
  Gathering .................................               71               72
  Elimination (1) ...........................               --               (2)
                                                  ------------     ------------
    Total Throughput ........................              314              342
                                                  ============     ============

-------------

     (1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering business segment's EBIT for the three months ended March 31, 2003 compared to the same period in 2002, increased $7 million. Operating margins were $3 million higher for the three months ended March 31, 2003 than in the same period in 2002 primarily due to increased margins resulting from higher gas and liquid commodity prices ($9 million), which were partially offset by reduced project related revenues ($5 million).

     Operation and maintenance expenses decreased $4 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to a decrease in project related costs ($5 million), partially offset by an increase in employee benefit expenses primarily due to increased pension costs ($1 million).

     Depreciation and amortization expense increased $1 million for the three months ended March 31, 2003, as compared to the same period in 2002 primarily as a result of increases in plant in service.

OTHER OPERATIONS

     Our Other Operations business segment includes district cooling operations in the central business district in downtown Houston, energy management services and other corporate operations which support all of our business operations.

     The following table shows EBIT of our Other Operations business segment for the three months ended March 31, 2002 and 2003:

                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      2002               2003
                                                  ------------      ------------
                                                          (IN MILLIONS)
Operating Revenues ..........................     $          9      $         11
Operating Expenses ..........................                4                12
                                                  ------------      ------------
Operating Income ............................                5                (1)
Other  Expense, net .........................              (13)               (4)
                                                  ------------      ------------
Loss Before Interest and Income Taxes .......     $         (8)     $         (5)
                                                  ============      ============

     Our Other Operations business segment's loss before interest and income taxes decreased by $3 million for the three months ended March 31, 2003 compared to the same period in 2002. The decline for the three months was primarily due to a net loss of $6 million in 2003 as compared to a net loss of $14 million in 2002 on our AOL Time Warner investment and related indexed debt securities, partially offset by an increase in unallocated corporate costs and corporate accruals.

DISCONTINUED OPERATIONS

      In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23.1 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. We have completed our strategy of exiting Latin America. The Interim Financial Statements present these Latin America operations as discontinued operations in accordance with SFAS No. 144 for the three months ended March 31, 2002 and 2003.

     On September 30, 2002, we distributed to our shareholders on a pro rata basis all of the shares of Reliant Resources common stock owned by us. The Interim Financial Statements have been prepared to reflect the effect of the Reliant Resources Distribution as described above on our Interim Financial Statements. The Interim Financial Statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations for the three months ended March 31, 2002. We recorded an after-tax loss from discontinued operations of $113 million for the three months ended March 31, 2002 related to the operations of Reliant Resources.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to our Current Report on Form 8-K dated May 12, 2003 (May 12 Form 8-K), which is incorporated herein by reference.

     In addition to the factors incorporated by reference from the May 12
Form 8-K, increased borrowing costs and increased pension expense are expected to negatively impact our earnings in 2003. Additionally, please read the discussion of the South Texas Project Unit 1 forced outage under "-- Overview -- Recent Developments."

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2002 and 2003:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                      2002                 2003
                                                                                 --------------     --------------
                                                                                            (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................     $         (188)    $            8
   Investing activities.....................................................               (192)              (147)
   Financing activities.....................................................                386                115

     Net cash provided by operating activities during the three months ended March 31, 2003 increased $196 million compared to the same period in 2002 primarily due to increased accounts payable, partially offset by decreased accrued taxes and interest and increases in net regulatory assets.

     Net cash used in investing activities decreased $45 million during the three months ended March 31, 2003 compared to the same period in 2002 primarily due to lower capital expenditures in 2003.

     Net cash provided by financing activities decreased $271 million during the three months ended March 31, 2003 compared to the same period in 2002 primarily due a decrease in short-term borrowings, partially offset by an increase in net proceeds from long-term debt.

FUTURE SOURCES AND USES OF CASH FLOWS

     Long-Term Debt. Our long-term debt consists of our obligations and obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

     On February 28, 2003, we reached agreement with a syndicate of banks on a second amendment to our $3.85 billion bank facility (Second Amendment). Under the Second Amendment, the maturity date of the bank facility was extended from October 2003 to June 30, 2005, and the $1.2 billion in mandatory prepayments that would have been required in 2003 (including $600 million due on February 28, 2003) were eliminated. At the time of the Second Amendment, the facility consisted of a $2.35 billion term loan and a $1.5 billion revolver. In March 2003, a $50 million repayment of the term loan reduced the term loan to $2.30 billion. The revolver was fully utilized on March 31, 2003. Borrowings bear interest based on the London interbank offered rate (LIBOR) under a pricing grid tied to our credit rating. At our current credit ratings, the pricing for loans remains the same. The drawn cost at our current ratings is LIBOR plus 450 basis points. We have agreed to pay the banks an extension fee of 75 basis points on the amounts outstanding under the bank facility on October 9, 2003. We also paid $41 million in fees that were due on February 28, 2003, along with $20 million in fees that had been due on June 30, 2003.

     In addition, the interest rate will be increased by 25 basis points beginning May 28, 2003 if we do not grant the banks a security interest in our 81% stock ownership of Texas Genco. Granting the security interest in the stock of Texas Genco requires approval from the Securities and Exchange Commission
(SEC) under the 1935 Act, which is currently being sought. That security interest would be released at the time of a sale of Texas Genco, which may occur as early as 2004. Proceeds from any sale will be used to reduce the bank facility.

     Also under the Second Amendment, on or before May 28, 2003, we agreed to grant to the banks warrants to purchase up to 10%, on a fully diluted basis, of our common stock at a price equal to the greater of $6.56 per share or 110% of the closing price on the New York Stock Exchange on the date the warrants are issued. The warrants would not be exercisable for a year after issuance but would remain outstanding for four years; provided, that if we reduce the term loans owed under the bank facility during 2003 by specified amounts, the warrants will be extinguished. To the extent that we reduce the term loans owed under the bank facility by up to $400 million on or before May 28, 2003, up to half of the warrants will be extinguished on a basis proportionate to the reduction in the credit facility. To the extent such warrants are not extinguished on or before May 28, 2003, they will vest and become exercisable in accordance with their terms. At

March 31, 2003, we had reduced the term loans owed under the bank facility by $50 million. Whether or not we are able to extinguish warrants on or before May 28, 2003, the remaining 50% of the warrants will be extinguished, again on a proportionate basis, if we reduce the term loans owed under the bank facility by up to $400 million by the end of 2003. We plan to eliminate the warrants entirely before they vest by accessing the capital markets to fund the total payments of $800 million during 2003; however there can be no assurance that we will be able to extinguish the warrants or to do so on favorable terms.

     The warrants and the underlying common stock would be registered with the SEC and could be exercised either through the payment of the purchase price or on a "cashless" basis under which we would issue a number of shares based upon the difference between the then-current market price and the warrant exercise price. Issuance of the warrants is also subject to obtaining SEC approval under the 1935 Act, which is currently being sought. If that approval is not obtained on or before May 28, 2003, we will provide the banks equivalent cash compensation over the term that our warrants would have been exercisable to the extent they are not otherwise extinguished.

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

     The Second Amendment provides that proceeds from capital stock or indebtedness issued or incurred by us must be applied (subject to a $200 million basket for CERC and another $250 million basket for borrowings by us, certain permitted refinancings of existing debt and other limited exceptions) to repay bank loans and permanently reduce the bank facility. Similarly, cash proceeds from the sale of assets of more than $30 million or, if less, a group of sales aggregating more than $100 million, must be applied to repay bank loans and reduce the bank facility, except that proceeds of up to $120 million can be reinvested in our businesses.

     On March 18, 2003, CenterPoint Houston issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003, to redeem approximately $312.3 million aggregate principal amount of CenterPoint Houston's first mortgage bonds and to repay $279 million of a $537 million intercompany note payable to CenterPoint Energy by CenterPoint Houston. Proceeds from the note repayment were ultimately used to repay borrowings under our $3.85 billion credit facility and to permanently reduce the term loan component of the credit facility by $50 million.

     On March 25 and April 14, 2003, CERC issued $650 million and $112 million, respectively, aggregate principal amount of 7.875% senior unsecured notes due in 2013. A portion of the proceeds were used to refinance $360 million aggregate principal amount of CERC's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay borrowings under CERC's $350 million revolving credit facility prior to its expiration on March 31, 2003. The remaining $140 million aggregate principal amount of TERM Notes are due to be refinanced or remarketed in November 2003.

     On April 9, 2003, we remarketed $175 million aggregate principal amount of pollution control bonds that we had owned since the fourth quarter of 2002. Remarketed bonds maturing in 2029 have a principal amount of $75 million and an interest rate of 8%. Remarketed bonds maturing in 2018 have a principal amount of $100 million and an interest rate of 7.75%. Proceeds from the remarketing were used to repay bank debt. We are obligated to make payments sufficient to service the pollution control bonds.

     In addition to the $140 million of TERM Notes, remaining maturities in 2003 include $16.6 million principal amount of pollution control bonds and $12 million of expected maturities of transition bonds which are discussed below.

     We have $840 million of outstanding 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that may be exchanged for cash at any time. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of AOL Time Warner common stock (AOL TW Common). There are 1.5 reference shares of AOL TW Common for each of the 17.2 million ZENS units originally issued (of which approximately 16% were exchanged for cash of approximately $45 million in 2002). The exchange market value is calculated using the average closing price per share of AOL TW Common on the New York Stock Exchange on one or more trading days following the notice date for the exchange. One of our subsidiaries owns the reference shares of AOL TW Common and generally liquidates such holdings to the extent of ZENS exchanged. Cash proceeds from such liquidations are used to fund ZENS exchanged for cash. Although proceeds from the sale of AOL TW Common offset the cash paid on exchanges, ZENS exchanges result in a cash outflow because deferred tax liabilities related to the ZENS and AOL TW Common become current tax obligations when ZENS are exchanged and AOL TW Common is sold. There have been no exchanges in 2003.

     CenterPoint Houston has outstanding approximately $699 million aggregate principal amount of first mortgage bonds and approximately $2.6 billion aggregate principal amount of general mortgage bonds, of which approximately $924 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The general mortgage bonds are issued under the General Mortgage Indenture dated as of October 10, 2002. The lien of the general mortgage indenture is junior to that of the Mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $600 million based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. As a result of contractual limitations expiring in November 2005, the aggregate amount of first mortgage and general mortgage bonds cannot be increased above current levels.

     One of our indirect finance subsidiaries, CenterPoint Energy Transition Bond Company, LLC, has $729 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. CenterPoint Houston has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the transition bond company and in an intercreditor agreement among CenterPoint Houston, our indirect transition bond subsidiary and other parties.

     Short-Term Debt and Receivables Facility. CERC's revolver and receivables facility are scheduled to terminate on the dates indicated. Please read Note 9(a) to our Interim Financial Statements regarding CERC's receivables facility.

                                                                            AMOUNT
                                                                         OUTSTANDING AS
                                                                              OF
BORROWER/SELLER             TYPE OF FACILITY        AMOUNT OF FACILITY   MARCH 31, 2003     TERMINATION DATE
----------------            ----------------        ------------------   --------------     ----------------
                                                                 (IN MILLIONS)

    CERC                       Receivables             $        150      $         150       November 14, 2003
    CERC Corp.                 Revolver                         200                 --       March 23, 2004
                                                       ------------      -------------
        Total                                          $        350      $         150
                                                       ============      =============

     On February 28, 2003, our $3.85 billion bank facility was amended and extended to June 2005 as discussed above in " -- Long-Term Debt." Loans under this facility are recorded as long-term debt in the Consolidated Balance Sheets at both December 31, 2002 and March 31, 2003.

     On March 25, 2003, CERC obtained a $200 million revolving credit facility that terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid.

     On March 31, 2003, we had $279 million of temporary investments.

     Refunds to CenterPoint Houston Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that CenterPoint Houston had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, CenterPoint Houston is required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. Per the October 3, 2001 order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. CenterPoint Houston began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven-year period. The annual refund of excess earnings is approximately $237 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in 2004.

     Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs.

     On April 30, 2003 we had no temporary investments and unutilized capacity of $657 million under our bank facilities and receivables facility.

                                                                                         UNUTILIZED AMOUNT
                                                                                                AS OF
                   BORROWER/SELLER          TYPE OF FACILITY       AMOUNT OF FACILITY      APRIL 30, 2003
                   ---------------          ----------------       ------------------    -----------------
                                                                               (IN MILLIONS)
              CenterPoint Energy           Revolver/term loan          $3,800                  $ 427
              CERC Corp.                        Revolver                  200                    200
              CERC                            Receivables                 150                     30
                                                                       ------                 ------
                 Total                                                 $4,150                  $ 657
                                                                       ======                  =====

    Our principal remaining cash requirements during 2003 include the following:

          o    approximately $543 million of capital expenditures;

          o an estimated $185 million which we are obligated to return to customers as a result of the Texas Utility Commission's findings of over-mitigation of stranded costs;

          o remarketing or refinancing of $140 million of CERC Corp. debt, plus the possible payment of option termination costs, which will be determined at the time of remarketing or refinancing (estimated to be $18.2 million as of March 31, 2003) as discussed in "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Risk" in Item 3 of this report;

          o    dividend payments on CenterPoint Energy common stock; and

          o    $29 million of maturing long-term debt.

     We expect to meet our capital requirements through cash flows from operations, short-term borrowings and proceeds from debt and/or equity offerings. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from short-term borrowings, including the renewal, extension or replacement of existing bank facilities, and anticipated sales of securities in the capital markets will be sufficient to meet our cash needs. However, the mandatory prepayments required under our $3.85 billion bank facility and disruptions in our ability to access the capital markets on a timely basis could adversely affect our liquidity. Limits on our ability to issue secured debt, as described in this report, may adversely affect our ability to issue debt securities. Please read "Business -- Risk Factors -- Risk Factors Associated with Financial Condition and Other Risks -- If we are unable to arrange future financings on acceptable terms, our ability to fund future capital expenditures and refinance existing indebtedness could be limited" in
Item 1 of the CenterPoint Energy 10-K, which is incorporated herein by reference.

     At March 31, 2003, CenterPoint Energy had a shelf registration statement for 15 million shares of common stock and CERC Corp. had a shelf registration statement covering $50 million of debt securities. The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by the market's perception of our creditworthiness, general market conditions and factors affecting our industry. Proceeds from the sales of securities are expected to be used primarily to refinance debt.

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

     Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                                    MOODY'S                S&P                 FITCH
                                                             -------------------   -------------------   ------------------
                COMPANY/INSTRUMENT                            RATING  OUTLOOK(1)   RATING   OUTLOOK(2)   RATING  OUTLOOK(3)
                -------------------                          -------- ----------   -------  ----------   ------  ----------
               CenterPoint Energy Senior Unsecured
                  Debt....................................   Ba1      Negative       BBB-     Stable      BBB-     Stable

               CenterPoint Houston Senior Secured Debt
                  (First Mortgage Bonds)..................   Baa2     Stable         BBB      Stable      BBB+     Stable

               CERC Corp. Senior Debt.....................   Ba1      Negative       BBB      Stable      BBB      Stable

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

(3) A "stable" outlook from Fitch indicates the direction a rating is likely to move over a one- to two-year period.

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

    Our bank facilities contain "material adverse change" clauses that could impact our ability to make new borrowings under these facilities. The "material adverse change" clauses in our bank facilities generally relate to an event, development or circumstance that has or would reasonably be expected to have a material adverse effect on (a) the business, financial condition or operations of the borrower and its subsidiaries taken as a whole, or (b) the legality, validity or enforceability of the loan documents.

     The $150 million receivables facility of CERC requires the maintenance of credit ratings of at least BB from S&P and Ba2 from Moody's. Receivables would cease to be sold in the event a credit rating fell below the threshold.

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

     CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers who are primarily located within or near the territories served by our pipelines and distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of May 1, 2003, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $39 million; however, utilized credit capacity is significantly lower.

     Cross Defaults. Under our bank facility, a payment default by us or any of our significant subsidiaries on any indebtedness exceeding $50 million will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

     Pension Plan. As discussed in Note 11 of the notes to the consolidated financial statements in the May 12 Form 8-K (CenterPoint Energy Notes), which is incorporated herein by reference, we maintain a non-contributory pension plan covering substantially all employees. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $496 million. We are not required and do not anticipate making any contributions to our pension plans prior to 2004. Changes in interest rates and the market values of the securities held by the plans during 2003 could materially, positively or negatively, change our underfunded status and affect the level of pension expense and required contributions in 2004 and beyond. For example, every .5% difference in our actual 2003 asset returns versus our assumed 9% long-term asset return rate would increase or decrease the underfunded status of our plans by approximately $5 million and our 2004 pension expense by approximately $1 million. Similarly, a .5% change in the discount rate used to value pension liabilities at December 31, 2003, could increase or decrease the underfunded status of our plans by approximately $100 million and 2004 pension expense by approximately $14 million. Actual investment returns and changes in the discount rate during 2003 will have no effect on our 2003 pension expense. Additionally, we expect that a separate pension plan will be established for Texas Genco in 2004. Texas Genco would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for Texas Genco would be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for Texas Genco.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     o the need to provide cash collateral in connection with certain contracts;

     o acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of suppliers;

     o    increased costs related to the acquisition of gas for storage;

     o    increases in interest expense in connection with debt refinancings;

     o    various regulatory actions; and

     o the ability of Reliant Resources and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and Texas Genco and in respect of its indemnity obligations to us.

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

     Capitalization. Factors affecting our capitalization include:

     o covenants and other provisions in our and our subsidiaries' bank facilities and other borrowing agreements; and

     o limitations imposed on us as a registered public utility holding company.

     The collateralized term loan of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. CERC Corp.'s bank facility also contains a provision that could, under certain circumstances, limit the amount of dividends that could be paid by CERC Corp. Our $3.85 billion credit agreement limits dividend payments as described above, contains a debt to EBITDA covenant, an EBITDA to interest covenant and restrictions on the use of proceeds from debt issuances and asset sales.

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

     Security Interest in Receivables. Effective March 28, 2003, Texas Genco, LP, a subsidiary of Texas Genco, amended a Master Power Purchase and Sale Agreement with a subsidiary of Reliant Resources related to ERCOT power sales. Texas Genco, LP was granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe the following critical accounting policies involve the application of accounting estimates for which a change in the estimate is inseparable from the effect of a change in accounting principle. Accordingly, these accounting policies have been reviewed and discussed with the audit committee of the board of directors.

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of "stranded costs" and other "regulatory assets" resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $4.0 billion and $4.6 billion as of December 31, 2002 and March 31, 2003, respectively. Additionally, regulatory liabilities reflected in our consolidated Balance Sheets aggregated $1.1 billion at both December 31, 2002 and March 31, 2003. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.5 billion of recoverable electric generation plant mitigation assets (stranded costs) and $829 million of ECOM true-up as of March 31, 2003. The stranded costs are comprised of $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $396 million related to the Texas Genco distribution. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination which will occur in 2004 and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets. Regulatory assets related to ECOM true-up represent the regulatory assets associated with costs incurred as a result of mandated capacity auctions conducted beginning in 2002 by our Electric Generation business being consummated at market-based prices that have been substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. Any significant changes in our estimate of our regulatory asset associated with ECOM true-up could have a significant effect on our financial condition and results of operations. Additionally, any significant changes in our estimated stranded costs or ECOM true-up recovery could significantly affect our liquidity subsequent to the final true-up proceedings conducted by the Texas Utility Commission which are expected to conclude in late 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $11.2 billion or 55% of our total assets as of March 31, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

     As a result of the distribution of approximately 19% of Texas Genco's common stock to our shareholders on January 6, 2003, we re-evaluated our electric generation assets for impairment as of December 31, 2002. This analysis required us to make long-term estimates of future cash receipts associated with the operation or sale of these electric generation assets and related cash outflows. These forecasts require assumptions about demand for electricity within the ERCOT market, future ERCOT market conditions, commodity prices and regulatory developments. As of December 31, 2002, no impairment had been indicated because the estimated cash flows associated with the operations of their assets exceeded their carrying value. However, the effects of competition within the ERCOT market, the results of our capacity auctions, and the timing and extent of changes in commodity prices, particularly natural gas prices, could have a significant effect on our future cash flows and, therefore, affect any future determination of asset impairment.

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

     We recorded goodwill associated with the acquisition of our Natural Gas Distribution and Pipelines and Gathering operations in 1997. We reviewed our goodwill for impairment as of January 1, 2003. We computed the fair value of the Natural Gas Distribution and the Pipelines and Gathering operations as the sum of the discounted estimated net future cash flows applicable to each of these operations. We determined that the fair value for each of the Natural Gas Distribution operations and the Pipelines and Gathering operations exceeded their corresponding carrying value, including unallocated goodwill. We also concluded that no interim impairment indicators existed subsequent to this initial evaluation. As of March 31, 2003 we had recorded $1.7 billion of goodwill. Future evaluations of the carrying value of goodwill could be significantly impacted by our estimates of cash flows associated with our Natural Gas Distribution and Pipelines and Gathering operations, regulatory matters, and estimated operating costs.

UNBILLED ENERGY REVENUES

     Revenues related to the sale and/or delivery of electricity or natural gas (energy) are generally recorded when energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 were $70 million related to our Electric Transmission & Distribution business segment and $284 million related to our Natural Gas Distribution business segment. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of March 31, 2003 were $61 million related to our Electric Transmission & Distribution business segment and $277 million related to our Natural Gas Distribution business segment.

                          NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, we adopted SFAS No. 143. SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     We have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, we had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, we reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. We also reversed the $39.7 million we had previously recorded for the Jewett mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. We have also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003:

                                   BALANCE,                                                                             BALANCE,
                                  JANUARY 1,      LIABILITIES      LIABILITIES                        CASH FLOW         MARCH 31,
                                    2003            INCURRED         SETTLED         ACCRETION        REVISIONS           2003
                                 ------------     ------------     ------------     ------------     ------------     ------------
                                                                           (IN MILLIONS)

Nuclear decommissioning ....     $      186.7               --               --     $        2.2               --     $      188.9
Jewett lignite mine ........              3.8               --               --              0.1               --              3.9
                                 ------------     ------------     ------------     ------------     ------------     ------------
                                 $      190.5               --               --     $        2.3               --     $      192.8
                                 ============     ============     ============     ============     ============     ============

     The following represents the pro-forma effect on our net income for the three months ended March 31, 2002, as if we had adopted SFAS No. 143 as of January 1, 2002:

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                          2002
                                                                                     ---------------
                                                                                     (IN THOUSANDS)
Income from continuing operations before cumulative effect of accounting
   change as reported ..........................................................     $     144,636
Pro-forma income from continuing operations before cumulative effect of
   accounting change ...........................................................           152,371

Net income as reported .........................................................            31,605
Pro-forma net income ...........................................................            39,340

DILUTED EARNINGS PER SHARE:

Income from continuing operations before cumulative effect of accounting
   change as reported ..........................................................     $        0.49
Pro-forma income from continuing operations before cumulative effect of
   accounting change ...........................................................              0.51

Net income as reported .........................................................              0.11
Pro-forma net income ...........................................................              0.13

     The following represents our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of December 31, 2002:

                                         AS REPORTED       PRO-FORMA
                                        ------------     ------------
                                               (IN MILLIONS)
Nuclear decommissioning ...........     $      139.7     $      186.7
Jewett lignite mine ...............             39.7              3.8
                                        ------------     ------------
  Total ...........................     $      179.4     $      190.5
                                        ============     ============

    Our rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of March 31, 2003, these previously recognized removal costs of $639 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities. Our non-rate regulated businesses have also previously recognized removal costs as component of depreciation expense. We reversed $115 million in the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate-regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by us.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively as it relates to lease accounting and will apply the accounting provisions related to debt extinguishment in 2003. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified. No such reclassification was required in the three month period ended March 31, 2002. We have reclassified the $26 million loss on debt extinguishment related to the fourth quarter of 2002 from extraordinary item to interest expense.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2003 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $28 million.

     The above analysis of the Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas to which the hedges relate. Furthermore, the Energy Derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions.

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

     Our floating-rate obligations to third parties aggregated $5.1 billion at March 31, 2003. If the floating rates were to increase by 10% from March 31, 2003 rates, our combined interest expense to third parties would increase by a total of $3.2 million each month in which such increase continued.

     At March 31, 2003, we had outstanding fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $6.1 billion in principal amount and having a fair value of $6.3 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $332 million if interest rates were to decline by 10% from their levels at March 31, 2003. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     As discussed in Note 13(f) to the CenterPoint Energy Notes, which note is incorporated herein by reference, we contribute $2.9 million per year to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $158 million as of March 31, 2003, of which approximately 48% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at March 31, 2003, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for as a long-term asset/liability as we will not benefit from any gains, and losses will be recovered through the rate making process. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the CenterPoint Energy Notes.

     As discussed in Note 9(b) to the CenterPoint Energy Notes, which note is incorporated herein by reference, CERC Corp.'s $240 million aggregate principal amount of TERM Notes outstanding at March 31, 2003, include an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate is below 5.66%. At March 31, 2003, we could terminate the option at a cost of $31 million. A decrease of 10% in the March 31, 2003 level of interest rates would increase the cost of termination of the option by approximately $12 million. On April 14, 2003, CERC Corp. retired an additional $100 million principal amount of its TERM Notes obligations, leaving a remaining balance of $140 million of TERM Notes due November 1, 2003.

     As discussed in Note 7 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $104 million at March 31, 2003 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $16 million if interest rates were to decline by 10% from levels at March 31, 2003. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2003 levels, the fair value of the derivative component would increase by approximately $4 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As of March 31, 2003, we have interest rate swaps with an aggregate notional amount of $750 million that fix the interest rate applicable to floating rate short-term debt. At March 31, 2003, the swaps relating to short-term debt could be terminated at a cost of $14 million. These swaps do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. A decrease of 10% in the March 31, 2003 level of interest rates would increase the cost of terminating the swaps at March 31, 2003 by $1 million.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of approximately 22 million shares of AOL TW common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the March 31, 2003 market value of AOL Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of March 31, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at March 31, 2003, the resulting loss in fair value of these securities would be approximately $8 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12 to our Interim Financial Statements, "Business -- Environmental Matters" in Item 1 of the CenterPoint Energy 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Energy Form 10-K and Notes 4 and 13 to the CenterPoint Energy Notes, all of which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Our credit facility restricts our ability to pay dividends. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy and Subsidiaries--Liquidity and Capital Resources--Future Sources and Uses of Cash Flows--Long-Term Debt" in Item 2 of
Part I of this report.

ITEM 5. OTHER INFORMATION.

     Forward-Looking Statements. From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

o    changes in technology;

o significant changes in our relationship with our employees, including the availability of qualified personnel and potential adverse effects if labor disputes or grievances were to occur;

o    significant changes in critical accounting policies;

o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

o    the availability and price of insurance;

o the outcome of the pending securities lawsuits against us, Reliant Energy and Reliant Resources;

o the outcome of the Securities and Exchange Commission investigation relating to the treatment in our consolidated financial statements of certain activities of Reliant Resources;

o the ability of Reliant Resources to satisfy its indemnity obligations to us;

o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in our service territory, including the systems owned and operated by the independent system operator in the market served by the Electric Reliability Council of Texas, Inc.;

o political, legal, regulatory and economic conditions and developments in the United States; and

o other factors we discuss in the CenterPoint Energy Form 10-K, including those outlined in Item 1 under "Risk Factors".

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

                                                                                                   SEC FILE
                                                                                                      OR
  EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                     REPORT OR REGISTRATION STATEMENT          NUMBER       REFERENCE
------------     -------------------------------------  ---------------------------------------   ------------   -----------
3.1        --    Amended and Restated Articles of       CenterPoint Energy's Registration          3-69502          3.1
                 Incorporation of CenterPoint Energy    Statement on Form S-4

3.2        --    Articles of Amendment to Amended       CenterPoint Energy's Form 10-K for the     1-31447          3.1.1
                 and Restated Articles of               year ended December 31, 2001
                 Incorporation of CenterPoint Energy

3.3        --    Amended and Restated Bylaws of         CenterPoint Energy's Form 10-K for the     1-31447          3.2
                 CenterPoint Energy                     year ended December 31, 2001

3.4        --    Statement of Resolution                CenterPoint Energy's Form 10-K for the     1-31447          3.3
                 Establishing Series of Shares          year ended December 31, 2001
                 designated Series A Preferred Stock
                 of CenterPoint Energy

4.1.1      --    General Mortgage Indenture, dated      CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(1)
                 as of October 10, 2002, between        quarter ended September 30, 2002
                 CenterPoint Energy Houston
                 Electric, LLC and JPMorgan Chase
                 Bank, as Trustee

4.1.2      --    First Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(2)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.3      --    Second Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(3)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.4      --    Third Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(4)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.5      --    Fourth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(5)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.6      --    Fifth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(6)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.7      --    Sixth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(7)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.8      --    Seventh Supplemental Indenture to      CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(8)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.9      --    Eighth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(9)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.10     --    Ninth Supplemental Indenture to        CenterPoint Energy's Form 10-K for the     1-31447          4(c)(10)
                 Exhibit 4.1.1, dated as of             year ended December 31, 2002
                 November 12, 2002

4.1.11     --    Tenth Supplemental Indenture to        CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 Exhibit 4(e)(1), dated as of March     March 13, 2003
                 18, 2003

4.2        --    Officer's Certificate dated            CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 March 18, 2003 setting forth the       March 13, 2003
                 form, terms and provisions of the
                 Tenth Series and Eleventh Series
                 of general mortgage bonds

4.3.1      --    $3,850,000 Amended and Restated        CenterPoint Energy's Form 10-Q for the     1-31447          10(a)
                 Credit Agreement, dated as of          quarter ended September 30, 2002
                 October 31, 2002, among
                 CenterPoint Energy and the
                 banks named therein

4.3.2      --    First Amendment to Exhibit 4.3.1       CenterPoint Energy's Form 10-K for the     1-31447          4(f)(2)
                 effective December 5, 2002             year ended December 31, 2002

4.3.3      --    Second Amendment to Exhibit 4.3.1      CenterPoint Energy's Form 10-K for the     1-31447          4(f)(3)
                 effective February 28, 2003            year ended December 31, 2002

4.3.4      --    Form of warrant agreement related      CenterPoint Energy's Form 10-K for the     1-31447          4(f)(4)
                 to Exhibit 4.3.3                       year ended December 31, 2002

4.3.5      --    Form of warrant registration rights    CenterPoint Energy's Form 10-K for the     1-31447          4(f)(5)
                 agreement related to Exhibit 4.3.3     year ended December 31, 2002

4.3.6      --    Form of pledge agreement related       CenterPoint Energy's Form 10-K for the     1-31447          4(f)(6)
                 to Exhibit 4.3.3                       year ended December 31, 2002

4.4.1      --    Indenture, dated as of February 1,     CERC's Form 8-K dated February 5, 1998     1-13265          4.1
                 1998, between RERC Corp. and
                 Chase Bank of Texas, National
                 Association, as Trustee

4.4.2      --    Supplemental Indenture No. 1 to        CERC's Form 8-K dated February 5, 1998     1-13265          4.2
                 Exhibit 4.4.1, dated as of
                 February 1, 1998, providing for
                 the issuance of RERC Corp's
                 6 1/2% Debentures due February 1,
                 2008

4.4.3      --    Supplemental Indenture No. 2 to        CERC's Form 8-K dated November 9, 1998     1-13265          4.1
                 Exhibit 4.4.1, dated as of
                 November 1, 1998, providing for
                 the issuance of RERC Corp's
                 6 3/8% Term Enhanced ReMarketable
                 Securities

4.4.4      --    Supplemental Indenture No. 3 to        CERC's Registration Statement on         333-49162          4.2
                 Exhibit 4.4.1, dated as of July 1,     Form S-4
                 2000, providing for the issuance
                 of RERC Corp.'s 8.125% Notes
                 due 2005

4.4.5      --    Supplemental Indenture No. 4 to        CERC's Form 8-K dated February 21, 2001    1-13265          4.1
                 Exhibit 4.4.1, dated as of
                 February 15, 2001, providing for
                 the issuance of RERC Corp's
                 7.75% Notes due 2011

4.4.6      --    Supplemental Indenture No. 5           CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 to Exhibit 4.4.1, dated as of          March 18, 2003
                 March 25, 2003, providing for the
                 issuance of CERC Corp.'s 7.875%
                 Senior Notes due 2013

4.4.7      --    Supplemental Indenture No. 6           CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 to Exhibit 4.4.1, dated as of          April 7, 2003
                 April 14, 2003, providing for the
                 issuance of CERC Corp.'s 7.875%
                 Senior Notes due 2013

+4.5       --    $200,000,000 Credit Agreement,
                 dated as of March 25, 2003,
                 among CERC Corp., as Borrower,
                 and the Initial Lenders named
                 therein, as Initial Lenders

+99.1      --    Section 906 Certification of
                 David M. McClanahan

+99.2      --    Section 906 Certification of
                 Gary L. Whitlock

                                                                                                   SEC FILE
                                                                                                      OR
  EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                    REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
------------     -------------------------------------  ---------------------------------------   ------------   -----------
+99.3      --    Items incorporated by reference
                 from the CenterPoint Energy Form
                 10-K. Item 1
                 "Business--Environmental
                 Matters,", "Business--Risk
                 Factors--Risk Factors Associated
                 with Financial Condition and
                 Other Risks--If we are unable to
                 arrange future financings on
                 acceptable terms, our ability to
                 fund future capital expenditures
                 and refinance existing
                 indebtedness could be limited",
                 "--Risk Factors Affecting the
                 Results of Electric Transmission
                 and Distribution Business,"
                 "--Risk Factors Affecting the
                 Results of Our Electric
                 Generation Business" and "--Risk
                 Factors Affecting the Results of
                 Our Natural Gas Distribution and
                 Pipelines and Gathering
                 Business," Item 3 "Legal
                 Proceedings,"

+99.4            Items incorporated by reference
                 from the Current Report on Form
                 8-K dated May 12, 2003.
                 "Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations--
                 Certain Factors Affecting Future
                 Earnings" and Notes 3(d)
                 (Long-Lived Assets and
                 Intangibles), 3(e) (Regulatory
                 Assets and Liabilities), 3(k)
                 (Investment in Other Debt and
                 Equity Securities), 4 (Regulatory
                 Matters), 5 (Derivative
                 Instruments), 7 (Indexed Debt
                 Securities (ACES and ZENS) and
                 AOL Time Warner Securities), 9(b)
                 (Long-term Debt), 10 (Trust
                 Preferred Securities), 11
                 (Stock-Based Incentive
                 Compensation Plans and Employee
                 Benefit Plans) and 13
                 (Commitments and Contingencies).


(b)  Reports on Form 8-K.

     On January 7, 2003, we filed a Current Report on Form 8-K dated January 6, 2003, announcing that we had distributed approximately 19% of the 80 million outstanding shares of Texas Genco common stock to our shareholders of record as of the close of business on December 20, 2002.

     On January 27, 2003, we filed a Current Report on Form 8-K to furnish information under Item 9 of that form regarding earnings guidance for Texas Genco and the filing of a post-effective amendment on Form U-1/A.

     On February 13, 2003, we filed a Current Report on Form 8-K dated February 13, 2003, relating to the announcement of fourth quarter 2002 and year-end 2002 results.

     On March 3, 2003, we filed a Current Report on Form 8-K dated February 28, 2003, announcing that we had amended and extended our $3.85 billion credit facility from October 2003 to June 30, 2005.

     On March 27, 2003, we filed a Current Report on Form 8-K dated March 18, 2003, announcing the pricing and closing of $650 million of senior notes of our subsidiary, CenterPoint Energy Resources Corp., in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

     On March 27, 2003, we filed a Current Report on Form 8-K dated March 13, 2003, announcing the pricing and closing of $762.275 million of general mortgage bonds by our subsidiary, CenterPoint Energy Houston Electric, LLC, in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

     On April 8, 2003, we filed a Current Report on Form 8-K to furnish information under Item 9 of that form regarding our external debt balances as of March 31, 2003.

     On April 23, 2003, we filed a Current Report on Form 8-K dated April 16, 2003, reporting the filing of a class action lawsuit in California against CenterPoint Energy, Inc. and others and the shutdown of a reactor at the South Texas Project Nuclear Generating Station.

     On April 24, 2003, we filed a Current Report on Form 8-K dated April 24, 2003, in which we announced first quarter 2003 earnings.

     On May 1, 2003, we filed a Current Report on Form 8-K dated April 7, 2003, announcing the pricing and closing of $112 million of senior notes of our subsidiary, CenterPoint Energy Resources Corp., which will be added to and form a single series with its prior existing 7.875% senior notes due on April 1, 2013, in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended. We also furnished under Item 9 and Item 12 of Form 8-K transcripts of the earnings conference call held on April 24, 2003.

     On May 12, 2003, we filed a Current Report on Form 8-K dated May 12, 2003, to provide information giving effect to certain reclassifications within our historical consolidated financial statements, Selected Financial Data, and Management's Discussion and Analysis of Financial Condition and Results of Operations as reported on our Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY, INC.





                             By:           /s/ James S. Brian
                                 ---------------------------------------
                                             James S. Brian
                           Senior Vice President and Chief Accounting Officer


Date:  May 12, 2003

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

Date:  May 12, 2003

By:  /s/ David M. McClanahan
     ------------------------------------------
          David M. McClanahan
          President and Chief Executive Officer

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

Date: May 12, 2003


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

                                                                                                   SEC FILE
                                                                                                      OR
  EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                     REPORT OR REGISTRATION STATEMENT          NUMBER       REFERENCE
------------     -------------------------------------  ---------------------------------------   ------------   -----------
3.1        --    Amended and Restated Articles of       CenterPoint Energy's Registration          3-69502          3.1
                 Incorporation of CenterPoint Energy    Statement on Form S-4

3.2        --    Articles of Amendment to Amended       CenterPoint Energy's Form 10-K for the     1-31447          3.1.1
                 and Restated Articles of               year ended December 31, 2001
                 Incorporation of CenterPoint Energy

3.3        --    Amended and Restated Bylaws of         CenterPoint Energy's Form 10-K for the     1-31447          3.2
                 CenterPoint Energy                     year ended December 31, 2001

3.4        --    Statement of Resolution                CenterPoint Energy's Form 10-K for the     1-31447          3.3
                 Establishing Series of Shares          year ended December 31, 2001
                 designated Series A Preferred Stock
                 of CenterPoint Energy

4.1.1      --    General Mortgage Indenture, dated      CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(1)
                 as of October 10, 2002, between        quarter ended September 30, 2002
                 CenterPoint Energy Houston
                 Electric, LLC and JPMorgan Chase
                 Bank, as Trustee

4.1.2      --    First Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(2)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.3      --    Second Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(3)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.4      --    Third Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(4)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.5      --    Fourth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(5)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.6      --    Fifth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(6)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.7      --    Sixth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(7)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.8      --    Seventh Supplemental Indenture to      CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(8)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.9      --    Eighth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187           4(j)(9)
                 Exhibit 4.1.1, dated as of             quarter ended September 30, 2002
                 October 10, 2002

4.1.10     --    Ninth Supplemental Indenture to        CenterPoint Energy's Form 10-K for the     1-31447          4(c)(10)
                 Exhibit 4.1.1, dated as of             year ended December 31, 2002
                 November 12, 2002

4.1.11     --    Tenth Supplemental Indenture to        CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 Exhibit 4(e)(1), dated as of March     March 13, 2003
                 18, 2003

4.2        --    Officer's Certificate dated            CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 March 18, 2003 setting forth the       March 13, 2003
                 form, terms and provisions of the
                 Tenth Series and Eleventh Series
                 of general mortgage bonds

4.3.1      --    $3,850,000 Amended and Restated        CenterPoint Energy's Form 10-Q for the     1-31447          10(a)
                 Credit Agreement, dated as of          quarter ended September 30, 2002
                 October 31, 2002, among
                 CenterPoint Energy and the
                 banks named therein

4.3.2      --    First Amendment to Exhibit 4.3.1       CenterPoint Energy's Form 10-K for the     1-31447          4(f)(2)
                 effective December 5, 2002             year ended December 31, 2002

4.3.3      --    Second Amendment to Exhibit 4.3.1      CenterPoint Energy's Form 10-K for the     1-31447          4(f)(3)
                 effective February 28, 2003            year ended December 31, 2002

4.3.4      --    Form of warrant agreement related      CenterPoint Energy's Form 10-K for the     1-31447          4(f)(4)
                 to Exhibit 4.3.3                       year ended December 31, 2002

4.3.5      --    Form of warrant registration rights    CenterPoint Energy's Form 10-K for the     1-31447          4(f)(5)
                 agreement related to Exhibit 4.3.3     year ended December 31, 2002

4.3.6      --    Form of pledge agreement related       CenterPoint Energy's Form 10-K for the     1-31447          4(f)(6)
                 to Exhibit 4.3.3                       year ended December 31, 2002

4.4.1      --    Indenture, dated as of February 1,     CERC's Form 8-K dated February 5, 1998     1-13265          4.1
                 1998, between RERC Corp. and
                 Chase Bank of Texas, National
                 Association, as Trustee

4.4.2      --    Supplemental Indenture No. 1 to        CERC's Form 8-K dated February 5, 1998     1-13265          4.2
                 Exhibit 4.4.1, dated as of
                 February 1, 1998, providing for
                 the issuance of RERC Corp's
                 6 1/2% Debentures due February 1,
                 2008

4.4.3      --    Supplemental Indenture No. 2 to        CERC's Form 8-K dated November 9, 1998     1-13265          4.1
                 Exhibit 4.4.1, dated as of
                 November 1, 1998, providing for
                 the issuance of RERC Corp's
                 6 3/8% Term Enhanced ReMarketable
                 Securities

4.4.4      --    Supplemental Indenture No. 3 to        CERC's Registration Statement on         333-49162          4.2
                 Exhibit 4.4.1, dated as of July 1,     Form S-4
                 2000, providing for the issuance
                 of RERC Corp.'s 8.125% Notes
                 due 2005

4.4.5      --    Supplemental Indenture No. 4 to        CERC's Form 8-K dated February 21, 2001    1-13265          4.1
                 Exhibit 4.4.1, dated as of
                 February 15, 2001, providing for
                 the issuance of RERC Corp's
                 7.75% Notes due 2011

4.4.6      --    Supplemental Indenture No. 5           CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 to Exhibit 4.4.1, dated as of          March 18, 2003
                 March 25, 2003, providing for the
                 issuance of CERC Corp.'s 7.875%
                 Senior Notes due 2013

4.4.7      --    Supplemental Indenture No. 6           CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 to Exhibit 4.4.1, dated as of          April 7, 2003
                 April 14, 2003, providing for the
                 issuance of CERC Corp.'s 7.875%
                 Senior Notes due 2013

+4.5       --    $200,000,000 Credit Agreement,
                 dated as of March 25, 2003,
                 among CERC Corp., as Borrower,
                 and the Initial Lenders named
                 therein, as Initial Lenders

+99.1      --    Section 906 Certification of
                 David M. McClanahan

+99.2      --    Section 906 Certification of
                 Gary L. Whitlock

                                 EXHIBIT INDEX

                                                                                                   SEC FILE
                                                                                                      OR
  EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT         NUMBER       REFERENCE
------------     -------------------------------------  ---------------------------------------   ------------   -----------
+99.3      --    Items incorporated by reference
                 from the CenterPoint Energy Form
                 10-K. Item 1
                 "Business--Environmental
                 Matters,", "Business--Risk
                 Factors--Risk Factors Associated
                 with Financial Condition and
                 Other Risks--If we are unable to
                 arrange future financings on
                 acceptable terms, our ability to
                 fund future capital expenditures
                 and refinance existing
                 indebtedness could be limited",
                 "--Risk Factors Affecting the
                 Results of Electric Transmission
                 and Distribution Business,"
                 "--Risk Factors Affecting the
                 Results of Our Electric
                 Generation Business" and "--Risk
                 Factors Affecting the Results of
                 Our Natural Gas Distribution and
                 Pipelines and Gathering
                 Business," Item 3 "Legal
                 Proceedings,"

+99.4            Items incorporated by reference
                 from the Current Report on Form
                 8-K dated May 12, 2003.
                 "Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations--
                 Certain Factors Affecting Future
                 Earnings" and Notes 3(d)
                 (Long-Lived Assets and
                 Intangibles), 3(e) (Regulatory
                 Assets and Liabilities), 3(k)
                 (Investment in Other Debt and
                 Equity Securities), 4 (Regulatory
                 Matters), 5 (Derivative
                 Instruments), 7 (Indexed Debt
                 Securities (ACES and ZENS) and
                 AOL Time Warner Securities), 9(b)
                 (Long-term Debt), 10 (Trust
                 Preferred Securities), 11
                 (Stock-Based Incentive
                 Compensation Plans and Employee
                 Benefit Plans) and 13
                 (Commitments and Contingencies).