Form 10-Q
period 2003-06-30
CENTERPOINT ENERGY INC
filed 2003-08-13
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

                         ------------------------------

                         Commission file number 1-31447

                            CENTERPOINT ENERGY, INC.

             (Exact name of registrant as specified in its charter)

                      TEXAS                                      74-0694415
         (State or other jurisdiction of             (I.R.S. Employer Identification No.)
          incorporation or organization)

                  1111 LOUISIANA
                  HOUSTON, TEXAS                                   77002
       (Address of principal executive offices)                  (Zip Code)


                                 (713) 207-1111
              (Registrant's telephone number, including area code)

                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 4, 2003, CenterPoint Energy, Inc. had 305,773,503 shares of common stock outstanding, including 838,177 ESOP shares not deemed outstanding for financial statement purposes and excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statements of Consolidated Income
                           Three Months and Six Months Ended June 30, 2002 and 2003 (unaudited)................1
                      Consolidated Balance Sheets
                           December 31, 2002 and June 30, 2003 (unaudited).....................................2
                      Statements of Consolidated Cash Flows
                           Six Months Ended June 30, 2002 and 2003 (unaudited).................................4
                      Notes to Unaudited Consolidated Financial Statements.....................................5
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations of CenterPoint Energy and Subsidiaries.......................................31
                  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................56
                  Item 4. Controls and Procedures.............................................................57

PART II. OTHER INFORMATION
                  Item 1. Legal Proceedings...................................................................58
                  Item 2. Changes in Securities and Use of Proceeds...........................................58
                  Item 4. Submission of Matters to a Vote of Security Holders.................................58
                  Item 5. Other Information...................................................................59
                  Item 6. Exhibits and Reports on Form 8-K....................................................71

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

          -    recovery of stranded costs;
          -    allowed rates of return;
          -    rate structures;
          -    recovery of investments; and
          -    operation and construction of facilities;

     - non-payment for our services due to financial distress of our customers, including Reliant Resources, Inc. (Reliant Resources);

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

     - the outcome of the pending lawsuits against us, Reliant Energy, Incorporated and Reliant Resources;

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

     - political, legal, regulatory and economic conditions and developments in the United States; and

     -    other factors we discuss in this report including those outlined in
          Item 5 of Part II under "Risk Factors."

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 -----------------------------       -----------------------------
                                                                     2002              2003              2002              2003
                                                                 -----------       -----------       -----------       -----------
REVENUES ......................................................   $ 1,798,424       $ 2,090,900       $ 3,875,814       $ 4,991,068
                                                                  -----------       -----------       -----------       -----------
EXPENSES:
  Fuel and cost of gas sold ...................................       862,058         1,080,857         1,904,620         2,940,003
  Purchased power .............................................         4,258            22,974            52,624            34,968
  Operation and maintenance ...................................       372,505           393,085           760,467           805,961
  Depreciation and amortization ...............................       151,072           157,263           299,481           309,544
  Taxes other than income taxes ...............................       119,134            90,691           217,285           193,535
                                                                  -----------       -----------       -----------       -----------
      Total ...................................................     1,509,027         1,744,870         3,234,477         4,284,011
                                                                  -----------       -----------       -----------       -----------
OPERATING INCOME ..............................................       289,397           346,030           641,337           707,057
                                                                  -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSE):
  Gain (loss) on AOL Time Warner investment ...................      (230,214)          113,178          (447,811)           64,704
  Gain (loss) on indexed debt securities ......................       218,723           (98,253)          421,956           (55,550)
  Interest expense ............................................      (139,847)         (215,087)         (257,599)         (439,081)
  Distribution on trust preferred securities ..................       (13,850)          (13,899)          (27,749)          (27,797)
  Other, net ..................................................         7,664             1,629            14,788             4,788
                                                                  -----------       -----------       -----------       -----------
      Total ...................................................      (157,524)         (212,432)         (296,415)         (452,936)
                                                                  -----------       -----------       -----------       -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE        131,873           133,598           344,922           254,121
  Income Tax Expense ..........................................       (45,744)          (44,346)         (113,914)          (85,455)
  Minority Interest ...........................................            (7)           (6,295)                4            (4,229)
                                                                  -----------       -----------       -----------       -----------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ...........................................        86,122            82,957           231,012           164,437
  Discontinued Operations:
    Income from Reliant Resources, net of tax .................       147,849              --              34,450              --
    Income (loss) from Other Operations, net of tax ...........         1,674              (403)            1,788              (865)
    Loss on disposal of Other Operations, net of tax ..........          --             (19,331)             --             (11,989)
  Cumulative Effect of Accounting Change, net of minority
    interest and tax ..........................................          --                --                --              80,072
                                                                  -----------       -----------       -----------       -----------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS ................   $   235,645       $    63,223       $   267,250       $   231,655
                                                                  ===========       ===========       ===========       ===========
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations before Cumulative Effect of
    Accounting Change .........................................   $      0.29       $      0.27       $      0.78       $      0.54
  Discontinued Operations:
    Income from Reliant Resources, net of tax .................          0.49              --                0.11              --
    Income (loss) from Other Operations, net of tax ...........          0.01              --                0.01              --
    Loss on disposal of Other Operations, net of tax ..........          --               (0.06)             --               (0.04)
  Cumulative Effect of Accounting Change, net of minority
  interest and tax ............................................          --                --                --                0.27
                                                                  -----------       -----------       -----------       -----------
  Net Income Attributable to Common Shareholders ..............   $      0.79       $      0.21       $      0.90       $      0.77
                                                                  ===========       ===========       ===========       ===========
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations before Cumulative Effect of
    Accounting Change .........................................   $      0.29       $      0.27       $      0.78       $      0.54
  Discontinued Operations:
    Income from Reliant Resources, net of tax .................          0.49              --                0.11              --
    Income (loss) from Other Operations, net of tax ...........          0.01              --                0.01              --
    Loss on disposal of  Other Operations, net of tax .........          --               (0.06)             --               (0.04)
  Cumulative Effect of Accounting Change, net of minority
  interest and tax ............................................          --                --                --                0.26
                                                                  -----------       -----------       -----------       -----------
  Net Income Attributable to Common Shareholders ..............   $      0.79       $      0.21       $      0.90       $      0.76
                                                                  ===========       ===========       ===========       ===========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS
                                                       DECEMBER 31,         JUNE 30,
                                                           2002               2003
                                                       ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents ....................      $    304,281       $     50,164
   Investment in AOL Time Warner common stock ...           283,486            348,190
   Accounts receivable, net .....................           558,328            659,134
   Accrued unbilled revenues ....................           354,497            220,311
   Fuel stock and petroleum products ............           166,742            185,207
   Materials and supplies .......................           185,074            182,151
   Non-trading derivative assets ................            27,275             21,953
   Taxes receivable .............................            72,027            102,968
   Current assets of discontinued operations ....            12,505              5,113
   Prepaid expenses and other current assets ....            71,138             55,970
                                                       ------------       ------------
     Total current assets .......................         2,035,353          1,831,161
                                                       ------------       ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ................        19,852,729         19,757,347
   Less accumulated depreciation and amortization        (8,487,612)        (8,617,144)
                                                       ------------       ------------
     Property, plant and equipment, net .........        11,365,117         11,140,203
                                                       ------------       ------------

OTHER ASSETS:
   Goodwill, net ................................         1,740,510          1,740,510
   Other intangibles, net .......................            65,880             65,943
   Regulatory assets ............................         4,000,646          4,537,864
   Non-trading derivative assets ................             3,866             14,352
   Non-current assets of discontinued operations             50,272             22,103
   Other ........................................           444,860            537,339
                                                       ------------       ------------
     Total other assets .........................         6,306,034          6,918,111
                                                       ------------       ------------

       TOTAL ASSETS .............................      $ 19,706,504       $ 19,889,475
                                                       ============       ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                DECEMBER 31,        JUNE 30,
                                                                                   2002               2003
                                                                               ------------       ------------
CURRENT LIABILITIES:
   Short-term borrowings ................................................      $    347,000       $       --
   Current portion of long-term debt ....................................           810,325            295,541
   Indexed debt securities derivative ...................................           224,881            280,430
   Accounts payable .....................................................           621,528            558,730
   Taxes accrued ........................................................           192,570            126,395
   Interest accrued .....................................................           197,274            171,690
   Non-trading derivative liabilities ...................................            26,387             12,697
   Regulatory liabilities ...............................................           168,173            176,554
   Accumulated deferred income taxes, net ...............................           285,214            290,940
   Deferred revenues ....................................................            48,940             95,638
   Current liabilities of discontinued operations .......................             2,856               --
   Other ................................................................           286,005            235,449
                                                                               ------------       ------------
     Total current liabilities ..........................................         3,211,153          2,244,064
                                                                               ------------       ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...............................         2,445,133          2,664,677
   Unamortized investment tax credits ...................................           230,037            221,352
   Non-trading derivative liabilities ...................................               873              2,873
   Benefit obligations ..................................................           832,152            873,880
   Regulatory liabilities ...............................................           959,421            730,246
   Non-current liabilities of discontinued operations ...................             6,912               --
   Other ................................................................           698,121            739,697
                                                                               ------------       ------------
     Total other liabilities ............................................         5,172,649          5,232,725
                                                                               ------------       ------------

LONG-TERM DEBT ..........................................................         9,194,320         10,085,949
                                                                               ------------       ------------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)

 MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .........................               292            169,622
                                                                               ------------       ------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY ..............................................................           706,140            706,361
                                                                               ------------       ------------

SHAREHOLDERS' EQUITY:
   Common stock (300,101,587  shares and 304,643,167 shares outstanding
     at December 31, 2002 and June 30, 2003, respectively) ..............             3,050              3,057
   Additional paid-in capital ...........................................         3,046,043          2,869,943
   Unearned ESOP stock ..................................................           (78,049)           (17,012)
   Retained deficit .....................................................        (1,062,083)          (929,129)
   Accumulated other comprehensive loss .................................          (487,011)          (476,105)
                                                                               ------------       ------------
     Total shareholders' equity .........................................         1,421,950          1,450,754
                                                                               ------------       ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................      $ 19,706,504       $ 19,889,475
                                                                               ============       ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                   2002              2003
                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common shareholders ........................      $   267,250       $   231,655
  Add: Loss (income) from discontinued operations, net of tax ...........          (36,238)              865
  Add: Loss on disposal of discontinued operations, net of tax ..........             --              11,989
   Less: Cumulative effect of accounting change, net of minority interest
   and tax ..............................................................             --             (80,072)
                                                                               -----------       -----------
  Income from continuing operations before cumulative effect of .........          231,012           164,437
    accounting change
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization .......................................          299,481           309,544
    Fuel-related amortization ...........................................           13,407             9,725
    Deferred income taxes ...............................................           90,290           196,208
    Investment tax credits ..............................................           (9,228)           (8,685)
    Loss (gain) on AOL Time Warner investment ...........................          447,811           (64,704)
    Loss (gain) on indexed debt securities ..............................         (421,956)           55,550
    Minority interest ...................................................               (4)            4,229
    Changes in other assets and liabilities:
      Accounts receivable and accrued unbilled revenues, net ............          (90,474)           33,721
      Inventory .........................................................           61,118           (15,542)
      Taxes receivable ..................................................             --             (30,941)
      Accounts payable ..................................................          (58,927)          (62,798)
      Fuel cost over recovery ...........................................          166,176                 5
      Net non-trading derivative assets and liabilities .................           (2,117)             (430)
      Interest and taxes accrued ........................................         (124,672)          (51,692)
      Net regulatory assets and liabilities .............................         (408,926)         (355,795)
      Other current assets ..............................................           11,285            16,605
      Other current liabilities .........................................          (88,460)          (34,433)
      Other assets ......................................................          (15,396)           34,961
      Other liabilities .................................................          (53,878)           26,109
    Other, net ..........................................................           36,170            17,535
                                                                               -----------       -----------
        Net cash provided by operating activities .......................           82,712           243,609
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................................         (450,983)         (296,561)
  Decrease (increase) in restricted cash ................................            2,961            (1,437)
  Other, net ............................................................           23,105            (2,712)
                                                                               -----------       -----------
        Net cash used in investing activities ...........................         (424,917)         (300,710)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net .....................................            3,097         3,748,267
  Increase (decrease) in short-term borrowing, net ......................          891,424          (347,000)
  Payments of long-term debt ............................................         (107,337)       (3,362,255)
  Payment of common stock dividends .....................................         (222,538)          (61,043)
  Payment of common stock dividends by subsidiary .......................             --              (7,618)
  Proceeds from issuance of common stock ................................            6,803             4,504
  Debt issuance costs ...................................................             --            (185,760)
  Other, net ............................................................              176               270
                                                                               -----------       -----------
      Net cash provided by (used in) financing activities ...............          571,625          (210,635)
                                                                               -----------       -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS ............................            8,312            13,619
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................          237,732          (254,117)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................           17,608           304,281
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................      $   255,340       $    50,164
                                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ..............................................................      $   250,659       $   316,679
  Income taxes ..........................................................           78,058             4,311


             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q of CenterPoint Energy, Inc. (CenterPoint Energy), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Company has filed a Current Report on Form 8-K dated May 12, 2003 (May 12 Form 8-K). The May 12 Form 8-K gives effect to certain reclassifications that have been made to the Company's historical financial statements as presented in the Annual Report on Form 10-K of CenterPoint Energy (CenterPoint Energy Form 10-K) for the year ended December 31, 2002. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the May 12 Form 8-K, including the exhibits thereto, and the Quarterly Report on Form 10-Q of CenterPoint Energy for the quarter ended March 31, 2003 (First Quarter 10-Q).

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

    CenterPoint Energy is the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, natural gas pipelines and electric generating plants. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

    As of June 30, 2003, the Company's indirect wholly owned subsidiaries include:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in Reliant Energy's former electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

     - CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns gas distribution systems that together form one of the United States' largest natural gas distribution operations in terms of number of customers served. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines and gas gathering systems and provides various ancillary services.

     CenterPoint Energy also has an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates the Texas generating plants formerly belonging to the integrated electric utility that was a part of Reliant Energy. CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to CenterPoint Energy's shareholders on January 6, 2003. As a result of the distribution of Texas Genco common stock, CenterPoint Energy recorded an impairment charge of $396 million, which is reflected as a regulatory asset representing stranded costs in the Consolidated Balance Sheets as of June 30, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $396 million regulatory asset reflecting CenterPoint Energy's expectation of stranded cost recovery of such impairment. See Note 4(c) for a discussion of generation related regulatory assets. Additionally, in connection with the distribution, CenterPoint Energy recorded minority interest ownership in Texas Genco of $146 million in its Consolidated Balance Sheets in the first quarter of 2003.

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

     The Company is negotiating to sell a component of its Other Operations business segment that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. Accordingly, the Interim Financial Statements reflect these operations as discontinued operations.

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

     The following notes to the consolidated annual financial statements included in Exhibit 99.2 to the May 12 Form 8-K (CenterPoint Energy Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

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

(2)  DISCONTINUED OPERATIONS

     Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23.1 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, the Company sold its final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. (Edese). The Company recorded an after-tax loss of $3 million in the second quarter of 2003 related to its Latin American operations.

     Revenues related to the Company's Latin America operations included in discontinued operations for the three months ended June 30, 2002 and 2003 were $3.9 million and $0.5 million, respectively. Income from these discontinued operations for the three months ended June 30, 2002 and 2003 is reported net of income tax expense (benefit) of $(2.1) million and $1.9 million, respectively. Revenues related to the Company's Latin America operations included in discontinued operations for the six months ended June 30, 2002 and 2003 were $8.4 million and $2.2 million, respectively. Income from these discontinued operations for the six months ended June 30, 2002 and 2003 is reported net of income tax expense of $1.1 million and $1.9 million, respectively.

     CenterPoint Energy Management Services, Inc. As discussed in Note 1, the Company is negotiating to sell a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The Company recorded an after-tax loss in discontinued operations of $16.2 million ($25.0 million pre-tax) during the three months ended June 30, 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. Revenues related to CEMS included in discontinued operations for the three months ended June 30, 2002 and 2003 were $2.2 million and $2.6 million, respectively. Revenues related to CEMS included in discontinued operations for the six months ended June 30, 2002 and 2003 were $4.0 million and $4.7 million, respectively. Income from these discontinued operations for the three months ended June 30, 2002 and 2003 is reported net of income tax benefit of $0.5 million and $0.8 million, respectively. Income from these discontinued operations for the six months ended June 30, 2002 and 2003 is reported net of income tax benefit of $0.9 million and $1.7 million, respectively.

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

     Reliant Resources' revenues included in discontinued operations for the three months and six months ended June 30, 2002 were $2.3 billion and $4.1 billion, respectively, as reported in Reliant Resources' Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on May 1, 2003. Income from these discontinued operations for the three months and six months ended June 30, 2002 is reported net of income tax expense of $104 million and $146 million, respectively. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities".

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

    The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. The Company also reversed the $39.7 million it had previously recorded for the Jewett mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003:

                              BALANCE,    LIABILITIES   LIABILITIES                  CASH FLOW       BALANCE,
                          JANUARY 1, 2003   INCURRED      SETTLED      ACCRETION     REVISIONS    JUNE 30, 2003
                          ---------------   --------      -------      ---------     ---------    -------------
                                                                 (IN MILLIONS)
Nuclear decommissioning..      $186.7          --            --          $  4.5          --          $191.2
Jewett lignite mine .....         3.8          --            --             0.2          --             4.0
                          ---------------   --------      -------      ---------     ---------    -------------
                               $190.5          --            --          $  4.7          --          $195.2
                          ===============   ========      =======      =========     =========    =============


     The following represents the pro-forma effect on the Company's net income for the three months and six months ended June 30, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

                                                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                      JUNE 30, 2002      JUNE 30, 2002
                                                                                      -------------      -------------
                                                                                                (IN THOUSANDS)
Income from continuing operations before cumulative effect of
   accounting change as reported ....................................................   $    86,122      $   231,012
Pro-forma income from continuing operations before cumulative effect
   of accounting change .............................................................        86,102          230,972

Net income as reported ..............................................................       235,645          267,250
Pro-forma net income ................................................................       235,625          267,210

DILUTED EARNINGS PER SHARE:
Income from continuing operations before cumulative effect of
   accounting change as reported ....................................................   $      0.29      $      0.78
Pro-forma income from continuing operations before cumulative effect
   of accounting change .............................................................          0.29             0.78

Net income as reported ..............................................................          0.79             0.90
Pro-forma net income ................................................................          0.79             0.90

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                                               AS REPORTED              PRO-FORMA
                                                         ------------------------ -----------------------
                                                                            (IN MILLIONS)
Nuclear decommissioning................................  $        139.7           $        186.7
Jewett lignite mine....................................            39.7                      3.8
                                                         ------------------------ -----------------------
  Total................................................  $        179.4           $        190.5
                                                         ======================== =======================

    The Company's rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of June 30, 2003, these previously recognized removal costs of $644 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities. The Company's non-rate regulated businesses have also previously recognized removal costs as a component of depreciation expense. The Company reversed $115 million during the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three month or six month period ended June 30, 2002. The Company has reclassified the $26 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003.

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

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact that this statement will have on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. The Company engages in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Public Utility Commission of Texas (Texas Utility Commission) auctions or auctions mandated by an agreement with Reliant Resources. All of the Company's contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. The Company has applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believes they meet the definition of capacity contracts. Accordingly, the Company considers these contracts as normal sales contracts rather than as derivatives. The Company has evaluated its forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 will not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions, and will not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. The Company is currently assessing the impact that this statement will have on its consolidated financial statements.

(4)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.
     --------------------------------------

     Texas Genco sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. From September 2001 through July 2003, it conducted auctions as required by the Texas Utility Commission and by the Company's master separation agreement with Reliant Resources.

     The capacity auctions continue to be consummated at market-based prices that are substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law allows recovery, in a "true-up" proceeding in 2004 (2004 True-Up Proceeding), of the difference between the prices for power sold in state mandated auctions and earlier estimates of market power prices by the Texas Utility Commission. This calculation (the ECOM Calculation) calculates the difference between (1) an imputed margin that reflects the actual market power prices received in the state mandated auctions, actual fuel expense and generation, and (2) the margin included in the Texas Utility Commission's estimates of power prices, fuel expense and generation in the ECOM model developed by the Texas Utility Commission (the ECOM Margin). The difference is the ECOM True-Up amount.

     The ECOM model from which the ECOM Margin is derived provides only annual estimates of power prices, fuel expense and generation. Accordingly, the Company must form its own quarterly allocation estimates during 2002-2003 for the purpose of determining ECOM True-Up revenue.

     Beginning January 1, 2002, the Company allocated the ECOM Margin in the Company's ECOM Calculation based on annual estimated forecasts of power prices, fuel expense and generation. In the second quarter of 2003, the Company began using a cumulative methodology for allocating ECOM Margin. This methodology uses revenue amounts based on the actual state mandated auction price results and actual generation for historical periods, as well as forecasted amounts for the balance of 2003, rather than forecasted amounts for the two-year period allocated on an annual basis. Changes in estimates that affect the allocation of ECOM Margin will have an effect on the amount of ECOM True-Up revenue recorded in a specific period, but will not affect the total amount of ECOM True-Up revenue recorded during the two-year period ending December 31, 2003.

     In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the three months ended June 30, 2002 and 2003, CenterPoint Energy recorded approximately $170 million and $101 million, respectively, in non-cash revenue related to the right to subsequent cost recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the six months ended June 30, 2002 and 2003, CenterPoint Energy recorded approximately $311 million and $233 million, respectively, in non-cash revenue related to the right to subsequent cost recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Notes 3(e) and 4(a) to the CenterPoint Energy Notes, which are incorporated herein by reference.

(b)  Generation Asset Impairment Contingency.
     ---------------------------------------

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of June 30, 2003, no impairment had been indicated in its Texas generation assets. The Company anticipates that future events, such as changes in the market value of the Texas Genco stock, a change in the estimated holding period of the Texas generation assets, or a change in market demand for electricity, will require the Company to re-evaluate these assets for impairment between now and 2004. If an impairment is indicated, it could be material and may not be fully recoverable through the 2004 True-Up Proceeding.

     The Texas electric restructuring law provides for the Company to recover the regulatory book value of its Texas generating assets (as defined in the Texas electric restructuring law) to the extent the regulatory book value exceeds the estimated market value. If the Texas generating assets are sold in the future, a loss on sale of these assets, or an impairment of the recorded recoverable electric generation plant mitigation regulatory asset, will occur to the extent the recorded book value of the Texas generating assets exceeds the regulatory book value. As of June 30, 2003, the recorded book value was $491 million in excess of the regulatory book value. This amount declines as the recorded book value is depreciated and increases by the amount of capital expenditures incurred, excluding certain environmental capital expenditures allowable prior to May 1, 2003. For further discussion of the difference between the regulatory book value and the recorded book value, see Note 4(a) to the CenterPoint Energy Notes.

(c)  Regulatory Assets Contingency.
     -----------------------------

     As of June 30, 2003, in contemplation of the 2004 True-Up Proceeding, CenterPoint Houston has recorded a regulatory asset of $2.5 billion representing the estimated future recovery of previously incurred costs. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-Up Proceeding calculations. This estimated recovery amount includes:

          - $1.1 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets);
          -    $841 million of redirected depreciation; and
          - $396 million related to the Texas Genco distribution as discussed in Note 1.

     Offsetting this regulatory asset is an $880 million regulatory liability relating to an order issued by the Texas Utility Commission in 2001 to refund amounts relating to prior mitigation of anticipated stranded costs. The Texas Utility Commission ruled that those amounts should be refunded based on its conclusion that those amounts would result in an over-mitigation of stranded costs unless they were refunded. CenterPoint Houston began refunding those amounts (excess mitigation credits) with January 2002 bills and is scheduled to continue to refund those credits over a seven-year period.

     Because GAAP requires CenterPoint Houston to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation-related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

     On June 26, 2003, CenterPoint Houston filed a petition with the Texas Utility Commission seeking to cease refunding excess mitigation credits on the ground that continuation of that refund in light of current projections of stranded costs only increases the amount of stranded costs that CenterPoint Houston will seek to recover in the 2004 True-Up Proceeding. The excess mitigation credits amount to approximately $19 million per month. This proceeding is currently pending before the Texas Utility Commission.

(d)  Fuel Reconciliation Contingency.
     -------------------------------

     CenterPoint Houston and Texas Genco filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in CenterPoint Houston's last fuel reconciliation. On March 3, 2003, a settlement agreement was filed under which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million will be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004. A hearing is scheduled to begin in September 2003.

(e)  2004 True-Up Proceeding.
     -----------------------

     Under the Texas electric restructuring law, the Texas Utility Commission is required to conduct true-up proceedings for each investor-owned utility whose generation assets were "unbundled" from its transmission and distribution assets in order to quantify and reconcile the amount of stranded costs, ECOM True-Up, unreconciled fuel costs, "price to beat" clawback component (See Note 12(g)) and other regulatory assets associated with electric generation operations (true-up costs). On June 18, 2003, the Texas Utility Commission ruled that CenterPoint Houston's filing for recovery of its true-up costs will be made on March 31, 2004. CenterPoint Houston had requested, and the Texas Utility Commission had initially proposed, a filing date of January 12, 2004. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility.

     Any delay in the final order date will result in a delay in the securitization of CenterPoint Houston's stranded costs and the start of recovery of certain carrying costs through non-bypassable charges to CenterPoint Houston's customers.

     In addition, the delay in CenterPoint Houston's filing for recovery of its true-up costs means that the calculation of the market value per share of the Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more or less than the purchase price per share calculated under the option held by Reliant Resources to purchase CenterPoint Energy's 81% ownership interest in Texas Genco. Under the option, the purchase price will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

     We expect that upon completion of the 2004 True-Up Proceeding, CenterPoint Houston will seek to securitize its stranded costs, any regulatory assets not previously securitized by the October 2001 issuance of transition bonds and, to the extent permitted by the Texas Utility Commission, the balance of the other true-up components. Under the Texas electric restructuring law, CenterPoint Houston is entitled to recover any portion of the true-up balance not securitized by transition bonds through a non-bypassable competition transition charge assessed to its customers.

(f)  CenterPoint Energy Entex Rate Increase Filing.
     ---------------------------------------------

     On June 13, 2003, CenterPoint Energy Entex (Entex) filed a rate increase request with the City of Houston which, if approved, would yield approximately $17 million in additional annual revenue. The Company is seeking a return on common equity of 11.25% and an overall return of 8.87% on its rate base. The filing does not affect the rates under special contracts with certain industrial customers. The city has suspended the rate request until October 16, 2003. Upon resolution of its rate filing with the City of Houston, Entex will seek to implement new rates in adjacent cities and their surrounding areas. The Company expects that new rates will become effective in these jurisdictions in the fourth quarter of 2003 and first quarter of 2004.

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

     Cash Flow Hedges. During the six months ended June 30, 2003, no hedge ineffectiveness was recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2003, there was no effect on earnings as a result of the discontinuance of cash flow hedges. As of June 30, 2003, the Company expects $9.3 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     Interest Rate Swaps. As of June 30, 2003, the Company had outstanding interest rate swaps with an aggregate notional amount of $750 million to fix the interest rate applicable to floating rate long-term debt. These swaps do not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income.

     During 2002, the Company settled its forward-starting interest rate swaps having a notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income, and reclassified $36 million to interest expense in 2002. The remaining $120 million in other comprehensive income is being amortized into interest expense in the same period during which the interest payments are made for the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive income for the three months ended June 30, 2003, was $3.1 million and is expected to amount to $11.9 million in 2003.

     Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 (see Note 9), contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest component was not material at issuance or at June 30, 2003.

(6)  GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2002 and June 30, 2003 by reportable business segment is as follows (in millions):

            Natural Gas Distribution....      $1,085
            Pipelines and Gathering.....         601
            Other Operations ...........          55
                                              ------
              Total ....................      $1,741
                                              ======

     The components of the Company's other intangible assets consist of the following:

                                                           DECEMBER 31, 2002                 JUNE 30, 2003
                                                     ------------------------------- -------------------------------
                                                        CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Land use rights....................................    $        61     $      (12)     $        61     $      (13)
Other..............................................             19             (2)              21             (3)
                                                     --------------- --------------- --------------- ---------------
    Total..........................................    $        80     $      (14)     $        82     $      (16)
                                                     =============== =============== =============== ===============

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended June 30, 2002 and 2003 was $0.4 million and $0.6 million, respectively. Amortization expense for other intangibles for the six months ended June 30, 2002 and 2003 was $0.9 million and $1.1 million, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows (in millions):

       2003........................................     $     1.1
       2004........................................           2.4
       2005........................................           2.6
       2006........................................           2.8
       2007........................................           3.0
       2008........................................           3.3
                                                      --------------
         Total.....................................     $    15.2
                                                      ==============

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ------------------------------- ------------------------------
                                                            2002            2003            2002           2003
                                                       --------------- --------------- ------------------------------
                                                                               (IN MILLIONS)
Net income attributable to common shareholders.......    $       236     $        63     $       267    $       232
Other comprehensive income:
  Net deferred gain (loss) from cash flow hedges.....            (60)              9             (12)             7
  Reclassification of deferred loss (gain) from cash
    flow hedges realized in net income...............             (1)              2               2              3
  Other comprehensive income from discontinued
    operations.......................................            107              --             232              1
                                                       --------------- --------------- ------------------------------
Other comprehensive income...........................             46              11             222             11
                                                       --------------- --------------- ------------------------------
Comprehensive income ................................    $       282     $        74     $       489    $       243
                                                       =============== =============== ==============================

(8)  CAPITAL STOCK

     CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2002, 305,017,330 shares of CenterPoint Energy common stock were issued and 300,101,587 shares of CenterPoint Energy common stock were outstanding. At June 30, 2003, 305,715,039 shares of CenterPoint Energy common stock were issued and 304,643,167 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (4,915,577 and 1,071,706 at December 31, 2002 and June 30, 2003, respectively) and (b) treasury shares (166 at both December 31, 2002 and June 30, 2003). Reliant Energy declared a dividend of $0.375 per share in each of the first and second quarters of 2002 and CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of 2003 and $0.20 per share in the second quarter of 2003, which includes the third quarter dividend declared on June 18, 2003 payable on September 10, 2003.

(9)  SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Short-term Borrowings.
    ----------------------

     Credit Facilities. As of June 30, 2003, CERC Corp. had a revolving credit facility that provided for an aggregate of $200 million in committed credit. As of June 30, 2003, this revolving credit facility was not utilized. This revolving credit facility terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid. The revolving credit facility contains various business and financial covenants. CERC Corp. is currently in compliance with the covenants under the credit agreement.

     On February 28, 2003, the Company's $3.85 billion bank facility was amended and extended to June 2005 as discussed below in Note 9 (b). Loans under this facility are recorded as long-term debt in the Consolidated Balance Sheets at both December 31, 2002 and June 30, 2003.

(b) Long-term Debt.
    ---------------

     On February 28, 2003, the Company reached agreement with a syndicate of banks on a second amendment to its bank facility (Second Amendment). Under the Second Amendment, the maturity date of the bank facility was extended from October 2003 to June 30, 2005, and the $1.2 billion in mandatory prepayments that would have been required in 2003 were eliminated. At the time of the Second Amendment, the facility consisted of a $2.35 billion term loan and a $1.5 billion revolver. Repayments of the term loan of $50 million in March 2003 and $954 million in May 2003 (collectively, the Term Loan Reduction) reduced the term loan to $1.35 billion as of June 30, 2003. At June 30, 2003, $1.0 billion was borrowed under the $1.5 billion revolver. Borrowings bear interest based on LIBOR rates under a pricing grid tied to the Company's credit rating. The drawn cost for the facility at the Company's current ratings is LIBOR plus 450 basis points. The Company has agreed to pay the banks an extension fee of 75 basis points on the aggregate amount of unused commitments and loans under the bank facility on October 9, 2003. In connection with the Second Amendment, the Company paid $41 million in fees that were due on February 28, 2003, along with $20 million in fees that were to become due on June 30, 2003.

     On May 28, 2003, the Company granted the banks a security interest in its 81% stock ownership of Texas Genco. Granting the security interest in the stock of Texas Genco eliminated a 25 basis point increase in the borrowing costs under the bank facility that would have been effective after May 28, 2003. The security interest is to be released at the time of the sale of Texas Genco. Proceeds from such sale are required to be used to reduce the bank facility.

     In the Second Amendment, the Company agreed, subject to regulatory approval, to grant to the banks warrants to purchase up to 10%, on a fully diluted basis, of its common stock at a price equal to the greater of $6.56 per share or 110% of the closing price on the New York Stock Exchange on the date of issuance of the warrants. The Second Amendment provided for extinguishment of the warrants if the Company reduced the term loans by specified amounts in 2003. The reduction of the term loan to $1.35 billion discussed above extinguished the obligation to provide the warrants.

     In the Second Amendment, the Company agreed that the quarterly common stock dividend declared and paid will not exceed $0.10 per share per quarter. During the second quarter of 2003, the Company eliminated an additional common stock dividend limitation contained in the Second Amendment by repaying at least $400 million of term loans, with at least $200 million of such repayment made with the proceeds of the issuance of equity-linked securities.

     The Second Amendment provides that net proceeds from capital stock or indebtedness issued or incurred by the Company and its subsidiaries must be applied (subject to a $200 million basket for CERC and another $250 million basket for borrowings by the Company, certain permitted refinancings of existing debt and other limited exceptions) to repay bank loans and permanently reduce the bank facility. Outstanding borrowings under the $200 million CERC credit facility (see Note 9(a)) would count against the $200 million basket for CERC. As of June 30, 2003, this facility was not utilized. The capacity represented by the second basket of $250 million was utilized in connection with the March 18, 2003 debt financing at CenterPoint Houston described below. Similarly, net cash proceeds from the sale of assets of more than $30 million or, if less, a group of sales aggregating more than $100 million, must be applied to repay bank loans and reduce the bank facility, except that proceeds of up to $120 million can be reinvested in the Company's businesses.

     On March 18, 2003, CenterPoint Houston issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to redeem approximately $312.3 million aggregate principal amount of CenterPoint Houston's first mortgage bonds and to repay $429 million of intercompany notes payable to CenterPoint Energy by CenterPoint Houston. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003, to repay borrowings under its $3.85 billion credit facility and for $50 million of the Term Loan Reduction.

     On March 25 and April 14, 2003, CERC issued $650 million aggregate principal amount and $112 million aggregate principal amount, respectively, of 7.875% senior unsecured notes due in 2013. A portion of the proceeds were used to refinance $360 million aggregate principal amount of CERC's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay approximately $340 million of bank borrowings under CERC's $350 million revolving credit facility prior to its expiration on March 31, 2003. The remaining $140 million aggregate principal amount of TERM Notes are due in November 2003 and are expected to be refinanced or remarketed at such time.

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

     On May 19, 2003, CenterPoint Energy issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after May 15, 2008, in the event that the average trading price of a note for the applicable five trading day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. Contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five trading day period. Proceeds from the issuance of the convertible senior notes were used for the Term Loan Reduction and to repay revolver borrowings under the Company's bank facility in the amount of $557 million and $0.75 million, respectively.

      On May 23, 2003, CenterPoint Houston issued $200 million aggregate principal amount of 20-year general mortgage bonds with an interest rate of 5.6%. Proceeds were used to redeem, on July 1, 2003, $200 million aggregate principal amount of CenterPoint Houston's 7.5% first mortgage bonds due 2023 at 103.51% of their principal amount. Funds for the redemption were deposited in trust on May 23, 2003, and the first mortgage bonds were legally extinguished.

     On May 27, 2003, CenterPoint Energy issued $400 million aggregate principal amount of senior notes composed of $200 million principal amount of 5-year notes with an interest rate of 5.875% and $200 million principal amount of 12-year notes with an interest rate of 6.85%. Proceeds in the amount of $397 million were used for the Term Loan Reduction.

     In July 2003, CenterPoint Energy remarketed two series of insurance-backed pollution control bonds aggregating $150.9 million, reducing the interest rate from 5.8% to 4%. Of the total amount of bonds remarketed, $92.0 million mature on August 1, 2015 and $58.9 million mature on October 15, 2015.

(c)  Receivables Facility.
     --------------------

     In connection with CERC's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by CERC. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. Effective June 25, 2003, CERC elected to reduce the purchase limit under the receivables facility from $150 million to $100 million. As of December 31, 2002 and June 30, 2003, CERC had utilized $107 million and $73 million of its receivables facility, respectively.

     The bankruptcy remote subsidiary purchases receivables with cash and subordinated notes. In July 2003, the subordinated notes owned by CERC were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by CERC.

(10) TRUST PREFERRED SECURITIES

(a)  CenterPoint Energy.
     ------------------

     Statutory business trusts created by CenterPoint Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                                    AGGREGATE
                                   LIQUIDATION
                                  AMOUNTS AS OF
                                   DECEMBER 31,                     MANDATORY
                                  2002 AND JUNE    DISTRIBUTION     REDEMPTION
                                     30, 2003         RATE/           DATE/
                TRUST             (IN MILLIONS)   INTEREST RATE    MATURITY DATE    JUNIOR SUBORDINATED DEBENTURES
     -------------------------    -------------   -------------   ---------------   -------------------------------
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

(b)  CERC Corp.
     ---------

    A statutory business trust created by CERC Corp. has issued convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and June 30, 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026.

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

(11) STOCK-BASED INCENTIVE COMPENSATION PLANS

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure-- an Amendment of SFAS No. 123," the Company applies the guidance contained in Accounting Principles Board Opinion No. 25 and discloses the required pro forma effect on net income of the fair value based method of accounting for stock compensation.

    Pro forma information for the three months and six months ended June 30, 2002 and 2003 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------          -------------------------
                                                     2002              2003             2002              2003
                                                   -------           -------           -------           -------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income:
  As reported ...........................          $   236           $    63           $   267           $   232
  Total stock-based employee compensation
    determined under the fair value based
    method ..............................               (2)               (2)               (4)               (6)

                                                   -------           -------           -------           -------
  Pro forma .............................          $   234           $    61           $   263           $   226
                                                   =======           =======           =======           =======

Basic Earnings Per Share:
  As reported ...........................          $  0.79           $  0.21           $  0.90           $  0.77
  Pro forma .............................          $  0.78           $  0.20           $  0.89           $  0.75

Diluted Earnings Per Share:
  As reported ...........................          $  0.79           $  0.21           $  0.90           $  0.76
  Pro forma .............................          $  0.78           $  0.20           $  0.88           $  0.74

(12) COMMITMENTS AND CONTINGENCIES

(a)  Legal Matters.
     -------------

    The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, the Company and its subsidiaries are entitled to be indemnified by Reliant Resources for any losses, including attorneys' fees and other costs, arising out of the lawsuits described under "California Electricity and Gas Market Cases," "Western States Class Action," "Long-Term Contract Class Action," "Washington and Oregon Class Actions," "Bustamante Price Reporting Class Action," "Gas Trading Cases," "Trading and Marketing Activities" and "Other Class Action Lawsuits." Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     California Electricity and Gas Market Cases. Reliant Energy, Reliant Resources, Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as three former officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. While the plaintiffs allege various violations by the defendants of antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. The first six of these suits originally were filed in state courts in San Diego, San Francisco and Los Angeles Counties. The suits in San Diego and Los Angeles Counties were consolidated and removed to the federal district court in San Diego, but on December 13, 2002, that court remanded the suits to the state courts. Prior to the remand, Reliant Energy was voluntarily dismissed from two of the suits. Several parties, including the Reliant defendants, have appealed the judge's remand decision. The United States court of appeals stayed the remand order pending the appeal.

     In March and April 2002, the California Attorney General filed three complaints, two in state court in San Francisco and one in the federal district court in San Francisco, against Reliant Energy, Reliant Resources, Reliant Energy Services (a wholesale energy marketing subsidiary of Reliant Resources) and other subsidiaries of Reliant Resources alleging, among other matters, violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California independent systems operator, charging unjust and unreasonable prices for electricity, in violation of antitrust laws in connection with the acquisition in 1998 of electric generating facilities located in California. The complaints variously seek restitution and disgorgement of alleged unlawful profits for sales of electricity, civil penalties and fines, injunctive relief against unfair competition, divestment of Reliant Resources' generation capacity and undefined equitable relief. Reliant Resources removed the two state court cases to the federal district court in San Francisco. In August 2002, the district court dismissed the two cases originally filed in state court and also dismissed the damages claims asserted in the antitrust case. The Attorney General has appealed the dismissal of these cases to the court of appeals.

     Following the filing of the Attorney General cases, seven additional class action cases were filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the other California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed and consolidated in federal district court in San Diego. The defendants have filed a motion to dismiss on grounds that the claims are barred by federal preemption of regulation of wholesale rates by the Federal Energy Regulatory Commission and the filed rate doctrine.

     In July 2003, the City of Los Angeles Attorney filed suit against the Company, Reliant Energy, Reliant Resources, Reliant Energy Services and one of Reliant Resources' employees in federal court in Los Angeles. The lawsuit alleges that the defendants conspired to manipulate the price for natural gas in breach of Reliant Energy Services' contract to supply the Los Angeles Department of Water and Power (LADWP) with natural gas in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by LADWP of an estimated $218 million, interest, costs of suit and attorneys' fees. The Company has not yet been served with the complaint.

     Western States Class Action. In May 2003, a class action lawsuit was filed against Reliant Resources, Reliant Energy and various market participants in state court in San Diego County, California. The plaintiffs allege that Reliant Resources and Reliant Energy engaged in unfair, unlawful and fraudulent business practices and violations of the California antitrust laws by manipulating energy markets in California and the West. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble damages, restitution, costs of suit and attorney's fees. In May 2003, the case was removed to federal court in San Diego. The plaintiffs have moved to remand the case back to state court and the Reliant defendants have filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to San Francisco where certain of the cases described under "California Electricity and

Gas Market Cases" described above are already pending and the judge is not a putative class member. Neither the remand motion nor the motion to transfer has been heard.

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

    Washington and Oregon Class Actions. In December 2002, a lawsuit was filed in Circuit Court of the State of Oregon for the County of Multnomah on behalf of a class of all Oregon purchasers of electricity and natural gas. Reliant Energy, Reliant Resources and several Reliant Resources subsidiaries were named as defendants, along with many other electricity generators and marketers. Like the lawsuits filed in California, the plaintiffs claimed the defendants manipulated wholesale power prices in violation of state and federal law. The plaintiffs sought injunctive relief and payment of damages based on alleged overcharges for electricity. Also in December 2002, a nearly identical lawsuit on behalf of consumers in the State of Washington was filed in federal district court in Seattle. Reliant Resources removed the Oregon suit to federal district court in Portland. The plaintiffs in both cases voluntarily dismissed their lawsuits.

     Bustamante Price Reporting Class Action. In November 2002, California Lieutenant Governor Cruz Bustamante filed a lawsuit in state court in Los Angeles on behalf of a class of purchasers of gas and power alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy to report and publish false and fraudulent natural gas prices with an intent to affect the market prices of natural gas and electricity in California. Reliant Energy, Reliant Resources and several Reliant Resources subsidiaries were named as defendants, along with various market participants and publishers of some of the price indices. The complaint sought injunctive relief, compensatory and punitive damages, restitution of alleged overpayment, disgorgement of all profits and funds acquired by the alleged unlawful conduct, costs of suit and attorneys' fees. In June 2003, the plaintiffs dismissed their claims against Reliant Energy.

     Gas Trading Cases. The Company, Reliant Resources and Reliant Energy have been named as defendants in two lawsuits filed on behalf of a class of purchasers of natural gas alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy with Enron Corp. to manipulate the California natural gas markets in 2000 and 2001. One lawsuit was filed in April 2003 in state court in Los Angeles County, California, and the other was filed in May 2003 in state court in San Diego County, California. The complaints are based on certain conclusions in a report by the staff of the Federal Energy Regulatory Commission that has not been subject to procedures designed to allow parties to either discover or test the basis for the conclusions. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, restitution, costs of suit and attorneys' fees. The complaint alleges that there were "well over one billion dollars in excess charges to California consumers during the 2000 through 2001 time period." The plaintiffs are seeking a trebling of any damages award. Reliant Resources removed both cases to federal court and the plaintiffs in both cases have moved to remand the cases back to state court. The plaintiffs in the San Diego case have also filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to federal court in Nevada. The defendants have filed their own motion with the Panel to transfer the case to the Southern District of New York. Neither the remand nor the transfer motions have been heard. While Reliant Resources has not yet filed an answer, the Company understands that Reliant Resources intends to deny both the alleged violation of any laws and the participation in a conspiracy with Enron. Neither the Company nor Reliant Energy was a party in the proceedings in which the report was submitted. Only former subsidiaries of the predecessor to the Company engaged in gas trading activities in California; however, neither the Company nor any of its current subsidiaries has ever engaged in gas trading in California.

    Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

     In June 2002, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with its investigation of Reliant Resources' and Reliant Energy's financial reporting, internal controls and related matters. The investigation was focused on Reliant Resources' same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price and certain structured transactions. These matters were previously the subject of an informal inquiry by the SEC. On May 12, 2003, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with this investigation. Reliant Energy, through its successor and our subsidiary, CenterPoint Houston, has entered into a settlement with the SEC that concludes this investigation. Under the settlement, Reliant Resources and Reliant Energy consented to the entry of an administrative cease-and-desist order with respect to future violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, without admitting or denying the SEC's findings that violations of these laws had occurred. The SEC did not assess monetary penalties or fines against Reliant Energy, us or any of our subsidiaries.

     In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

     Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its former and current executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the Reliant Resources Offering. One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of three classes: (1) purchasers of Reliant Energy common stock from February 3, 2000 to May 13, 2002; (2) purchasers of Reliant Resources common stock on the open market from May 1, 2001 to May 13, 2002; and (3) purchasers of Reliant Resources common stock in the Reliant Resources Offering or purchasers of shares that are traceable to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001.

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

     In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of the Company. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

     The Company's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a Company shareholder. The latter letter demanded that the Company take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the Board determined that these proposed actions would not be in the best interests of the Company.

     The Company believes that none of these lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to any of the plaintiffs.

     Texas Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, Reliant Resources, Reliant Electric Solutions, LLC, several other Reliant Resources subsidiaries and several other participants in the Electric Reliability Council of Texas, Inc. (ERCOT) power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The Company has not yet been served with the complaint.

     Reliant Energy Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. A jury trial of the original claimant cities (but not the class of cities) in the 269th Judicial District Court for Harris County, Texas, ended in April 2000 (the Three Cities case). Although the jury found for Reliant Energy on many issues, it found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the Three Cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

     On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities have filed a petition for review at the Texas Supreme Court, where the matter remains pending.

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

     Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a suit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs, and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming.

     In addition, CERC Corp., and certain of its subsidiaries, are defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The action is currently pending in state court in Stevens County, Kansas.

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

    Gas Cost Recovery Suits. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utility Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed against CERC in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential or business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by CERC. The plaintiffs in both cases seek restitution for the alleged overcharges, exemplary damages and penalties. In both cases, the Company denies that it has overcharged any of its customers for natural gas and believes that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities.

     Supplier Suits. Texas Genco is currently engaged in a dispute with its fuel supplier at its Limestone electric generation facility over the terms and pricing for fuel supplied to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. Texas Genco has filed suit for a declaratory judgment and damages against the supplier, Northwestern Resources Co. (NWR), in Harris County, Texas, and NWR has filed an amended petition seeking a declaratory judgment in an action previously filed against Reliant Energy in Limestone County, Texas. NWR claims Texas Genco has breached its obligations by modifying its generation facility to burn coal from the Powder River Basin and by purchasing coal from the Powder River Basin without first giving NWR a right of first refusal to supply lignite at a price that is equal to or less than the coal from the Powder River Basin. NWR also contends that Texas Genco is not entitled to certain production royalties. In its suit, Texas Genco seeks rulings that it has not breached its obligations regarding the modification of its facilities and the burning of Powder River Basin coal but that, instead, NWR has breached its obligations by failing to pay production royalties and in other respects.

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

(b)  Environmental Matters.
     ---------------------

    Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through June 30, 2003, the Company has invested $610 million for NOx emission control, and plans to make expenditures of up to approximately $181 million for the remainder of 2003 through 2007. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities and the final amount for recovery will be determined in the 2004 True-Up Proceeding.

     Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among numerous defendants in class action suits in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

     Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. The Company is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

     Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, remediation has been completed on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC's Minnesota service territory, two of which CERC believes were neither owned nor operated by CERC, and for which CERC believes it has no liability.

     At June 30, 2003, CERC had accrued $19 million for remediation of the Minnesota sites. At June 30, 2003, the estimated range of possible remediation costs was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12.4 million at June 30, 2003 to be used for future environmental remediation.

     CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. CERC has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. Based on current information, the Company has not been able to quantify a range of environmental expenditures for such sites.

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

(c)  Department of Transportation.
     ----------------------------

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

(d)  Other Proceedings.
     -----------------

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

(e)  Nuclear Insurance.
     -----------------

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

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of June 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(f)  Nuclear Decommissioning.
     -----------------------

     Texas Genco contributed $2.9 million in 2002 to trusts established to fund its share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2003. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $174 million as of June 30, 2003, of which approximately 40% were fixed-rate debt securities and the remaining 60% were equity securities. For a discussion of the accounting treatment for the securities held in the nuclear decommissioning trust, see Note 3(k) to the CenterPoint Energy Notes, which note is incorporated herein by reference. In July 1999, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. CenterPoint Energy is contractually obligated to indemnify Texas Genco from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston. For information regarding the effect of the business separation plan on funding of the nuclear decommissioning trust fund, see Note 4(b) to the CenterPoint Energy Notes, which note is incorporated herein by reference.

(g) "Price to Beat" Clawback Component.
    ----------------------------------

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

(13) EARNINGS PER SHARE

     The following table presents the Company's basic and diluted earnings per share (EPS) calculation:

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                          ------------------------------- -------------------------------
                                                               2002            2003            2002            2003
                                                          --------------- --------------- --------------- ---------------
                                                                          (IN MILLIONS, EXCEPT SHARE AND
                                                                                PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before cumulative
    effect of accounting change........................... $         86    $         83    $        231    $        165
  Discontinued Operations:
    Income from Reliant Resources, net of tax.............          148              --              34              --
    Income (loss) from Other Operations, net of tax.......            2              (1)              2              (1)
    Loss on disposal of Other Operations, net of tax .....           --             (19)             --             (12)
  Cumulative effect of accounting change, net of minority
    interest and tax......................................           --              --              --              80
                                                          --------------- --------------- --------------- ---------------
  Net income attributable to common shareholders.......... $        236    $         63    $        267    $        232
                                                          =============== =============== =============== ===============

Weighted average shares outstanding.......................  297,696,000     304,046,000     296,963,000     302,373,000
                                                          =============== =============== =============== ===============

Basic EPS:
  Income from continuing operations before cumulative
    effect of accounting change........................... $       0.29    $       0.27    $       0.78    $       0.54
  Discontinued Operations:
    Income from Reliant Resources, net of tax.............         0.49              --            0.11              --
    Income (loss) from Other Operations, net of tax.......         0.01              --            0.01              --
    Loss on disposal of Other Operations, net of tax......           --           (0.06)             --           (0.04)
  Cumulative effect of accounting change, net of minority
      interest and tax....................................           --              --              --            0.27
                                                          --------------- --------------- --------------- ---------------
  Net income attributable to common shareholders.......... $       0.79    $       0.21    $       0.90    $       0.77
                                                          =============== =============== =============== ===============

Diluted EPS Calculation:
  Net income attributable to common shareholders.......... $        236    $         63    $        267    $        232
  Plus: Income impact of assumed conversions:
    Interest on 61/4% convertible trust preferred
    securities............................................           --              --              --              --
                                                          --------------- --------------- --------------- ---------------
  Total earnings effect assuming dilution................. $        236    $         63    $        267    $        232
                                                          =============== =============== =============== ===============

Weighted average shares outstanding.......................  297,696,000     304,046,000     296,963,000     302,373,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options.........................................       10,000         909,000         206,000         627,000
    Restricted stock......................................      752,000       1,131,000         752,000       1,131,000
    61/4% convertible trust preferred securities..........       13,000          18,000          13,000          18,000
                                                          --------------- --------------- --------------- ---------------
  Weighted average shares assuming dilution...............  298,471,000     306,104,000     297,934,000     304,149,000
                                                          =============== =============== =============== ===============

Diluted EPS:
  Income from continuing operations before cumulative
    effect of accounting change........................... $       0.29    $       0.27    $       0.78    $       0.54
  Discontinued Operations:
    Income from Reliant Resources, net of tax.............         0.49              --            0.11              --
    Income (loss) from Other Operations, net of tax.....           0.01              --            0.01              --
    Loss on disposal of Other Operations, net of tax .....           --           (0.06)             --           (0.04)
  Cumulative effect of accounting change, net of minority
    interest and tax......................................           --              --              --            0.26
                                                          --------------- --------------- --------------- ---------------
  Net income attributable to common shareholders.......... $       0.79    $       0.21    $       0.90    $       0.76
                                                          =============== =============== =============== ===============


(1) For the three months ended June 30, 2002 and 2003, the computation of diluted EPS excludes 5,693,413 and 10,205,812 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $22.19 to $50.00 per share and $12.13 to $32.26 per share for the second quarter 2002 and 2003, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

     For the six months ended June 30, 2002 and 2003, the computation of diluted EPS excludes 5,597,490 and 10,244,822 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $22.44 to $50.00 per share and $7.56 to $32.26 per share for the first six months of 2002 and 2003, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(14) REPORTABLE BUSINESS SEGMENTS

     The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable business segments: Electric Transmission & Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering and Other Operations. Reportable business segments presented herein do not include Wholesale Energy, European Energy, Retail Energy and related corporate costs as these business segments operated within Reliant Resources, which is presented as discontinued operations within these consolidated financial statements. Additionally, the Company's Latin America operations and its energy management services business, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these consolidated financial statements. Reportable business segments for all prior periods presented have been restated to conform to the 2003 presentation.

     In the second quarter of 2003, the Company began to evaluate business segment performance on an operating income basis. Operating income is shown because it is the measure that the chief operating decision maker uses to evaluate performance and allocate resources. Additionally, it is a widely accepted measure of financial performance prepared in accordance with GAAP. Prior to the second quarter of 2003, the Company evaluated performance on an earnings before interest expense, minority interest and income taxes (EBIT) basis. Historically, the difference between EBIT reported on a segment basis and operating income on a segment basis has not been material.

     Financial data for the Company's reportable business segments are as follows:

                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                -------------------------------------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                                ----------------- --------------- ---------------
                                                                 (IN MILLIONS)
Electric Transmission & Distribution (1)........  $      528 (2)    $       --      $      275
Electric Generation.............................         417 (3)            (4)            (29)
Natural Gas Distribution........................         780                17              11
Pipelines and Gathering.........................          72                30              39
Other Operations................................           1                 6              (7)
Eliminations....................................          --               (49)             --
                                                ----------------- --------------- ---------------
Consolidated....................................  $    1,798        $       --      $      289
                                                ================= =============== ===============



                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                -------------------------------------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                                ----------------- --------------- ---------------
                                                                 (IN MILLIONS)
Electric Transmission & Distribution............  $      482 (2)    $       --      $      235
Electric Generation.............................         578 (3)            --              50
Natural Gas Distribution........................         954                17              21
Pipelines and Gathering.........................          73                49              42
Other Operations................................           4                 5              (2)
Eliminations....................................          --               (71)             --
                                                ----------------- --------------- ---------------
Consolidated....................................  $    2,091        $       --      $      346
                                                ================= =============== ===============



                                                                                                        AS OF
                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2002       DECEMBER 31, 2002
                                                ------------------------------------------------ -------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)     TOTAL ASSETS
                                                ----------------- --------------- -------------- -------------------
                                                                           (IN MILLIONS)
Electric Transmission & Distribution (1)........  $    1,096 (4)    $       --      $      528     $       9,098
Electric Generation.............................         683 (5)            56             (81)            4,416
Natural Gas Distribution........................       1,960                17             118             4,051
Pipelines and Gathering.........................         134                60              76             2,481
Other Operations................................           3                11              --             1,345
Discontinued Operations.........................          --                --              --                63
Eliminations....................................          --              (144)             --            (1,747)
                                                ----------------- --------------- --------------  ------------------
Consolidated....................................  $    3,876        $       --      $      641     $      19,707
                                                ================= =============== ==============  ==================



                                                                                                       AS OF
                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2003        JUNE 30, 2003
                                                ----------------- --------------- -------------- -------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)     TOTAL ASSETS
                                                ----------------- --------------- ----------------------------------
                                                                           (IN MILLIONS)
Electric Transmission & Distribution ...........  $      929 (4)    $       --      $      440     $       9,609
Electric Generation.............................         937 (5)            --              33             4,694
Natural Gas Distribution........................       2,982                33             151             4,169
Pipelines and Gathering.........................         134                97              85             2,458
Other Operations................................           9                 9              (2)            1,149
Discontinued Operations.........................          --                --              --                28
Eliminations....................................          --              (139)             --            (2,218)
                                                ----------------- --------------- --------------  ------------------
Consolidated....................................  $    4,991        $       --      $      707     $      19,889
                                                ================= =============== ==============  ==================



(1) Retail customers remained regulated customers of Reliant Energy HL&P, then an unincorporated division of Reliant Energy, through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission & Distribution business segment.

(2) Sales to subsidiaries of Reliant Resources for the three months ended June 30, 2002 and 2003 represented approximately $246 million and $225 million, respectively, of CenterPoint Houston's transmission and distribution revenues since deregulation began in 2002.

(3) Sales to subsidiaries of Reliant Resources for the three months ended June 30, 2002 and 2003 represented approximately 76% and 72%, respectively, of Texas Genco's total revenues. Sales to a major customer for the three months ended June 30, 2002 and 2003 represented approximately 11% and 10%, respectively, of Texas Genco's total revenues.

(4) Sales to subsidiaries of Reliant Resources for the six months ended June 30, 2002 and 2003 represented approximately $363 million and $437 million, respectively, of CenterPoint Houston's transmission and distribution revenues since deregulation began in 2002.

(5) Sales to subsidiaries of Reliant Resources for the six months ended June 30, 2002 and 2003 represented approximately 66% and 70%, respectively, of Texas Genco's total revenues. Sales to a major customer for each of the six months ended June 30, 2002 and 2003 represented approximately 10% of Texas Genco's total revenues.

Reconciliation of Operating Income to Net Income Attributable to Common
Shareholders:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                         ------------------------------- ------------------------------
                                                              2002            2003            2002           2003
                                                         --------------- --------------- --------------- ---------------
                                                                                 (IN MILLIONS)
Operating income.....................................      $      289      $      346      $      641     $      707
Gain (loss) on AOL Time Warner investment............            (230)            113            (448)            65
Gain (loss) on indexed debt securities...............             219             (98)            422            (56)
Interest expense.....................................            (140)           (215)           (257)          (439)
Distribution on trust preferred securities...........             (14)            (14)            (28)           (28)
Other income, net....................................               8               1              15              5
Income tax expense...................................             (46)            (44)           (114)           (85)
Minority interest....................................              --              (6)             --             (4)
                                                         --------------- --------------- --------------- ---------------
Income from continuing operations before cumulative
  effect of accounting change........................              86              83             231            165
Discontinued Operations:
  Income from Reliant Resources, net of tax..........             148              --              34             --
  Income (loss) from Other Operations, net of tax....               2              (1)              2             (1)
  Loss on disposal of Other Operations, net of tax...              --             (19)             --            (12)
Cumulative effect of accounting change, net of
  minority interest and tax..........................              --              --              --             80
                                                         --------------- --------------- --------------- ---------------
Net income attributable to common shareholders.......      $      236      $       63      $      267     $      232
                                                         =============== =============== =============== ===============


(15) SUBSEQUENT EVENT

     On July 15, 2003, a steam line ruptured at Texas Genco's W.A. Parish coal facility damaging one of the facility's units and temporarily taking another unit offline. Texas Genco anticipates that the unit will be out of service through September 2003. A thorough root cause analysis process is underway and a detailed repair plan is being implemented. An estimated cost for damage repair is being developed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this report.

                                    OVERVIEW

     We are a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) in compliance with requirements of the Texas electric restructuring law. We are the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. Our operating subsidiaries own and operate electric generation plants, electric transmission and distribution facilities, natural gas distribution facilities and natural gas pipelines. We are a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). For information about the 1935 Act, see "Liquidity and Capital Resources -- Future Sources and Uses of Cash Flows -- Capitalization." Our indirect wholly owned subsidiaries include:

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

     -    Electric Generation (Texas Genco);

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

     We are negotiating to sell a component of our Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. We recorded an after-tax loss in discontinued operations of $16.2 million ($25.0 million pre-tax) during the three months ended June 30, 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

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

RECENT DEVELOPMENTS

     On July 15, 2003, a steam line ruptured at Texas Genco's W.A. Parish coal facility damaging one of the facility's units and temporarily taking another unit offline. Texas Genco anticipates that the unit will be out of service through September 2003. A thorough root cause analysis process is underway and a detailed repair plan is being implemented. An estimated cost for damage repair is being developed.

     During a routine refueling and maintenance outage in early April 2003, engineers found a small quantity of residue from reactor cooling water in the South Texas Project Electric Generating Station (South Texas Project) Unit 1 reactor containment building. Upon discovery of the residue, South Texas Project officials immediately reported their findings to the Nuclear Regulatory Commission (NRC). The South Texas Project staff completed repairs on South Texas Project Unit 1 and the unit was returned to operation on August 9, 2003 following NRC approval.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------- ------------------------------
                                                            2002            2003            2002           2003
                                                       --------------- --------------- ------------------------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.............................................    $     1,798     $     2,091     $     3,876    $     4,991
Operating Expenses...................................          1,509           1,745           3,235          4,284
                                                       --------------- --------------- ------------------------------
Operating Income.....................................            289             346             641            707
Gain (Loss) on AOL Time Warner Investment............           (230)            113            (448)            65
Gain (Loss) on Indexed Debt Securities...............            219             (98)            422            (56)
Interest Expense.....................................           (140)           (215)           (257)          (439)
Distribution on Trust Preferred Securities...........            (14)            (14)            (28)           (28)
Other, net...........................................              8               1              15              5
Income Tax Expense...................................            (46)            (44)           (114)           (85)
Minority Interest....................................             --              (6)             --             (4)
                                                       --------------- --------------- ------------------------------
Income From Continuing Operations Before Cumulative               86              83             231            165
  Effect of Accounting Change........................
Discontinued Operations:
  Income From Reliant Resources, net of tax..........            148              --              34             --
  Income (Loss) From Other Operations, net of tax....              2              (1)              2             (1)
   Loss on Disposal of Other Operations, net of tax..             --             (19)             --            (12)
Cumulative Effect of Accounting Change, net of
   minority interest and tax.........................             --              --              --             80
                                                       --------------- --------------- ------------------------------
Net Income Attributable to Common Shareholders.......    $       236     $        63     $       267    $       232
                                                       =============== =============== ==============================

BASIC EARNINGS PER SHARE:
  Income From Continuing Operations Before
     Cumulative Effect of Accounting Change..........
     Income From Continuing Operations Before Cum....    $      0.29     $      0.27     $      0.78    $      0.54
   Discontinued Operations:
    Income From Reliant Resources, net of tax........           0.49             --             0.11            --
    Income (Loss) From Other Operations, net of tax..           0.01             --             0.01            --
     Loss on Disposal of Other Operations, net of tax             --           (0.06)             --          (0.04)
   Cumulative Effect of Accounting Change, net of
     minority interest and tax.......................             --             --               --           0.27
                                                       --------------- --------------- ------------------------------
Net Income Attributable to Common Shareholders.......    $      0.79     $      0.21     $      0.90    $      0.77
                                                       =============== =============== ==============================

DILUTED EARNINGS PER SHARE:
  Income From Continuing Operations Before
    Cumulative Effect of Accounting Change...........    $      0.29     $      0.27     $      0.78    $      0.54
   Discontinued Operations:
    Income From Reliant Resources, net of tax........           0.49             --             0.11            --
    Income (Loss) From Other Operations, net of tax..           0.01             --             0.01            --
    Loss on Disposal of Other Operations, net of tax.             --           (0.06)             --          (0.04)
   Cumulative Effect of Accounting Change, net of
     minority interest and tax.......................             --             --               --           0.26
                                                       --------------- --------------- ------------------------------
Net Income Attributable to Common Shareholders.......    $      0.79     $      0.21     $      0.90    $      0.76
                                                       =============== =============== ==============================



THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $83 million ($0.27 per diluted share) for the three months ended June 30, 2003 as compared to $86 million ($0.29 per diluted share) for the same period in 2002. The decrease in income from continuing operations of $3 million was primarily due to the following:

     - a $75 million increase in interest expense due to higher borrowing and financing costs and increased debt levels;

     - a $40 million decrease in operating income from our Electric Transmission & Distribution business segment primarily due to a reduction in ECOM revenue discussed below; and

     -    a $6 million change in minority interest.

The above items were partially offset by:

     - a $79 million increase in operating income from our Electric Generation business segment;

     - a net gain of $15 million in our AOL Time Warner investment and our related indexed debt securities in 2003 as compared to a net loss of $11 million in 2002;

     - a $10 million increase in operating income from our Natural Gas Distribution business segment;

     - a $5 million decrease in operating loss from our Other Operations business segment; and

     - a $3 million increase in operating income from our Pipelines and Gathering business segment.

     Income Tax Expense. During the three months ended June 30, 2003 and 2002, our effective tax rates were 33.2% and 34.7%, respectively. The decrease in the effective tax rate for 2003 compared to 2002 is primarily the result of a decrease in state tax expense offset by a decrease to benefits related to the employee stock ownership plan.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $165 million ($0.54 per diluted share) for the six months ended June 30, 2003 as compared to $231 million ($0.78 per diluted share) for the same period in 2002. The decrease in income from continuing operations of $66 million was primarily due to the following:

     - a $182 million increase in interest expense due to higher borrowing costs and increased debt levels and financing costs;

     - an $88 million decrease in operating income from our Electric Transmission & Distribution business segment primarily due to a reduction in ECOM revenue discussed below; and

     -    a $10 million decrease in other income.

The above items were partially offset by:

     - a $114 million increase in operating income from our Electric Generation business segment;

     - a $33 million increase in operating income from our Natural Gas Distribution business segment;

     - a net gain of $9 million in our AOL Time Warner investment and our related indexed debt securities in 2003 as compared to a net loss of $26 million in 2002; and

     -    a $29 million decrease in income tax expense.

     Income Tax Expense. During the six months ended June 30, 2003 and 2002, our effective tax rates were 33.6% and 33.0%, respectively.

     Cumulative Effect of Accounting Change. In connection with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we have completed an assessment of the applicability and implications of SFAS No.
143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the

Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs with respect to our non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded during the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy. For additional discussion of the adoption of SFAS No. 143, please read Note 3 to our Interim Financial Statements.

                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

     In the second quarter of 2003, we began to evaluate business segment performance on an operating income basis. Operating income is shown because it is the measure used by the chief operating decision maker to evaluate performance and allocate resources. Additionally, it is a widely accepted measure of financial performance prepared in accordance with GAAP. Prior to the second quarter of 2003, we evaluated performance on an earnings before interest expense, minority interest and income taxes (EBIT) basis. Historically, the difference between EBIT reported on a segment basis and operating income on a segment basis has not been material.

     The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2002 and 2003. Some amounts from the previous year have been reclassified to conform to the 2003 presentation of the financial statements. These reclassifications do not affect consolidated net income.



                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------- -------------------------------
                                                          2002            2003            2002            2003
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Electric Transmission & Distribution...............    $       275     $       235     $       528     $       440
Electric Generation................................            (29)             50             (81)             33
Natural Gas Distribution...........................             11              21             118             151
Pipelines and Gathering............................             39              42              76              85
Other Operations...................................             (7)             (2)             --              (2)
                                                     --------------- --------------- --------------- ---------------
      Total Consolidated Operating Income..........    $       289     $       346     $       641     $       707
                                                     =============== =============== =============== ===============


ELECTRIC TRANSMISSION & DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

     The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months and six months ended June 30, 2002 and 2003:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------- -------------------------------
                                                          2002            2003            2002            2003
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues:
  Electric Revenues................................    $       358     $       381     $       785     $       696
  ECOM True-Up.....................................            170             101             311             233
                                                     --------------- --------------- --------------- ---------------
    Total Operating Revenues.......................            528             482           1,096             929
                                                     --------------- --------------- --------------- ---------------
Operating Expenses:
  Purchased Power..................................             (4)             --              56              --
  Operation and Maintenance........................            130             126             270             259
  Depreciation and Amortization....................             66              68             130             133
  Taxes Other than Income Taxes....................             61              53             112              97
                                                     --------------- --------------- --------------- ---------------
    Total Operating Expenses.......................            253             247             568             489
                                                     --------------- --------------- --------------- ---------------
Operating Income...................................    $       275     $       235     $       528     $       440
                                                     =============== =============== =============== ===============

Residential throughput (in gigawatt-hours
  (GWh))(1)........................................          6,296           6,490          10,769          11,049


-------------

     (1) This table no longer reflects usage volumes (KWh) for commercial and industrial customers because the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Our Electric Transmission & Distribution business segment reported operating income of $235 million for the three months ended June 30, 2003, consisting of $134 million for the regulated electric transmission and distribution utility and non-cash operating income of $101 million associated with generation-related regulatory assets, or Excess Cost Over Market (ECOM), as described below. For the three months ended June 30, 2002, operating income was $275 million, consisting of $105 million for the regulated electric transmission and distribution utility and non-cash operating income of $170 million associated with ECOM. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of the regulated utility through the date of their first meter reading in 2002. Purchased power activity of $4 million for the three months ended June 30, 2002 relates to operation of the regulated utility during this transition period.

     The regulated electric transmission and distribution utility continues to benefit from solid customer growth. Revenues increased from the addition of over 51,000 metered customers since June 2002 ($13 million) as well as the positive impact of weather ($5 million).

     Under the Texas electric restructuring law, a regulated utility may recover, in its 2004 stranded cost true-up proceeding, any difference between market prices received through the state mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. During 2002 and 2003, this difference, referred to as ECOM, produced non-cash operating income and is recorded as a regulatory asset. The reduction in ECOM True-Up revenue of $69 million from 2002 to 2003 is primarily a result of lower margins derived from the ECOM model for this period in 2003 compared to the same period in 2002.

     Operation and maintenance expense decreased $4 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to reduced staffing levels as a result of process improvements ($4 million) and decreased transmission cost of service ($2 million), partially offset by increased pension expense ($4 million).

     Depreciation and amortization expense increased $2 million for the three months ended June 30, 2003 as compared to the same period in 2002 due to increases in plant in service.

     Taxes other than income taxes decreased $8 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to decreased city franchise fees ($6 million) and decreased state franchise taxes ($4 million), partially offset by increased property taxes ($2 million).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Our Electric Transmission & Distribution business segment reported operating income of $440 million for the six months ended June 30, 2003, consisting of $207 million for the regulated electric transmission and distribution utility and non-cash operating income of $233 million associated with ECOM. For the six months ended June 30, 2002, operating income was $528 million, consisting of $217 million for the regulated electric transmission and distribution utility and non-cash operating income of $311 million associated with ECOM. The purchased power costs of $56 million for the six months ended June 30, 2002 relate to operation of the regulated utility during the transition period discussed above.

     Increased revenues from customer growth ($20 million) and positive impacts of weather ($5 million) were more than offset by transition period revenues in 2002 ($97 million) and decreased industrial demand.

     The reduction in ECOM True-Up revenue of $78 million from 2002 to 2003 primarily resulted from lower margins derived from the ECOM model for this period in 2003 compared to the same period in 2002.

     Operation and maintenance expense decreased $11 million for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease was primarily due to a reduction in bad debt expense related to the 2002 transition period revenues ($15 million), decreased transmission cost of service ($4 million) and the termination of a factoring program ($3 million). These decreases were partially offset by increased employee benefit expenses primarily due to increased pension costs ($9 million) and increased insurance expenses ($3 million).

     Depreciation and amortization expense increased $3 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to increases in plant in service ($5 million), partially offset by decreased amortization on securitized assets ($2 million).

     Taxes other than income taxes decreased $15 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million) and decreased state franchise taxes ($6 million).

ELECTRIC GENERATION

     For information regarding factors that may affect the future results of operations of our Electric Generation business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Generation Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

     The following tables provide summary data of our Electric Generation business segment for the three months and six months ended June 30, 2002 and 2003:


                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------- -------------------------------
                                                          2002            2003            2002            2003
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues:
  Energy Revenues..................................    $       307     $       378     $       547     $       602
  Capacity and Other Revenues......................            107             200             192             335
                                                     --------------- --------------- --------------- ---------------
    Total Operating Revenues.......................            414             578             739             937
                                                     --------------- --------------- --------------- ---------------
Operating Expenses:
  Fuel and Purchased Power.........................            299             372             528             592
  Operation and Maintenance........................             79             105             174             211
  Depreciation and Amortization....................             39              39              79              78
  Taxes Other than Income Taxes....................             26              12              39              23
                                                     --------------- --------------- --------------- ---------------
    Total Operating Expenses.......................            443             528             820             904
                                                     --------------- --------------- --------------- ---------------
Operating Income (Loss)............................    $       (29)    $        50     $       (81)    $        33
                                                     =============== =============== =============== ===============

Power Sales (in GWh)...............................         14,644          12,517          26,447          21,794
                                                     =============== =============== =============== ===============



THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Our Electric Generation business segment reported operating income of $50 million for the three months ended June 30, 2003 compared to a loss of $29 million for the three months ended June 30, 2002. The $79 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, offset by increased fuel costs due to higher natural gas prices and purchased power costs. Due to the operating flexibility of some of the gas units, Texas Genco was able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

     Operation and maintenance expense increased $26 million for the three months ended June 30, 2003 as compared to the same period in 2002. Approximately $6 million was associated with higher pension and employee benefits, $6 million with scheduled plant outages, $4 million with repairs to South Texas Project Unit 1 and $5 million associated with the timing of technical support costs.

     Taxes other than income taxes decreased $14 million for the three months ended June 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in state franchise taxes which are no longer applicable in 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Our Electric Generation business segment reported operating income of $33 million for the six months ended June 30, 2003 compared to a loss of $81 million for the six months ended June 30, 2002. The $114 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, offset by increased fuel costs due to higher natural gas prices and purchased power costs. Due to the operating flexibility of some of the gas units, Texas Genco was able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

     Operation and maintenance expense increased $37 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase was primarily due to repairs on South Texas Project Unit 1 ($4 million), an unplanned outage on South Texas Project Unit 2 ($4 million), a planned refueling outage on South Texas Project Unit 1 without a comparable outage in 2002 ($6 million), higher pension and employee benefit costs ($4 million), timing of technical support expenses ($9 million) and increased insurance and other expenses ($7 million).

     Taxes other than income taxes decreased $16 million for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in state franchise taxes that are no longer applicable in 2003 and a reduction in property taxes due to lower valuations.

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution business segment's operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma, and Texas. This business segment's operations also include non-rate regulated natural gas sales to and transportation services for commercial and industrial customers in the six states listed above as well as several other Midwestern states.

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

     The following table provides summary data of our Natural Gas Distribution business segment for the three months and six months ended June 30, 2002 and 2003:



                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------- -------------------------------
                                                          2002            2003            2002            2003
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues.................................    $       797     $       971     $     1,977     $     3,015
                                                     --------------- --------------- --------------- ---------------
Operating Expenses:
  Natural Gas......................................            604             761           1,488           2,455
  Operation and Maintenance........................            125             137             256             284
  Depreciation and Amortization....................             32              34              62              67
  Taxes Other than Income Taxes....................             25              18              53              58
                                                     --------------- --------------- --------------- ---------------
    Total Operating Expenses.......................            786             950           1,859           2,864
                                                     --------------- --------------- --------------- ---------------
Operating Income...................................    $        11     $        21     $       118     $       151
                                                     =============== =============== =============== ===============

Throughput (in billion cubic feet (Bcf)):
  Residential and Commercial.......................             49              36             181             192
  Industrial.......................................             13              12              24              24
  Transportation...................................             13              11              28              26
  Non-rate Regulated Commercial and Industrial.....             96             111             217             245
                                                     --------------- --------------- --------------- ---------------
    Total Throughput...............................            171             170             450             487
                                                     =============== =============== =============== ===============


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Our Natural Gas Distribution business segment's operating income increased $10 million for the three months ended June 30, 2003 as compared to the same period in 2002. Operating margins (revenues less fuel costs) for the three months ended June 30, 2003 were $17 million higher than in the same period in 2002 primarily because of:

     -    higher revenues from rate increases late in 2002 ($9 million);

     - improved margins from our unregulated commercial and industrial sales ($3 million); and

     -    continued customer growth ($1 million).

     These increases were partially offset by increased operating expenses as discussed below.

     Operation and maintenance expense increased $12 million for the three months ended June 30, 2003 as compared to the same period in 2002. The increase in operations and maintenance expense was primarily due to:

      - higher employee benefit expenses primarily due to increased pension costs ($8 million); and

      - certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($3 million).

      Depreciation and amortization expense increased $2 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes decreased $7 million for the three months ended June 30, 2003 as compared to the same period in 2002, primarily due to decreased gross receipt taxes ($4 million).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Our Natural Gas Distribution business segment's operating income increased $33 million for the six months ended June 30, 2003 as compared to the same period in 2002. Operating margins (revenues less fuel costs) for the six months ended June 30, 2003 were $71 million higher than in the same period in 2002 primarily because of:

      -     higher revenues from rate increases late in 2002 ($20 million);

      - improved margins from our unregulated commercial and industrial sales ($12 million);

      -     franchise fees billed to customers ($7 million);

      -     continued customer growth ($5 million); and

      -     colder weather ($4 million).

     These increases were partially offset by increased operating expenses as discussed below.

     Operation and maintenance expense increased $28 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase in operations and maintenance expense was primarily due to:

      - higher employee benefit expenses primarily due to increased pension costs ($12 million);

      - certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($7 million); and

      - increased bad debt expense primarily due to colder weather and higher gas prices ($2 million).

      Depreciation and amortization expense increased $5 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes increased $5 million for the six months ended June 30, 2003 as compared to the same period in 2002, primarily due to franchise fees resulting from higher revenue ($7 million).

PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

     The following table provides summary data of our Pipelines and Gathering business segment for the three months and six months ended June 30, 2002 and 2003:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------- -------------------------------
                                                          2002            2003            2002            2003
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues.................................    $       102     $       122     $       194     $       231
                                                     --------------- --------------- --------------- ---------------
Operating Expenses:
  Natural Gas......................................             10              35              17              56
  Operation and Maintenance........................             38              30              72              60
  Depreciation and Amortization....................             10              11              20              21
  Taxes Other than Income Taxes....................              5               4               9               9
                                                     --------------- --------------- --------------- ---------------
    Total Operating Expenses.......................             63              80             118             146
                                                     --------------- --------------- --------------- ---------------
Operating Income...................................    $        39     $        42     $        76     $        85
                                                     =============== =============== =============== ===============
Throughput (in Bcf):
  Sales ...........................................              5               4              10               8
  Transportation...................................            205             203             443             471
  Gathering........................................             70              74             141             146
  Elimination (1)..................................             (1)             (2)             (1)             (4)
                                                     --------------- --------------- --------------- ---------------
Total Throughput...................................            279             279             593             621
                                                     =============== =============== =============== ===============

-------------
(1)      Elimination of volumes both transported and sold.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Our Pipelines and Gathering business segment's operating income for the three months ended June 30, 2003 compared to the same period in 2002 increased $3 million. Operating margins (revenues less natural gas costs) were $5 million lower for the three months ended June 30, 2003 than in the same period in 2002 primarily due to:

      -     reduced project-related revenues ($10 million); and

      - a one-time refund of a tax on fuel in 2002 ($3 million), partially offset by;

      - improved margins from new transportation contracts to power plants ($4 million);

      - improved margins from enhanced services in our gas gathering operations ($2 million); and

      -     higher commodity prices ($2 million).

     Operation and maintenance expenses decreased $8 million for the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the decrease in project-related costs ($10 million).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Our Pipelines and Gathering business segment's operating income for the six months ended June 30, 2003 compared to the same period in 2002 increased $9 million. Operating margins (revenues less natural gas costs) were $2 million lower for the six months ended June 30, 2003 than in the same period in 2002 primarily due to:

      -     reduced project-related revenues ($15 million); and

      - a one-time refund of a tax on fuel in 2002 ($3 million), partially offset by;

      -     higher commodity prices ($6 million);

      -     higher commodity prices ($6 million);

      - improved margins from new transportation contracts to power plants ($5 million); and

      - improved margins from enhanced services in our gas gathering operations ($3 million).

     Operation and maintenance expenses decreased $12 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the decrease in project-related costs ($15 million).

OTHER OPERATIONS

     Our Other Operations business segment includes other corporate operations which support all of our business operations.

     The following table provides summary data of our Other Operations business segment for the three months and six months ended June 30, 2002 and 2003:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------- -------------------------------
                                                          2002            2003            2002            2003
                                                     --------------- --------------- --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues.................................    $         7     $         9     $        14     $        18
Operating Expenses.................................             14              11              14              20
                                                     --------------- --------------- --------------- ---------------
Operating Loss.....................................    $        (7)    $        (2)    $        --     $        (2)
                                                     =============== =============== =============== ===============

DISCONTINUED OPERATIONS

     In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, we sold our final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. (Edese). We recorded an after-tax loss of $3 million in the second quarter of 2003 related to our Latin America operations. We have completed our strategy of exiting Latin America. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

     On September 30, 2002, we distributed to our shareholders on a pro rata basis all of the shares of Reliant Resources common stock owned by us. The Interim Financial Statements have been prepared to reflect the effect of the Reliant Resources Distribution as described above on our Interim Financial Statements. The Interim Financial Statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations. We recorded after-tax income from discontinued operations of $148 million and $34 million for the three months and six months ended June 30, 2002, respectively, related to the operations of Reliant Resources.

     We are negotiating to sell a component of our Other Operations business segment, CEMS, that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the three months ended June 30, 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time termination benefits. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations and Selected Financial Data -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to the Current Report on Form 8-K dated May 12, 2003 (May 12 Form 8-K), and "Risk Factors" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

     In addition to these factors, increased borrowing costs and increased pension expense are expected to negatively impact our earnings in 2003. Additionally, please read the discussion of the South Texas Project Unit 1 and W.A. Parish facility forced outages under "-- Overview -- Recent Developments."

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2002 and 2003:

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                     2002                2003
                                                                               ------------------ -------------------
                                                                                           (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................     $      83              $    244
   Investing activities.....................................................          (425)                 (301)
   Financing activities.....................................................           572                  (211)

     Net cash provided by operating activities during the six months ended June 30, 2003 increased $161 million compared to the same period in 2002 primarily due to decreases in accounts receivable and accrued unbilled revenues and accrued taxes and interest, partially offset by recovery of fuel by our Electric Transmission & Distribution business segment in 2002.

     Net cash used in investing activities decreased $124 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to lower capital expenditures in 2003 related to our Electric Transmission & Distribution and Electric Generation business segments.

     Net cash used in financing activities increased $783 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to a decrease in short-term borrowings, partially offset by an increase in net proceeds from long-term debt.

FUTURE SOURCES AND USES OF CASH FLOWS

    The 1935 Act regulates our financing ability, as more fully described in "-- Capitalization" below.

    Long-Term Debt. Our long-term debt consists of our obligations and obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

    In 2003, we and our subsidiaries completed several capital market and bank financing transactions which, collectively, converted a significant amount of our interest payment obligations from floating rates to fixed rates and reduced current maturities of long-term debt (excluding maturities of transition bonds issued by a special purpose entity) from $792 million at December 31, 2002 to $269 million at June 30, 2003. Certain of the capital market transactions enabled us to permanently reduce the term loan due 2005 under our bank facility, which currently bears interest at LIBOR plus 450 basis points, from $2.35 billion to $1.35 billion, to eliminate an obligation under our bank facility to issue the lenders warrants for our common stock and to eliminate a limitation on common stock dividends that would have become applicable in 2004. Repayments of the term loan permanently reduce the size of our bank facility, whereas repayments of the revolver component of our bank facility do not. Our 2003 capital market transactions included the following:

      - In May, we issued $575 million aggregate principal amount of 3.75% convertible senior notes due 2023, $200 million aggregate principal amount of 5.875% senior notes due 2008 and $200 million aggregate principal amount of 6.85% senior notes due 2015. In addition, in April, we remarketed $175 million aggregate principal amount of pollution control tax-exempt bonds that we had owned since the fourth quarter of 2002, consisting of $100 million bearing interest at 7.75% due 2018 and $75 million bearing interest at 8% due 2029. Proceeds from these financings were used to repay portions of our borrowings under our bank facility, including a $954 million permanent reduction in our term loan due in 2005. In July, we remarketed $151 million aggregate principal amount of insurance-backed pollution control bonds due 2015, reducing the interest rate from 5.8% to 4%.

      - In March and May, CenterPoint Houston issued $962.3 million aggregate principal amount of its general mortgage bonds, consisting of $450 million bearing interest at 5.70% due 2013, $312.3 million bearing interest at 6.95% due 2033 and $200 million bearing interest at 5.60% due 2023. Proceeds were used by CenterPoint Houston to redeem $512.3 million aggregate principal amount of its first mortgage bonds ($250 million at 7.75% due 2023, $62.3 million at 8.75% due 2022 and $200 million at 7.5% due 2023) and to repay $429 million of intercompany notes payable to us and bearing interest at a weighted average rate of 6.11%. We used proceeds from the intercompany note repayment to repay $150 million of 6.5% medium term notes due in April 2003, $229 million of revolving credit borrowings under our bank facility and $50 million of the term loan under our bank facility.

      - In March and April, CERC issued $762 million aggregate principal amount of its 7.875% senior notes due 2013, the proceeds from which were used to refinance $360 million aggregate principal amount of CERC's $500 million aggregate principal amount of 6?% Term Enhanced ReMarketable Securities maturing in November 2003, pay the cost of terminating a remarketing option relating to those securities and repay approximately $340 million of bank borrowings bearing interest at 1.575% under CERC's $350 million credit facility having a termination date of March 31, 2003. CERC replaced the matured credit facility with a new $200 million revolving credit facility that matures in March 2004.

    We have $840 million of outstanding 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that may be exchanged for cash at any time. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of AOL Time Warner common stock (AOL TW Common). There are 1.5 reference shares of AOL TW Common for each of the 17.2 million ZENS units originally issued (of which approximately 16% were exchanged for cash of approximately $45 million in 2002). The exchange market value is calculated using the average closing price per share of AOL TW Common on the New York Stock Exchange on one or more trading days following the notice date for the exchange. One of our subsidiaries owns the reference shares of AOL TW Common and generally liquidates such holdings to the extent of ZENS exchanged. Cash proceeds from such liquidations are used to fund ZENS exchanged for cash. Although proceeds from the sale of AOL TW Common offset the cash paid on exchanges, ZENS exchanges result in a cash outflow because deferred tax liabilities related to the ZENS and AOL TW Common become current tax obligations when ZENS are exchanged and AOL TW Common is sold. There have been no ZENS exchanges in 2003.

    CenterPoint Houston has outstanding approximately $499 million aggregate principal amount of first mortgage bonds and approximately $2.8 billion aggregate principal amount of general mortgage bonds, of which approximately $924 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The lien of the general mortgage indenture (under which the general mortgage bonds are issued) is junior to that of the first mortgage indenture (under which the first mortgage bonds are issued). While the aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $680 million based on estimates of the value of CenterPoint Houston's property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage, as a result of contractual limitations on CenterPoint Houston and CenterPoint Energy expiring in November 2005, the aggregate amount of first mortgage and general mortgage bonds cannot be increased above current levels.

    The Texas electric restructuring law allows the former integrated utility to recover its stranded costs in order to fully recover its generation investment in a "true-up" proceeding to be held in 2004 (2004 True-Up Proceeding). Following the unbundling of the integrated utility into its components, CenterPoint Houston remains a regulated transmission and distribution utility through which stranded investment is recovered. Since CenterPoint Houston does not own the once-regulated generating assets, it is obligated to distribute recovery of stranded investment to CenterPoint Energy, the ultimate owner of these generation assets.

    The $396 million impairment that was recorded in the first quarter of 2003 related to the partial distribution of our investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, CenterPoint Houston has recorded a regulatory asset reflecting its right to recover this amount and an associated payable to us. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that CenterPoint Houston expects to recover as stranded investment will be recorded in the same manner.

    One of our indirect finance subsidiaries, CenterPoint Energy Transition Bond Company, LLC, has $729 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have recourse only to the assets or revenues of the transition bond company, and our other creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. CenterPoint Houston, the transition bond company's direct parent company, has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the transition bond company and in an intercreditor agreement among CenterPoint Houston, the transition bond company and other parties.

    Short-Term Debt and Receivables Facility. CERC's revolver and receivables facility are scheduled to terminate on the dates indicated. Please read Note 9(c) to our Interim Financial Statements regarding CERC's receivables facility.

                                                                       AMOUNT
                                                                   OUTSTANDING AS OF
     BORROWER/ SELLER       TYPE OF FACILITY   AMOUNT OF FACILITY   JUNE 30, 2003      TERMINATION DATE
     ----------------       ----------------   ------------------   -------------      ----------------
                                                  (IN MILLIONS)
CERC                        Receivables              $  100            $   73       November 14, 2003
CERC Corp.                  Revolver                    200                --       March 23, 2004
                                                     ------            ------
    Total                                            $  300            $   73
                                                     ======            ======

     Rates for borrowings under CERC Corp.'s revolving credit facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid.

     Effective June 25, 2003, we elected to reduce the purchase limit under the CERC receivables facility from $150 million to $100 million. The bankruptcy remote subsidiary established to purchase and subsequently sell receivables makes such purchases with a combination of cash and subordinated notes. In July 2003, the subordinated notes owned by CERC were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by CERC.

    On June 30, 2003, we had no temporary investments.

    Refunds to CenterPoint Houston Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that CenterPoint Houston had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, CenterPoint Houston was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the October 3, 2001 order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 CenterPoint Houston began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $237 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in the 2004 True-Up Proceeding. CenterPoint Houston is currently seeking authority from the Texas Utility Commission to terminate these refunds based on preliminary estimates of what that final determination will be.

    Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs.

    Our principal cash requirements during the last six months of 2003 include the following:

      -     approximately $386 million of capital expenditures;

      - an estimated $126 million in refunds of excess mitigation credit described above;

      - remarketing or refinancing of $140 million of CERC Corp. debt, plus the possible payment of option termination costs, which will be determined at the time of remarketing or refinancing (estimated to be $23 million as of June 30, 2003) as discussed in "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Risk" in Item 3 of this report;

      -     dividend payments on CenterPoint Energy common stock; and

      - $16.6 million of maturing long-term debt (excluding approximately $12.4 million of expected repayments on transition bonds issued by a special purpose subsidiary of CenterPoint Houston).

    We expect that our current liquidity, along with anticipated cash flows from operations, revolving credit borrowings and, to the extent permitted by our bank facility and the external debt agreements of our subsidiaries, proceeds from possible capital market transactions, will be sufficient to meet our cash needs for the remainder of 2003. Currently, these agreements limit application of the proceeds from capital markets transactions to the refinancing of debt existing in the fall of 2002. If we are unable to obtain external financings to meet our future capital requirements on terms that are acceptable to us, our financial condition and future results of operations could be materially and adversely affected. In addition, the capital constraints currently impacting our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. Such terms may negatively impact our ability to operate our business or may restrict distributions from our subsidiaries.

    At June 30, 2003, CenterPoint Energy had a shelf registration statement covering 15 million shares of common stock and CERC Corp. had a shelf registration statement covering $50 million of debt securities. The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by:

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

    We may access the bank and capital markets to refinance debt that is not scheduled to mature in the next twelve months.

    Principal Factors Affecting Cash Requirements in 2004 and 2005. We anticipate selling our 81% ownership interest in Texas Genco in 2004. Should Reliant Resources decline to exercise its option to purchase our interest in Texas Genco, we will explore other alternatives to monetize Texas Genco's assets, including possible sale of our ownership interest in Texas Genco or of its individual generating assets, which may significantly affect the timing of any cash proceeds. Proceeds from that sale, plus proceeds from the securitization in 2004 or 2005 of stranded costs related to generating assets of Texas Genco and generation-related regulatory assets, are expected to aggregate in excess of $5 billion based on the current stock price of Texas Genco and Texas Utility Commission rules.

    We expect that upon completion of the 2004 True-Up Proceeding, CenterPoint Houston will issue securitization bonds to monetize and recover its stranded costs, any regulatory assets not previously securitized by the October 2001 issuance of transition bonds and, to the extent permitted by the Texas Utility Commission, the balance of the other true-up components. The issuance will be done pursuant to a financing order to be issued by the Texas Utility Commission. As with the debt of our existing transition bond company, payments on these new securitization bonds would also be made from funds obtained through non-bypassable charges assessed to retail electric providers required to take delivery service from CenterPoint Houston. The holders of the new securitization bonds would have recourse only to the assets or revenues of the issuer of the new securitization bonds, and our other creditors would not have recourse to any assets or revenues of that issuer. All or a portion of the proceeds from the issuance of securitization bonds remaining after repayment of CenterPoint Houston's $1.3 billion collateralized term loan are expected to be utilized to retire other existing debt.

    Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                            MOODY'S               S&P                FITCH
                                                       ------------------  -------------------  ------------------
           COMPANY/INSTRUMENT                          RATING  OUTLOOK(1)  RATING   OUTLOOK(2)  RATING   OUTLOOK(3)
           ------------------                          ------  ----------  ------   ----------  ------   ----------
          CenterPoint Energy Senior Unsecured Debt...   Ba1      Negative   BBB-      Stable     BBB-      Stable

          CenterPoint Houston Senior Secured Debt
          (First Mortgage Bonds).....................   Baa2     Stable     BBB       Stable     BBB+      Stable

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

    The $100 million receivables facility of CERC requires the maintenance of credit ratings of at least BB from S&P and Ba2 from Moody's. Receivables would cease to be sold in the event a credit rating fell below the threshold.

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

    CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers who are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of July 31, 2003, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $50 million; however, utilized credit capacity is significantly lower.

    Cross Defaults. Under our bank facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to our indenture dated as of May 19, 2003 with JPMorgan Chase Bank, as supplemented, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations in the aggregate principal amount of $50 million will cause a default. Our 3.75% senior convertible notes due 2023, our 5.875% senior notes due 2008 and our 6.85% senior notes due 2015 are issued under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

    Pension Plan. As discussed in Note 11(b) of the notes to the consolidated financial statements included in Exhibit 99.2 to the May 12 Form 8-K (CenterPoint Energy Notes), which is incorporated herein by reference, we maintain a non-contributory pension plan covering substantially all employees. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $496 million. We are not required to make, and do not anticipate making, any contributions to our pension plan prior to 2004. Changes in interest rates and the market values of the securities held by the plan during 2003 could materially, positively or negatively, change our underfunded status and affect the level of pension expense and required contributions in 2004 and beyond. For example, every .5% difference in our actual 2003 asset returns versus our assumed 9% long-term asset return rate would increase or decrease the underfunded status of our plans by approximately $5 million and our 2004 pension expense by approximately $1 million. Similarly, a .5% change in the discount rate used to value pension liabilities at December 31, 2003, could increase or decrease the underfunded status of our plans by approximately $100 million and 2004 pension expense by approximately $14 million. Actual investment returns and changes in the discount rate during 2003 will have no effect on our 2003 pension expense. Additionally, we expect that a separate pension plan will be established for Texas Genco in 2004. Texas Genco would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions." It is anticipated that a plan established for Texas Genco would be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for Texas Genco.

      Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

      - cash collateral requirements that could exist in connection with certain contracts, including our gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment particularly given gas price levels and volatility;

      - acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of suppliers;

      -     increased costs related to the acquisition of gas for storage;

      -     increases in interest expense in connection with debt refinancings;

      -     various regulatory actions; and

      - the ability of Reliant Resources and its subsidiaries to satisfy their obligations as the principal customers of

            CenterPoint Houston and Texas Genco and in respect of its indemnity obligations to us.

    Money Pool. We have a "money pool" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are expected to be met with bank loans. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and the June 2003 Financing Order. Currently, Texas Genco participates in our money pool. If Texas Genco obtains certification by the Federal Energy Regulatory Commission as an "exempt wholesale generator" (which certification we plan to seek), under the 1935 Act it will no longer be able to participate with our utility subsidiaries in the same money pool and will be required to maintain its own liquidity facility or participate in a separate money pool from the regulated utilities.

      Capitalization. Factors affecting our capitalization include:

      - covenants and other provisions in our and our subsidiaries' bank facilities and other borrowing agreements; and

      - limitations imposed on us as a registered public utility holding company under the 1935 Act.

    The collateralized term loan of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. CERC Corp.'s bank facility also contains a provision that could, under certain circumstances, limit the amount of dividends that could be paid by CERC Corp. Our $2.85 billion credit agreement limits dividend payments as described above, contains a debt to EBITDA covenant, an EBITDA to interest covenant and restrictions on the use of proceeds from debt issuances and asset sales.

     We are a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries. The 1935 Act, among other things, limits our ability to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

    We received an order from the SEC relating to our financing activities and those of our subsidiaries on June 30, 2003 (June 2003 Financing Order), which is effective until June 30, 2005. On August 1, 2003, the SEC issued a supplemental order (August 2003 Financing Order, and together with the June 2003 Financing Order, the Orders) permitting CenterPoint Houston to issue an additional $250 million of debt securities. The SEC had reserved jurisdiction over this additional amount in the June 2003 Financing Order. Those amounts are included in the financing discussion below.

     The Orders establish limits on the amount of external debt and equity securities that can be issued by us and certain of our subsidiaries without additional authorization and permits refinancing. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue in addition to amounts outstanding at June 30, 2003. The June 2003 Financing Order also permits utilization of undrawn bank facilities at CenterPoint Energy and CERC at June 30, 2003.

      - CenterPoint Energy is authorized to issue an additional aggregate $250 million of preferred stock, preferred securities and equity-linked securities and 200 million shares of common stock;

      - CenterPoint Houston is authorized to issue an additional aggregate $500 million of debt and an aggregate $250 million of preferred stock and preferred securities;

      - CERC is authorized to issue an additional aggregate $250 million of preferred stock and preferred securities; and

      - Texas Genco is authorized to issue an aggregate $250 million of debt.

     In the June 2003 Financing Order, the SEC reserved jurisdiction over the issuance of $478 million additional debt at CenterPoint Energy and $500 million additional debt at CERC. Further action would be needed from the SEC for authority to issue this debt.

     The June 2003 Financing Order requires that if we or any of our subsidiaries issues securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of that issuer and of CenterPoint Energy must be so rated by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds.

     The 1935 Act requires the payment of dividends out of current and retained earnings without specific authorization to pay dividends from other funds. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authority would be required for authorization to make those payments. As of June 30, 2003, we had negative retained earnings. We expect to pay dividends out of current earnings. The June 2003 Financing Order requires that CenterPoint Houston, CERC and Texas Genco maintain a ratio of equity to total capitalization of 30%.

     In July 2003, we requested authority from the SEC to issue debt that is secured by Texas Genco stock in an amount of up to $2.85 billion in connection with any extension or refinancing of our existing obligations under our bank facility. That request is pending.

    Security Interests in Receivables of Reliant Resources. Pursuant to a Master Power Purchase and Sale Agreement (as amended) with a subsidiary of Reliant Resources related to ERCOT power sales, Texas Genco has been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

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

ACCOUNTING FOR RATE REGULATION

    SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of "stranded costs" and other "regulatory assets" resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $4.0 billion and $4.5 billion as of December 31, 2002 and June 30, 2003, respectively. Additionally, regulatory liabilities reflected in our consolidated Balance Sheets aggregated $1.1 billion and 0.9 billion at December 31, 2002 and June 30, 2003, respectively. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.5 billion of recoverable electric generation plant mitigation assets (stranded costs) and $929 million of ECOM true-up as of June 30, 2003. The stranded costs are comprised of $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $396 million related to the Texas Genco distribution. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets.

    The Texas electric restructuring law allows recovery of the difference between the prices for power sold in state mandated auctions and earlier estimates of market power prices by the Texas Utility Commission. This calculation (the ECOM Calculation) compares (1) an imputed margin that reflects the difference between actual market power prices received in the state mandated auctions, actual fuel expense and generation, and (2) the margin resulting from the Texas Utility Commission's estimates of power prices, fuel expense and generation in the ECOM model developed by the Texas Utility Commission (the ECOM Margin). The difference between those two amounts is the ECOM True-Up amount, which is the non-cash revenue related to the cost recovery.

    The ECOM model from which the ECOM Margin is derived provides only annual estimates of power prices, fuel expense and generation. Accordingly, we must form our own quarterly allocation estimates during 2002-2003 for the purpose of determining ECOM True-Up revenue.

    Beginning January 1, 2002, we allocated the ECOM Margin in our ECOM Calculation based on annual estimated forecasts of power prices, fuel expense and generation. In the second quarter of 2003, we began using a cumulative methodology for allocating ECOM Margin. This methodology uses revenue amounts based on the actual state mandated auction price results and actual generation for historical periods, as well as forecasted amounts for the balance of 2003, rather than forecasted amounts for the two-year period allocated on an annual basis. Changes in estimates that affect the allocation of ECOM Margin will have an effect on the amount of ECOM True-Up revenue recorded in a specific period, but will not affect the total amount of ECOM True-Up revenue recorded during the two-year period ending December 31, 2003.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $11.1 billion or 56% of our total assets as of June 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

    As a result of the distribution of approximately 19% of Texas Genco's common stock to our shareholders on January 6, 2003, we re-evaluated our electric generation assets for impairment as of December 31, 2002. This analysis required us to make long-term estimates of future cash receipts associated with the operation or sale of these electric generation assets and related cash outflows. These forecasts require assumptions about demand for electricity within the ERCOT market, future ERCOT market conditions, commodity prices and regulatory developments. As of December 31, 2002, no impairment had been indicated because the estimated cash flows associated with the operations of the assets exceeded their carrying value. However, a change in our estimated holding period of Texas Genco's generating assets, the effects of competition within the ERCOT market, the results of our capacity auctions, and the timing and extent of changes in commodity prices, particularly natural gas prices, could have a significant effect on our future cash flows and, therefore, affect any future determination of asset impairment.

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

    We recorded goodwill associated with the acquisition of our Natural Gas Distribution and Pipelines and Gathering operations in 1997. We reviewed our goodwill for impairment as of January 1, 2003. We computed the fair value of the Natural Gas Distribution and the Pipelines and Gathering operations as the sum of the discounted estimated net future cash flows applicable to each of these operations. We determined that the fair value for each of the Natural Gas Distribution operations and the Pipelines and Gathering operations exceeded their corresponding carrying value, including unallocated goodwill. We also concluded that no interim impairment indicators existed subsequent to this initial evaluation. As of June 30, 2003 we had recorded $1.7 billion of goodwill. Future evaluations of the carrying value of goodwill could be significantly impacted by our estimates of cash flows associated with our Natural Gas Distribution and Pipelines and Gathering operations, regulatory matters, and estimated operating costs.

UNBILLED ENERGY REVENUES

    Revenues related to the sale and/or delivery of electricity or natural gas (energy) are generally recorded when energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 were $70 million related to our Electric Transmission & Distribution business segment and $284 million related to our Natural Gas Distribution business segment. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of June 30, 2003 were $85 million related to our Electric Transmission & Distribution business segment and $135 million related to our Natural Gas Distribution business segment.

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

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003:

                                BALANCE,        LIABILITIES   LIABILITIES                CASH FLOW        BALANCE,
                             JANUARY 1, 2003     INCURRED      SETTLED   ACCRETION       REVISIONS     JUNE 30, 2003
                             ---------------     --------      -------   ---------       ---------     -------------
                                                                 (IN MILLIONS)
 Nuclear decommissioning.........$ 186.7               --          --     $   4.5             --         $    191.2
 Jewett lignite mine.............    3.8               --          --         0.2             --                4.0
                                 -------         --------       -----     -------         ------         ----------
                                 $ 190.5               --          --     $   4.7             --         $    195.2
                                 =======         ========       =====     =======         ======         ==========

     The following represents the pro-forma effect on our net income for the three months and six months ended June 30, 2002, as if we had adopted SFAS No. 143 as of January 1, 2002:

                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE 30, 2002         JUNE 30, 2002
                                                                         --------------------   -------------------
                                                                                      (IN THOUSANDS)
Income from continuing operations before cumulative effect of
   accounting change as reported.........................................    $       86,122         $     231,012
Pro-forma income from continuing operations before cumulative effect
   of accounting change..................................................            86,102               230,972

Net income as reported...................................................           235,645               267,250
Pro-forma net income.....................................................           235,625               267,210

DILUTED EARNINGS PER SHARE:
Income from continuing operations before cumulative effect of
   accounting change as reported.........................................    $         0.29         $        0.78
Pro-forma income from continuing operations before cumulative effect
   of accounting change..................................................              0.29                  0.78

Net income as reported...................................................              0.79                  0.90
Pro-forma net income.....................................................              0.79                  0.90

     The following represents our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of December 31, 2002:

                                                               AS REPORTED              PRO-FORMA
                                                         ------------------------ -----------------------
                                                                            (IN MILLIONS)
Nuclear decommissioning................................  $        139.7           $        186.7
Jewett lignite mine....................................            39.7                      3.8
                                                         ------------------------ -----------------------
  Total................................................  $        179.4           $        190.5
                                                         ======================== =======================

    Our rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of June 30, 2003, these previously recognized removal costs of $644 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities. Our non-rate regulated businesses have also previously recognized removal costs as a component of depreciation expense. We reversed $115 million in the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by us.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three month or six month period ended June 30, 2002. We have reclassified the $26 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003.

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

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact that this statement will have on our consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. We engage in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Texas Utility Commission auctions or auctions mandated by an agreement with Reliant Resources. All of our contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. We have applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believe they meet the definition of capacity contracts. Accordingly, we consider these contracts as normal sales contracts rather than as derivatives. We have evaluated our forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 will not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions, and will not have a material effect on our financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. We are currently assessing the impact that this statement will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2003 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $55 million.

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

     Our floating-rate obligations to third parties aggregated $3.7 billion at June 30, 2003. If the floating rates were to increase by 10% from June 30, 2003 rates, our combined interest expense to third parties would increase by a total of $2.5 million each month in which such increase continued.

     At June 30, 2003, we had outstanding fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $7.3 billion in principal amount and having a fair value of $7.8 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $422 million if interest rates were to decline by 10% from their levels at June 30, 2003. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     As discussed in Note 13(f) to the CenterPoint Energy Notes, which note is incorporated herein by reference, beginning in 2002, we have contributed $2.9 million per year to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $174 million as of June 30, 2003, of which approximately 40% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at June 30, 2003, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for as a long-term asset/liability as we will not benefit from any gains, and losses will be recovered through the rate making process. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the CenterPoint Energy Notes, which is incorporated herein by reference.

     As discussed in Note 9(b) to the CenterPoint Energy Notes, which note is incorporated herein by reference, CERC

Corp.'s $140 million aggregate principal amount of TERM Notes outstanding at June 30, 2003, include an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate is below 5.66%. At June 30, 2003, we could terminate the option at a cost of $23 million. A decrease of 10% in the June 30, 2003 level of interest rates would increase the cost of termination of the option by approximately $5 million.

     As discussed in Note 7 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $105 million at June 30, 2003 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $15 million if interest rates were to decline by 10% from levels at June 30, 2003. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2003 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As of June 30, 2003, we have interest rate swaps with an aggregate notional amount of $750 million that fix the interest rate applicable to floating rate short-term debt. At June 30, 2003, the swaps relating to short-term debt could be terminated at a cost of $10 million. These swaps do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. A decrease of 10% in the June 30, 2003 level of interest rates would increase the cost of terminating the swaps at June 30, 2003 by $2 million.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of approximately 22 million shares of AOL TW common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the June 30, 2003 market value of AOL Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of June 30, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at June 30, 2003, the resulting loss in fair value of these securities would be approximately $10 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12 to our Interim Financial Statements, "Business -- Environmental Matters" in Item 1 of the CenterPoint Energy 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Energy Form 10-K and Notes 4 and 13 to the CenterPoint Energy Notes, each of which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The information set forth in Note 9(b) of the Notes to our Interim Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy and Subsidiaries in
Item 2 of Part I of this report regarding the issuance on May 19, 2003 of $575 million aggregate principal amount of our 3.75% convertible senior notes due 2023 is incorporated by reference herein. We have been advised by Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., the representatives of the initial purchasers of the notes, that the notes were issued only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933 and outside the United States in accordance with Regulation S under the Securities Act of 1933. The notes were issued at 100% of the principal amount thereof, plus accrued interest. The initial purchasers purchased the notes from us at 97% of the principal amount thereof, plus accrued interest.

     The notes are convertible into shares of our common stock at a conversion rate of 86.3558 shares per $1,000 principal amount of notes (which is equal to a conversion price of $11.58 per share), subject to adjustment, but only in certain specified circumstances. The notes also have a contingent interest feature requiring contingent interest to be paid to holders of the notes in certain specified circumstances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of CenterPoint Energy's shareholders held on May 7, 2003, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

     The following nominees for Class I directors were elected to serve a three-year term expiring 2006 (there were no broker non-votes):

                                                       For                             Withheld
                                                    -----------                       ----------
         Derrill Cody                               253,620,181                       11,996,061

         David M. McClanahan                        253,399,938                       12,216,304

     The following nominee for Class III director was elected to serve a two-year term expiring 2005 (there were no broker non-votes):

                                                       For                             Withheld
                                                    -----------                       ----------
         Thomas F. Madison                          250,165,251                       15,450,991

     The following directors' terms continued after the meeting and expire when indicated:

         Milton Carroll (2004),
         John T. Cater (2004),
         Michael E. Shannon (2004), and
         O. Holcombe Crosswell (2005).

     The amendment and restatement of the Director Stock Plan in the form of the CenterPoint Energy, Inc. Stock Plan for Outside Directors was approved with 233,262,994 votes for, 27,985,496 votes against, 4,367,752 abstentions and no broker non-votes.

     The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for CenterPoint Energy for 2003 was approved with 252,436,634 votes for, 9,985,842 votes against, 3,193,766 abstentions and no broker non-votes.

     The shareholder proposal requiring that all future stock option grants to senior executives be indexed to an industry peer group stock performance index was not approved with 159,981,998 votes against, 46,428,042 votes for, 5,533,887 abstentions and 53,672,315 broker non-votes.

     The shareholder proposal to amend CenterPoint Energy's written equal employment opportunity policy was not approved with 124,208,128 votes against, 59,028,314 votes for, 28,707,485 abstentions and 53,672,315 broker non-votes.

ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

              PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESSES

     We are a holding company that conducts all of our business operations through subsidiaries, primarily CenterPoint Houston, CERC and Texas Genco. The following summarizes the principal risk factors associated with the businesses conducted by each of these subsidiaries:

RISK FACTORS AFFECTING OUR ELECTRIC TRANSMISSION & DISTRIBUTION BUSINESS

   CENTERPOINT HOUSTON MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF ITS STRANDED COSTS AND REGULATORY ASSETS RELATED TO GENERATION.

     CenterPoint Houston is entitled to recover its stranded costs (the excess of regulatory net book value of generation assets, as defined by the Texas electric restructuring law, over the market value of those assets) and its regulatory assets related to generation. CenterPoint Houston expects to make a filing on March 31, 2004 in a true-up proceeding provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile:

     -    the amount of stranded costs,

     - regulatory assets that were not previously recovered through the issuance of transition bonds by a subsidiary,

     - differences in the prices achieved in the state mandated auctions of Texas Genco's generation capacity and Texas Utility Commission estimates,

     -    fuel over- or under-recovery, and

     -    the "price to beat" clawback.

     CenterPoint Houston will be required to establish and support the amounts of these costs in order to recover them. CenterPoint Houston expects these costs to be substantial. We cannot assure you that CenterPoint Houston will be able to successfully establish and support its estimates of the value of these costs. CenterPoint Houston's $1.3 billion collateralized term loan that matures in November 2005 is expected to be repaid or refinanced with the proceeds from the issuance of transition bonds to recover its stranded costs and the balance of its regulatory assets. If CenterPoint Houston does not receive the proceeds on or before the maturity date, its ability to repay or refinance this term loan will be adversely affected.

     The Texas Utility Commission's ruling that the true-up proceeding filing will be made on March 31, 2004 means that the calculation of the market value of a share of Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more or less than the per share purchase price calculated under the option held by Reliant Resources to purchase our 81% ownership interest in Texas Genco. The purchase price under the option will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

   CENTERPOINT HOUSTON'S RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

     CenterPoint Houston's receivables from the distribution of electricity are collected from retail electric providers that supply the electricity CenterPoint Houston distributes to their customers. Currently, CenterPoint Houston does business with approximately 31 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for CenterPoint Houston's services or could cause them to delay such payments. CenterPoint Houston depends on these retail electric providers to remit payments timely to it. Any delay or default in payment could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations. Approximately 78% of CenterPoint Houston's $119 million in receivables from retail electric providers at June 30, 2003 was owed by subsidiaries of Reliant Resources. CenterPoint Houston's financial condition may be adversely affected if Reliant Resources is unable to meet these obligations. Reliant Resources, through its subsidiaries, is CenterPoint Houston's largest customer. Pursuant to the Texas electric restructuring law, Reliant Resources may be obligated to make a large "price to beat" clawback payment to CenterPoint Houston in 2004. CenterPoint Houston expects the clawback, if any, to be applied against any stranded cost recovery to which CenterPoint Houston is entitled or, if no stranded costs are recoverable, to be refunded to retail electric providers.

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

     CenterPoint Houston depends on power generation facilities owned by third parties to provide retail electric providers with electric power which it transmits and distributes. CenterPoint Houston does not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, CenterPoint Houston's services may be interrupted, and its results of operations, financial condition and cash flows may be adversely affected.

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

RISK FACTORS AFFECTING OUR ELECTRIC GENERATION BUSINESS

   TEXAS GENCO'S REVENUES AND RESULTS OF OPERATIONS ARE IMPACTED BY MARKET RISKS THAT ARE BEYOND ITS CONTROL.

     Texas Genco sells electric generation capacity, energy and ancillary services in the ERCOT market. The ERCOT market consists of the majority of the population centers in the State of Texas and represents approximately 85% of the demand for power in the state. Under the Texas electric restructuring law, Texas Genco and other power generators in Texas are not subject to traditional cost-based regulation and, therefore, may sell electric generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. As a result, Texas Genco is not guaranteed any rate of return on its capital investments through mandated rates, and its revenues and results of operations depend, in large part, upon prevailing market prices for electricity in the ERCOT market. Market prices for electricity, generation capacity, energy and ancillary services may fluctuate substantially. Texas Genco's gross margins are primarily derived from the sale of capacity entitlements associated with its large, solid fuel base-load generating units, including its coal and lignite fueled generating stations and the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for Texas Genco's base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel for facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to Texas Genco's solid fuel-fired base-load capacity generally rises and falls with natural gas prices.

     Market prices in the ERCOT market may also fluctuate substantially due to other factors. Such fluctuations may occur over relatively short periods of time. Volatility in market prices may result from:

     -    oversupply or undersupply of generation capacity,

     - power transmission or fuel transportation constraints or inefficiencies,

     -    weather conditions,

     -    seasonality,

     - availability and market prices for natural gas, crude oil and refined products, coal, enriched uranium and uranium fuels,

     -    changes in electricity usage,

     - additional supplies of electricity from existing competitors or new market entrants as a result of the development of new generation facilities or additional transmission capacity,

     -    illiquidity in the ERCOT market,

     -    availability of competitively priced alternative energy sources,

     - natural disasters, wars, embargoes, terrorist attacks and other catastrophic events, and

     -    federal and state energy and environmental regulation and legislation.

   THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

     The amount by which power generating capacity exceeded peak demand (reserve margin) in the ERCOT market has exceeded 20% since 2001, and the Texas Utility Commission and the ERCOT Independent System Operator (ISO) have forecasted the reserve margin for 2003 to continue to exceed 20%. The commencement of commercial operation of new facilities in the ERCOT market will increase the competitiveness of the wholesale power market, which could have a material adverse effect on Texas Genco's results of operations, financial condition, cash flows and the market value of Texas Genco's assets.

     Texas Genco's competitors include generation companies affiliated with Texas-based utilities, independent power producers, municipal and co-operative generators and wholesale power marketers. The unbundling of vertically integrated utilities into separate generation, transmission and distribution, and retail businesses pursuant to the Texas electric restructuring law could result in a significant number of additional competitors participating in the ERCOT market. Some of Texas Genco's competitors may have greater financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, greater potential for profitability from ancillary services, and greater flexibility in the timing of their sale of generating capacity and ancillary services than Texas Genco does.

   TEXAS GENCO IS SUBJECT TO OPERATIONAL AND MARKET RISKS ASSOCIATED WITH ITS CAPACITY AUCTIONS.

     Texas Genco is obligated to sell substantially all of its available capacity and related ancillary services through 2003 pursuant to capacity auctions. In these auctions, Texas Genco sells firm entitlements on a forward basis to capacity and ancillary services dispatched within specified operational constraints. Although Texas Genco has reserved a portion of its aggregate net generation capacity from its capacity auctions for planned or forced outages at its facilities, unanticipated plant outages or other problems with its generation facilities could result in its firm capacity and ancillary services commitments exceeding its available generation capacity. As a result, Texas Genco could be required to obtain replacement power from third parties in the open market to satisfy its firm commitments that could result in significant additional costs. In addition, an unexpected outage at one of Texas Genco's lower cost facilities could require it to run one of its higher cost plants in order to satisfy its obligations even though the energy payments for the dispatched power are based on the cost at the lower-cost facility.

     The mechanics, regulations and agreements governing Texas Genco's capacity auctions are complex. The state mandated auctions require, among other things, Texas Genco's capacity entitlements to be sold in pre-determined amounts. The characteristics of the capacity entitlements Texas Genco sells in state mandated auctions are defined by rules adopted by the Texas Utility Commission and, therefore, cannot be changed to respond to market demands or operational requirements without approval by the Texas Utility Commission.

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

     Texas Genco is subject to various risks associated with operating its power generation facilities, any of which could adversely affect its revenues, costs, results of operations, financial condition and cash flows. These risks include:

     -    operating performance below expected levels of output or efficiency,

     -    breakdown or failure of equipment or processes,

     -    disruptions in the transmission of electricity,

     -    shortages of equipment, material or labor,

     -    labor disputes,

     -    fuel supply interruptions,

     - limitations that may be imposed by regulatory requirements, including, among others, environmental standards,

     -    limitations imposed by the ERCOT ISO,

     -    violations of permit limitations,

     -    operator error, and

     - catastrophic events such as fires, hurricanes, explosions, floods, terrorist attacks or other similar occurrences.

     A significant portion of Texas Genco's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at high efficiency and to meet regulatory requirements. This equipment is also likely to require periodic upgrading and improvement. Any unexpected failure to produce power, including failure caused by breakdown or forced outage, could result in increased costs of operations and reduced earnings.

   TEXAS GENCO RELIES ON POWER TRANSMISSION FACILITIES THAT IT DOES NOT OWN OR CONTROL AND THAT ARE SUBJECT TO TRANSMISSION CONSTRAINTS WITHIN THE ERCOT MARKET. IF THESE FACILITIES FAIL TO PROVIDE TEXAS GENCO WITH ADEQUATE TRANSMISSION CAPACITY, IT MAY NOT BE ABLE TO DELIVER WHOLESALE ELECTRIC POWER TO ITS CUSTOMERS AND IT MAY INCUR ADDITIONAL COSTS.

     Texas Genco depends on transmission and distribution facilities owned and operated by CenterPoint Houston and by others to deliver the wholesale electric power it sells from its power generation facilities to its customers, who in turn deliver power to the end users. If transmission is disrupted, or if transmission capacity infrastructure is inadequate, Texas Genco's ability to sell and deliver wholesale electric energy may be adversely impacted.

     The single control area of the ERCOT market is currently organized into four congestion zones. Transmission congestion between the zones could impair Texas Genco's ability to schedule power for transmission across zonal boundaries, which are defined by the ERCOT ISO, thereby inhibiting Texas Genco's efforts to match its facility scheduled outputs with its customer scheduled requirements. In addition, power generators participating in the ERCOT market could be liable for congestion costs associated with transferring power between zones.

   TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED BY A DISRUPTION OF ITS FUEL SUPPLIES.

     Texas Genco relies primarily on natural gas, coal, lignite and uranium to fuel its generation facilities. Texas Genco purchases its fuel from a number of different suppliers under long-term contracts and on the spot market. Under Texas Genco's capacity auctions, it sells firm entitlements to capacity and ancillary services. Therefore, any disruption in the delivery of fuel could prevent Texas Genco from operating its facilities, or force Texas Genco to enter into alternative arrangements at higher than prevailing market prices, to meet its auction commitments, which could adversely affect its results of operations, financial condition and cash flows.

   TO DATE, TEXAS GENCO HAS SOLD A SUBSTANTIAL PORTION OF ITS AUCTIONED CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES DECLINED TO PARTICIPATE IN TEXAS GENCO'S FUTURE AUCTIONS OR FAILED TO MAKE PAYMENTS WHEN DUE UNDER RELIANT RESOURCES' PURCHASED ENTITLEMENTS.

    Subsidiaries of Reliant Resources purchased entitlements to 63% of Texas Genco's available 2002 capacity and through July 2003 had purchased 71% of Texas Genco's available 2003 capacity. Reliant Resources made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements Texas Genco auctions in its contractually mandated auctions or through the submission of bids. In the event Reliant Resources declined to participate in Texas Genco's future auctions or failed to make payments when due, Texas Genco's results of operations, financial condition and cash flows could be adversely affected. As of June 30, 2003, Reliant Resources' securities ratings are below investment grade. Texas Genco has been granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

   TEXAS GENCO MAY INCUR SUBSTANTIAL COSTS AND LIABILITIES AS A RESULT OF ITS OWNERSHIP OF NUCLEAR FACILITIES.

     Texas Genco owns a 30.8% interest in the South Texas Project, a nuclear powered generation facility. As a result, Texas Genco is subject to risks associated with the ownership and operation of nuclear facilities. These risks include:

     - the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,

     - limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations, and

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

   TEXAS GENCO'S OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION, INCLUDING ENVIRONMENTAL REGULATION. IF TEXAS GENCO FAILS TO COMPLY WITH APPLICABLE REGULATIONS OR OBTAIN OR MAINTAIN ANY NECESSARY GOVERNMENTAL PERMIT OR APPROVAL, IT MAY BE SUBJECT TO CIVIL, ADMINISTRATIVE AND/OR CRIMINAL PENALTIES THAT COULD ADVERSELY IMPACT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

     Texas Genco's business is subject to extensive environmental regulation by federal, state and local authorities. Texas Genco is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating its facilities. Texas Genco may incur significant additional costs to comply with these requirements. If Texas Genco fails to comply with these requirements or with any other regulatory requirements that apply to its operations, it could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail its operations. These liabilities or actions could adversely impact its results of operations, financial condition and cash flows.

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

RISK FACTORS AFFECTING OUR NATURAL GAS DISTRIBUTION AND PIPELINES AND GATHERING BUSINESSES

   CERC'S BUSINESSES MUST COMPETE WITH ALTERNATIVE ENERGY SOURCES, AND ITS PIPELINES AND GATHERING BUSINESSES MUST COMPETE DIRECTLY WITH OTHERS IN THE TRANSPORTATION AND STORAGE OF NATURAL GAS.

     CERC competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and marketers also compete directly with CERC for natural gas sales to end-users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CERC's facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas marketed, sold or transported by CERC as a result of competition may have an adverse impact on CERC's results of operations, financial condition and cash flows.

     CERC's two interstate pipelines and its gathering systems compete with other interstate and intrastate pipelines and gathering systems in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. They also compete indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price. The actions of CERC's competitors could lead to lower prices, which may have an adverse impact on CERC's results of operations, financial condition and cash flows.

   CERC'S NATURAL GAS DISTRIBUTION BUSINESS IS SUBJECT TO FLUCTUATIONS IN NATURAL GAS PRICING LEVELS.

     CERC is subject to risk associated with price movements of natural gas. Movements in natural gas prices might affect CERC's ability to collect balances due from its customers and could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC's tariff rates. In addition, a sustained period of high natural gas prices could apply downward demand pressure on natural gas consumption in CERC's service territory. Additionally, increasing gas prices could create the need for CERC to provide collateral in order to purchase gas.

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

   IF CERC FAILS TO EXTEND CONTRACTS WITH TWO OF ITS SIGNIFICANT INTERSTATE PIPELINES' CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON ITS OPERATIONS.

     Contracts with two of our interstate pipelines' significant customers, CenterPoint Energy Arkla and LaClede Gas Company, are currently scheduled to expire in 2005 and 2007, respectively. To the extent the pipelines are unable to extend these contracts or the contracts are renegotiated at rates substantially different than the rates provided in the current contracts, it could have an adverse effect on CERC's results of operations, financial condition and cash flows.

   CERC'S INTERSTATE PIPELINES ARE SUBJECT TO FLUCTUATIONS IN THE SUPPLY OF GAS.

     CERC's interstate pipelines largely rely on gas sourced in the various supply basins located in the Midcontinent region of the United States. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on CERC's results of operations, financial condition and cash flows.

   CERC'S REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

    A portion of CERC's revenues are derived from natural gas sales and transportation. Thus, CERC's revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

        RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND FINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of June 30, 2003, we had $11.1 billion of outstanding indebtedness and trust preferred securities, including approximately $157 million of debt that must be refinanced in 2003. In addition, the capital constraints and other factors currently impacting our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current or historical indebtedness. These terms may negatively impact our ability to operate our business, adversely affect our financial condition and results of operations or severely restrict or prohibit distributions from our subsidiaries. The success of our future financing efforts may depend, at least in part, on:

     -    general economic and capital market conditions,

     -    credit availability from financial institutions and other lenders,

     -    investor confidence in us and the market in which we operate,

     -    maintenance of acceptable credit ratings,

     - market expectations regarding our future earnings and probable cash flows,

     - market perceptions of our ability to access capital markets on reasonable terms,

     - our exposure to Reliant Resources in connection with its indemnification obligations arising in connection with its separation from us,

     -    provisions of relevant tax and securities laws, and

     - our ability to obtain approval of financing transactions under the 1935 Act.

     As of June 30, 2003, our CenterPoint Houston subsidiary had $2.8 billion of general mortgage bonds outstanding. It may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $680 million of additional general mortgage bonds could be issued on the basis of property additions as of June 30, 2003, CenterPoint Houston has agreed under the $1.3 billion collateralized term loan maturing in 2005 to not issue, subject to certain exceptions, any incremental secured or unsecured debt. In addition, CenterPoint Houston is contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     Our current credit ratings are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy and Subsidiaries -- Liquidity and Capital Resources -- Future Sources and Uses of Cash Flows -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

   AS A HOLDING COMPANY WITH NO OPERATIONS OF OUR OWN, WE WILL DEPEND ON DISTRIBUTIONS FROM OUR SUBSIDIARIES TO MEET OUR PAYMENT OBLIGATIONS, AND PROVISIONS OF APPLICABLE LAW OR CONTRACTUAL RESTRICTIONS COULD LIMIT THE AMOUNT OF THOSE DISTRIBUTIONS.

     We derive substantially all our operating income from, and hold substantially all our assets through, our subsidiaries. As a result, we will depend on distributions from our subsidiaries in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and will have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends and those under the 1935 Act, limit their ability to make payments or other distributions to us, and they could agree to contractual restrictions on their ability to make distributions.

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

   AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH
   FLOWS.

     As of June 30, 2003, we had $3.7 billion of outstanding floating-rate debt owed to third parties. Because of capital constraints impacting our business at the time some of this floating-rate debt was entered into, the interest rates are substantially above our historical borrowing rates. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. Any increase in short-term interest rates would result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

                                   OTHER RISKS

   WE AND CENTERPOINT HOUSTON COULD INCUR LIABILITIES ASSOCIATED WITH BUSINESSES AND ASSETS THAT WE HAVE TRANSFERRED TO OTHERS.

     Under some circumstances, we and CenterPoint Houston could incur liabilities associated with assets and businesses we and CenterPoint Houston no longer own. These assets and businesses were previously owned by Reliant Energy directly or through subsidiaries and include:

     - those transferred to Reliant Resources or its subsidiaries in connection with the organization and capitalization of Reliant Resources prior to its initial public offering in 2001,

     - those transferred to Texas Genco in connection with its organization and capitalization, and

     - those transferred to CenterPoint Energy in connection with the Restructuring.

     In connection with the organization and capitalization of Reliant Resources, Reliant Resources and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. Reliant Resources also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on Reliant Resources and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Reliant Resources, regardless of the time those liabilities arose. If Reliant Resources is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, we or CenterPoint Houston could be responsible for satisfying the liability.

     Reliant Resources reported in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 that as of March 31, 2003 it had $7.9 billion of total debt and its unsecured debt ratings are currently below investment grade. If Reliant Resources is unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

     Reliant Energy and Reliant Resources are named as defendants in a number of lawsuits arising out of power sales in California and other West Coast markets and financial reporting matters. Although these matters relate to the business and operations of Reliant Resources, claims against Reliant Energy have been made on grounds that include the effect of Reliant Resources' financial results on Reliant Energy's historical financial statements and liability of Reliant Energy as a controlling shareholder of Reliant Resources. We or CenterPoint Houston could incur liability if claims in one or more of these lawsuits were successfully asserted against us or CenterPoint

Houston and indemnification from Reliant Resources were determined to be unavailable or if Reliant Resources were unable to satisfy indemnification obligations owed with respect to those claims.

     In connection with the organization and capitalization of Texas Genco, Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were held by CenterPoint Houston and CenterPoint Houston was not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy had not been released from the liability in connection with the transfer, CenterPoint Houston could be responsible for satisfying the liability.

   IF THE ERCOT MARKET DOES NOT FUNCTION IN THE MANNER CONTEMPLATED BY THE TEXAS ELECTRIC RESTRUCTURING LAW, TEXAS GENCO'S AND CENTERPOINT HOUSTON'S BUSINESS, PROSPECTS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED.

     The competitive electric market in Texas became fully operational in January 2002, and none of CenterPoint Houston, Texas Genco, the Texas Utility Commission, ERCOT or other market participants has any significant operating history under the market framework created by the Texas electric restructuring law. The initiatives under the Texas electric restructuring law have had a significant impact on the nature of the electric power industry in Texas and the manner in which participants in the ERCOT market conduct their business. These changes are ongoing, and we cannot predict the future development of the ERCOT market or the ultimate effect that this changing regulatory environment will have on the businesses of CenterPoint Houston or Texas Genco.

     Some restructured markets in other states have experienced supply problems and extreme price volatility. If the ERCOT market does not function as intended by the Texas electric restructuring law, Texas Genco's and CenterPoint Houston's results of operations, financial condition and cash flows could be adversely affected. In addition, any market failures could lead to revisions or reinterpretations of the Texas electric restructuring law, the adoption of new laws and regulations applicable to Texas Genco or CenterPoint Houston or their respective facilities and other future changes in laws and regulations that may have a detrimental effect on Texas Genco's and CenterPoint Houston's businesses.

   WE, TOGETHER WITH OUR SUBSIDIARIES, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

     We and our subsidiaries are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. Approval of filings under the 1935 Act can take extended periods.

     We received an order from the SEC under the 1935 Act on June 30, 2003 relating to our financing activities, which is effective until June 30, 2005. We must seek a new order before the expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC.

      The United States Congress is currently considering legislation which has a provision that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

   OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     We currently have general liability and property insurance in effect to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. The costs of our insurance coverage have increased significantly in recent months and may continue to increase in the future.

     Texas Genco and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of June 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them. In particular, Texas Genco's insurance policies are subject to certain limits and deductibles and do not include business interruption coverage.

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

   CHANGES IN TECHNOLOGY MAY ADVERSELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

     A significant portion of Texas Genco's generation facilities were constructed many years ago and rely on older technologies. Some of Texas Genco's competitors may have newer generation facilities and technologies that allow them to produce and sell power more efficiently, which could adversely affect Texas Genco's results of operations, financial condition and cash flows. In addition, research and development activities are ongoing to improve alternate technologies to produce electricity, including fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the current costs of electricity production utilizing newer facilities to a level that is below that of Texas Genco's generation facilities. If this occurs, Texas Genco's generation facilities will be less competitive and the value of its power plants could be significantly impaired. Also, electricity demand could be reduced by increased conservation efforts and advances in technology that could likewise significantly reduce the value of Texas Genco's power generation facilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                         REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
----------- ------------------------------------------- -----------------------------------------------------  --------------

3.1        --    Amended and Restated Articles of       CenterPoint Energy's Registration          3-69502          3.1
                 Incorporation of CenterPoint Energy    Statement on Form S-4

3.2        --    Articles of Amendment to Amended       CenterPoint Energy's Form 10-K for the     1-31447         3.1.1
                 and Restated Articles of               year ended December 31, 2001
                 Incorporation of CenterPoint Energy

3.3        --    Amended and Restated Bylaws of         CenterPoint Energy's Form 10-K for the     1-31447          3.2
                 CenterPoint Energy                     year ended December 31, 2001

3.4        --    Statement of Resolution                CenterPoint Energy's Form 10-K for the     1-31447          3.3
                 Establishing Series of Shares          year ended December 31, 2001
                 designated Series A Preferred Stock
                 of CenterPoint Energy

4.1        --    Form of CenterPoint Energy Stock       CenterPoint Energy's Registration          3-69502          4.1
                 Certificate                            Statement on Form S-4

4.2        --    Rights Agreement dated January         CenterPoint Energy's Form 10-K for the     1-31447          4.2
                 1, 2002 between CenterPoint Energy     year ended December 21, 2001
                 and JPMorgan Chase Bank, as Rights
                 Agent

4.3.1      --    General Mortgage Indenture,            CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(1)
                 dated as of October 10, 2002,          quarter ended September 30, 2002
                 between CenterPoint Houston and
                 JPMorgan Chase Bank, as Trustee

4.3.2      --    First Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(2)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.3      --    Second Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(3)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.4      --    Third Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(4)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.5      --    Fourth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(5)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.6      --    Fifth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(6)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.7      --    Sixth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(7)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.8      --    Seventh Supplemental Indenture         CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(8)
                 to Exhibit 4.3.1, dated as of          quarter ended September 30, 2002
                 October 10, 2002

4.3.9      --    Eighth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(9)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.10     --    Ninth Supplemental Indenture to        CenterPoint Energy's Form 10-K for the     1-31447       4(e)(10)
                 Exhibit 4.3.1, dated as of November    year ended December 31, 2002
                 12, 2002

4.3.11     --    Tenth Supplemental Indenture to        CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 Exhibit 4.3.1, dated as of March 18,   March 13, 2003
                 2003

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                         REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
----------- ------------------------------------------- -----------------------------------------------------  --------------

4.3.12     --    Eleventh Supplemental Indenture        CenterPoint Energy's Form 8-K dated May    1-31447          4.1
                 to Exhibit 4.3.1, dated as of May      16, 2003
                 23, 2003
           --
4.3.13     --    Officer's Certificate dated            CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 March 18, 2003 setting forth the       March 13, 2003
                 form, terms and provisions of the
                 Tenth Series and Eleventh Series
                 of general mortgage bonds

+4.3.14    --    Registration Rights Agreement,
                 dated as of March 18, 2003, among
                 CenterPoint Houston and the
                 representatives of the initial
                 purchasers named therein relating
                 to Tenth Series and Eleventh Series
                 of general mortgage bonds.

4.3.15     --    Officer's Certificate dated May        CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 23, 2003 setting forth the form,       May 16, 2003
                 terms and provisions of the Twelfth
                 Series of general mortgage bonds

 +4.3.16   --    Registration Rights Agreement, dated
                 as of May 23, 2003, among CenterPoint
                 Houston and the representatives of the
                 initial purchasers named therein
                 relating to Twelfth Series of general
                 mortgage bonds

4.4.1      --    Indenture, dated as of February        CERC's Form 8-K dated February 5, 1998     1-13265          4.1
                 1, 1998, between RERC Corp. and
                 Chase Bank of Texas, National
                 Association, as Trustee

4.4.2      --    Supplemental Indenture No. 1 to        CERC's Form 8-K dated February 5, 1998     1-13265          4.2
                 Exhibit 4.4.1, dated as of February
                 1, 1998,  providing for the issuance
                 of RERC Corp.'s 6 1/2%  Debentures
                 due February 1, 2008

4.4.3      --    Supplemental Indenture No. 2 to        CERC's Form 8-K dated November 9, 1998     1-13265          4.1
                 Exhibit 4.4.1, dated as of November
                 1, 1998,  providing for the issuance
                 of RERC Corp.'s 6 3/8%  Term
                 Enhanced ReMarketable Securities

4.4.4      --    Supplemental Indenture No. 3 to        CERC's Registration Statement on Form     333-49162         4.2
                 Exhibit 4.4.1, dated as of July 1,     S-4
                 2000,  providing for the issuance of
                 RERC Corp.'s 8.125%  Notes due 2005

4.4.5      --    Supplemental Indenture No. 4 to        CERC's Form 8-K dated February 21, 2001    1-13265          4.1
                 Exhibit 4.4.1, dated as of February
                 15, 2001,  providing for the
                 issuance of RERC Corp.'s 7.75%
                 Notes due 2011

4.4.6      --    Supplemental Indenture No. 5 to        CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 Exhibit 4.4.1, dated as of March 25,    March 18, 2003 2003,
                 providing for the issuance of CERC
                 Corp.'s 7.875% Senior Notes due
                 2013

4.4.7      --    Supplemental Indenture No. 6 to        CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 Exhibit 4.4.1, dated as of April 14,   April 7, 2003
                 2003, providing for the issuance of
                 additional CERC Corp. 7.875% Senior
                 Notes due 2013

+4.4.8     --    Registration Rights Agreement, dated
                 as of March 25, 2003, among CERC and
                 the initial purchasers named therein
                 relating to CERC Corp.'s 7.875% Senior
                 Notes due 2013

+4.4.9     --    Registration Rights Agreement dated as
                 of April 14, 2003, among CERC and the
                 initial purchasers names therein
                 relating to CERC Corp.'s 7.875% Senior
                 Notes due 2013

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                         REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
----------- ------------------------------------------- -----------------------------------------------------  --------------

4.5.1      --    Indenture, dated as of May 19,         CenterPoint Energy's Form 8-K dated May    1-31447          4.1
                 2003, between CenterPoint Energy and   19, 2003
                 JPMorgan Chase Bank, as Trustee

4.5.2      --    Supplemental Indenture No. 1 to        CenterPoint Energy's Form 8-K dated May    1-31447          4.2
                 Exhibit 4.5.1, dated as of May 19,     19, 2003
                 2003 providing for the issuance of
                 CenterPoint Energy's 3.75%
                 Convertible Senior Notes due 2023

4.5.3      --    Supplemental Indenture No. 2 to        CenterPoint Energy's Form 8-K dated May    1-31447          4.3
                 Exhibit 4.5.1, dated as of May 27,    19, 2003 2003 providing for
                 the issuance of CenterPoint Energy's
                 5.875% Senior Notes due 2008 and
                 6.85% Senior Notes due 2015

+4.5.4     --    Registration Rights Agreement, dated
                 as of May 19, 2003, among CenterPoint
                 Energy and the representatives of the
                 initial purchasers named therein
                 relating to CenterPoint Energy's 3.75%
                 Convertible Senior Notes due 2023

+4.5.5     --    Registration Rights Agreement, dated
                 as of May 27, 2003, among CenterPoint
                 Energy and the representatives of the
                 initial purchasers named therein
                 relating to CenterPoint Energy's
                 5.875% Senior Notes due 2008 and 6.85%
                 Senior Notes due 2015

+10.1      --    Pledge Agreement dated as of May 28,
                 2003, by Utility Holding, LLC, in
                 favor of JP Morgan Chase Bank, as
                 administrative agent
            --
+31.1       --   Section 302 Certification of David M.
                 McClanahan

+31.2       --   Section 302 Certification of Gary L.
                 Whitlock

+32.1       --   Section 906 Certification of David M.
                 McClanahan

+32.2       --   Section 906 Certification of Gary L.
                 Whitlock

+99.1      --    Items incorporated by reference from
                 the CenterPoint Energy Form 10-K: Item
                 1 "Business - Environmental Matters,"
                 Item 3 "Legal Proceedings".

+99.2      --    Items incorporated by reference from
                 the CenterPoint Energy Current Report
                 on Form 8-K dated May 12, 2003:
                 Exhibit 99.1 "Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations and Selected
                 Financial Data - Certain Factors
                 Affecting Future Earnings" and the
                 following Notes from Exhibit 99.2:
                 Notes 3(d) (Long-Lived Assets and
                 Intangibles), 3(e) (Regulatory Assets
                 and Liabilities), 3(k) (Investment in
                 Other Debt and Equity Securities), 4
                 (Regulatory Matters), 5 (Derivative
                 Instruments), 7 (Indexed Debt
                 Securities (ACES and ZENS) and AOL
                 Time Warner Securities), 9(b)
                 (Long-term Debt), 10 (Trust Preferred
                 Securities), 11 (Stock-Based Incentive
                 Compensation Plans and Employee
                 Benefit Plans) and 13 (Commitments and
                 Contingencies).

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

     On May 16, 2003, we filed a Current Report on Form 8-K dated May 12, 2003, announcing our intent to sell $400 million aggregate principal amount of convertible senior notes in a private offering, announcing the pricing of $500 million of 3.75% Convertible Senior Notes due 2023 in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended, and reporting the filing of an additional class action lawsuit in California against CenterPoint Energy, Inc. and others.

     On May 30, 2003, we filed a Current Report on Form 8-K dated May 30, 2003, announcing that we had permanently reduced our bank credit facility by approximately $1 billion to $2.846 billion, resulting in the extinguishment of the rights granted to the lenders under our credit facility to receive warrants to purchase up to 10% of our common stock. This reduction also eliminated an additional limitation on dividends that would have been applicable under the credit facility in 2004. Additionally, we reported that we had received approval from the SEC to pledge the Texas Genco Holdings, Inc. stock we own as security for the credit facility.

     On June 3, 2003, we filed a Current Report on Form 8-K dated May 19, 2003, announcing the closing of $575 million of 3.75% Convertible Senior Notes due 2023 and the pricing and closing of $400 million aggregate principal amount of senior notes in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended. Of the $400 million aggregate principal amount of senior notes, $200 million, at an interest rate of 5.875 percent, will be due June 1, 2008 and the remaining $200 million, with an interest rate of 6.85 percent, will be due on June 1, 2015.

     On June 11, 2003, we filed a Current Report on Form 8-K dated June 2, 2003, to furnish information under Item 9 of that form regarding a slide presentation and information regarding our external debt balances to be presented to various members of the utility industry and the financial and investment community at the Deutsche Bank Electric Power conference.

     On June 20, 2003, we filed a Current Report on Form 8-K dated May 16, 2003, announcing the pricing and closing of $200 million aggregate principal amount of general mortgage bonds of our subsidiary, CenterPoint Energy Houston Electric, LLC, in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended. The bonds bear interest at a rate of 5.60 percent and will be due July 1, 2023.

     On June 20, 2003, we filed a Current Report on Form 8-K dated June 18, 2003, announcing that the Public Utility Commission of Texas (Texas Utility Commission) ruled that the filing by our subsidiary CenterPoint Energy Houston Electric, LLC, for recovery of its stranded costs and regulatory assets as provided by the Texas electric restructuring law will be made on March 31, 2004. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility.

     On July 29, 2003, we filed a Current Report on Form 8-K dated July 29, 2003, in which we announced second quarter 2003 earnings.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTERPOINT ENERGY, INC.





                          By:        /s/ James S. Brian
                              ----------------------------------------
                                        James S. Brian
                        Senior Vice President and Chief Accounting Officer



Date:  August 13, 2003

                                Index to Exhibits



         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                         REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
----------- ------------------------------------------- -----------------------------------------------------  --------------

3.1        --    Amended and Restated Articles of       CenterPoint Energy's Registration          3-69502          3.1
                 Incorporation of CenterPoint Energy    Statement on Form S-4

3.2        --    Articles of Amendment to Amended       CenterPoint Energy's Form 10-K for the     1-31447         3.1.1
                 and Restated Articles of               year ended December 31, 2001
                 Incorporation of CenterPoint Energy

3.3        --    Amended and Restated Bylaws of         CenterPoint Energy's Form 10-K for the     1-31447          3.2
                 CenterPoint Energy                     year ended December 31, 2001

3.4        --    Statement of Resolution                CenterPoint Energy's Form 10-K for the     1-31447          3.3
                 Establishing Series of Shares          year ended December 31, 2001
                 designated Series A Preferred Stock
                 of CenterPoint Energy

4.1        --    Form of CenterPoint Energy Stock       CenterPoint Energy's Registration          3-69502          4.1
                 Certificate                            Statement on Form S-4

4.2        --    Rights Agreement dated January         CenterPoint Energy's Form 10-K for the     1-31447          4.2
                 1, 2002 between CenterPoint Energy     year ended December 21, 2001
                 and JPMorgan Chase Bank, as Rights
                 Agent

4.3.1      --    General Mortgage Indenture,            CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(1)
                 dated as of October 10, 2002,          quarter ended September 30, 2002
                 between CenterPoint Houston and
                 JPMorgan Chase Bank, as Trustee

4.3.2      --    First Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(2)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.3      --    Second Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(3)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.4      --    Third Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(4)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.5      --    Fourth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(5)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.6      --    Fifth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(6)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.7      --    Sixth Supplemental Indenture to        CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(7)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.8      --    Seventh Supplemental Indenture         CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(8)
                 to Exhibit 4.3.1, dated as of          quarter ended September 30, 2002
                 October 10, 2002

4.3.9      --    Eighth Supplemental Indenture to       CenterPoint Houston's Form 10-Q for the    1-3187         4(j)(9)
                 Exhibit 4.3.1, dated as of October     quarter ended September 30, 2002
                 10, 2002

4.3.10     --    Ninth Supplemental Indenture to        CenterPoint Energy's Form 10-K for the     1-31447       4(e)(10)
                 Exhibit 4.3.1, dated as of November    year ended December 31, 2002
                 12, 2002

4.3.11     --    Tenth Supplemental Indenture to        CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 Exhibit 4.3.1, dated as of March 18,   March 13, 2003
                 2003

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                         REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
----------- ------------------------------------------- -----------------------------------------------------  --------------

4.3.12     --    Eleventh Supplemental Indenture        CenterPoint Energy's Form 8-K dated May    1-31447          4.1
                 to Exhibit 4.3.1, dated as of May      16, 2003
                 23, 2003
           --
4.3.13     --    Officer's Certificate dated            CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 March 18, 2003 setting forth the       March 13, 2003
                 form, terms and provisions of the
                 Tenth Series and Eleventh Series
                 of general mortgage bonds

+4.3.14    --    Registration Rights Agreement,
                 dated as of March 18, 2003, among
                 CenterPoint Houston and the
                 representatives of the initial
                 purchasers named therein relating
                 to Tenth Series and Eleventh Series
                 of general mortgage bonds.

4.3.15     --    Officer's Certificate dated May        CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 23, 2003 setting forth the form,       May 16, 2003
                 terms and provisions of the Twelfth
                 Series of general mortgage bonds

 +4.3.16   --    Registration Rights Agreement, dated
                 as of May 23, 2003, among CenterPoint
                 Houston and the representatives of the
                 initial purchasers named therein
                 relating to Twelfth Series of general
                 mortgage bonds

4.4.1      --    Indenture, dated as of February        CERC's Form 8-K dated February 5, 1998     1-13265          4.1
                 1, 1998, between RERC Corp. and
                 Chase Bank of Texas, National
                 Association, as Trustee

4.4.2      --    Supplemental Indenture No. 1 to        CERC's Form 8-K dated February 5, 1998     1-13265          4.2
                 Exhibit 4.4.1, dated as of February
                 1, 1998,  providing for the issuance
                 of RERC Corp.'s 6 1/2%  Debentures
                 due February 1, 2008

4.4.3      --    Supplemental Indenture No. 2 to        CERC's Form 8-K dated November 9, 1998     1-13265          4.1
                 Exhibit 4.4.1, dated as of November
                 1, 1998,  providing for the issuance
                 of RERC Corp.'s 6 3/8%  Term
                 Enhanced ReMarketable Securities

4.4.4      --    Supplemental Indenture No. 3 to        CERC's Registration Statement on Form     333-49162         4.2
                 Exhibit 4.4.1, dated as of July 1,     S-4
                 2000,  providing for the issuance of
                 RERC Corp.'s 8.125%  Notes due 2005

4.4.5      --    Supplemental Indenture No. 4 to        CERC's Form 8-K dated February 21, 2001    1-13265          4.1
                 Exhibit 4.4.1, dated as of February
                 15, 2001,  providing for the
                 issuance of RERC Corp.'s 7.75%
                 Notes due 2011

4.4.6      --    Supplemental Indenture No. 5 to        CenterPoint Energy's Form 8-K dated        1-31447          4.1
                 Exhibit 4.4.1, dated as of March 25,    March 18, 2003 2003,
                 providing for the issuance of CERC
                 Corp.'s 7.875% Senior Notes due
                 2013

4.4.7      --    Supplemental Indenture No. 6 to        CenterPoint Energy's Form 8-K dated        1-31447          4.2
                 Exhibit 4.4.1, dated as of April 14,   April 7, 2003
                 2003, providing for the issuance of
                 additional CERC Corp. 7.875% Senior
                 Notes due 2013

+4.4.8     --    Registration Rights Agreement, dated
                 as of March 25, 2003, among CERC and
                 the initial purchasers named therein
                 relating to CERC Corp.'s 7.875% Senior
                 Notes due 2013

+4.4.9     --    Registration Rights Agreement dated as
                 of April 14, 2003, among CERC and the
                 initial purchasers names therein
                 relating to CERC Corp.'s 7.875% Senior
                 Notes due 2013

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                         REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                      REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
----------- ------------------------------------------- -----------------------------------------------------  --------------

4.5.1      --    Indenture, dated as of May 19,         CenterPoint Energy's Form 8-K dated May    1-31447          4.1
                 2003, between CenterPoint Energy and   19, 2003
                 JPMorgan Chase Bank, as Trustee

4.5.2      --    Supplemental Indenture No. 1 to        CenterPoint Energy's Form 8-K dated May    1-31447          4.2
                 Exhibit 4.5.1, dated as of May 19,     19, 2003
                 2003 providing for the issuance of
                 CenterPoint Energy's 3.75%
                 Convertible Senior Notes due 2023

4.5.3      --    Supplemental Indenture No. 2 to        CenterPoint Energy's Form 8-K dated May    1-31447          4.3
                 Exhibit 4.5.1, dated as of May 27,     19, 2003 2003 providing for
                 the issuance of CenterPoint Energy's
                 5.875% Senior Notes due 2008 and
                 6.85% Senior Notes due 2015

+4.5.4     --    Registration Rights Agreement, dated
                 as of May 19, 2003, among CenterPoint
                 Energy and the representatives of the
                 initial purchasers named therein
                 relating to CenterPoint Energy's 3.75%
                 Convertible Senior Notes due 2023

+4.5.5     --    Registration Rights Agreement, dated
                 as of May 27, 2003, among CenterPoint
                 Energy and the representatives of the
                 initial purchasers named therein
                 relating to CenterPoint Energy's
                 5.875% Senior Notes due 2008 and 6.85%
                 Senior Notes due 2015

+10.1      --    Pledge Agreement dated as of May 28,
                 2003, by Utility Holding, LLC, in
                 favor of JP Morgan Chase Bank, as
                 administrative agent
            --
+31.1       --   Section 302 Certification of David M.
                 McClanahan

+31.2       --   Section 302 Certification of Gary L.
                 Whitlock

+32.1       --   Section 906 Certification of David M.
                 McClanahan

+32.2       --   Section 906 Certification of Gary L.
                 Whitlock

+99.1      --    Items incorporated by reference from
                 the CenterPoint Energy Form 10-K: Item
                 1 "Business - Environmental Matters,"
                 Item 3 "Legal Proceedings".

+99.2      --    Items incorporated by reference from
                 the CenterPoint Energy Current Report
                 on Form 8-K dated May 12, 2003:
                 Exhibit 99.1 "Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations and Selected
                 Financial Data - Certain Factors
                 Affecting Future Earnings" and the
                 following Notes from Exhibit 99.2:
                 Notes 3(d) (Long-Lived Assets and
                 Intangibles), 3(e) (Regulatory Assets
                 and Liabilities), 3(k) (Investment in
                 Other Debt and Equity Securities), 4
                 (Regulatory Matters), 5 (Derivative
                 Instruments), 7 (Indexed Debt
                 Securities (ACES and ZENS) and AOL
                 Time Warner Securities), 9(b)
                 (Long-term Debt), 10 (Trust Preferred
                 Securities), 11 (Stock-Based Incentive
                 Compensation Plans and Employee
                 Benefit Plans) and 13 (Commitments and
                 Contingencies).