Form 10-Q
period 2003-09-30
CENTERPOINT ENERGY INC
filed 2003-11-12
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .
                               --------------    ---------------

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

                         ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

As of November 3, 2003, CenterPoint Energy, Inc. had 306,077,942 shares of common stock outstanding, including 356,476 ESOP shares not deemed outstanding for financial statement purposes and excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements.............................................................     1
                 Statements of Consolidated Operations
                      Three Months and Nine Months Ended September 30, 2002 and 2003 (unaudited)......     1
                 Consolidated Balance Sheets
                      December 31, 2002 and September 30, 2003 (unaudited)............................     2
                 Statements of Consolidated Cash Flows
                      Nine Months Ended September 30, 2002 and 2003 (unaudited).......................     4
                 Notes to Unaudited Consolidated Interim Financial Statements.........................     5
             Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations of CenterPoint Energy and Subsidiaries ...................................    33
             Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................    58
             Item 4. Controls and Procedures..........................................................    60

PART II.     OTHER INFORMATION
             Item 1. Legal Proceedings................................................................    61
             Item 5. Other Information................................................................    61
             Item 6. Exhibits and Reports on Form 8-K.................................................    73

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" in Item 5 of Part II of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                            -------------                     -------------
                                                                        2002             2003             2002             2003
                                                                        ----             ----             ----             ----
REVENUES ......................................................     $ 1,916,787      $ 2,250,218      $ 5,792,600      $ 7,241,286
                                                                    -----------      -----------      -----------      -----------
EXPENSES:
  Fuel and cost of gas sold ...................................         810,679        1,033,601        2,715,299        3,973,604
  Purchased power .............................................          34,592           20,259           87,216           55,227
  Operation and maintenance ...................................         385,484          392,172        1,145,951        1,198,133
  Depreciation and amortization ...............................         160,136          160,250          459,616          469,794
  Taxes other than income taxes ...............................          94,565           95,212          311,850          288,747
                                                                    -----------      -----------      -----------      -----------
      Total ...................................................       1,485,456        1,701,494        4,719,932        5,985,505
                                                                    -----------      -----------      -----------      -----------
OPERATING INCOME ..............................................         431,331          548,724        1,072,668        1,255,781
                                                                    -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Gain (loss) on Time Warner investment .......................         (82,189)         (21,207)        (530,000)          43,497
  Gain (loss) on indexed debt securities ......................          86,622           17,040          508,578          (38,510)
  Interest expense ............................................        (170,270)        (236,957)        (427,870)        (676,038)
  Distribution on trust preferred securities ..................         (13,898)              --          (41,647)         (27,797)
  Other, net ..................................................           3,134            1,919           17,922            6,707
                                                                    -----------      -----------      -----------      -----------
      Total ...................................................        (176,601)        (239,205)        (473,017)        (692,141)
                                                                    -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
  INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........         254,730          309,519          599,651          563,640
  Income Tax Expense ..........................................         (92,835)        (110,799)        (206,748)        (196,254)
  Minority Interest ...........................................              (8)         (15,686)              (4)         (19,915)
                                                                    -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ...........................................         161,887          183,034          392,899          347,471
  Discontinued Operations:
    Income from Reliant Resources, net of tax .................          47,708               --           82,157               --
    Income (loss) from Other Operations, net of tax ...........            (436)          (1,212)           1,352           (2,077)
    Loss on disposal of Reliant Resources .....................      (4,333,652)              --       (4,333,652)              --
    Loss on disposal of Other Operations, net of tax ..........              --              (97)              --          (12,086)
  Cumulative Effect of Accounting Change, net of minority
    interest and tax ..........................................              --               --               --           80,072
                                                                    -----------      -----------      -----------      -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS .........     $(4,124,493)     $   181,725      $(3,857,244)     $   413,380
                                                                    ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE:
  Income from Continuing Operations before Cumulative Effect of
    Accounting Change .........................................     $      0.54      $      0.60      $      1.32      $      1.15
  Discontinued Operations:
    Income from Reliant Resources, net of tax .................            0.16               --             0.28               --
    Income (loss) from Other Operations, net of tax ...........              --               --               --            (0.01)
    Loss on disposal of Reliant Resources .....................          (14.50)              --           (14.56)              --
    Loss on disposal of Other Operations, net of tax ..........              --               --               --            (0.04)
  Cumulative Effect of Accounting Change, net of minority
  interest and tax ............................................              --               --               --             0.26
                                                                    -----------      -----------      -----------      -----------
  Net Income (Loss) Attributable to Common Shareholders .......     $    (13.80)     $      0.60      $    (12.96)     $      1.36
                                                                    ===========      ===========      ===========      ===========
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations before Cumulative Effect of
    Accounting Change .........................................     $      0.54      $      0.60      $      1.32      $      1.14
  Discontinued Operations:
    Income from Reliant Resources, net of tax .................            0.16               --             0.27               --
    Income (loss) from Other Operations, net of tax ...........              --            (0.01)              --            (0.01)
    Loss on disposal of Reliant Resources .....................          (14.47)              --           (14.51)              --
    Loss on disposal of  Other Operations, net of tax .........              --               --               --            (0.04)
  Cumulative Effect of Accounting Change, net of minority
  interest and tax ............................................              --               --               --             0.26
                                                                    -----------      -----------      -----------      -----------
  Net Income (Loss) Attributable to Common Shareholders .......     $    (13.77)     $      0.59      $    (12.92)     $      1.35
                                                                    ===========      ===========      ===========      ===========

 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                           DECEMBER 31,         SEPTEMBER 30,
                                                               2002                 2003
                                                               ----                 ----
CURRENT ASSETS:
   Cash and cash equivalents ....................        $    304,281         $     34,785
   Investment in Time Warner common stock .......             283,486              326,983
   Accounts receivable, net .....................             558,328              497,750
   Accrued unbilled revenues ....................             354,497              224,775
   Fuel stock and petroleum products ............             166,742              262,671
   Materials and supplies .......................             185,074              181,829
   Non-trading derivative assets ................              27,275               15,127
   Taxes receivable .............................              72,027              133,349
   Current assets of discontinued operations ....              12,505                6,399
   Prepaid expenses and other current assets ....              71,138               78,733
                                                         ------------         ------------
     Total current assets .......................           2,035,353            1,762,401
                                                         ------------         ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ................          19,852,729           19,863,869
   Less accumulated depreciation and amortization          (8,487,612)          (8,726,128)
                                                         ------------         ------------
     Property, plant and equipment, net .........          11,365,117           11,137,741
                                                         ------------         ------------
OTHER ASSETS:
   Goodwill, net ................................           1,740,510            1,740,510
   Other intangibles, net .......................              65,880               80,086
   Regulatory assets ............................           4,000,646            4,776,690
   Non-trading derivative assets ................               3,866                8,467
   Non-current assets of discontinued operations               50,272               21,473
   Other ........................................             444,860              531,160
                                                         ------------         ------------
     Total other assets .........................           6,306,034            7,158,386
                                                         ------------         ------------
       TOTAL ASSETS .............................        $ 19,706,504         $ 20,058,528
                                                         ============         ============


 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                      2002                 2003
                                                                                      ----                 ----
CURRENT LIABILITIES:
   Short-term borrowings ................................................        $    347,000         $     55,000
   Current portion of long-term debt ....................................             810,325              168,837
   Indexed debt securities derivative ...................................             224,881              263,391
   Accounts payable .....................................................             621,528              470,202
   Taxes accrued ........................................................             192,570              165,773
   Interest accrued .....................................................             197,274              160,387
   Non-trading derivative liabilities ...................................              26,387               14,388
   Regulatory liabilities ...............................................             168,173              181,359
   Accumulated deferred income taxes, net ...............................             285,214              290,261
   Deferred revenues ....................................................              48,940               59,765
   Current liabilities of discontinued operations .......................               2,856                   --
   Other ................................................................             286,005              249,265
                                                                                 ------------         ------------
     Total current liabilities ..........................................           3,211,153            2,078,628
                                                                                 ------------         ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...............................           2,445,133            2,789,323
   Unamortized investment tax credits ...................................             230,037              217,010
   Non-trading derivative liabilities ...................................                 873                3,830
   Benefit obligations ..................................................             832,152              877,361
   Regulatory liabilities ...............................................             959,421              664,156
   Non-current liabilities of discontinued operations ...................               6,912                8,009
   Other ................................................................             698,121              730,463
                                                                                 ------------         ------------
     Total other liabilities ............................................           5,172,649            5,290,152
                                                                                 ------------         ------------
LONG-TERM DEBT ..........................................................           9,194,320           10,890,928
                                                                                 ------------         ------------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)

 MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .........................                 292              185,308
                                                                                 ------------         ------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY ..............................................................             706,140                   --
                                                                                 ------------         ------------
SHAREHOLDERS' EQUITY:
   Common stock (300,101,587  shares and 305,419,649 shares outstanding
     at December 31, 2002 and September 30, 2003, respectively)..........               3,050                3,060
   Additional paid-in capital ...........................................           3,046,043            2,868,485
   Unearned ESOP stock ..................................................             (78,049)              (9,542)
   Retained deficit .....................................................          (1,062,083)            (751,135)
   Accumulated other comprehensive loss .................................            (487,011)            (497,356)
                                                                                 ------------         ------------
     Total shareholders' equity .........................................           1,421,950            1,613,512
                                                                                 ------------         ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................        $ 19,706,504         $ 20,058,528
                                                                                 ============         ============


 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                     2002                2003
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common shareholders .................        $(3,857,244)        $   413,380
  Add: Loss (income) from discontinued operations, net of tax ...........            (83,509)              2,077
  Add: Loss on disposal of discontinued operations, net of tax ..........          4,333,652              12,086
  Less: Cumulative effect of accounting change, net of minority interest
   and tax ..............................................................                 --             (80,072)
                                                                                 -----------         -----------
  Income from continuing operations before cumulative effect of
    accounting change ...................................................            392,899             347,471
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization .......................................            459,616             469,794
    Fuel-related amortization ...........................................             20,269              15,920
    Deferred income taxes ...............................................            191,547             301,868
    Investment tax credits ..............................................            (13,843)            (13,027)
    Loss (gain) on Time Warner investment ...............................            530,000             (43,497)
    Loss (gain) on indexed debt securities ..............................           (508,578)             38,510
    Minority interest ...................................................                  4              19,915
    Changes in other assets and liabilities:
      Accounts receivable and accrued unbilled revenues, net ............            (39,100)            190,385
      Inventory .........................................................             39,048             (92,684)
      Taxes receivable ..................................................                 --             (61,322)
      Accounts payable ..................................................            (15,893)           (151,326)
      Fuel cost recovery ................................................            188,858              (9,027)
      Net non-trading derivative assets and liabilities .................           (146,747)            (15,955)
      Interest and taxes accrued ........................................           (103,996)            (19,288)
      Net regulatory assets and liabilities .............................           (852,738)           (664,545)
      Other current assets ..............................................            (44,942)             (6,175)
      Other current liabilities .........................................            (54,681)            (25,927)
      Other assets ......................................................              6,811              83,132
      Other liabilities .................................................            102,845              47,990
    Other, net ..........................................................             26,090              22,943
                                                                                 -----------         -----------
        Net cash provided by operating activities .......................            177,469             435,155
                                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................................           (631,446)           (454,819)
  Decrease (increase) in restricted cash ................................              1,448              (1,420)
  Other, net ............................................................             64,534             (25,349)
                                                                                 -----------         -----------
        Net cash used in investing activities ...........................           (565,464)           (481,588)
                                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net .....................................              3,097           5,041,529
  Increase (decrease) in short-term borrowing, net ......................          1,026,355            (292,000)
  Payments of long-term debt ............................................           (220,766)         (4,704,141)
  Payment of common stock dividends .....................................           (276,010)            (91,609)
  Payment of common stock dividends by subsidiary .......................                 --             (11,427)
  Proceeds from issuance of common stock ................................              5,113               6,897
  Debt issuance costs ...................................................            (20,060)           (196,543)
  Other, net ............................................................            (44,971)              4,568
                                                                                 -----------         -----------
      Net cash provided by (used in) financing activities ...............            472,758            (242,726)
                                                                                 -----------         -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS ............................             12,794              19,663
                                                                                 -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................             97,557            (269,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................             17,608             304,281
                                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................        $   115,165         $    34,785
                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ..............................................................        $   482,260         $   620,701
  Income taxes ..........................................................             81,766               4,554

 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q of CenterPoint Energy, Inc. (CenterPoint Energy), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Company has filed a Current Report on Form 8-K dated November 7, 2003 (November 7, 2003 Form 8-K). The November 7, 2003 Form 8-K gives effect to certain reclassifications that have been made to the Company's historical financial statements as presented in the Annual Report on Form 10-K of CenterPoint Energy (CenterPoint Energy Form 10-K) for the year ended December 31, 2002. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the November 7, 2003 Form 8-K, including the exhibits thereto, and the Quarterly Reports on Form 10-Q of CenterPoint Energy for the quarter ended March 31, 2003 (First Quarter 10-Q) and the quarter ended June 30, 2003 (Second Quarter 10-Q).

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

    On September 30, 2002, following Reliant Resources' initial public offering of approximately 20% of its common stock in May 2001, CenterPoint Energy distributed all of the shares of Reliant Resources common stock owned by CenterPoint Energy to its common shareholders on a pro rata basis (the Reliant Resources Distribution).

    CenterPoint Energy is the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, natural gas pipelines and electric generating plants. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company. The 1935 Act, among other things, generally limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. The United States Congress is currently considering legislation that has a provision that would repeal the 1935 Act. The Company cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of such law on its business.

    As of September 30, 2003, the Company's indirect wholly owned subsidiaries include:

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

     CenterPoint Energy also has an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates the Texas generating plants formerly belonging to the integrated electric utility that was a part of Reliant Energy. CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to CenterPoint Energy's shareholders on January 6, 2003. As a result of the distribution of Texas Genco common stock, CenterPoint Energy recorded an impairment charge of $396 million, which is reflected as a regulatory asset representing stranded costs in the Consolidated Balance Sheets as of September 30, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $396 million regulatory asset reflecting CenterPoint Energy's expectation of stranded cost recovery of such impairment. See Note 4(c) for a discussion of generation related regulatory assets. Additionally, in connection with the distribution, CenterPoint Energy recorded minority interest ownership in Texas Genco of $146 million in its Consolidated Balance Sheets in the first quarter of 2003.

    Reliant Resources has an option (Reliant Resources Option) to purchase all of the shares of common stock of Texas Genco owned by the Company. Reliant Resources has no obligation to exercise the option. The Reliant Resources Option may be exercised between January 10, 2004 and January 24, 2004. The per share exercise price under the Reliant Resources Option will equal the average daily closing price on The New York Stock Exchange for the 30 consecutive trading days with the highest average closing price for any 30 day trading period during the last 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of Texas Genco. As of November 7, 2003, the highest average consecutive 30-day closing price for Texas Genco stock was $26.50. The per share exercise price is also subject to adjustment based on the difference between the per share dividends paid to the Company during the period from January 6, 2003 through the option closing date and Texas Genco's actual per share earnings during that period. Reliant Resources has agreed that if it exercises the Reliant Resources Option and purchases the shares of Texas Genco, Reliant Resources will also purchase from the Company all notes and other payables owed by Texas Genco to the Company as of the option closing date, at their principal amount plus accrued interest. Similarly, if there are notes or payables owed to Texas Genco by the Company as of the option closing date, Reliant Resources will assume those obligations in exchange for a payment from the Company of an amount equal to the principal plus accrued interest.

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

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

     Subsequent to December 31, 2002, the Company sold all of its remaining Latin America operations. The Interim Financial Statements present these remaining Latin America operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

     In June 2003, the Company made a decision to sell a component of its Other Operations business segment that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. Accordingly, the Interim Financial Statements reflect these operations as discontinued operations.

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

     The following notes to the consolidated annual financial statements included in Exhibit 99.2 to the November 7, 2003 Form 8-K (CenterPoint Energy Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

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

     Revenues related to the Company's Latin America operations included in discontinued operations for the three months ended September 30, 2002 and 2003 were $3.8 million and $-0-, respectively. Income from these discontinued operations for the three months ended September 30, 2002 and 2003 is reported net of income tax expense of $0.1 million and $-0-, respectively. Revenues related to the Company's Latin America operations included in discontinued operations for the nine months ended September 30, 2002 and 2003 were $12.2 million and $2.2 million, respectively. Income from these discontinued operations for the nine months ended September 30, 2002 and 2003 is reported net of income tax expense of $1.2 million and $1.9 million, respectively.

     CenterPoint Energy Management Services, Inc. As discussed in Note 1, in June 2003, the Company made a decision to sell a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc.
(CEMS), that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The Company recorded an after-tax loss in discontinued operations of $16.2 million ($25.0 million pre-tax) during the nine months ended September 30, 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. Revenues related to CEMS included in discontinued operations for the three months ended September 30, 2002 and 2003 were $2.3 million and $3.3 million, respectively. Revenues related to CEMS included in discontinued operations for the nine months ended September 30, 2002 and 2003 were $6.3 million and $8.0 million, respectively. Income from these discontinued operations for the three months ended September 30, 2002 and 2003 is reported net of income tax expense of $0.3 million and $0.5 million, respectively. Income from these discontinued operations for the nine months ended September 30, 2002 and 2003 is reported net of income tax benefit of $0.6 million and $1.2 million, respectively.

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

     Reliant Resources' revenues included in discontinued operations for the three months and nine months ended September 30, 2002 were $5.4 billion and $9.5 billion, respectively, as reported in Reliant Resources' Annual Report on Form 10-K/A, Amendment No. 1, filed with the Securities and Exchange Commission (SEC) on May 1, 2003. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from these discontinued operations for the three months and nine months ended September 30, 2002 is reported net of income tax expense of $138 million and $284 million, respectively.

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

    The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations at the mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. The Company also reversed the $39.7 million it had previously recorded for the mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003:

                                                                                                           BALANCE,
                               BALANCE,        LIABILITIES     LIABILITIES                  CASH FLOW    SEPTEMBER 30,
                           JANUARY 1, 2003       INCURRED        SETTLED      ACCRETION     REVISIONS        2003
                           ---------------       --------        -------      ---------     ---------        ----
                                                              (IN MILLIONS)
Nuclear decommissioning        $186.7               --             --            $6.8           --          $193.5
Lignite mine ..........           3.8               --             --             0.3           --             4.1
                               ------            -----          -----            ----        -----          ------
                               $190.5               --             --            $7.1           --          $197.6
                               ======            =====          =====            ====        =====          ======

     The following represents the pro-forma effect on the Company's net income for the three months and nine months ended September 30, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

                                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                                                                               ------------------      ------------------
                                                                                          (IN THOUSANDS)
Income from continuing operations before cumulative effect of
   accounting change as reported ......................................          $     161,887           $     392,899
Pro-forma income from continuing operations before cumulative effect of
   accounting change ..................................................                161,867                 392,839

Net loss as reported ..................................................             (4,124,493)             (3,857,244)
Pro-forma net loss ....................................................             (4,124,513)             (3,857,304)

DILUTED EARNINGS PER SHARE:
Income from continuing operations before cumulative effect of
   accounting change as reported ......................................          $        0.54           $        1.32
Pro-forma income from continuing operations before cumulative effect of                   0.54                    1.32
   accounting change

Net loss as reported ..................................................                 (13.77)                 (12.92)
Pro-forma net loss ....................................................                 (13.77)                 (12.92)

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                            AS REPORTED     PRO-FORMA
                            -----------     ---------
                                  (IN MILLIONS)
Nuclear decommissioning        $139.7        $186.7
Lignite mine ..........          39.7           3.8
                               ------        ------
  Total ...............        $179.4        $190.5
                               ======        ======

    The Company's rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of September 30, 2003, these removal costs of $623 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities. The Company's non-rate regulated businesses have previously recognized removal costs as a component of depreciation expense. The Company reversed $115 million during the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three months or nine months ended September 30, 2002. The Company has reclassified the $26 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense as presented in its November 7, 2003 Form 8-K.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability was applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and the Company will analyze the impact, if any, these changes may have on its consolidated financial statements upon ultimate implementation of FIN 46. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria, which were effective on July 1, 2003, for new, acquired, or newly modified forward contracts. The Company engages in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Public Utility Commission of Texas (Texas Utility Commission) auctions or auctions mandated by an agreement with Reliant Resources. All of the Company's contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. The Company has applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believes they meet the definition of capacity contracts. Accordingly, the Company considers these contracts as normal sales contracts rather than as derivatives. The Company has evaluated its forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 did not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions, and did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, upon the adoption of SFAS No. 150, the Company reclassified $725 million of trust preferred securities as long-term debt and began to recognize the dividends paid on the trust preferred securities as interest expense. Prior to July 1, 2003, the dividends were classified as "Distribution on Trust Preferred Securities" in the Statements of Consolidated Operations. Additionally, $19 million of debt issuance costs previously netted against the balance of the trust preferred securities was reclassified to unamortized debt issuance costs. SFAS No. 150 does not permit restatement of prior periods. The adoption of SFAS No. 150 did not impact the Company's income from continuing operations, net income or earnings per share.

(4)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.

     Texas Genco sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. From September 2001 through September 2003, it conducted auctions as required by the Texas Utility Commission and by the Company's master separation agreement with Reliant Resources.

     The capacity auctions continue to be consummated at market-based prices that are below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law allows recovery, in a "true-up" proceeding in 2004 (2004 True-Up Proceeding), of the difference between the prices for power sold in state mandated auctions from January 1, 2002 through December 31, 2003 and earlier estimates of market power prices by the Texas Utility Commission (ECOM True-Up). This calculation (the ECOM Calculation) measures the difference between (1) an imputed margin that reflects the actual market power prices received in the state mandated auctions, actual fuel expense and generation, and (2) the margin included in the Texas Utility Commission's estimates of power prices, fuel expense and generation in the ECOM model developed by the Texas Utility Commission (the ECOM Margin). The resulting difference is the ECOM True-Up amount.

     The ECOM model from which the ECOM Margin is derived provides only annual estimates of power prices, fuel expense and generation. Accordingly, the Company must form its own quarterly allocation estimates during 2002-2003 for the purpose of determining ECOM True-Up revenue.

     Beginning January 1, 2002, the Company allocated the ECOM Margin in the Company's ECOM Calculation based on annual estimated forecasts of power prices, fuel expense and generation. In the second quarter of 2003, the Company began using a cumulative methodology for allocating ECOM Margin. This methodology uses revenue amounts based on the actual state mandated auction price results and actual generation for historical periods, as well as forecasted amounts for the balance of 2003, rather than forecasted amounts for the two-year period allocated on an annual basis. Changes in estimates that affect the allocation of ECOM Margin will have an effect on the amount of ECOM True-Up revenue recorded in a specific period, but will not affect the total amount of ECOM True-Up revenue recorded during the two-year period ending December 31, 2003. Beginning in 2004, the ECOM Calculation will no longer apply.

     In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the three months ended September 30, 2002 and 2003, CenterPoint Energy recorded approximately $240 million and $222 million, respectively, in non-cash ECOM True-Up revenue. In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the nine months ended September 30, 2002 and 2003, CenterPoint Energy recorded approximately $551 million and $455 million, respectively, in non-cash ECOM True-Up revenue. ECOM True-Up revenue is recorded as a regulatory asset and totaled $1.2 billion as of September 30, 2003. In October 2003, a group of intervenors filed a petition asking the Texas Utility Commission to open a rulemaking proceeding and reconsider certain aspects of its ECOM rules. On November 5, 2003, the Texas Utility Commission voted to deny the petition. Despite the denial of the petition, the Company expects that issues could be raised in the 2004 True-Up Proceeding regarding the Company's compliance with the Texas Utility Commission's rules regarding ECOM True-Up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state mandated auctions. The Company believes Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM True-Up regulatory asset no longer probable, the Company would write off the unrecoverable balance of such asset as a charge against earnings. For additional information regarding the capacity auctions and the related true-up proceeding, please read Notes 3(e) and 4(a) to the CenterPoint Energy Notes, which are incorporated herein by reference.

(b)  Generation Asset Impairment Contingency.

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of September 30, 2003, no impairment had been indicated in its Texas generation assets. The Company anticipates that future events, such as changes in the market value of the Texas Genco stock, a change in the estimated holding period of the Texas generation assets, or a change in market demand for electricity, will require the Company to re-evaluate these assets for impairment. If an impairment is indicated, it could be material and may not be fully recoverable through the 2004 True-Up Proceeding.

     The Texas electric restructuring law provides for the Company to recover the regulatory book value of its Texas generating assets (as defined in the Texas electric restructuring law) to the extent the regulatory book value exceeds the estimated market value. If the Texas generating assets are sold in the future, a loss on sale of these assets, or an impairment of the recorded recoverable electric generation plant mitigation regulatory asset, will occur to the extent the recorded book value of the Texas generating assets exceeds the regulatory book value. As of September 30, 2003, the recorded book value was $462 million in excess of the regulatory book value. This amount declines as the recorded book value is depreciated and increases by the amount of capital expenditures incurred, excluding certain environmental capital expenditures allowable prior to May 1, 2003. For further discussion of the difference between the regulatory book value and the recorded book value, see Note 4(a) to the CenterPoint Energy Notes.

(c)      Regulatory Assets Contingency.

     As of September 30, 2003, in contemplation of the 2004 True-Up Proceeding, CenterPoint Houston has recorded, in addition to the ECOM amounts described above, a regulatory asset of $2.5 billion representing the estimated future recovery of previously incurred costs. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-Up Proceeding calculations. This estimated recovery amount includes:

     - $1.1 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets);

     -    $841 million of redirected depreciation; and

     -    $396 million related to the Texas Genco distribution as discussed in
          Note 1.

     Offsetting this regulatory asset is an $820 million regulatory liability relating to an order issued by the Texas Utility Commission in 2001 to refund amounts relating to prior mitigation of anticipated stranded costs. The Texas Utility Commission ruled that those amounts should be refunded based on its conclusion that those amounts would result in an over-mitigation of stranded costs unless they were refunded. CenterPoint Houston began refunding those amounts (excess mitigation credits) with January 2002 bills and is scheduled to continue to refund those credits over a seven-year period.

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

     On June 26, 2003, CenterPoint Houston filed a petition with the Texas Utility Commission seeking to cease refunding excess mitigation credits on the ground that continuation of the refund in light of current projections of stranded costs only increases the amount of stranded costs that CenterPoint Houston will seek to recover in the 2004 True-Up Proceeding. The excess mitigation credits amount to approximately $18 million per month. This proceeding is currently pending before the Texas Utility Commission.

(d) Fuel Reconciliation Contingency.

     CenterPoint Houston and Texas Genco filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in CenterPoint Houston's last fuel reconciliation. On March 3, 2003, a settlement agreement was filed under which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million will be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004. A hearing is scheduled to begin on November 12, 2003.

(e) 2004 True-Up Proceeding.

     Under the Texas electric restructuring law, the Texas Utility Commission is required to conduct true-up proceedings for each investor-owned utility whose generation assets were "unbundled" from its transmission and distribution assets in order to quantify and reconcile the amount of stranded costs, ECOM True-Up, unreconciled fuel costs, "price to beat" clawback component (See Note 12(g)) and other regulatory assets associated with electric generation operations (true-up components). On June 18, 2003, the Texas Utility Commission ruled that CenterPoint Houston's filing for recovery of its true-up components will be made on March 31, 2004. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although, under its rules the Texas Utility Commission can extend the 150 day deadline for good cause.

     Any delay in the final order date will result in a delay in the securitization of CenterPoint Houston's stranded costs and the start of recovery of certain carrying costs through non-bypassable charges to CenterPoint Houston's customers. In addition, the March 31, 2004 filing date for CenterPoint Houston's recovery of its true-up components means that the calculation of the market value per share of the Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more than the purchase price per share calculated under the Reliant Resources Option. Under the Reliant Resources Option, the purchase price will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

     CenterPoint Houston will be required to establish and support the amounts it seeks to recover in the 2004 True-Up Proceeding. Third parties will have the opportunity and are expected to challenge CenterPoint Houston's calculation of these costs. The Company and the anticipated intervenors in the 2004 True-Up Proceeding have engaged in settlement discussions to determine if any or all of the true-up components can be resolved outside a contested proceeding.

     The Company expects that upon completion of the 2004 True-Up Proceeding, CenterPoint Houston will seek to securitize its stranded costs, any regulatory assets not previously securitized by the October 2001 issuance of transition bonds and, to the extent permitted by the Texas Utility Commission, the balance of the other true-up components. Before CenterPoint Houston can securitize these amounts, the Texas Utility Commission must conduct a proceeding and issue a financing order authorizing CenterPoint Houston to do so. Under the Texas electric restructuring law, CenterPoint Houston is entitled to recover any portion of the true-up components not securitized by transition bonds through a non-bypassable competition transition charge assessed to its customers.

     Following adoption of the True-Up rule by the Texas Utility Commission, CenterPoint Houston appealed certain aspects of the rule, including the decision to permit interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston had requested. That appeal remains pending before the Texas Supreme Court, which has not agreed to hear the appeal but has requested the parties to file briefs concerning the issues in the case.

(f) CenterPoint Energy Entex Rate Increase Filing.

     On June 13, 2003, the CenterPoint Energy Entex (Entex) division of CERC Corp. filed a rate increase request with the City of Houston which, if approved, would yield approximately $17 million in additional annual revenue. The Company is seeking a return on common equity of 11.25% and an overall return of 8.87% on its rate base. The filing does not affect the rates under special contracts with certain industrial customers. The city has suspended the rate request while it negotiates a settlement with the Company. Upon resolution of its rate filing with the City of Houston, Entex will seek to implement new rates in adjacent cities and their surrounding areas that are similar to those ultimately approved by the City of Houston. The Company expects that new rates will become effective in these jurisdictions by the first quarter of 2004.

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

     Cash Flow Hedges. During the nine months ended September 30, 2003, no hedge ineffectiveness was recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the nine months ended September 30, 2003, there was no effect on earnings as a result of the discontinuance of cash flow hedges. As of September 30, 2003, the Company expects $0.7 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     Interest Rate Swaps. As of September 30, 2003, the Company had outstanding interest rate swaps with an aggregate notional amount of $750 million to fix the interest rate applicable to floating rate long-term debt. These swaps do not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Operations.

     During 2002, the Company settled its forward-starting interest rate swaps having a notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income, and reclassified $36 million to interest expense in 2002. The remaining $120 million in other comprehensive income is being amortized into interest expense in the same period during which the interest payments are made for the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive income for the three months ended September 30, 2003, was $3.6 million and is expected to amount to $11.9 million in 2003.

     Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 (see Note 9), contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest component was not material at issuance or at September 30, 2003.

(6) GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2002 and September 30, 2003 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $  1,085
Pipelines and Gathering........           601
Other Operations...............            55
                                     --------
  Total........................      $  1,741
                                     ========

     The components of the Company's other intangible assets consist of the following:

                                                            DECEMBER 31, 2002               SEPTEMBER 30, 2003
                                                            -----------------               ------------------
                                                        CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                         ------       ------------       ------       ------------
                                                                             (IN MILLIONS)
Land use rights....................................    $        61     $      (12)     $        61     $      (13)
Other..............................................             19             (2)              37             (5)
                                                       -----------     ----------      -----------     ----------
    Total..........................................    $        80     $      (14)     $        98     $      (18)
                                                       ===========     ==========      ===========     ==========

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of September 30, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended September 30, 2002 and 2003 was $0.5 million and $1.8 million, respectively. Amortization expense for other intangibles for the nine months ended September 30, 2002 and 2003 was $1.4 million and $2.9 million, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows (in millions):

2003........................................     $  0.8
2004........................................        3.4
2005........................................        3.6
2006........................................        3.7
2007........................................        3.6
2008........................................        3.6
                                                 ------
  Total.....................................     $ 18.7
                                                 ======

(7) COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of total comprehensive income
(loss):

                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         --------------------------      -------------------------
                                                            2002            2003            2002           2003
                                                            ----            ----            ----           ----
                                                                               (IN MILLIONS)
Net income (loss) attributable to common shareholders    $    (4,124)    $       182     $    (3,857)   $       413
                                                         -----------     -----------     -----------    -----------
Other comprehensive income (loss):
  Net deferred losses from cash flow hedges..........            (46)            (26)            (59)           (19)
  Reclassification of deferred loss from cash flow
    hedges realized in net income....................            --                4               3              8
  Other comprehensive income (loss) from
    discontinued operations..........................            (73)            --              159              1
                                                         -----------     -----------     -----------    -----------
Other comprehensive income (loss)....................           (119)            (22)            103            (10)
                                                         -----------     -----------     -----------    -----------
Comprehensive income (loss) .........................    $    (4,243)    $       160     $    (3,754)   $       403
                                                         ===========     ===========     ===========    ===========

(8) CAPITAL STOCK

     CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2002, 305,017,330 shares of CenterPoint Energy common stock were issued and 300,101,587 shares of CenterPoint Energy common stock were outstanding. At September 30, 2003, 306,005,345 shares of CenterPoint Energy common stock were issued and 305,419,649 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (4,915,577 and 585,530 at December 31, 2002 and September 30, 2003, respectively) and (b) treasury shares (166 at both December 31, 2002 and September 30, 2003). Reliant Energy declared a dividend of

$0.375 per share in each of the first and second quarters of 2002 and CenterPoint Energy declared a dividend of $0.16 per share in the third quarter of 2002. CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of 2003 and $0.20 per share in the second quarter of 2003, which includes the third quarter dividend declared on June 18, 2003 and paid on September 10, 2003.

(9) SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Short-term Borrowings.

     Credit Facilities. As of September 30, 2003, CERC Corp. had a revolving credit facility that provided for an aggregate of $200 million in committed credit. As of September 30, 2003, $55 million was borrowed under this revolving credit facility. This revolving credit facility terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are the London interbank offered rate (LIBOR) plus 250 basis points based on current credit ratings and the applicable pricing grid. The revolving credit facility contains various business and financial covenants. CERC Corp. is prohibited from making loans to or other investments in the Company. CERC Corp. is currently in compliance with the covenants under the credit agreement.

(b) Long-term Debt.

     On February 28, 2003, the Company reached agreement with a syndicate of banks on a second amendment to its bank facility (Amended Bank Facility). Under the Amended Bank Facility, the termination date of the bank facility was extended from October 2003 to June 30, 2005, and the $1.2 billion in mandatory prepayments that would have been required in 2003 were eliminated. The Amended Bank Facility consisted of a $2.35 billion term loan and a $1.5 billion revolver. Repayments of the term loan of $50 million in March 2003 and $954 million in May 2003 reduced the term loan to $1.35 billion as of June 30, 2003. Additional repayments of the term loan of $490 million in September 2003 further reduced the term loan to $856 million as of September 30, 2003. At September 30, 2003, $1.0 billion was borrowed under the $1.5 billion revolver. Borrowings under the Amended Bank Facility bore interest based on LIBOR rates under a pricing grid tied to the Company's credit rating. The drawn cost for the facility at September 30, 2003 was LIBOR plus 450 basis points.

     On May 28, 2003, as contemplated in the amendment to the credit facility discussed above, the Company granted the lenders under the Amended Bank Facility a security interest in its 81% stock ownership of Texas Genco. Granting the security interest in the stock of Texas Genco eliminated a 25 basis point increase in the borrowing costs under the Amended Bank Facility that would have been effective after May 28, 2003. The security interest was to be released at the time of the sale of Texas Genco. Proceeds from such sale were required to be used to reduce the facility.

     On October 7, 2003, the Company replaced its Amended Bank Facility with a three-year facility composed of a revolving credit facility of $1.4 billion funded by a 12-bank syndicate and a $925 million term loan from institutional investors. The new facility matures on October 7, 2006. Borrowings under the revolver bear interest based on LIBOR rates under a pricing grid tied to the Company's credit ratings. At the Company's current ratings, the interest rate for borrowings under the revolver is LIBOR plus 300 basis points. The interest rate for borrowings under the term loan is LIBOR plus 350 basis points. As in the Amended Bank Facility, the Company's Texas Genco stock is pledged to the lenders under the new facility and the Company has agreed to limit the dividend paid on its common stock to $0.10 per share per quarter. The new facility provides that until such time as the facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of stranded costs, after making any payments required under CenterPoint Houston's $1.3 billion term loan, and the net cash proceeds of any sales of the common stock of Texas Genco owned by the Company or of material portions of Texas Genco's assets shall be applied to repay loans under the CenterPoint Energy credit facility and reduce that facility. In contrast to the Amended Bank Facility, any money raised in other future capital markets offerings and in the sale of other significant assets is not required to be used to pay down the new facility. The new facility requires the Company to maintain a minimum interest coverage ratio and observe a maximum leverage ratio. In connection with entering into the new facility, the Company paid up-front fees of approximately $16 million and avoided a payment of $17.7 million which would have been due under the Amended Bank Facility on October 9, 2003 based on the outstanding balance of the facility at that date. Additionally, in October 2003, the Company expensed $20.7 million of unamortized loan costs associated with the Amended Bank Facility.

     On March 18, 2003, CenterPoint Houston issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to redeem approximately $312.3 million aggregate principal amount of CenterPoint Houston's first mortgage bonds and to repay $429 million of intercompany notes payable to CenterPoint Energy by CenterPoint Houston. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003 and to repay borrowings under the Amended Bank Facility, including $50 million of term loan repayments.

     On March 25 and April 14, 2003, CERC issued $650 million aggregate principal amount and $112 million aggregate principal amount, respectively, of 7.875% senior unsecured notes due in 2013. A portion of the proceeds was used to refinance $360 million aggregate principal amount of CERC's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay approximately $340 million of bank borrowings under CERC's $350 million revolving credit facility prior to its expiration on March 31, 2003.

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

     On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after May 15, 2008, in the event that the average trading price of a note for the applicable five trading day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. Contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five trading day period. Proceeds from the issuance of the convertible senior notes were used for term loan repayments and to repay revolver borrowings under the Amended Bank Facility in the amount of $557 million and $0.75 million, respectively.

      On May 23, 2003, CenterPoint Houston issued $200 million aggregate principal amount of 20-year general mortgage bonds with an interest rate of 5.6%. Proceeds were used to redeem $200 million aggregate principal amount of CenterPoint Houston's 7.5% first mortgage bonds due 2023 at 103.51% of their principal amount.

     On May 27, 2003, the Company issued $400 million aggregate principal amount of senior notes composed of $200 million principal amount of 5-year notes with an interest rate of 5.875% and $200 million principal amount of 12-year notes with an interest rate of 6.85%. Proceeds in the amount of $397 million were used for repayments of the term loan under the Amended Bank Facility.

     In July 2003, the Company remarketed two series of insurance-backed pollution control bonds aggregating $150.9 million, reducing the interest rate from 5.8% to 4%. Of the total amount of bonds remarketed, $92.0 million mature on August 1, 2015 and $58.9 million mature on October 15, 2015.

     On September 2, 2003, CenterPoint Houston and the lender parties thereto amended the $1.3 billion term loan to, among other things, allow CenterPoint Houston to issue an additional $500 million of debt secured by its general mortgage bonds without requiring that the net proceeds be applied to prepay the loans outstanding under that term loan.

     On September 9, 2003, CenterPoint Houston issued $300 million aggregate principal amount of 5.75% general mortgage bonds due January 15, 2014. This issuance utilized $300 million of the additional debt capacity of CenterPoint Houston described in the preceding paragraph. Proceeds were used to repay approximately $258 million of intercompany notes payable to CenterPoint Energy and to repay approximately $40 million of money pool borrowings. Proceeds in the amount of approximately $292 million from the note and money pool repayments were ultimately used by CenterPoint Energy to repay the term loan under the Amended Bank Facility.

      On September 9, 2003, CenterPoint Energy issued $200 million aggregate principal amount of 7.25% senior notes due September 1, 2010. Proceeds in the amount of approximately $198 million were used to repay the term loan under the Amended Bank Facility.

     As a result of the term loan repayments made from the proceeds of the September 9, 2003 debt issuances by CenterPoint Houston and CenterPoint Energy discussed above, in September 2003, the Company expensed $12.2 million of unamortized loan costs that were associated with the term loan under the Amended Bank Facility.

     On November 3, 2003, CERC issued $160 million aggregate principal amount of its 5.95% senior unsecured notes due 2014. CERC accepted $140 million aggregate principal amount of CERC's TERM Notes maturing in November 2003 and $1.25 million as consideration for the notes. CERC retired the TERM notes received and used the remaining proceeds to finance remaining costs of issuance of the notes and for general corporate purposes. As a result of this transaction, the $140 million aggregate principal amount of CERC's TERM Notes has been classified as long-term debt in the Consolidated Balance Sheet as of September 30, 2003.

(c) Receivables Facility.

     In connection with CERC's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by CERC. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. Effective June 25, 2003, CERC elected to reduce the purchase limit under the receivables facility from $150 million to $100 million. As of December 31, 2002 and September 30, 2003, CERC had utilized $107 million and $68 million of its receivables facility, respectively.

     The bankruptcy remote subsidiary purchases receivables with cash and subordinated notes. In July 2003, the subordinated notes owned by CERC were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by CERC.

     The commitment to purchase receivables expires November 14, 2003. Purchases of receivables under the related uncommitted facility may occur until November 12, 2005. In the fourth quarter of 2003, CERC expects to replace the receivables facility with a committed one-year receivables facility.

(10) TRUST PREFERRED SECURITIES

(a) CenterPoint Energy.

      Statutory business trusts created by CenterPoint Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                                    AGGREGATE
                                   LIQUIDATION
                                  AMOUNTS AS OF
                                   DECEMBER 31,
                                     2002 AND                        MANDATORY
                                  SEPTEMBER 30,    DISTRIBUTION     REDEMPTION
                                       2003           RATE/            DATE/
                TRUST             (IN MILLIONS)   INTEREST RATE    MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
     -------------------------    -------------   -------------- ---------------- -------------------------------
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

      For a discussion of the effect of adoption of SFAS No. 150 on the trust preferred securities discussed above, see Note 3.

(b) CERC Corp.

      A statutory business trust created by CERC Corp. has issued convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and September 30, 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026.

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

(11) STOCK-BASED INCENTIVE COMPENSATION PLANS

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure -- an Amendment of SFAS No. 123," the Company applies the guidance contained in Accounting Principles Board Opinion No. 25 and discloses the required pro-forma effect on net income of the fair value based method of accounting for stock compensation.

      Pro-forma information for the three months and nine months ended September 30, 2002 and 2003 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------   -------------------------------
                                                  2002           2003                 2002          2003
                                                  ----           ----                 ----          ----
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss):
  As reported...............................      $(4,124)      $ 182                 $(3,857)       $ 413
  Total stock-based employee compensation
    determined under the fair value based
    method..................................           (2)         (2)                     (6)          (8)
                                                  -------       -----                 -------        -----
  Pro-forma.................................      $(4,126)      $ 180                 $(3,863)       $ 405
                                                  =======       =====                 =======        =====

Basic Earnings Per Share:
  As reported...............................      $(13.80)      $0.60                 $(12.96)       $1.36
  Pro-forma.................................      $(13.81)      $0.59                 $(12.98)       $1.34

Diluted Earnings Per Share:
  As reported...............................      $(13.77)      $0.59                 $(12.92)       $1.35
  Pro-forma.................................      $(13.77)      $0.58                 $(12.94)       $1.33

(12) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

      The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, the Company and its subsidiaries are entitled to be indemnified by Reliant Resources for any losses, including attorneys' fees and other costs, arising out of the lawsuits described under "California Electricity and Gas Market Cases," "Western States Class Action," "Long-Term Contract Class Action," "Gas Trading Cases," "Gas Futures Cases," "Other Trading and Marketing Activities" and "Other Class Action Lawsuits." Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

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

      Following the filing of the Attorney General cases, seven additional class action cases were filed in state courts in Northern California. Each of these purported to represent the same class of California ratepayers, asserted the same claims as asserted in the other California class action cases, and in some instances repeated as well the allegations in the Attorney General cases. All of these cases were removed and consolidated in federal district court in San Diego. The court dismissed the consolidated case on grounds that the claims were barred by federal preemption of regulation of wholesale rates by the Federal Energy Regulatory Commission (FERC) and the filed rate doctrine. The plaintiffs have filed a notice of appeal.

      In July 2003, the City of Los Angeles Attorney filed suit against the Company, Reliant Energy, Reliant Resources, Reliant Energy Services and one of Reliant Resources' employees in federal court in Los Angeles. The lawsuit alleges that the defendants conspired to manipulate the price for natural gas in breach of Reliant Energy Services' contract to supply the Los Angeles Department of Water and Power (LADWP) with natural gas in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by LADWP of an estimated $218 million, interest, costs of suit and attorneys' fees. The Company has filed a motion to dismiss the lawsuit for, among other things, lack of personal jurisdiction, and the defendants have filed a notice seeking to consolidate this case for pretrial purposes with the cases described under "Gas Trading Cases."

      Western States Class Action. In May 2003, a class action lawsuit was filed against Reliant Resources, Reliant Energy and various market participants in state court in San Diego County, California. The plaintiffs allege that Reliant Resources and Reliant Energy engaged in unfair, unlawful and fraudulent business practices and violations of the California antitrust laws by manipulating energy markets in California and the West. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble damages, restitution, costs of suit and attorney's fees. In May 2003, the case was removed to federal court in San Diego. The plaintiffs have moved to remand the case back to state court. The case has been transferred to the visiting judge in San Diego before whom most of the other electricity cases have been consolidated.

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

      Gas Trading Cases. The Company, Reliant Resources and Reliant Energy have been named as defendants in two lawsuits filed on behalf of a class of purchasers of natural gas alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy with Enron Corp. to manipulate the California natural gas markets in 2000 and 2001. One lawsuit was filed in April 2003 in state court in Los Angeles County, California, and the other was filed in May 2003 in state court in San Diego County, California. The complaints are based on certain conclusions in a report by the FERC staff even though the staff investigation found no evidence that Reliant or Reliant's trader intended to manipulate gas prices and FERC has concluded that the trading activity did not violate the Natural Gas Act or any FERC regulation. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, restitution, costs of suit and attorneys' fees. The complaint alleges that there were "well over one billion dollars in excess charges to California consumers during the 2000 through 2001 time period." The plaintiffs are seeking a trebling of any damages award. Reliant Resources removed both cases to federal court and the plaintiffs in both cases have moved to remand the cases back to state court. The plaintiffs in the San Diego case have also filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to federal court in Nevada. The defendants have filed their own motion with the Panel to transfer the case to the Northern District of California and requested that the case be heard by a judge from the Southern District of New York. While Reliant Resources has not yet filed an answer, the Company understands that Reliant Resources intends to deny both the alleged violation of any laws and the participation in a conspiracy with Enron.

Neither the Company nor Reliant Energy was a party in the proceedings in which the report was submitted. Only former subsidiaries of the predecessor to the Company engaged in gas trading activities in California; however, neither the Company nor any of its current subsidiaries has ever engaged in gas trading in California.

      Gas Futures Cases. In August 2003, a class action lawsuit was filed against CenterPoint Houston and Reliant Energy Services in federal court in New York on behalf of purchasers of natural gas futures contracts on the New York Mercantile Exchange (NYMEX). A second, similar class action was filed in the same court in October 2003. The complaints allege that the defendants manipulated the price of natural gas through their gas trading activities and price reporting practices in violation of the Commodity Exchange Act during the period January 1, 2000 through December 31, 2002. The plaintiffs seek damages based on the effect of such alleged manipulation on the value of the gas futures contracts they bought or sold. CenterPoint Houston has not yet been served in the second action.

      Other Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

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

      In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the Electric Reliability Council of Texas (ERCOT) market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

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

      The Company believes that none of the lawsuits described under "Other Class Action Lawsuits" has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to any of the plaintiffs.

      Texas Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, Reliant Resources, Reliant Electric Solutions, LLC, several other Reliant Resources subsidiaries and several other participants in the ERCOT power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The Company has not yet been served with the complaint.

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

      On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities have filed a petition for review at the Texas Supreme Court and the court has requested briefs from the parties.

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

      In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.

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

      Supplier Suits. Texas Genco and the Company currently are engaged in a dispute with Northwestern Resources Co. (NWR), the supplier of fuel to the Limestone electric generation facility, over the terms and pricing at which NWR supplies fuel to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. NWR initiated a lawsuit in state district court in Limestone County, Texas seeking a declaratory judgment that the defendants have breached their obligations under the agreements by modifying the generation facility to burn coal from the Powder River Basin and by purchasing coal from the Powder River Basin without first giving NWR a right of first refusal to supply lignite at a price that is equal to or less than the coal from the Powder River Basin. Texas Genco has asserted counterclaims against NWR for unpaid production royalties and other fees owed by NWR under the terms of various leases between the parties. Texas Genco also seeks rulings that it has not breached its obligations regarding the modification of its facilities and the burning of Powder River Basin coal. The judge has ruled that price issues must be arbitrated in accordance with the contract.

      FERC Contract Inquiry. On September 15, 2003, the FERC issued a Show Cause Order to CenterPoint Energy Gas Transmission Company (CEGT), one of CERC's natural gas pipeline subsidiaries. In its Show Cause Order, FERC contends that CEGT has failed to file with FERC and post on the internet certain information relating to negotiated rate contracts that CEGT had entered into pursuant to 1996 FERC orders. Those orders authorized CEGT to enter into negotiated rate contracts that deviate from the rates prescribed under its filed FERC tariffs. FERC also alleges that certain of the contracts contain provisions that CEGT was not authorized to negotiate under the terms of the 1996 orders.

      FERC initially required CEGT to file a response within 30 days explaining why its failure to post all of the non-conforming terms and conditions in its negotiated rate contracts did not violate Section 4 of the Natural Gas Act and would not warrant FERC: (i) suspending or revoking CEGT's authority to enter into negotiated rate contracts; (ii) requiring CEGT to file all negotiated rate contracts for preapproval before they become effective; and (iii) requiring CEGT to provide to all customers on its system the preferential non-conforming terms and conditions that were not reported. FERC may also require CEGT to implement a strict compliance plan to ensure that future non-conforming contracts are reported to FERC. In its Show Cause Order, FERC did not propose any fine or other monetary sanction for the alleged violations. At the time it issued its Show Cause Order, FERC also initiated proceedings to review certain pending contracts between CEGT and members of Arkansas Gas Consumers, Inc. which FERC alleged contain similar non-conforming provisions. In that order, FERC directed CEGT to modify those contracts and make additional filings regarding them to conform to its conclusions in the Show Cause Order, including making certain provisions available on a generally applicable basis, unless CEGT can provide an acceptable explanation of why such modifications and filings are not required.

      Subsequently, CEGT met with members of FERC's staff and provided additional information relating to FERC's Show Cause Order. CEGT was granted an extension of the response period to November 14, 2003, and has requested an additional extension to December 15, 2003, in order to allow additional time for further discussion with staff members.

      CEGT believes that its past filings with the FERC conformed to FERC's filing requirements at the time the various contracts were negotiated and that it will be able to demonstrate to FERC that it has complied with the applicable policy in all material respects. CEGT intends to cooperate fully with FERC and will comply with applicable FERC requirements for filing and posting information relating to those contracts. CEGT believes at this time that the ultimate resolution of this matter would not have a material adverse effect on the financial condition or results of operations of either CERC or CEGT. The negotiated rate contracts in question are a subset of all of the CEGT transportation agreements. Even if it were ultimately precluded from using negotiated rate contracts, CEGT would still be able to provide firm and interruptible transportation services to its customers under its existing tariff.

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

(b) Environmental Matters.

      Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through September 30, 2003, the Company has invested $639 million for NOx emission control, and plans to make expenditures of up to approximately $157 million for the remainder of 2003 through 2007. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities and the final amount for recovery will be determined in the 2004 True-Up Proceeding.

      Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among numerous defendants in lawsuits in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

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

      At September 30, 2003, CERC had accrued $19 million for remediation of the Minnesota sites. At September 30, 2003, the estimated range of possible remediation costs was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12.5 million at September 30, 2003 to be used for future environmental remediation.

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

      Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.5 billion as of September 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have been enhanced to provide additional protection against terrorist attacks.

      There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(f) Nuclear Decommissioning.

      Texas Genco contributed $2.9 million in 2002 to trusts established to fund its share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2003. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $179 million as of September 30, 2003, of which approximately 39% were fixed-rate debt securities and the remaining 61% were equity securities. For a discussion of the accounting treatment for the securities held in the nuclear decommissioning trust, see Note 3(k) to the CenterPoint Energy Notes, which note is incorporated herein by reference. In July 1999, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. CenterPoint Energy is contractually obligated to indemnify Texas Genco from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston. For information regarding the effect of the business separation plan on funding of the nuclear decommissioning trust fund, see Note 4(b) to the CenterPoint Energy Notes, which note is incorporated herein by reference.

(g) "Price to Beat" Clawback Component.

      In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The 2004 True-Up Proceeding provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources is obligated to pay CenterPoint Houston for the clawback component of the 2004 True-Up Proceeding. The clawback may not exceed $150 times the number of customers served by the affiliated retail electric provider in the transmission and distribution utility's service territory, less the number of customers served by the affiliated retail electric provider outside the transmission and distribution utility's service territory, on January 1, 2004. As reported in Reliant Resources' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 12, 2003, Reliant Resources expects that the clawback payment will be in the range of $170 million to $180 million, with a most probable estimate of $175 million.

(13) EARNINGS PER SHARE

      The following table presents the Company's basic and diluted earnings per share (EPS) calculation:

                                                               FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     -------------                       -------------
                                                                 2002            2003            2002                    2003
                                                                 ----            ----            ----                    ----
                                                                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before cumulative
    effect of accounting change...........................   $        162      $        183      $        393      $        347
  Discontinued Operations:
    Income from Reliant Resources, net of tax.............             48                --                82                --
    Income (loss) from Other Operations, net of tax.......             (1)               (1)                1                (2)
    Loss on disposal of Reliant Resources.................         (4,333)                             (4,333)               --
    Loss on disposal of Other Operations, net of tax......             --                --                --               (12)
  Cumulative effect of accounting change, net of minority
    interest and tax......................................             --                --                --                80
                                                             ------------      ------------      ------------      ------------
  Net income (loss) attributable to common shareholders...   $     (4,124)     $        182      $     (3,857)     $        413
                                                             ============      ============      ============      ============
Weighted average shares outstanding.......................    298,794,000       305,007,000      297,580,000        303,261,000
                                                             ============      ============      ============      ============
Basic EPS:
  Income from continuing operations before cumulative
    effect of accounting change...........................   $       0.54      $       0.60      $       1.32      $       1.15
  Discontinued Operations:
    Income from Reliant Resources, net of tax.............           0.16                --              0.28                --
    Income (loss) from Other Operations, net of tax.......             --                --                --             (0.01)
    Loss on disposal of Reliant Resources.................         (14.50)               --            (14.56)               --
    Loss on disposal of Other Operations, net of tax......             --                --                --             (0.04)
  Cumulative effect of accounting change, net of minority
      interest and tax....................................             --                --                --              0.26
                                                             ------------      ------------      ------------      ------------
  Net income (loss) attributable to common shareholders...   $     (13.80)     $       0.60      $     (12.96)     $       1.36
                                                             ============      ============      ============      ============
Diluted EPS Calculation:
  Net income attributable to common shareholders..........   $     (4,124)     $        182      $     (3,857)     $        413
  Plus: Income impact of assumed conversions:
    Interest on 6 -1/4% convertible trust preferred
    securities............................................             --                --                --                --
                                                             ------------      ------------      ------------      ------------
  Total earnings effect assuming dilution.................   $     (4,124)     $        182      $     (3,857)     $        413
                                                             ============      ============      ============      ============
Weighted average shares outstanding.......................    298,794,000       305,007,000       297,580,000       303,261,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options.........................................          1,000           911,000           194,000           727,000
    Restricted stock......................................        822,000         1,409,000           822,000         1,409,000
    6 -1/4% convertible trust preferred securities........         12,000            18,000            12,000            18,000
                                                             ------------      ------------      ------------      ------------
  Weighted average shares assuming dilution...............    299,629,000       307,345,000       298,608,000       305,415,000
                                                             ============      ============      ============      ============
Diluted EPS:
  Income from continuing operations before cumulative
    effect of accounting change...........................   $       0.54      $       0.60      $       1.32      $       1.14
  Discontinued Operations:
    Income from Reliant Resources, net of tax.............           0.16                --              0.27                --
    Income (loss) from Other Operations, net of tax.......             --             (0.01)               --             (0.01)
    Loss on disposal of Reliant Resources.................         (14.47)               --            (14.51)               --
    Loss on disposal of Other Operations, net of tax .....             --                --                --             (0.04)
  Cumulative effect of accounting change, net of minority
    interest and tax......................................             --                --                --              0.26
                                                             ------------      ------------      ------------      ------------
  Net income (loss) attributable to common shareholders...   $     (13.77)     $       0.59      $     (12.92)     $       1.35
                                                             ============      ============      ============      ============

-----------------

(1) For the three months ended September 30, 2002 and 2003, the computation of diluted EPS excludes 9,971,384 and 10,120,798 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $12.87 to $36.25 per share and $8.61 to $32.26 per share for the third quarter 2002 and 2003, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      For the nine months ended September 30, 2002 and 2003, the computation of diluted EPS excludes 6,182,661 and 10,154,908 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $16.15 to $36.25 per share and $7.86 to $32.26 per share for the first nine months of 2002 and 2003, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

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

      Financial data for the Company's reportable business segments are as follows:

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                                    NET
                                             REVENUES FROM      INTERSEGMENT       OPERATING
                                             NON-AFFILIATES       REVENUES        INCOME (LOSS)
                                             --------------     ------------      -------------
                                                               (IN MILLIONS)
Electric Transmission & Distribution            $  660(2)            $ --             $ 399
Electric Generation ................               526(3)              --                 7
Natural Gas Distribution ...........               670                 11                (4)
Pipelines and Gathering ............                60                 28                43
Other Operations ...................                 1                  6               (14)
Eliminations .......................                --                (45)               --
                                                ------               ----             -----
Consolidated .......................            $1,917               $ --             $ 431
                                                ======               ====             =====

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                                 NET
                                           REVENUES FROM     INTERSEGMENT    OPERATING
                                           NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                           --------------    ------------   -------------
                                                             (IN MILLIONS)
Electric Transmission & Distribution         $  654(2)            $--             $ 383
Electric Generation ................            657(3)             --               125
Natural Gas Distribution ...........            880                17                (5)
Pipelines and Gathering ............             55                34                39
Other Operations ...................              4                 4                 7
Eliminations .......................             --               (55)               --
                                             ------               ---             -----
Consolidated .......................         $2,250               $--             $ 549
                                             ======               ===             =====

                                                                                                 AS OF
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002   DECEMBER 31, 2002
                                                                   NET
                                             REVENUES FROM     INTERSEGMENT    OPERATING
                                             NON-AFFILIATES      REVENUES     INCOME (LOSS)   TOTAL ASSETS
                                             --------------      --------     -------------   ------------
                                                                      (IN MILLIONS)
Electric Transmission & Distribution (1)          $1,757(4)        $  --         $   927        $  9,098
Electric Generation ....................           1,210(5)           56             (74)          4,389
Natural Gas Distribution ...............           2,629              29             114           4,051
Pipelines and Gathering ................             194              88             119           2,481
Other Operations .......................               3              18             (13)          1,345
Discontinued Operations ................              --              --              --              63
Eliminations ...........................              --            (191)             --          (1,720)
                                                  ------           -----         -------        --------
Consolidated ...........................          $5,793           $  --         $ 1,073        $ 19,707
                                                  ======           =====         =======        ========


                                                                                               AS OF
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003    SEPTEMBER 30, 2003
                                                                NET
                                          REVENUES FROM     INTERSEGMENT     OPERATING
                                          NON-AFFILIATES      REVENUES         INCOME      TOTAL ASSETS
                                          --------------    ------------     ---------     ------------
                                                                   (IN MILLIONS)
Electric Transmission & Distribution         $1,583(4)          $--          $  823         $  9,778
Electric Generation ................          1,594(5)           --             158            4,623
Natural Gas Distribution ...........          3,862              51             146            3,723
Pipelines and Gathering ............            189             131             124            2,607
Other Operations ...................             13              13               5            1,026
Discontinued Operations ............             --              --              --               28
Eliminations .......................             --            (195)             --           (1,726)
                                             ------            ----          ------         --------
Consolidated .......................         $7,241             $--          $1,256         $ 20,059
                                             ======            ====          ======         ========

(1) Retail customers remained regulated customers of Reliant Energy HL&P, then an unincorporated division of Reliant Energy, through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission & Distribution business segment.

(2) Sales to subsidiaries of Reliant Resources for the three months ended September 30, 2002 and 2003 represented approximately $298 million and $290 million, respectively, of CenterPoint Houston's transmission and distribution revenues since deregulation began in 2002.

(3) Sales to subsidiaries of Reliant Resources for the three months ended September 30, 2002 and 2003 represented approximately 69% and 76%, respectively, of Texas Genco's total revenues. Sales to a major customer for the three months ended September 30, 2002 and 2003 represented approximately 17% and 10%, respectively, of Texas Genco's total revenues.

(4) Sales to subsidiaries of Reliant Resources for the nine months ended September 30, 2002 and 2003 represented approximately $661 million and $727 million, respectively, of CenterPoint Houston's transmission and distribution revenues since deregulation began in 2002.

(5) Sales to subsidiaries of Reliant Resources for the nine months ended September 30, 2002 and 2003 represented approximately 67% and 72%, respectively, of Texas Genco's total revenues. Sales to a major customer for the nine months ended September 30, 2002 and 2003 represented approximately 13% and 10%, respectively, of Texas Genco's total revenues.

(15) SUBSEQUENT EVENT

      On November 5, 2003, the Company's board of directors declared a quarterly cash dividend of $0.10 per share of common stock payable on December 10, 2003 to shareholders of record as of the close of business on November 17, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this report.

                                    OVERVIEW

      We are a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) in compliance with requirements of the Texas electric restructuring law. We are the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. Our operating subsidiaries own and operate electric generation plants, electric transmission and distribution facilities, natural gas distribution facilities and natural gas pipelines. We are a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). For information about the 1935 Act, see "Liquidity and Capital Resources -- Future Sources and Uses of Cash Flows -- Certain Contractual and Regulatory Limits on Ability to Issue Securities." Our indirect wholly owned subsidiaries include:

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

      In June 2003, we made a decision to sell a component of our Other Operations business segment, CenterPoint Energy Management Services, Inc.
(CEMS), that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. We recorded an after-tax loss in discontinued operations of $16.2 million ($25.0 million pre-tax) during the nine months ended September 30, 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

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

RECENT DEVELOPMENTS

      In July 2003, a steam line ruptured at Texas Genco's W.A. Parish coal facility damaging one of the facility's units and temporarily taking another unit offline. The unit was returned to service in September 2003. A three-week planned maintenance outage originally scheduled for November 2003 was advanced and conducted concurrent with the unplanned outage.

      In October 2003, the Federal Energy Regulatory Commission (FERC) granted EWG status to Texas Genco, LP, the wholly owned subsidiary of Texas Genco that owns and operates its electric generating plants. As a result of the FERC's actions, Texas Genco, LP is exempt from all provisions of the 1935 Act and Texas Genco is no longer a public utility holding company within the meaning of the 1935 Act. Securities and Exchange Commission (SEC) approval will be required, however, for CenterPoint Energy and its affiliates to continue to provide goods and services to Texas Genco after December 31, 2003. Additional SEC approval would also be required for CenterPoint Energy to issue and sell securities for the purpose of funding Texas Genco, or for CenterPoint Energy to guarantee a security of Texas Genco. Also, SEC policy generally precludes borrowing by Texas Genco from CenterPoint Energy's utility subsidiaries.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                 THREE MONTHS                NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                           ------------------------    ------------------------
                                                            2002           2003          2002          2003
                                                            ----           ----          ----          ----
                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ............................................      $ 1,917       $ 2,250       $ 5,793       $ 7,241
Operating Expenses ..................................        1,486         1,701         4,720         5,985
                                                           -------       -------       -------       -------
Operating Income ....................................          431           549         1,073         1,256
Gain (Loss) on Time Warner Investment ...............          (82)          (21)         (530)           43
Gain (Loss) on Indexed Debt Securities ..............           87            17           509           (39)
Interest Expense ....................................         (170)         (237)         (428)         (676)
Distribution on Trust Preferred Securities ..........          (14)           --           (42)          (28)
Other, net ..........................................            3             2            18             7
Income Tax Expense ..................................          (93)         (111)         (207)         (196)
Minority Interest ...................................           --           (16)           --           (20)
                                                           -------       -------       -------       -------
Income From Continuing Operations Before Cumulative
  Effect of Accounting Change .......................          162           183           393           347
Discontinued Operations:
  Income From Reliant Resources, net of tax .........           48            --            82            --
  Income (Loss) From Other Operations, net of tax ...           (1)           (1)            1            (2)
   Loss on Disposal of Reliant Resources ............       (4,333)           --        (4,333)           --
   Loss on Disposal of Other Operations, net of tax .           --            --            --           (12)
Cumulative Effect of Accounting Change, net of
   minority interest and tax ........................           --            --            --            80
                                                           -------       -------       -------       -------
Net Income (Loss) Attributable to Common Shareholders      $(4,124)      $   182       $(3,857)      $   413
                                                           =======       =======       =======       =======
BASIC EARNINGS PER SHARE:

  Income From Continuing Operations Before
     Cumulative Effect of Accounting Change .........      $  0.54       $  0.60       $  1.32       $  1.15
  Discontinued Operations:
    Income From Reliant Resources, net of tax .......         0.16            --          0.28            --
    Income (Loss) From Other Operations, net of tax .           --            --            --         (0.01)
     Loss on Disposal of Reliant Resources ..........       (14.50)           --        (14.56)           --
     Loss on Disposal of Other Operations, net of tax           --            --            --         (0.04)
  Cumulative Effect of Accounting Change, net of
     minority interest and tax ......................           --            --            --          0.26
                                                           -------       -------       -------       -------
Net Income (Loss) Attributable to Common Shareholders      $(13.80)      $  0.60       $(12.96)      $  1.36
                                                           =======       =======       =======       =======
DILUTED EARNINGS PER SHARE:

  Income From Continuing Operations Before
    Cumulative Effect of Accounting Change ..........      $  0.54       $  0.60       $  1.32       $  1.14
  Discontinued Operations:
    Income From Reliant Resources, net of tax .......         0.16            --          0.27            --
    Income (Loss) From Other Operations, net of tax .           --         (0.01)           --         (0.01)
    Loss on Disposal of Reliant Resources ...........       (14.47)           --        (14.51)           --
    Loss on Disposal of Other Operations, net of
    tax .............................................           --            --            --         (0.04)
  Cumulative Effect of Accounting Change, net of
     minority interest and tax ......................           --            --            --          0.26
                                                           -------       -------       -------       -------
Net Income (Loss) Attributable to Common Shareholders      $(13.77)      $  0.59       $(12.92)      $  1.35
                                                           =======       =======       =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $183 million ($0.60 per diluted share) for the three months ended September 30, 2003 as compared to $162 million ($0.54 per diluted share) for the same period in 2002. The increase in income from continuing operations of $21 million was primarily due to the following:

      - a $118 million increase in operating income from our Electric Generation business segment; and

      - a $21 million increase in operating income from our Other Operations business segment.

The above items were partially offset by:

      - a $53 million increase in interest expense due to higher borrowing costs and increased debt levels and financing costs;

      -     an $18 million increase in income tax expense;

      - a $16 million decrease in operating income from our Electric Transmission & Distribution business segment primarily due to a reduction in ECOM revenue discussed below;

      -     a $16 million change in minority interest;

      - a net loss of $4 million in our Time Warner investment and our related indexed debt securities in 2003 as compared to a net gain of $5 million in 2002;

      - a $4 million decrease in operating income from our Pipelines and Gathering business segment;

      - a $1 million increase in operating loss from our Natural Gas Distribution business segment; and

      -     a $1 million decrease in other income.

      Income Tax Expense. During the three months ended September 30, 2003 and 2002, our effective tax rates were 35.8% and 36.4%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $347 million ($1.14 per diluted share) for the nine months ended September 30, 2003 as compared to $393 million ($1.32 per diluted share) for the same period in 2002. The decrease in income from continuing operations of $46 million was primarily due to the following:

      - a $234 million increase in interest expense due to higher borrowing costs and increased debt levels and financing costs;

      - a $104 million decrease in operating income from our Electric Transmission & Distribution business segment primarily due to a reduction in ECOM revenue discussed below;

      -     a $20 million change in minority interest; and

      -     an $11 million decrease in other income.

The above items were partially offset by:

      - a $232 million increase in operating income from our Electric Generation business segment;

      - a $32 million increase in operating income from our Natural Gas Distribution business segment;

      - a net gain of $4 million in our Time Warner investment and our related indexed debt securities in 2003 as compared to a net loss of $21 million in 2002;

      - an $18 million increase in operating income from our Other Operations business segment;

      -     an $11 million decrease in income tax expense; and

      - a $5 million increase in operating income from our Pipelines and Gathering business segment.

      Income Tax Expense. During the nine months ended September 30, 2003 and 2002, our effective tax rates were 34.8% and 34.5%, respectively.

      Cumulative Effect of Accounting Change. In connection with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we have completed an assessment of the applicability and implications of SFAS No.
143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs with respect to our non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded during the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy. For additional discussion of the adoption of SFAS No. 143, please read Note 3 to our Interim Financial Statements.

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

      The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2002 and 2003. Some amounts from the previous year have been reclassified to conform to the 2003 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                               ------------------       --------------------
                                                2002        2003         2002          2003
                                                ----        ----         ----          ----
                                                             (IN MILLIONS)
Electric Transmission & Distribution ....      $ 399       $ 383       $   927       $  823
Electric Generation .....................          7         125           (74)         158
Natural Gas Distribution ................         (4)         (5)          114          146
Pipelines and Gathering .................         43          39           119          124
Other Operations ........................        (14)          7           (13)           5
                                               -----       -----       -------       ------
      Total Consolidated Operating Income      $ 431       $ 549       $ 1,073       $1,256
                                               =====       =====       =======       ======

ELECTRIC TRANSMISSION & DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference. In 2004, the discontinuation of non-cash operating income associated with generation-related regulatory assets, or Excess Cost Over Market
(ECOM), as described below, is also expected to negatively impact our earnings.

      The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months and nine months ended September 30, 2002 and 2003:

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                ------------------       -----------------
                                                 2002        2003         2002        2003
                                                 ----        ----         ----        ----
                                                               (IN MILLIONS)
Operating Revenues:
  Electric Revenues .....................      $  420      $  432      $ 1,206      $ 1,128
  ECOM True-Up ..........................         240         222          551          455
                                               ------      ------      -------      -------
    Total Operating Revenues ............         660         654        1,757        1,583
                                               ------      ------      -------      -------
Operating Expenses:
  Purchased Power .......................          --          --           56           --
  Operation and Maintenance .............         130         139          401          398
  Depreciation and Amortization .........          75          70          204          203
  Taxes Other than Income Taxes .........          56          62          169          159
                                               ------      ------      -------      -------
    Total Operating Expenses ............         261         271          830          760
                                               ------      ------      -------      -------
Operating Income ........................      $  399      $  383      $   927      $   823
                                               ======      ======      =======      =======
Residential throughput (in gigawatt-hours
  (GWh))(1) .............................       7,966       8,134       18,735       19,183

---------------
      (1) Usage volumes (KWh) for commercial and industrial customers are excluded from throughput because the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Our Electric Transmission & Distribution business segment reported operating income of $383 million for the three months ended September 30, 2003, consisting of $161 million for the regulated electric transmission and distribution utility and non-cash operating income of $222 million associated with ECOM, as described below. For the three months ended September 30, 2002, operating income was $399 million, consisting of $159 million for the regulated electric transmission and distribution utility and non-cash operating income of $240 million associated with ECOM.

      The regulated electric transmission and distribution utility continues to benefit from solid customer growth. Revenues increased from the addition of over 50,000 metered customers since September 2002 ($13 million), partially offset by milder weather ($4 million).

      Under the Texas electric restructuring law, a regulated utility may recover, in its 2004 stranded cost true-up proceeding, any difference between market prices received through the state mandated auctions from January 1, 2002 through December 31, 2003 and the Texas Utility Commission's earlier estimates of those market prices. During 2002 and 2003, this difference, referred to as ECOM, produced non-cash operating income and is recorded as a regulatory asset. The reduction in ECOM True-Up revenue of $18 million from 2002 to 2003 is primarily a result of higher capacity auction prices for Texas Genco for this period in 2003 compared to the same period in 2002.

      Operation and maintenance expense increased $9 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to higher pension and employee benefit expenses of $7 million.

      Depreciation and amortization expense decreased $5 million for the three months ended September 30, 2003 as compared to the same period in 2002 due to decreased amortization of securitized assets ($7 million), partially offset by increases in plant in service ($2 million). The amortization of securitized assets is offset by revenue from non-bypassable transition charges payable by retail electric customers.

      Taxes other than income taxes increased $6 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to increased property taxes ($2 million) and increased city franchise fees ($4 million).

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Our Electric Transmission & Distribution business segment reported operating income of $823 million for the nine months ended September 30, 2003, consisting of $368 million for the regulated electric transmission and distribution utility and non-cash operating income of $455 million associated with ECOM. For the nine months ended September 30, 2002, operating income was $927 million, consisting of $376 million for the regulated electric transmission and distribution utility and non-cash operating income of $551 million associated with ECOM. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of the regulated utility during a transition period through the date of their first meter reading in 2002. The purchased power costs of $56 million for the nine months ended September 30, 2002 relate to operation of the regulated utility during this transition period.

      Increased revenues from customer growth ($33 million) and positive impacts of weather ($1 million) were more than offset by transition period revenues occurring in 2002 only ($98 million) and decreased industrial demand.

      The reduction in ECOM True-Up revenue of $96 million from 2002 to 2003 primarily resulted from higher capacity auction prices for Texas Genco for this period in 2003 compared to the same period in 2002.

      Operation and maintenance expense decreased $3 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily due to a reduction in bad debt expense related to the 2002 transition period revenues ($14 million), decreased transmission cost of service ($5 million) and the termination of a factoring program ($3 million). These decreases were partially offset by increased employee benefit expenses primarily due to increased pension costs ($16 million) and increased insurance expenses ($3 million).

      Depreciation and amortization expense decreased $1 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to decreased amortization of securitized assets ($9 million), partially offset by increases in plant in service ($7 million). The amortization of securitized assets is offset by revenue from non-bypassable transition charges payable by retail electric customers.

      Taxes other than income taxes decreased $10 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million) and decreased state franchise taxes ($6 million), partially offset by increased city franchise fees ($3 million) and increased property taxes ($3 million).

ELECTRIC GENERATION

      For information regarding factors that may affect the future results of operations of our Electric Generation business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Generation Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

      The following tables provide summary data of our Electric Generation business segment for the three months and nine months ended September 30, 2002 and 2003:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                         -------------               -------------
                                       2002         2003         2002           2003
                                       ----         ----         ----           ----
                                                      (IN MILLIONS)
Operating Revenues:
  Energy Revenues .............      $   346      $   404      $    894       $ 1,006
  Capacity and Other Revenues .          180          253           372           588
                                     -------      -------      --------       -------
    Total Operating Revenues ..          526          657         1,266         1,594
                                     -------      -------      --------       -------
Operating Expenses:
  Fuel and Purchased Power ....          372          386           901           978
  Operation and Maintenance ...           98          100           272           311
  Depreciation and Amortization           39           41           118           119
  Taxes Other than Income Taxes           10            5            49            28
                                      ------       ------        ------        ------
    Total Operating Expenses ..          519          532         1,340         1,436
                                      ------       ------        ------        ------
Operating Income (Loss) .......      $     7      $   125      $    (74)      $   158
                                      ------       ------        ------        ------
Power Sales (in GWh) ..........       15,476       14,534        41,923        36,327
                                      ======       ======        ======        ======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Our Electric Generation business segment reported operating income of $125 million for the three months ended September 30, 2003 compared to operating income of $7 million for the three months ended September 30, 2002. The $118 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by increased fuel costs due to higher natural gas prices and lower sales volumes. Due to the operating flexibility of some of the gas units, Texas Genco was able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

      Operation and maintenance expense increased $2 million for the three months ended September 30, 2003 as compared to the same period in 2002. The increase was primarily due to higher pension and employee benefits ($5 million), scheduled plant outages ($3 million) and repairs to South Texas Project Unit 1 and W.A. Parish Unit 8 ($4 million), partially offset by timing of technical support costs ($8 million).

      Taxes other than income taxes decreased $5 million for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in property taxes due to lower property valuations.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Our Electric Generation business segment reported operating income of $158 million for the nine months ended September 30, 2003 compared to a loss of $74 million for the nine months ended September 30, 2002. The $232 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by increased fuel costs due to higher natural gas prices and lower sales volumes. Due to the operating flexibility of some of the gas units, Texas Genco was able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

      Operation and maintenance expense increased $39 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase was primarily due to repairs on South Texas Project Unit 1 and W.A. Parish Unit 8 ($8 million), an unplanned outage on South Texas Project Unit 2 ($4 million), a planned refueling outage on South Texas Project Unit 1 without a comparable outage in 2002 ($6 million), higher pension and employee benefit costs ($9 million), timing of technical support expenses ($2 million) and increased insurance and other expenses ($8 million).

      Taxes other than income taxes decreased $21 million for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in state franchise taxes that are no longer applicable in 2003 ($12 million) and a reduction in property taxes due to lower property valuations ($9 million).

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

      For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

      The following table provides summary data of our Natural Gas Distribution business segment for the three months and nine months ended September 30, 2002 and 2003:

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------                -------------
                                                      2002          2003            2002          2003
                                                      ----          ----            ----          ----
                                                                         (IN MILLIONS)
Operating Revenues ..............................   $    681       $    897       $  2,658      $  3,913
                                                    --------       --------       --------      --------
Operating Expenses:
  Natural Gas ...................................        509            713          1,997         3,168
  Operation and Maintenance .....................        125            133            381           417
  Depreciation and Amortization .................         32             34             94           101
  Taxes Other than Income Taxes .................         19             22             72            81
                                                    --------       --------       --------      --------
    Total Operating Expenses ....................        685            902          2,544         3,767
                                                    --------       --------       --------      --------
Operating Income (Loss) .........................   $     (4)      $     (5)      $    114      $    146
                                                    ========       ========       ========      ========

Throughput (in billion cubic feet (Bcf)):

  Residential and Commercial ....................         35             32            216           224
  Industrial ....................................          9             12             33            36
  Transportation ................................         14             10             42            36
  Non-rate Regulated Commercial and Industrial ..        130            120            346           365
                                                    --------       --------       --------      --------
    Total Throughput ............................        188            174            637           661
                                                    ========       ========       ========      ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Our Natural Gas Distribution business segment's operating loss increased $1 million for the three months ended September 30, 2003 as compared to the same period in 2002. Operating margins (revenues less fuel costs) for the three months ended September 30, 2003 were $12 million higher than in the same period in 2002 primarily because of:

      - higher revenues from rate increases implemented late in 2002 ($6 million);

      -     increased usage ($5 million);

      -     continued customer growth ($3 million); and

      -     increased franchise fees billed to customers ($2 million),

      partially offset by reduced margins from our unregulated commercial and industrial sales ($4 million).

      Operation and maintenance expense increased $8 million for the three months ended September 30, 2003 as compared to the same period in 2002. The increase in operations and maintenance expense was primarily due to:

      - higher employee benefit expenses primarily due to increased pension costs ($4 million);

      - certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($2 million); and

      - increased bad debt expense primarily due to higher gas prices ($1 million).

      Depreciation and amortization expense increased $2 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

      Taxes other than income taxes increased $3 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to franchise fees resulting from higher revenues ($2 million).

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Our Natural Gas Distribution business segment's operating income increased $32 million for the nine months ended September 30, 2003 as compared to the same period in 2002. Operating margins (revenues less fuel costs) for the nine months ended September 30, 2003 were $84 million higher than in the same period in 2002 primarily because of:

      - higher revenues from rate increases implemented late in 2002 ($30 million);

      -     increased usage ($10 million);

      -     increased franchise fees billed to customers ($9 million);

      - improved margins from our unregulated commercial and industrial sales ($8 million);

      -     continued customer growth ($8 million);

      - increased miscellaneous service revenues and forfeited discounts ($5 million); and

      -     colder weather ($4 million).

      Operation and maintenance expense increased $36 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in operations and maintenance expense was primarily due to:

      - higher employee benefit expenses primarily due to increased pension costs ($16 million);

      - certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($9 million); and

      - increased bad debt expense primarily due to colder weather and higher gas prices ($3 million).

      Depreciation and amortization expense increased $7 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

      Taxes other than income taxes increased $9 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to franchise fees resulting from higher revenue.

PIPELINES AND GATHERING

      Our Pipelines and Gathering business segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

      For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

      The following table provides summary data of our Pipelines and Gathering business segment for the three months and nine months ended September 30, 2002 and 2003:

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------                -------------
                                       2002           2003          2002           2003
                                       ----           ----          ----           ----
                                                        (IN MILLIONS)
Operating Revenues                   $     88       $     89      $    282       $    320
                                     --------       --------      --------       --------
Operating Expenses:
  Natural Gas                               3              5            20             62
  Operation and Maintenance                27             31            99             90
  Depreciation and Amortization            11             10            31             31
  Taxes Other than Income Taxes             4              4            13             13
                                     --------       --------      --------       --------
    Total Operating Expenses               45             50           163            196
                                     --------       --------      --------       --------
Operating Income                     $     43       $     39      $    119       $    124
                                     ========       ========      ========       ========

Throughput (in Bcf):
  Sales                                     1              1            12              9
  Transportation                          192            159           633            630
  Gathering                                72             73           213            219
  Elimination (1)                          (1)            --            (2)            (4)
                                     --------       --------      --------       --------
Total Throughput                          264            233           856            854
                                     ========       ========      ========       ========

-------------
(1)   Elimination of volumes both transported and sold.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Our Pipelines and Gathering business segment's operating income for the three months ended September 30, 2003 compared to the same period in 2002 decreased $4 million. Operating margins (revenues less natural gas costs) were $1 million lower for the three months ended September 30, 2003 than in the same period in 2002.

      Operation and maintenance expenses increased $4 million for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to higher pension, employee benefit and other miscellaneous expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Our Pipelines and Gathering business segment's operating income for the nine months ended September 30, 2003 compared to the same period in 2002 increased $5 million. Operating margins (revenues less natural gas costs) were $4 million lower for the nine months ended September 30, 2003 than in the same period in 2002 primarily due to:

      -     reduced project-related revenues ($16 million); and

      - a one-time refund of a tax on fuel in 2002 ($3 million), partially offset by;

      -     higher commodity prices ($8 million);

      - improved margins from new transportation contracts to power plants ($5 million); and

      - improved margins from enhanced services in our gas gathering operations ($4 million).

      Operation and maintenance expenses decreased $9 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the decrease in project-related costs ($16 million), partially offset by higher pension, employee benefit and other miscellaneous expenses.

OTHER OPERATIONS

      Our Other Operations business segment includes other corporate operations that support all of our business operations.

      The following table provides summary data of our Other Operations business segment for the three months and nine months ended September 30, 2002 and 2003:

                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                  SEPTEMBER 30,                SEPTEMBER 30,
                                  -------------                -------------
                               2002           2003          2002           2003
                               ----           ----          ----           ----
                                                (IN MILLIONS)
Operating Revenues           $      7       $      8      $     21       $     26
Operating Expenses                 21              1            34             21
                             --------       --------      --------       --------
Operating Income (Loss)      $    (14)      $      7      $    (13)      $      5
                             ========       ========      ========       ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Our Other Operations business segment's operating income for the three months ended September 30, 2003 compared to the same period in 2002 increased $21 million primarily due to a decrease in unallocated corporate costs and corporate accruals ($8 million), a decrease in business separation costs ($3 million) and a decrease in property taxes ($3 million).

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Our Other Operations business segment's operating income for the nine months ended September 30, 2003 compared to the same period in 2002 increased $18 million primarily due to a decrease in unallocated corporate costs and corporate accruals ($15 million) and a decrease in business separation costs ($3 million).

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

      On September 30, 2002, we distributed to our shareholders on a pro rata basis all of the shares of Reliant Resources common stock owned by us. The Interim Financial Statements have been prepared to reflect the effect of the Reliant Resources Distribution as described above on our Interim Financial Statements. The Interim Financial Statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations. We recorded after-tax income from discontinued operations of $48 million and $82 million for the three months and nine months ended September 30, 2002, respectively, related to the operations of Reliant Resources. As a result of the spin-off of Reliant Resources, we recorded a non-cash loss on disposal of discontinued operations of $4.3 billion in the third quarter of 2002.

      In June 2003, we made a decision to sell a component of our Other Operations business segment, CEMS, that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the three months ended June 30, 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time termination benefits. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations and Selected Financial Data -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to the Current Report on Form 8-K dated November 7, 2003 (November 7, 2003 Form 8-K), and "Risk Factors" in Item 5 of Part II of this report, each of which is incorporated herein by reference.

      In addition to these factors, increased borrowing costs and increased pension expense are expected to negatively impact our earnings in 2003. In 2004, the discontinuation of non-cash operating income associated with ECOM is also expected to negatively impact our earnings.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2002 and 2003:

                               NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------
                                    2002            2003
                                    ----            ----
                                       (IN MILLIONS)
Cash provided by (used in):
   Operating activities .....    $     177       $     435
   Investing activities .....         (565)           (482)
   Financing activities .....          473            (243)

      Net cash provided by operating activities during the nine months ended September 30, 2003 increased $258 million compared to the same period in 2002 primarily due to increased earnings from our Electric Generation business segment as a result of higher capacity auction prices, which are driven by higher gas prices. Additionally, decreases in accounts receivable and accrued unbilled revenues and increases in accrued taxes and interest contributed to the increase in net cash provided by operating activities. These increases in cash flow were partially offset by the non-recurrence of recovery of fuel costs by our Electric Transmission & Distribution business segment in 2002 and an increase in taxes receivable in 2003.

      Net cash used in investing activities decreased $83 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to lower capital expenditures in 2003 related to our Electric Transmission & Distribution and Electric Generation business segments.

      Net cash used in financing activities increased $716 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a decrease in short-term borrowings, partially offset by an increase in net proceeds from long-term debt.

FUTURE SOURCES AND USES OF CASH

      The 1935 Act regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities" below.

      Long-Term Debt. Our long-term debt consists of our obligations and obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

      In 2003, we and our subsidiaries completed several capital market and bank financing transactions which, collectively, converted a significant amount of our interest payment obligations from floating rates to fixed rates, reduced current maturities of long-term debt (excluding maturities of transition bonds issued by a special purpose entity) from $792 million at December 31, 2002 to $269 million at September 30, 2003 and extended the termination date of our credit facility to October 2006. Our 2003 capital market transactions included the following:

      - In May, we issued $575 million aggregate principal amount of 3.75% convertible senior notes due 2023, $200 million aggregate principal amount of 5.875% senior notes due 2008 and $200 million aggregate principal amount of 6.85% senior notes due 2015. In addition, in April, we remarketed $175 million aggregate principal amount of pollution control tax-exempt bonds that we had owned since the fourth quarter of 2002, consisting of $100 million bearing interest at 7.75% due 2018 and $75 million bearing interest at 8% due 2029. In July, we remarketed $151 million aggregate principal amount of insurance-backed pollution control bonds due 2015, reducing the interest rate from 5.8% to 4%. In September, we issued $200 million aggregate principal amount of 7.25% senior notes due 2010. Proceeds from these financings, as well as certain funds received from the repayment by CenterPoint Houston of intercompany debt, were used to reduce the size of our bank facility from $3.85 billion at December 31, 2002 to $2.36 billion at September 30, 2003. In October, we refinanced the $2.36 billion bank facility having a termination date of June 2005 with a $2.35 billion credit facility having a termination date of October 2006, reducing the drawn cost of the amount remaining outstanding from LIBOR plus 450 basis points to LIBOR plus 350 basis points on the $925 million term loan and LIBOR plus 300 basis points on the $1.425 billion revolver. At the time of the refinancing, $1.9 billion was borrowed under the $2.36 billion credit facility, comprised of $1.0 billion borrowed under the revolver and $856 million borrowed under the term loan. For additional information on the new $2.35 billion credit facility, see
            Note 9(b) to our Interim Financial Statements.

      - In March and May, CenterPoint Houston issued $962.3 million aggregate principal amount of its general mortgage bonds, consisting of $450 million bearing interest at 5.70% due 2013, $312.3 million bearing interest at 6.95% due 2033 and $200 million bearing interest at 5.60% due 2023. Proceeds were used by CenterPoint Houston to redeem $512.3 million aggregate principal amount of its first mortgage bonds ($250 million at 7.75% due 2023, $62.3 million at 8.75% due 2022 and $200 million at 7.5% due 2023) and to repay $429 million of intercompany notes payable to us and bearing interest at a weighted average rate of 6.11%. We used proceeds from the intercompany note repayment to repay $150 million of 6.5% medium-term notes due in April 2003, $229 million of revolving credit borrowings under our bank facility and $50 million of the term loan under our bank facility. In September, CenterPoint Houston issued $300 million aggregate principal amount of its 5.75% general mortgage bonds due 2014. Proceeds were used by CenterPoint Houston to repay approximately $258 million of intercompany notes payable to us bearing interest at a rate of 5.9% and to repay approximately $40 million in money pool borrowings bearing interest at a rate of 6.2%. We used proceeds from the intercompany note and money pool repayments to repay approximately $292 million of the term loan under our former bank facility.

      - In March and April, CERC issued $762 million aggregate principal amount of its 7.875% senior notes due 2013, the proceeds from which were used to refinance $360 million aggregate principal amount of CERC's 6-3/8% Term Enhanced ReMarketable Securities (TERM Notes) maturing in November 2003, pay the cost of terminating a remarketing option relating to those securities and repay approximately $340 million of bank borrowings bearing interest at 1.575% under CERC's $350 million credit facility having a termination date of March 31, 2003. CERC replaced the matured credit facility with a new $200 million revolving credit facility that terminates in March 2004. On November 3, 2003, CERC issued $160 million aggregate principal amount of its 5.95% senior unsecured notes due 2014. CERC accepted $140 million aggregate principal amount of CERC's TERM Notes and $1.25 million as consideration for the notes. CERC retired the TERM notes received and used the remaining proceeds to finance remaining costs of issuance of the notes and for general corporate purposes.

      We have $840 million of outstanding 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that may be exchanged for cash at any time. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of Time Warner common stock (TW Common). There are 1.5 reference shares of TW Common for each of the
17.2 million ZENS units originally issued (of which approximately 16% were exchanged for cash in the amount of approximately $45 million in 2002). The exchange market value is calculated using the average closing price per share of TW Common on the New York Stock Exchange on one or more trading days following the notice date for the exchange. One of our subsidiaries owns the reference shares of TW Common and generally liquidates such holdings to the extent of ZENS exchanged. Cash proceeds from such liquidations are used to fund ZENS exchanged for cash. Although proceeds from the sale of TW Common offset the cash paid on exchanges, ZENS exchanges result in a cash outflow because deferred tax liabilities related to the ZENS and TW Common become current tax obligations when ZENS are exchanged and TW Common is sold. There have been no ZENS exchanges in 2003.

      CenterPoint Houston has outstanding approximately $499 million aggregate principal amount of first mortgage bonds and approximately $3.1 billion aggregate principal amount of general mortgage bonds, of which approximately $924 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The lien of the general mortgage indenture (under which the general mortgage bonds are issued) is junior to that of the first mortgage indenture (under which the first mortgage bonds are issued). The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued is approximately $400 million based on estimates of the value of CenterPoint Houston's property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on CenterPoint Houston expiring in November 2005 limit the incremental aggregate amount of first mortgage and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount.

      The Texas electric restructuring law allows the former integrated utility to recover its stranded costs in order to recover its generation investment in a "true-up" proceeding to be held in 2004 (2004 True-Up Proceeding). Following the unbundling of the integrated utility into its components, CenterPoint Houston remains a regulated transmission and distribution utility through which stranded investment is recovered. Since CenterPoint Houston does not own the once-regulated generating assets, it is obligated to distribute recovery of stranded investment to CenterPoint Energy, the ultimate owner of these generation assets.

      The $396 million impairment that was recorded in the first quarter of 2003 related to the partial distribution of our investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, CenterPoint Houston has recorded a regulatory asset, reflecting its right to recover this amount, and an associated payable to us. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that CenterPoint Houston expects to recover as stranded investment will be recorded in the same manner.

      One of our indirect finance subsidiaries, CenterPoint Energy Transition Bond Company, LLC, has $717 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have recourse only to the assets or revenues of the transition bond company, and our other creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. CenterPoint Houston, the transition bond company's direct parent company, has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the transition bond company and in an intercreditor agreement among CenterPoint Houston, the transition bond company and other parties.

      Short-Term Debt and Receivables Facility. CERC's revolver and receivables facility are scheduled to terminate on the dates indicated. Please read Note 9(c) to our Interim Financial Statements regarding CERC's receivables facility.

                                                            AMOUNT
                                                         OUTSTANDING
                                                            AS OF
                     TYPE OF         AMOUNT OF           SEPTEMBER 30,       TERMINATION
BORROWER/SELLER      FACILITY        FACILITY               2003                DATE
---------------      --------        --------               ----                ----
                                        (IN MILLIONS)
CERC                Receivables      $    100 (1)          $    68         November 14, 2003
CERC Corp.          Revolver              200                   55         March 23, 2004
                                     --------              -------
    Total                            $    300              $   123
                                     ========              =======

----------
(1) The commitment to purchase receivables expires November 14, 2003. Purchases of receivables under the related uncommitted facility may occur until November 12, 2005.

      Rates for borrowings under CERC Corp.'s revolving credit facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid.

      Effective June 25, 2003, we elected to reduce the purchase limit under the CERC receivables facility from $150 million to $100 million. The bankruptcy remote subsidiary established to purchase and subsequently sell receivables makes such purchases with a combination of cash and subordinated notes. In July 2003, the subordinated notes owned by CERC were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by CERC. In the fourth quarter of 2003, we plan to extend the existing committed facility for one year or replace the receivables facility with a committed one-year receivables facility.

      On September 30, 2003, we had no temporary investments.

      Refunds to CenterPoint Houston Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that CenterPoint Houston had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, CenterPoint Houston was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the October 3, 2001 order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 CenterPoint Houston began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $237 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in the 2004 True-Up Proceeding. CenterPoint Houston is currently seeking authority from the Texas Utility Commission to terminate these refunds based on preliminary estimates of what that final determination will be. This case is still pending before the Texas Utility Commission.

      Cash Requirements in 2003 and 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the last three months of 2003 and during 2004 include the following:

      - approximately $912 million of capital expenditures, of which $215 million relates to the fourth quarter of 2003;

      - an estimated $291 million in refunds of excess mitigation credit as described above, of which approximately $53 million relates to the fourth quarter of 2003;

      -     dividend payments on CenterPoint Energy common stock;

      -     $16.6 million of maturing long-term debt;

      - up to $100 million in the event CERC's committed receivables facility is not replaced or extended; and

      - maturity of any borrowings under CERC's $200 million revolving credit agreement.

      We expect that revolving credit borrowings, anticipated cash flows from operations and, to the extent permitted by our bank facility and CenterPoint Houston's term loan, proceeds from possible capital market transactions, will be sufficient to meet our cash needs for the remainder of 2003 and 2004. The $2.35 billion credit facility we obtained in October 2003 provides that, until such time as the credit facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of stranded costs, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own or of material portions of Texas Genco's assets shall be applied to repay loans under our credit facility and reduce the credit facility. Our $2.35 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities. CenterPoint Houston's term loan limits, subject to certain exceptions, the application of proceeds from capital markets transactions by CenterPoint Houston over $200 million to repayment of debt existing in November 2002. If we are unable to obtain external financings to meet our future capital requirements on terms that are acceptable to us, our financial condition and future results of operations could be materially and adversely affected. In addition, the capital constraints currently impacting our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. Such terms may negatively impact our ability to operate our business or may restrict distributions from our subsidiaries.

      At September 30, 2003, CenterPoint Energy had a shelf registration statement covering 15 million shares of common stock and CERC Corp. had a shelf registration statement covering $50 million of debt securities. The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by:

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

      Principal Factors Affecting Cash Requirements in 2004 and 2005. We anticipate selling our 81% ownership interest in Texas Genco in 2004. It is possible that Reliant Resources may decline to exercise its option to purchase our interest in Texas Genco. We have engaged a financial advisor to assist us in exploring alternatives for monetizing Texas Genco's assets in the event the Reliant Resources option is not exercised, including possible sale of our ownership interest in Texas Genco or of its individual generating assets, which may significantly affect the timing of any cash proceeds. Proceeds from that sale, plus proceeds from the securitization in 2004 or 2005 of stranded costs related to generating assets of Texas Genco and generation-related regulatory assets, are expected to aggregate in excess of $5 billion based on the current stock price of Texas Genco and Texas Utility Commission rules.

      We expect that upon completion of the 2004 True-Up Proceeding, CenterPoint Houston will issue securitization bonds to monetize and recover its stranded costs, any regulatory assets not previously securitized by the October 2001 issuance of transition bonds and, to the extent permitted by the Texas Utility Commission, the balance of the other true-up components. The issuance will be done pursuant to a financing order to be issued by the Texas Utility Commission. As with the debt of our existing transition bond company, payments on these new securitization bonds would also be made from funds obtained through non-bypassable charges assessed to retail electric providers required to take delivery service from CenterPoint Houston. The holders of the new securitization bonds would have recourse only to the assets or revenues of the issuer of the new securitization bonds, and our other creditors would not have recourse to any assets or revenues of that issuer. All or a portion of the proceeds from the issuance of securitization bonds remaining after repayment of CenterPoint Houston's $1.3 billion collateralized term loan are required to be utilized to reduce our credit facility as discussed above.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of October 7, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                         MOODY'S                S&P                FITCH
                                    -------------------   -------------------  -------------------
                                             OUTLOOK/
COMPANY/INSTRUMENT                  RATING   REVIEW(1)    RATING   OUTLOOK(2)  RATING   OUTLOOK(3)
------------------                  ------   ----------   ------   ----------  ------   ----------
CenterPoint Energy Senior                    Review for
  Unsecured Debt................      Ba1    Downgrade      BBB-     Stable      BBB-     Stable
CenterPoint Houston Senior
  Secured Debt (First Mortgage               Outlook
  Bonds)........................      Baa2   Negative       BBB      Stable      BBB+     Stable

CERC Corp. Senior Debt..........      Ba1    Outlook        BBB      Stable      BBB      Stable
                                             Negative

----------
(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook. A Moody's review for downgrade reflects concerns which may lead to a downgrade in a shorter time period than the horizon for a "negative" outlook.

(2) A "stable" outlook from S&P indicates that the rating is not likely to change over the intermediate to longer term.

(3) A "stable" outlook from Fitch indicates that the rating is not likely to change over a one- to two-year period.

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

      A decline in credit ratings would increase borrowing costs under the revolving portion of our credit facility and increase the facility fees and borrowing cost under CERC's $200 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions. If we were unable to maintain an investment-grade rating from at least one rating agency, as a registered public utility holding company we would be required to obtain further approval from the SEC for any additional capital markets transactions.

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

      Each ZENS note is exchangeable at the holder's option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the TW Common that we own or from other sources. We own shares of TW Common equal to 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS exchanges result in a cash outflow because deferred tax liabilities related to the ZENS and TW Common become current tax obligations when ZENS are exchanged and TW Common is sold.

      CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers who are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of October 31, 2003, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $29 million; however, utilized credit capacity is significantly lower.

      Cross Defaults. Under our bank facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to our indenture dated as of May 19, 2003 with JPMorgan Chase Bank, as supplemented, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. Our 3.75% senior convertible notes due 2023, our 5.875% senior notes due 2008, our 6.85% senior notes due 2015 and our 7.25% senior notes due 2010 are issued under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

      Pension Plan. As discussed in Note 11(b) of the notes to the consolidated financial statements included in Exhibit 99.2 to the November 7, 2003 Form 8-K (CenterPoint Energy Notes), which is incorporated herein by reference, we maintain a non-contributory pension plan covering substantially all employees. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $496 million. In September 2003, we elected to make a $22.7 million contribution to our pension plan. As a result, we will not be required to make any contributions to our pension plan prior to 2005. Changes in interest rates and the market values of the securities held by the plan during 2003 could materially, positively or negatively, change our underfunded status and affect the level of pension expense and required contributions in 2004 and beyond. For example, every .5% difference in our actual 2003 asset returns versus our assumed 9% long-term asset return rate would increase or decrease the underfunded status of our plans by approximately $5 million and our 2004 pension expense by approximately $1 million. Similarly, a .5% change in the discount rate used to value pension liabilities at December 31, 2003, could increase or decrease the underfunded status of our plans by approximately $100 million and 2004 pension expense by approximately $10 million. Actual investment returns and changes in the discount rate during 2003 will have no effect on our 2003 pension expense. Additionally, we expect that a separate pension plan will be established for Texas Genco prior to its disposition. Texas Genco would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions." It is anticipated that a plan established for Texas Genco would be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for Texas Genco.

      Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

      - cash collateral requirements that could exist in connection with certain contracts, including our gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment, particularly given gas price levels and volatility;

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

      Money Pool. We have a "money pool" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are expected to be met with bank loans. Prior to October 2003, Texas Genco participated in this money pool. Following Texas Genco's certification by FERC as an "exempt wholesale generator" under the 1935 Act, it can no longer participate with our utility subsidiaries in the same money pool. We have established a second money pool in which Texas Genco and certain of our other unregulated subsidiaries can participate. It is anticipated that Texas Genco will meet its cash needs with a combination of funds from operations, borrowings from us and funds obtained through the new money pool. Except in an emergency situation (in which we could provide funding pursuant to applicable SEC rules), we would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or for us to guarantee a security of Texas Genco. The terms of both money pools are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and the June 2003 Financing Order.

      Certain Contractual and Regulatory Limits on Ability to Issue Securities. Factors affecting our ability to issue securities or take other actions to adjust our capitalization include:

      - covenants and other provisions in our credit facilities and the credit facilities and receivables facility of our subsidiaries and other borrowing agreements; and

      - limitations imposed on us as a registered public utility holding company under the 1935 Act.

      The collateralized term loan of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. CERC Corp.'s bank facility also contains a provision that could, under certain circumstances, limit the amount of dividends that could be paid by CERC Corp. Our $2.35 billion credit facility limits dividend payments as described above, contains a debt to EBITDA covenant, an EBITDA to interest covenant and restrictions on the use of proceeds from certain debt issuances and certain asset sales. These facilities include certain restrictive covenants. We and our subsidiaries are in compliance with such covenants.

      We are a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries other than Texas Genco. The 1935 Act, among other things, limits our ability to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      We received an order from the SEC relating to our financing activities and those of our subsidiaries on June 30, 2003 (June 2003 Financing Order), which is effective until June 30, 2005. On August 1, 2003 and October 28,

2003, the SEC issued supplemental orders (August 2003 Financing Order and October 2003 Financing Order, respectively, and, together with the June 2003 Financing Order, the Orders). The August 2003 Financing Order permitted CenterPoint Houston to issue an additional $250 million of debt securities. The October 2003 Financing Order permitted CERC Corp. to issue up to an additional $50 million of debt securities in connection with retiring the TERM Notes.

      The Orders establish limits on the amount of external debt and equity securities that can be issued by us and certain of our subsidiaries without additional authorization and permit refinancing. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue after giving effect to our issuance of $200 million principal amount of senior notes in September 2003, CenterPoint Houston's issuance of $300 million principal amount of general mortgage bonds in September 2003 and CERC's issuance of $160 million principal amount of senior notes in November 2003. The Orders also permit utilization of undrawn credit facilities at CenterPoint Energy and CERC.

      - CenterPoint Energy is authorized to issue an additional aggregate $250 million of preferred stock, preferred securities and equity-linked securities and 200 million shares of common stock;

      - CenterPoint Houston is authorized to issue an additional aggregate $200 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

      - CERC is authorized to issue an additional aggregate $250 million of preferred stock and preferred securities.

      The SEC has reserved jurisdiction over, and must take further action to permit, the issuance of $478 million of additional debt at CenterPoint Energy and $450 million of additional debt at CERC. CenterPoint Houston has requested the authority to issue an incremental $300 million in external debt not previously authorized by the Orders. This request is pending at the SEC.

      The June 2003 Financing Order requires that if we or any of our subsidiaries issues securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of the issuer and of CenterPoint Energy must be rated investment grade by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds.

      The 1935 Act requires the payment of dividends out of current and retained earnings without specific authorization to pay dividends from other funds. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of September 30, 2003, we had a retained deficit on our Consolidated Balance Sheet. We expect to pay dividends out of current earnings. The June 2003 Financing Order requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of thirty percent (30%).

      Security Interests in Receivables of Reliant Resources. Pursuant to a Master Power Purchase and Sale Agreement (as amended) with a subsidiary of Reliant Resources related to power sales in the Electric Reliability Council of Texas (ERCOT) market, Texas Genco has been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $4.0 billion and $4.8 billion as of December 31, 2002 and September 30, 2003, respectively. Additionally, regulatory liabilities reflected in our consolidated Balance Sheets aggregated $1.1 billion and $846 million at December 31, 2002 and September 30, 2003, respectively. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.5 billion of recoverable electric generation plant mitigation assets (stranded costs) and $1.2 billion of ECOM true-up as of September 30, 2003. The stranded costs include $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $396 million related to the Texas Genco distribution. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $11.1 billion or 56% of our total assets as of September 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

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

      We recorded goodwill associated with the acquisition of our Natural Gas Distribution and Pipelines and Gathering operations in 1997. We reviewed our goodwill for impairment as of January 1, 2003. We computed the fair value of the Natural Gas Distribution and the Pipelines and Gathering operations as the sum of the discounted estimated net future cash flows applicable to each of these operations. We determined that the fair value for each of the Natural Gas Distribution operations and the Pipelines and Gathering operations exceeded their corresponding carrying value, including unallocated goodwill. We also concluded that no interim impairment indicators existed subsequent to this initial evaluation. As of September 30, 2003, we had recorded $1.7 billion of goodwill. Future evaluations of the carrying value of goodwill could be significantly impacted by our estimates of cash flows associated with our Natural Gas Distribution and Pipelines and Gathering operations, regulatory matters, and estimated operating costs.

UNBILLED ENERGY REVENUES

      Revenues related to the sale and/or delivery of electricity or natural gas (energy) are generally recorded when energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 were $70 million related to our Electric Transmission & Distribution business segment and $284 million related to our Natural Gas Distribution business segment. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of September 30, 2003 were $83 million related to our Electric Transmission & Distribution business segment and $142 million related to our Natural Gas Distribution business segment.

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

      We have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, we had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, we reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. We also reversed the $39.7 million we had previously recorded for the mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. We have also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

      The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003:

                                          BALANCE,      LIABILITIES   LIABILITIES               CASH FLOW        BALANCE,
                                      JANUARY 1, 2003    INCURRED       SETTLED     ACCRETION   REVISIONS   SEPTEMBER 30, 2003
                                      ---------------   -----------   -----------   ---------   ---------   ------------------
                                                                         (IN MILLIONS)
Nuclear decommissioning ..........             $186.7            --            --      $  6.8          --               $193.5
Lignite mine .....................                3.8            --            --         0.3          --                  4.1
                                      ---------------   -----------   -----------   ---------   ---------   ------------------
                                               $190.5            --            --      $  7.1          --               $197.6
                                      ===============   ===========   ===========   =========   =========   ==================

      The following represents the pro-forma effect on our net income for the three months and nine months ended September 30, 2002, as if we had adopted SFAS No. 143 as of January 1, 2002:

                                                                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                             SEPTEMBER 30, 2002  SEPTEMBER 30, 2002
                                                                                             ------------------  ------------------
                                                                                                         (IN THOUSANDS)
Income from continuing operations before cumulative effect of accounting change as reported  $          161,887  $          392,899
Pro-forma income from continuing operations before cumulative effect of accounting change .             161,867             392,839
Net loss as reported ......................................................................          (4,124,493)         (3,857,244)
Pro-forma net loss ........................................................................          (4,124,513)         (3,857,304)
DILUTED EARNINGS PER SHARE:
Income from continuing operations before cumulative effect of accounting change as reported  $             0.54  $             1.32
Pro-forma income from continuing operations before cumulative effect of accounting change .                0.54                1.32
Net loss as reported ......................................................................              (13.77)             (12.92)
Pro-forma net loss ........................................................................              (13.77)             (12.92)

      The following represents our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of December 31, 2002:

                                                         AS REPORTED   PRO-FORMA
                                                         -----------   ---------
                                                               (IN MILLIONS)
Nuclear decommissioning ..............................        $139.7      $186.7
Lignite mine ........................................           39.7         3.8
                                                         -----------   ---------
  Total .............................................         $179.4      $190.5
                                                         ===========   =========

     Our rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of September 30, 2003, these removal costs of $623 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities. Our non-rate regulated businesses have previously recognized removal costs as a component of depreciation expense. We reversed $115 million in the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by us.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three months or nine months ended September 30, 2002. We have reclassified the $26 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense as presented in our November 7, 2003 Form 8-K.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability was applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and we will analyze the impact, if any, these changes may have on our consolidated financial statements upon ultimate implementation of FIN 46. We do not expect the adoption of FIN 46 to have a material effect on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria, which were effective on July 1, 2003, for new, acquired, or newly modified forward contracts. We engage in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Texas Utility Commission auctions or auctions mandated by an agreement with Reliant Resources. All of our contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. We have applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believe they meet the definition of capacity contracts. Accordingly, we consider these contracts as normal sales contracts rather than as derivatives. We have evaluated our forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 did not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions, and did not have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, upon the adoption of SFAS No. 150, we reclassified $725 million of trust preferred securities as long-term debt and began to recognize the dividends paid on the trust preferred securities as interest expense. Prior to July 1, 2003, the dividends were classified as "Distribution on Trust Preferred Securities" in the Statements of Consolidated Operations. Additionally, $19 million of debt issuance costs previously netted against the balance of the trust preferred securities was reclassified to unamortized debt issuance costs. SFAS No. 150 does not permit restatement of prior periods. The aggregate liquidation amount of the trust preferred securities disclosed in Note 10 to our Interim Financial Statements is also the fair value as of September 30, 2003. The adoption of SFAS No. 150 did not impact our net income or earnings per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

      We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

      The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their September 30, 2003 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $66 million.

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

INTEREST RATE RISK

      We have outstanding long-term debt, bank loans, mandatory redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures, securities held in our nuclear decommissioning trusts, some lease obligations and our obligations under the ZENS that subject us to the risk of loss associated with movements in market interest rates. We utilize interest-rate swaps in order to hedge a portion of our floating-rate debt.

      Our floating-rate obligations to third parties aggregated $3.2 billion at September 30, 2003. If the floating rates were to increase by 10% from September 30, 2003 rates, our combined interest expense to third parties would increase by a total of $2.2 million each month in which such increase continued.

      At September 30, 2003, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.8 billion in principal amount and having a fair value of $8.2 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $426 million if interest rates were to decline by 10% from their levels at September 30, 2003. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      As discussed in Note 13(f) to the CenterPoint Energy Notes, which note is incorporated herein by reference, beginning in 2002, we have contributed $2.9 million per year to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $179 million as of September 30, 2003, of which approximately 39% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at September 30, 2003, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for as a long-term asset/liability as we will not benefit from any gains, and losses will be recovered through the rate making process. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the CenterPoint Energy Notes, which is incorporated herein by reference.

      As discussed in Note 7 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $105 million at September 30, 2003 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $16 million if interest rates were to decline by 10% from levels at September 30, 2003. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2003 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Income.

      As of September 30, 2003, we have interest rate swaps with an aggregate notional amount of $750 million that fix the interest rate applicable to floating rate short-term debt. At September 30, 2003, the swaps relating to short-term debt could be terminated at a cost of $6 million. These swaps do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. A decrease of 10% in the September 30, 2003 level of interest rates would increase the cost of terminating the swaps at September 30, 2003 by $0.9 million.

EQUITY MARKET VALUE RISK

      We are exposed to equity market value risk through our ownership of approximately 22 million shares of Time Warner common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the September 30, 2003 market value of Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

      As discussed above under " -- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of September 30, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at September 30, 2003, the resulting loss in fair value of these securities would be approximately $11 million. Currently, the risk of an economic loss is mitigated as discussed above under " -- Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RISK FACTORS AFFECTING OUR ELECTRIC TRANSMISSION & DISTRIBUTION BUSINESS

  CENTERPOINT HOUSTON MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF ITS STRANDED COSTS, REGULATORY ASSETS RELATED TO GENERATION AND OTHER TRUE-UP COMPONENTS.

      Pursuant to the Texas electric restructuring law and rules promulgated thereunder by the Texas Utility Commission, CenterPoint Houston is entitled to recover its stranded costs (the excess of regulatory net book value of generation assets, as defined by the Texas electric restructuring law, over the market value of those assets) and its regulatory assets related to generation. CenterPoint Houston expects to make a filing on March 31, 2004 in a true-up proceeding (2004 True-Up Proceeding) provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile the following costs or true-up components:

      -     the amount of stranded costs,

      - regulatory assets that were not previously recovered through the issuance of transition bonds by a subsidiary,

      - differences in the prices achieved in the state mandated auctions of Texas Genco's generation capacity and Texas Utility Commission estimates,

      -     fuel over- or under-recovery, and

      -     the "price to beat" clawback.

CenterPoint Houston will be required to establish and support the amounts of these costs in order to recover them. Third parties will have the opportunity and are expected to challenge CenterPoint Houston's calculation of these costs. CenterPoint Houston expects these costs to be substantial. To the extent recovery of a portion of these costs is denied or if we agree to forego recovery of a portion of the request under a settlement agreement, CenterPoint Houston would be unable to recover those amounts in the future. Additionally, in October 2003, a group of intervenors filed a petition asking the Texas Utility Commission to open a rulemaking proceeding and reconsider certain aspects of its ECOM rules. On November 5, 2003, the Texas Utility Commission voted to deny the petition. Despite the denial of the petition, we expect that issues could be raised in the 2004 True-Up Proceeding regarding our compliance with the Texas Utility Commission's rules regarding ECOM True-Up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state mandated auctions. We believe Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions.

If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM True-Up amount no longer probable, we would write off the unrecoverable balance of such asset as a charge against earnings. CenterPoint Houston's $1.3 billion collateralized term loan that matures in November 2005 is expected to be repaid or refinanced with the proceeds from the issuance of transition bonds to recover its stranded costs and the balance of its regulatory assets. If CenterPoint Houston does not receive the proceeds on or before the maturity date, its ability to repay or refinance this term loan will be adversely affected.

      The Texas Utility Commission's ruling that the 2004 True-Up Proceeding filing will be made on March 31, 2004 means that the calculation of the market value of a share of Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more than the per share purchase price calculated under the option held by Reliant Resources to purchase our 81% ownership interest in Texas Genco. The purchase price under the option will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

  CENTERPOINT HOUSTON'S RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

      CenterPoint Houston's receivables from the distribution of electricity are collected from retail electric providers that supply the electricity CenterPoint Houston distributes to their customers. Currently, CenterPoint Houston does business with approximately 31 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for CenterPoint Houston's services or could cause them to delay such payments. CenterPoint Houston depends on these retail electric providers to remit payments timely to it. Any delay or default in payment could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations. Approximately 76% of CenterPoint Houston's $114 million in receivables from retail electric providers at September 30, 2003 was owed by subsidiaries of Reliant Resources. CenterPoint Houston's financial condition may be adversely affected if Reliant Resources is unable to meet these obligations. Reliant Resources, through its subsidiaries, is CenterPoint Houston's largest customer. Pursuant to the Texas electric restructuring law, Reliant Resources may be obligated to make a large "price to beat" clawback payment to CenterPoint Houston in 2004. CenterPoint Houston expects the clawback, if any, to be applied against any stranded cost recovery to which CenterPoint Houston is entitled or, if no stranded costs are recoverable, to be refunded to retail electric providers.

  RATE REGULATION OF CENTERPOINT HOUSTON'S BUSINESS MAY DELAY OR DENY CENTERPOINT HOUSTON'S FULL RECOVERY OF ITS COSTS.

      CenterPoint Houston's rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of its invested capital and its expenses incurred in a test year. Thus, the rates that CenterPoint Houston is allowed to charge may not match its expenses at any given time. While rate regulation in Texas is premised on providing a reasonable opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on its invested capital, there can be no assurance that the Texas Utility Commission will judge all of CenterPoint Houston's costs to be reasonable or necessary or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of CenterPoint Houston's costs.

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

  THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

      The amount by which power generating capacity exceeds peak demand (reserve margin) in the ERCOT market has exceeded 20% since 2001, and the Texas Utility Commission and the ERCOT Independent System Operator (ISO) have forecasted the reserve margin for 2004 to continue to exceed 20%. The commencement of commercial operation of new power generation facilities in the ERCOT market has increased and will continue to increase the competitiveness of the wholesale power market, which could have a material adverse effect on Texas Genco's results of operations, financial condition, cash flows and the market value of Texas Genco's assets.

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

  TO DATE, TEXAS GENCO HAS SOLD A SUBSTANTIAL PORTION OF ITS CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES DECLINED TO PARTICIPATE IN TEXAS GENCO'S FUTURE AUCTIONS OR FAILED TO MAKE PAYMENTS WHEN DUE UNDER RELIANT RESOURCES' PURCHASED ENTITLEMENTS.

      Subsidiaries of Reliant Resources purchased entitlements to 63% of Texas Genco's available 2002 capacity and through September 2003 had purchased 71% of Texas Genco's available 2003 capacity. Reliant Resources made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements Texas Genco auctions in its contractually mandated auctions or through the submission of bids. In the event Reliant Resources declined to participate in Texas Genco's future auctions or failed to make payments when due, Texas Genco's results of operations, financial condition and cash flows could be adversely affected. As of September 30, 2003, Reliant Resources' securities ratings are below investment grade. Texas Genco has been granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

  TEXAS GENCO MAY INCUR SUBSTANTIAL COSTS AND LIABILITIES AS A RESULT OF ITS OWNERSHIP OF NUCLEAR FACILITIES.

      Texas Genco owns a 30.8% interest in the South Texas Project, a nuclear powered generation facility. As a result, Texas Genco is subject to risks associated with the ownership and operation of nuclear facilities. These risks include:

      - liability associated with the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,

      - limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations, and

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

   IF CERC FAILS TO EXTEND CONTRACTS WITH TWO OF ITS SIGNIFICANT INTERSTATE PIPELINES' CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON ITS OPERATIONS.

      Contracts with two of our interstate pipelines' significant customers, CenterPoint Energy Arkla and Laclede Gas Company, are currently scheduled to expire in 2005 and 2007, respectively. To the extent the pipelines are unable to extend these contracts or the contracts are renegotiated at rates substantially different than the rates provided in the current contracts, there could be an adverse effect on CERC's results of operations, financial condition and cash flows.

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

   CERC'S REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

      A substantial portion of CERC's revenues are derived from natural gas sales and transportation. Thus, CERC's revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

        RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

      As of September 30, 2003, we had $11.1 billion of outstanding indebtedness. Approximately $3.9 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $142 million on transition bonds. Included in the approximately $3.9 billion is $140 million principal amount of TERM notes that were retired in November 2003. In addition, the capital constraints and other factors currently impacting our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current or historical indebtedness. These terms may negatively impact our ability to operate our business, adversely affect our financial condition and results of operations or severely restrict or prohibit distributions from our subsidiaries. The success of our future financing efforts may depend, at least in part, on:

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

      As of September 30, 2003, our CenterPoint Houston subsidiary had $3.1 billion principal amount of general mortgage bonds outstanding. It may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $400 million of additional general mortgage bonds could be issued on the basis of property additions and retired bonds as of September 30, 2003, CenterPoint Houston has agreed under the $1.3 billion collateralized term loan maturing in 2005 to not issue, subject to certain exceptions, more than $200 million of incremental secured or unsecured debt. In addition, CenterPoint Houston is contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

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

   AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH
   FLOWS.

      As of September 30, 2003, we had $3.2 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical borrowing rates. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. Any increase in short-term interest rates would result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

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

      Reliant Resources reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 that as of September 30, 2003 it had $7.5 billion of total debt and its unsecured debt ratings are currently below investment grade. If Reliant Resources is unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

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

   IF RELIANT RESOURCES DOES NOT EXERCISE ITS OPTION TO PURCHASE THE COMMON STOCK OF TEXAS GENCO THAT WE OWN, WE MAY NOT BE ABLE TO MONETIZE TEXAS GENCO ON THE SAME TERMS OR ON THE SAME TIME SCHEDULE AS PROVIDED BY THE OPTION.

      Reliant Resources reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 that as of September 30, 2003 it had $7.5 billion of total debt and its unsecured debt ratings are currently below investment grade. It is not clear whether Reliant Resources will exercise its option to purchase the common stock of Texas Genco that we own. If Reliant Resources does not exercise its option, we will continue to operate Texas Genco's facilities or we will have to pursue an alternative strategy to monetize Texas Genco, and we have engaged a financial advisor to assist us in that pursuit. We may not be able to monetize our interest in Texas Genco under any alternative strategy on terms as favorable as those provided by the Reliant Resources option or as quickly as under the option. In addition, delays in monetization may increase the risk that the value of the ownership interest used in the stranded cost determination, which is to be based on market prices for Texas Genco common stock during the 120 trading days ending on March 30, 2004, will be higher than the proceeds received in the monetization process.

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

   WE, TOGETHER WITH OUR SUBSIDIARIES, EXCLUDING TEXAS GENCO, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

      We and our subsidiaries, excluding Texas Genco, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      We received an order from the SEC under the 1935 Act on June 30, 2003 relating to our financing activities, which is effective until June 30, 2005. We must seek a new order before the expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

      The United States Congress is currently considering legislation that has a provision that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

   OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

      We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. The costs of our insurance coverage have increased significantly in recent months and may continue to increase in the future.

      Texas Genco and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.5 billion as of September 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them. In particular, Texas Genco's insurance policies are subject to certain limits and deductibles and do not include business interruption coverage.

      In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. If CenterPoint Houston were to sustain any loss of or damage to its transmission and distribution properties, it would be entitled to seek to recover such loss or damage through a change in its regulated rates, although there is no assurance that CenterPoint Houston ultimately would obtain any such rate recovery or that any such rate recovery would be timely granted. Therefore, we cannot assure you that CenterPoint Houston will be able to restore any loss of or damage to any of its transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

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

      The cost of repairing damage to our operating subsidiaries' facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our electric transmission and distribution, electric generation, natural gas distribution and pipeline and gathering facilities could be directly or indirectly harmed by future terrorist activity. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States' economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
3.1      --    Amended and Restated Articles of     CenterPoint Energy's Registration    3-69502        3.1
               Incorporation of CenterPoint         Statement on Form S-4
               Energy

3.2      --    Articles of Amendment to Amended     CenterPoint Energy's Form 10-K       1-31447       3.1.1
               and Restated Articles of             for the year ended December 31,
               Incorporation of CenterPoint         2001
               Energy

3.3      --    Amended and Restated Bylaws          CenterPoint Energy's Form 10-K       1-31447        3.2
               of CenterPoint Energy                for the year ended December 31,
                                                    2001

3.4      --    Statement of Resolution              CenterPoint Energy's Form 10-K       1-31447        3.3
               Establishing Series of               for the year ended December 31,
               Shares designated Series A           2001
               Preferred Stock of
               CenterPoint Energy

4.1      --    Form of CenterPoint Energy Stock     CenterPoint Energy's Registration    3-69502        4.1
               Certificate                          Statement on Form S-4

4.2      --    Rights Agreement dated               CenterPoint Energy's Form 10-K       1-31447        4.2
               January 1, 2002 between              for the year ended December 21,
               CenterPoint Energy and               2001
               JPMorgan Chase Bank, as
               Rights Agent

4.3.1    --    General Mortgage                     CenterPoint Houston's Form 10-Q      1-3187       4(j)(1)
               Indenture, dated as of               for the quarter ended September
               October 10, 2002, between            30, 2002
               CenterPoint Houston and
               JPMorgan Chase Bank, as
               Trustee

4.3.2    --    First Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(2)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.3    --    Second Supplemental                  CenterPoint Houston's Form 10-Q      1-3187       4(j)(3)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.4    --    Third Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(4)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.5    --    Fourth Supplemental                  CenterPoint Houston's Form 10-Q      1-3187       4(j)(5)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.6    --    Fifth Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(6)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.7    --    Sixth Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(7)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.8    --    Seventh Supplemental                 CenterPoint Houston's Form 10-Q      1-3187       4(j)(8)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.9    --    Eighth Supplemental                  CenterPoint Houston's Form 10-Q      1-3187       4(j)(9)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.10   --    Ninth Supplemental                   CenterPoint Energy's Form 10-K       1-31447      4(e)(10)
               Indenture to Exhibit                 for the year ended December 31,
               4.3.1, dated as of                   2002
               November 12, 2002

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
4.3.11   --    Tenth Supplemental                   CenterPoint Energy's Form 8-K        1-31447        4.1
               Indenture to Exhibit                 dated March 13, 2003
               4.3.1, dated as of March
               18, 2003

4.3.12   --    Eleventh Supplemental                CenterPoint Energy's Form 8-K        1-31447        4.1
               Indenture to Exhibit                 dated May 16, 2003
               4.3.1, dated as of May 23,
               2003

4.3.13   --    Officer's Certificate                CenterPoint Energy's Form 8-K        1-31447        4.2
               dated March 18, 2003                 dated March 13, 2003
               setting forth the form,
               terms and provisions of
               the Tenth Series and
               Eleventh Series of general
               mortgage bonds

4.3.14   --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.3.14
               Agreement, dated as of               for the quarter ended June 30,
               March 18, 2003, among                2003
               CenterPoint Houston and
               the representatives of the
               initial purchasers named
               therein relating to Tenth
               Series and Eleventh Series
               of general mortgage bonds.

4.3.15   --    Officer's Certificate                CenterPoint Energy's Form 8-K        1-31447        4.2
               dated May 23, 2003 setting           dated May 16, 2003
               forth the form, terms and
               provisions of the Twelfth
               Series of general mortgage
               bonds

4.3.16   --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.3.16
               Agreement, dated as of May           for the quarter ended June 30,
               23, 2003, among                      2003
               CenterPoint Houston and
               the representatives of the
               initial purchasers named
               therein relating to
               Twelfth Series of general
               mortgage bonds

4.3.17   --    Twelfth Supplemental                 CenterPoint Energy's Form 8-K        1-31447        4.2
               Indenture to Exhibit                 dated September 9, 2003
               4.3.1, dated as of
               September 9, 2003

4.3.18   --    Officer's Certificate                CenterPoint Energy's Form 8-K        1-31447        4.3
               dated September 9, 2003              dated September 9, 2003
               setting forth the form,
               terms and provisions of
               the Thirteenth Series of
               general mortgage bonds

4.3.19   --    Registration Rights                  Amendment No. 1 to CenterPoint       333-108766    4.2.6
               Agreement, dated as of               Houston's registration statement
               September 9, 2003, among             on Form S-4, filed September 30.
               CenterPoint Houston and              2003
               the representatives of the
               initial purchasers named
               therein relating to the
               Thirteenth Series of
               general mortgage bonds

4.4.1    --    Indenture, dated as of               CERC's Form 8-K dated February       1-13265        4.1
               February 1, 1998, between            5, 1998
               RERC Corp. and Chase Bank
               of Texas, National
               Association, as Trustee

4.4.2    --    Supplemental Indenture No.           CERC's Form 8-K dated February       1-13265        4.2
               1 to Exhibit 4.4.1, dated            5, 1998
               as of February 1, 1998,
               providing for the issuance
               of RERC Corp.'s 6 1/2%
               Debentures due February 1,
               2008

4.4.3    --    Supplemental Indenture No.           CERC's Form 8-K dated November       1-13265        4.1
               2 to Exhibit 4.4.1, dated            9, 1998
               as of November 1, 1998,
               providing for the issuance
               of RERC Corp.'s 6 3/8%
               Term Enhanced ReMarketable
               Securities

4.4.4    --    Supplemental Indenture No.           CERC's Registration Statement on     333-49162      4.2
               3 to Exhibit 4.4.1, dated            Form S-4
               as of July 1, 2000,
               providing for the issuance
               of RERC Corp.'s 8.125%
               Notes due 2005

4.4.5    --    Supplemental Indenture No.           CERC's Form 8-K dated February       1-13265        4.1
               4 to Exhibit 4.4.1, dated            21, 2001
               as of February 15, 2001,
               providing for the issuance
               of RERC Corp.'s 7.75%
               Notes due 2011

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
4.4.6    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.1
               5 to Exhibit 4.4.1, dated            dated March 18, 2003
               as of March 25, 2003,
               providing for the issuance
               of CERC Corp.'s 7.875%
               Senior Notes due 2013

4.4.7    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.2
               6 to Exhibit 4.4.1, dated            dated April 7, 2003
               as of April 14, 2003,
               providing for the issuance
               of additional CERC Corp.
               7.875% Senior Notes due
               2013

4.4.8    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.2
               7 to Exhibit 4.4.1, dated            dated October 29, 2003
               as of November 3, 2003,
               providing for the issuance
               of CERC Corp.'s 5.95%
               Senior Notes due 2014

4.4.9    --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447        4.4.8
               Agreement, dated as of               for the quarter ended June 30,
               March 25, 2003, among CERC           2003
               and the initial purchasers
               named therein relating to
               CERC Corp.'s 7.875% Senior
               Notes due 2013

4.4.10   --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447        4.4.9
               Agreement dated as of                for the quarter ended June 30,
               April 14, 2003, among CERC           2003
               and the initial purchasers
               names therein relating to
               CERC Corp.'s 7.875% Senior
               Notes due 2013

4.4.11   --    Registration Rights                  CenterPoint Energy's Form 8-K        1-31447        4.3
               Agreement dated as of                dated October 29, 2003
               November 3, 2003 among
               CERC Corp. and the initial
               purchasers named therein
               relating to CERC Corp.'s
               5.95% Senior Notes due
               2014

4.5.1    --    Indenture, dated as of May           CenterPoint Energy's Form 8-K        1-31447        4.1
               19, 2003, between                    dated May 19, 2003
               CenterPoint Energy and
               JPMorgan Chase Bank, as
               Trustee

4.5.2    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.2
               1 to Exhibit 4.5.1, dated            dated May 19, 2003
               as of May 19, 2003
               providing for the issuance
               of CenterPoint Energy's
               3.75% Convertible Senior
               Notes due 2023

4.5.3    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.3
               2 to Exhibit 4.5.1, dated            dated May 19, 2003
               as of May 27, 2003
               providing for the issuance
               of CenterPoint Energy's
               5.875% Senior Notes due
               2008 and 6.85% Senior
               Notes due 2015

4.5.4    --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.5.4
               Agreement, dated as of May           for the quarter ended June 30,
               19, 2003, among                      2003
               CenterPoint Energy and the
               representatives of the
               initial purchasers named
               therein relating to
               CenterPoint Energy's 3.75%
               Convertible Senior Notes
               due 2023

4.5.5    --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.5.5
               Agreement, dated as of May           for the quarter ended June 30,
               27, 2003, among                      2003
               CenterPoint Energy and the
               representatives of the
               initial purchasers named
               therein relating to
               CenterPoint Energy's
               5.875% Senior Notes due
               2008 and 6.85% Senior
               Notes due 2015

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
4.5.7    --    Registration Rights                  CenterPoint Energy's               333-110349       4.5
               Agreement, dated as of               Registration Statement on Form
               September 9, 2003, among             S-4
               CenterPoint Energy and the
               representatives of the
               initial purchasers named
               therein relating to
               CenterPoint Energy's 7.25%
               Senior Notes due 2010,
               Series A and B

+10.1    --    CenterPoint Energy 1985
               Deferred Compensation Plan,
               as amended and restated
               effective January 1, 2003



+10.2    --    CenterPoint Energy Deferred
               Compensation Plan, as
               amended and restated
               effective January 1, 2003



+10.3    --    CenterPoint Energy Short
               Term Incentive Plan, as
               amended and restated
               effective January 1, 2003



+10.4   --    CenterPoint Energy Executive
              Benefits Plan, as amended
              and restated effective June
              18, 2003



+10.5    --    CenterPoint Energy Executive
               Life Insurance Plan, as
               amended and restated
               effective June 18, 2003



+10.6    --    CenterPoint Outside Director
               Benefits Plan, as amended
               and restated effective June
               18, 2003



+10.7   --    First Amendment, dated as of
              September 2, 2003 to the
              $1,310,000,000 Credit
              Agreement, dated as of
              November 12, 2002 among
              CenterPoint Houston and the
              lenders named therein



+10.8    --    Credit Agreement, dated as
               of October 7, 2003, among
               CenterPoint Energy and the
               banks named therein



+10.9  --    Pledge Agreement, dated as
             of October 7, 2003, executed
             in connection with Exhibit
             10.8



+12.1    --    Computation of Ratios of
               Earnings to Fixed Charges



+31.1    --    Section 302 Certification of
               David M. McClanahan



+31.2    --    Section 302 Certification of
               Gary L. Whitlock



+32.1   --    Section 906 Certification of
              David M. McClanahan



+32.2    --    Section 906 Certification of
               Gary L. Whitlock



+99.1    --    Items incorporated by
               reference from the
               CenterPoint Energy Form
               10-K: Item 1 "Business -
               Environmental Matters," Item
               3 "Legal Proceedings".

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
+99.2    --    Items incorporated by
               reference from the
               CenterPoint Energy Current
               Report on Form 8-K dated
               November 7, 2003: Exhibit
               99.1 "Management's
               Discussion and Analysis of
               Financial Condition and
               Results of Operations and
               Selected Financial Data -
               Certain Factors Affecting
               Future Earnings" and the
               following Notes from Exhibit
               99.2: Notes 3(d) (Long-Lived
               Assets and Intangibles),
               3(e) (Regulatory Assets and
               Liabilities), 3(k)
               (Investment in Other Debt
               and Equity Securities), 4
               (Regulatory Matters), 5
               (Derivative Instruments), 7
               (Indexed Debt Securities
               (ACES and ZENS) and AOL Time
               Warner Securities), 9(b)
               (Long-term Debt), 10 (Trust
               Preferred Securities), 11
               (Stock-Based Incentive
               Compensation Plans and
               Employee Benefit Plans) and
               13 (Commitments and
               Contingencies).

(b) Reports on Form 8-K.

      On July 29, 2003, we filed a Current Report on Form 8-K dated July 29, 2003 in which we furnished information under Item 12 of that form relating to our second quarter 2003 earnings.

      On September 3, 2003, we filed a Current Report on Form 8-K dated September 3, 2003 to announce that CenterPoint Houston had amended its $1.3 billion collateralized term loan maturing in 2005 to permit the issuance by CenterPoint Houston of an additional $500 million of secured debt. Additionally, we summarized the risks that would exist if Reliant Resources, Inc. does not exercise its option to purchase the common stock of Texas Genco that we own. We also furnished information under Item 9 of that form stating that we were engaged in discussions related to the refinancing of our $2.85 billion bank facility in order to reduce the principal amount of the facility and our cost of borrowing.

      On September 10, 2003, we filed a Current Report on Form 8-K dated September 9, 2003 announcing the closing of $200 million aggregate principal amount of senior notes in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S. The notes bear interest at a rate of 7.25% and will be due September 1, 2010.

      On September 10, 2003, we filed a Current Report on Form 8-K dated September 9, 2003 announcing the pricing and closing of $300 million aggregate principal amount of general mortgage bonds of our subsidiary, CenterPoint Energy Houston Electric, LLC, in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S. The bonds bear interest at a rate of 5.75% and will be due January 15, 2014.

      On September 18, 2003, we filed a Current Report on Form 8-K dated September 15, 2003 announcing that the Federal Energy Regulatory Commission issued a Show Cause Order to CenterPoint Energy Gas Transmission Company, one of CenterPoint Energy Resources Corp.'s natural gas pipeline subsidiaries. We also furnished under Item 9 of that form a slide presentation and information regarding our external debt balances expected to be presented to various members of the financial and investment community from time to time.

      On September 25, 2003, we filed a Current Report on Form 8-K dated September 25, 2003 to announce Texas Genco's mothballing of gas-fired generation in two phases totaling 2,990 megawatts (MW).

      On October 21, 2003, we filed a Current Report on Form 8-K dated October 21, 2003 in which we furnished information under Item 12 of that form relating to our third quarter 2003 earnings.

      On October 29, 2003, we filed a Current Report on Form 8-K dated October 28, 2003 to furnish under Item 9 of that form a slide presentation and information regarding our external debt balances expected to be presented to various members of the utility industry and the financial and investment community at the 38th Annual Edison Electric Institute Financial conference.

      On November 5, 2003, we filed a Current Report on Form 8-K dated October 29, 2003 announcing the pricing and closing of $160 million of senior notes by our subsidiary, CenterPoint Energy Resources Corp., in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S. The notes bear interest at a rate of 5.95% and will be due January 15, 2014.

      On November 7, 2003, we filed a Current Report on Form 8-K dated November 7, 2003 to provide information giving effect to certain reclassifications within our historical consolidated financial statements, Selected Financial Data, and Management's Discussion and Analysis of Financial Condition and Results of Operations as reported in our Current Report on Form 8-K dated May 12, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CENTERPOINT ENERGY, INC.





                                        By: /s/James S. Brian
                                            ------------------------------------
                                               James S. Brian
                                               Senior Vice President and
                                               Chief Accounting Officer



Date:  November 12, 2003

                               INDEX TO EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
3.1      --    Amended and Restated Articles of     CenterPoint Energy's Registration    3-69502        3.1
               Incorporation of CenterPoint         Statement on Form S-4
               Energy

3.2      --    Articles of Amendment to Amended     CenterPoint Energy's Form 10-K       1-31447       3.1.1
               and Restated Articles of             for the year ended December 31,
               Incorporation of CenterPoint         2001
               Energy

3.3      --    Amended and Restated Bylaws          CenterPoint Energy's Form 10-K       1-31447        3.2
               of CenterPoint Energy                for the year ended December 31,
                                                    2001

3.4      --    Statement of Resolution              CenterPoint Energy's Form 10-K       1-31447        3.3
               Establishing Series of               for the year ended December 31,
               Shares designated Series A           2001
               Preferred Stock of
               CenterPoint Energy

4.1      --    Form of CenterPoint Energy Stock     CenterPoint Energy's Registration    3-69502        4.1
               Certificate                          Statement on Form S-4

4.2      --    Rights Agreement dated               CenterPoint Energy's Form 10-K       1-31447        4.2
               January 1, 2002 between              for the year ended December 21,
               CenterPoint Energy and               2001
               JPMorgan Chase Bank, as
               Rights Agent

4.3.1    --    General Mortgage                     CenterPoint Houston's Form 10-Q      1-3187       4(j)(1)
               Indenture, dated as of               for the quarter ended September
               October 10, 2002, between            30, 2002
               CenterPoint Houston and
               JPMorgan Chase Bank, as
               Trustee

4.3.2    --    First Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(2)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.3    --    Second Supplemental                  CenterPoint Houston's Form 10-Q      1-3187       4(j)(3)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.4    --    Third Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(4)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.5    --    Fourth Supplemental                  CenterPoint Houston's Form 10-Q      1-3187       4(j)(5)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.6    --    Fifth Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(6)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.7    --    Sixth Supplemental                   CenterPoint Houston's Form 10-Q      1-3187       4(j)(7)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.8    --    Seventh Supplemental                 CenterPoint Houston's Form 10-Q      1-3187       4(j)(8)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.9    --    Eighth Supplemental                  CenterPoint Houston's Form 10-Q      1-3187       4(j)(9)
               Indenture to Exhibit                 for the quarter ended September
               4.3.1, dated as of October           30, 2002
               10, 2002

4.3.10   --    Ninth Supplemental                   CenterPoint Energy's Form 10-K       1-31447      4(e)(10)
               Indenture to Exhibit                 for the year ended December 31,
               4.3.1, dated as of                   2002
               November 12, 2002

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
4.3.11   --    Tenth Supplemental                   CenterPoint Energy's Form 8-K        1-31447        4.1
               Indenture to Exhibit                 dated March 13, 2003
               4.3.1, dated as of March
               18, 2003

4.3.12   --    Eleventh Supplemental                CenterPoint Energy's Form 8-K        1-31447        4.1
               Indenture to Exhibit                 dated May 16, 2003
               4.3.1, dated as of May 23,
               2003

4.3.13   --    Officer's Certificate                CenterPoint Energy's Form 8-K        1-31447        4.2
               dated March 18, 2003                 dated March 13, 2003
               setting forth the form,
               terms and provisions of
               the Tenth Series and
               Eleventh Series of general
               mortgage bonds

4.3.14   --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.3.14
               Agreement, dated as of               for the quarter ended June 30,
               March 18, 2003, among                2003
               CenterPoint Houston and
               the representatives of the
               initial purchasers named
               therein relating to Tenth
               Series and Eleventh Series
               of general mortgage bonds.

4.3.15   --    Officer's Certificate                CenterPoint Energy's Form 8-K        1-31447        4.2
               dated May 23, 2003 setting           dated May 16, 2003
               forth the form, terms and
               provisions of the Twelfth
               Series of general mortgage
               bonds

4.3.16   --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.3.16
               Agreement, dated as of May           for the quarter ended June 30,
               23, 2003, among                      2003
               CenterPoint Houston and
               the representatives of the
               initial purchasers named
               therein relating to
               Twelfth Series of general
               mortgage bonds

4.3.17   --    Twelfth Supplemental                 CenterPoint Energy's Form 8-K        1-31447        4.2
               Indenture to Exhibit                 dated September 9, 2003
               4.3.1, dated as of
               September 9, 2003

4.3.18   --    Officer's Certificate                CenterPoint Energy's Form 8-K        1-31447        4.3
               dated September 9, 2003              dated September 9, 2003
               setting forth the form,
               terms and provisions of
               the Thirteenth Series of
               general mortgage bonds

4.3.19   --    Registration Rights                  Amendment No. 1 to CenterPoint       333-108766    4.2.6
               Agreement, dated as of               Houston's registration statement
               September 9, 2003, among             on Form S-4, filed September 30.
               CenterPoint Houston and              2003
               the representatives of the
               initial purchasers named
               therein relating to the
               Thirteenth Series of
               general mortgage bonds

4.4.1    --    Indenture, dated as of               CERC's Form 8-K dated February       1-13265        4.1
               February 1, 1998, between            5, 1998
               RERC Corp. and Chase Bank
               of Texas, National
               Association, as Trustee

4.4.2    --    Supplemental Indenture No.           CERC's Form 8-K dated February       1-13265        4.2
               1 to Exhibit 4.4.1, dated            5, 1998
               as of February 1, 1998,
               providing for the issuance
               of RERC Corp.'s 6 1/2%
               Debentures due February 1,
               2008

4.4.3    --    Supplemental Indenture No.           CERC's Form 8-K dated November       1-13265        4.1
               2 to Exhibit 4.4.1, dated            9, 1998
               as of November 1, 1998,
               providing for the issuance
               of RERC Corp.'s 6 3/8%
               Term Enhanced ReMarketable
               Securities

4.4.4    --    Supplemental Indenture No.           CERC's Registration Statement on     333-49162      4.2
               3 to Exhibit 4.4.1, dated            Form S-4
               as of July 1, 2000,
               providing for the issuance
               of RERC Corp.'s 8.125%
               Notes due 2005

4.4.5    --    Supplemental Indenture No.           CERC's Form 8-K dated February       1-13265        4.1
               4 to Exhibit 4.4.1, dated            21, 2001
               as of February 15, 2001,
               providing for the issuance
               of RERC Corp.'s 7.75%
               Notes due 2011

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
4.4.6    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.1
               5 to Exhibit 4.4.1, dated            dated March 18, 2003
               as of March 25, 2003,
               providing for the issuance
               of CERC Corp.'s 7.875%
               Senior Notes due 2013

4.4.7    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.2
               6 to Exhibit 4.4.1, dated            dated April 7, 2003
               as of April 14, 2003,
               providing for the issuance
               of additional CERC Corp.
               7.875% Senior Notes due
               2013

4.4.8    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.2
               7 to Exhibit 4.4.1, dated            dated October 29, 2003
               as of November 3, 2003,
               providing for the issuance
               of CERC Corp.'s 5.95%
               Senior Notes due 2014

4.4.9    --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447        4.4.8
               Agreement, dated as of               for the quarter ended June 30,
               March 25, 2003, among CERC           2003
               and the initial purchasers
               named therein relating to
               CERC Corp.'s 7.875% Senior
               Notes due 2013

4.4.10   --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447        4.4.9
               Agreement dated as of                for the quarter ended June 30,
               April 14, 2003, among CERC           2003
               and the initial purchasers
               names therein relating to
               CERC Corp.'s 7.875% Senior
               Notes due 2013

4.4.11   --    Registration Rights                  CenterPoint Energy's Form 8-K        1-31447        4.3
               Agreement dated as of                dated October 29, 2003
               November 3, 2003 among
               CERC Corp. and the initial
               purchasers named therein
               relating to CERC Corp.'s
               5.95% Senior Notes due
               2014

4.5.1    --    Indenture, dated as of May           CenterPoint Energy's Form 8-K        1-31447        4.1
               19, 2003, between                    dated May 19, 2003
               CenterPoint Energy and
               JPMorgan Chase Bank, as
               Trustee

4.5.2    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.2
               1 to Exhibit 4.5.1, dated            dated May 19, 2003
               as of May 19, 2003
               providing for the issuance
               of CenterPoint Energy's
               3.75% Convertible Senior
               Notes due 2023

4.5.3    --    Supplemental Indenture No.           CenterPoint Energy's Form 8-K        1-31447        4.3
               2 to Exhibit 4.5.1, dated            dated May 19, 2003
               as of May 27, 2003
               providing for the issuance
               of CenterPoint Energy's
               5.875% Senior Notes due
               2008 and 6.85% Senior
               Notes due 2015

4.5.4    --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.5.4
               Agreement, dated as of May           for the quarter ended June 30,
               19, 2003, among                      2003
               CenterPoint Energy and the
               representatives of the
               initial purchasers named
               therein relating to
               CenterPoint Energy's 3.75%
               Convertible Senior Notes
               due 2023

4.5.5    --    Registration Rights                  CenterPoint Energy's Form 10-Q       1-31447       4.5.5
               Agreement, dated as of May           for the quarter ended June 30,
               27, 2003, among                      2003
               CenterPoint Energy and the
               representatives of the
               initial purchasers named
               therein relating to
               CenterPoint Energy's
               5.875% Senior Notes due
               2008 and 6.85% Senior
               Notes due 2015

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
4.5.7    --    Registration Rights                  CenterPoint Energy's                333-110349       4.5
               Agreement, dated as of               Registration Statement on Form
               September 9, 2003, among             S-4
               CenterPoint Energy and the
               representatives of the
               initial purchasers named
               therein relating to
               CenterPoint Energy's 7.25%
               Senior Notes due 2010,
               Series A and B

+10.1    --    CenterPoint Energy 1985
               Deferred Compensation Plan,
               as amended and restated
               effective January 1, 2003



+10.2    --    CenterPoint Energy Deferred
               Compensation Plan, as
               amended and restated
               effective January 1, 2003



+10.3    --    CenterPoint Energy Short
               Term Incentive Plan, as
               amended and restated
               effective January 1, 2003



+10.4   --    CenterPoint Energy Executive
              Benefits Plan, as amended
              and restated effective June
              18, 2003



+10.5    --    CenterPoint Energy Executive
               Life Insurance Plan, as
               amended and restated
               effective June 18, 2003



+10.6    --    CenterPoint Outside Director
               Benefits Plan, as amended
               and restated effective June
               18, 2003



+10.7   --    First Amendment, dated as of
              September 2, 2003 to the
              $1,310,000,000 Credit
              Agreement, dated as of
              November 12, 2002 among
              CenterPoint Houston and the
              lenders named therein



+10.8    --    Credit Agreement, dated as
               of October 7, 2003, among
               CenterPoint Energy and the
               banks named therein



+10.9  --    Pledge Agreement, dated as
             of October 7, 2003, executed
             in connection with Exhibit
             10.8



+12.1    --    Computation of Ratios of
               Earnings to Fixed Charges



+31.1    --    Section 302 Certification of
               David M. McClanahan



+31.2    --    Section 302 Certification of
               Gary L. Whitlock



+32.1   --    Section 906 Certification of
              David M. McClanahan



+32.2    --    Section 906 Certification of
               Gary L. Whitlock



+99.1    --    Items incorporated by
               reference from the
               CenterPoint Energy Form
               10-K: Item 1 "Business -
               Environmental Matters," Item
               3 "Legal Proceedings".

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
-------  -----------------------------------------  ---------------------------------  ------------  ---------
+99.2    --    Items incorporated by
               reference from the
               CenterPoint Energy Current
               Report on Form 8-K dated
               November 7, 2003: Exhibit
               99.1 "Management's
               Discussion and Analysis of
               Financial Condition and
               Results of Operations and
               Selected Financial Data -
               Certain Factors Affecting
               Future Earnings" and the
               following Notes from Exhibit
               99.2: Notes 3(d) (Long-Lived
               Assets and Intangibles),
               3(e) (Regulatory Assets and
               Liabilities), 3(k)
               (Investment in Other Debt
               and Equity Securities), 4
               (Regulatory Matters), 5
               (Derivative Instruments), 7
               (Indexed Debt Securities
               (ACES and ZENS) and AOL Time
               Warner Securities), 9(b)
               (Long-term Debt), 10 (Trust
               Preferred Securities), 11
               (Stock-Based Incentive
               Compensation Plans and
               Employee Benefit Plans) and
               13 (Commitments and
               Contingencies).