Form 10-K
period 2003-12-31
CENTERPOINT ENERGY INC
filed 2004-03-15
CIK 1130310

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-31447
                             ---------------------

                            CENTERPOINT ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                                            74-0694415
           (State or other jurisdiction                              (I.R.S. Employer
         of incorporation or organization)                          Identification No.)

                  1111 LOUISIANA                                      (713) 207-1111
               HOUSTON, TEXAS 77002                           (Registrant's telephone number,
             (Address and zip code of                              including area code)
           principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
   Common Stock, $0.01 par value and associated                  New York Stock Exchange
                rights to purchase                                Chicago Stock Exchange
                 preference stock                                New York Stock Exchange
             REI Trust I 7.20% Trust
    Originated Preferred Securities, Series C

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

    The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (Company) was $2,475,383,918 as of June 30, 2003, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 29, 2004, the Company had 306,736,880 shares of Common Stock outstanding, including 658,386 ESOP shares not deemed outstanding for financial statement purposes. Excluded from the number of shares of Common Stock outstanding are 166 shares held by the Company as treasury stock.

    Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2003, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business....................................................    1
Item 2.           Properties..................................................   37
Item 3.           Legal Proceedings...........................................   38
Item 4.           Submission of Matters to a Vote of Security Holders.........   38

                                      PART II
Item 5.           Market for Common Stock and Related Stockholder Matters.....   39
Item 6.           Selected Financial Data.....................................   41
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   42
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   66
Item 8.           Financial Statements and Supplementary Data of the
                  Company.....................................................   70
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  131
Item 9A.          Controls and Procedures.....................................  131

                                      PART III
Item 10.          Directors and Executive Officers............................  131
Item 11.          Executive Compensation......................................  131
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................  131
Item 13.          Certain Relationships and Related Transactions..............  131
Item 14.          Principal Accountant Fees and Services......................  131

                                      PART IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................  132

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

                                     PART I

ITEM 1.  BUSINESS

                                  OUR BUSINESS

 OVERVIEW

     We are a public utility holding company whose wholly owned subsidiaries include:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which provides electric transmission and distribution services to approximately
       1.8 million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately 4.7 million people and includes Houston, and

     - CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns gas distribution systems serving approximately 3 million customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Through wholly owned subsidiaries, CERC also owns two interstate natural gas pipelines and gas gathering systems and provides various ancillary services.

     We also have an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates a portfolio of generating assets with an aggregate net generating capacity of 14,153 megawatts (MW), of which 2,988 MW of gas-fired capacity was mothballed as of December 31, 2003. We distributed approximately 19% of the outstanding common stock of Texas Genco to our shareholders in January 2003.

     Our reportable business segments are Electric Transmission & Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering, and Other Operations.

     We are a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries other than Texas Genco. The 1935 Act, among other things, limits our ability and the ability of our regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator status to Texas Genco, LP, the wholly owned subsidiary of Texas Genco that owns and operates its electric generating plants. As a result of the FERC's actions, Texas Genco, LP is exempt from all provisions of the 1935 Act as long as it remains an exempt wholesale generator, and Texas Genco is no longer a public utility holding company within the meaning of the 1935 Act.

     Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

     We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, we make available free of charge on our Internet website:

     - our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

     - our Ethics and Compliance Code;

     - our Corporate Governance Guidelines; and

     - the charters of our audit, compensation, finance and governance committees.

     Any shareholder who so requests may obtain a printed copy of any of these documents from us. Changes in or waivers of our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and waivers of our Ethics and Compliance Code for directors or executive officers will be posted on our Internet website within five business days and maintained for at least twelve months or reported on Item 10 of our Forms 8-K. Our web site address is www.centerpointenergy.com.

  Significant Events

     The final reconciliation of the true-up components by the Public Utility Commission of Texas (the Texas Utility Commission) and the expected monetization of our remaining interest in Texas Genco are the two most significant events facing us in 2004. Pursuant to the Texas Electric Choice Plan (the Texas electric restructuring law), CenterPoint Houston is permitted to recover the true-up components to the extent established in a Texas Utility Commission proceeding. On January 23, 2004, Reliant Resources, Inc. (Reliant Resources) announced that it would not exercise its option to purchase the common stock of Texas Genco that we own. We expect to monetize our remaining 81% interest in Texas Genco and have engaged a financial advisor to assist us. We expect the proceeds from these two events will result in aggregate proceeds of over $5 billion based on Texas Utility Commission rules. We have committed to use such proceeds to repay our indebtedness.

     One of the true-up components which CenterPoint Houston is permitted to recover under the Texas electric restructuring law is an amount designed to true-up the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period. We recorded non-cash revenue for this capacity auction true-up or "ECOM revenue" of $697 million in 2002 and $661 million in 2003. In 2004, we will no longer be permitted under the Texas electric restructuring law to record non-cash ECOM revenue.

     For more information on these and other matters currently affecting us, please see "-- Electric Transmission and Distribution -- True-Up Components and Securitization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive Summary -- Significant Events in 2004."

  ELECTRIC TRANSMISSION & DISTRIBUTION

  Electric Transmission

     CenterPoint Houston transports electricity from power plants to substations and from one substation to another and to retail electric customers taking power above 69 kilovolts (kV) in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT) on behalf of retail electric providers. CenterPoint Houston provides transmission services under tariffs approved by the Texas Utility Commission.

  Electric Distribution

     In Texas, end users purchase their electricity directly from the certificated "retail electric providers." CenterPoint Houston distributes electricity for retail electric providers in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Its distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users through distribution feeders. CenterPoint Houston's operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. CenterPoint Houston provides distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial retail operations of distribution companies and other market participants.

  ERCOT Market Framework

     CenterPoint Houston is a member of ERCOT. ERCOT is a network of retail customers, investor and municipally owned electric utilities, rural electric co-operatives, river authorities, independent generators, power marketers and retail electric providers, which serves as the regional reliability coordinating council for member electric power systems in Texas. Texas Genco sells electric generation capacity, energy and ancillary services in the ERCOT market. The ERCOT market includes much of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 78,000 MW, approximately 14,000 MW of which are owned by Texas Genco. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

     The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those who elect not to provide their own ancillary services.

     CenterPoint Houston's electric transmission business supports the operation of the ERCOT ISO and all ERCOT members. The transmission business has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. The transmission business is participating with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

  True-Up Components and Securitization

     The Texas Electric Restructuring Law. In June 1999, the Texas legislature adopted the Texas electric restructuring law, which substantially amended the regulatory structure governing electric utilities in order to allow and encourage retail competition which began in January 2002. The Texas electric restructuring law required the separation of the generation, transmission and distribution, and retail sales functions of electric utilities into three different units. Under the law, neither the generation function nor the retail function is subject to traditional cost of service regulation, and the generation function and the retail function are each operated on a competitive basis. Through a restructuring in the third quarter of 2002 in response to this law, we became the parent of Reliant Energy, Incorporated (Reliant Energy) (now CenterPoint Houston), Texas Genco and CERC. Subsequent to the restructuring, our interest in Reliant Resources, which conducts non-utility wholesale and retail energy operations, including CenterPoint Houston's former retail sales, was divested.

     The transmission and distribution function that CenterPoint Houston performs remains subject to traditional utility rate regulation. CenterPoint Houston recovers the cost of its service through an energy delivery charge approved by the Texas Utility Commission. As a result of these changes, there are no meaningful comparisons for the Electric Transmission & Distribution and Electric Generation business segments prior to January 2002, when retail sales became fully competitive.

     Under the Texas electric restructuring law, transmission and distribution utilities in Texas, such as CenterPoint Houston, whose generation assets were "unbundled" may recover, following a regulatory proceeding to be held in 2004 (the 2004 True-Up Proceeding) as further discussed below in "-- 2004 True-Up Proceeding":

     - "stranded costs," which consist of the positive excess of the regulatory net book value of generation assets, as defined, over the market value of the assets;

     - the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period;

     - the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as generation-related regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

     - final fuel over- or under-recovery; less

     - "price to beat" clawback components.

     The Texas electric restructuring law permits transmission and distribution utilities to recover the true-up components through transition charges on retail electric customers' bills, to the extent that such components are established in certain regulatory proceedings. These transition charges are non-bypassable, meaning that they must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit those utilities to issue transition bonds based on the securitization of revenues associated with the transition charges. CenterPoint Houston recovered a portion of its regulatory assets in 2001 through the issuance of transition bonds. For a further discussion of these matters, see "-- Securitization" below.

     The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. During a base rate freeze period from 1999 through 2001, earnings above the utility's authorized rate of return formula were required to be applied in a manner to accelerate depreciation of generation-related plant assets for regulatory purposes if the utility was expected to have stranded costs. In addition, depreciation expense for transmission and distribution-related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. We undertook both of these remedies provided in the Texas electric restructuring law, but in a rate order issued in October 2001, the Texas Utility Commission required us to reverse those actions. See " -- Mitigation" below.

     2004 True-Up Proceeding. In 2004, the Texas Utility Commission will conduct true-up proceedings for investor-owned utilities. The purpose of the true-up proceeding is to quantify and reconcile the amount of the true-up components. The true-up proceeding will result in either additional charges being assessed on, or credits being issued to, retail electric customers. CenterPoint Houston expects to make the filing to initiate its true-up proceeding on March 31, 2004. The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. Any delay in the final order date will result in a delay in the securitization of CenterPoint Houston's true-up components and the implementation of the non-bypassable charges described above, and could delay the recovery of carrying costs on the true-up components determined by the Texas Utility Commission.

     CenterPoint Houston will be required to establish and support the amounts it seeks to recover in the 2004 True-Up Proceeding. CenterPoint Houston expects these amounts to be substantial. Third parties will have the opportunity and are expected to challenge CenterPoint Houston's calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if we agree to forego recovery of a portion of the request under a settlement agreement, CenterPoint Houston would be unable to recover those amounts in the future.

     Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1,

2002 as CenterPoint Houston contends is required by law. On January 30, 2004, the Texas Supreme Court granted CenterPoint Houston's petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. We have not accrued interest income on stranded costs in our consolidated financial statements, but estimate such interest income would be material to our consolidated financial statements.

     Stranded Cost Component. CenterPoint Houston will be entitled to recover stranded costs through a transition charge to its customers if the regulatory net book value of generating plant assets exceeds the market value of those assets. The regulatory net book value of generating plant assets is the balance as of December 31, 2001 plus certain costs incurred for reductions in emissions of oxides of nitrogen (NOx), any above-market purchased power contracts and certain other amounts. The market value will be equal to the average daily closing price on The New York Stock Exchange for publicly held shares of Texas Genco common stock for 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 trading days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission. If Texas Genco is sold to a third party at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

     ECOM True-Up Component. The Texas Utility Commission used a computer model or projection, called an excess cost over market (ECOM) model, to estimate stranded costs related to generation plant assets. Accordingly, the Texas Utility Commission estimated the market power prices that would be received in the generation capacity auctions mandated by the Texas electric restructuring law during 2002 and 2003. Any difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period will be a component of the 2004 True-Up Proceeding.

     In 2003, some parties sought modifications to the true-up rules. Although the Texas Utility Commission denied that request, we expect that issues could be raised in the 2004 True-Up Proceeding regarding our compliance with the Texas Utility Commission's rules regarding the ECOM true-up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state-mandated auctions. We believe Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM true-up regulatory asset no longer probable, we would write off the unrecoverable balance of that asset as a charge against earnings.

     Fuel Over/Under Recovery Component. CenterPoint Houston and Texas Genco filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission in July 2002. This final fuel reconciliation filing covered reconcilable fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. In January 2003, a settlement agreement was reached, as a result of which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million were carried forward for later resolution by the Texas Utility Commission. In late 2003, a hearing was concluded on those remaining issues. On March 4, 2004, an Administrative Law Judge (ALJ) recommended that CenterPoint Houston not be allowed to recover $87 million in fuel expenses incurred during the reconciliation period. CenterPoint Houston will contest this recommendation when the Texas Utility Commission considers the ALJ's conclusions on April 15, 2004. However, since the recovery of this portion of the regulatory asset is no longer probable, CenterPoint Houston reserved $117 million, including interest, in the fourth quarter of 2003. The ALJ also recommended that $46 million be recovered in the 2004 True-Up Proceeding rather than in the fuel proceeding. The results of the Texas Utility Commission's decision will be a component of the 2004 True-Up Proceeding.

     "Price to Beat" Clawback Component. In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The true-up provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by other retail electric providers by January 1, 2004. Pursuant to the Texas electric restructuring law and a master separation agreement entered into in connection with the September 30, 2002 spin-off of our interest in Reliant Resources to our shareholders, Reliant Resources is obligated to pay CenterPoint Houston the clawback component of the true-up. Based on an order issued on February 13, 2004 by the Texas Utility Commission, the clawback will equal $150 times the number of residential customers served by Reliant Resources in CenterPoint Houston's service territory, less the number of residential customers served by Reliant Resources outside CenterPoint Houston's service territory, on January 1, 2004. As reported in Reliant Resources' Annual Report on Form 10-K for the year ended December 31, 2003, Reliant Resources expects that the clawback payment will be $175 million. The clawback will reduce the amount of recoverable costs to be determined in the 2004 True-Up Proceeding.

     Securitization. The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of CenterPoint Houston issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to us and our subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made out of funds from non-bypassable transition charges.

     We expect that upon completion of the 2004 True-Up Proceeding, CenterPoint Houston will seek to securitize the amounts established for the true-up components. Before CenterPoint Houston can securitize these amounts, the Texas Utility Commission must conduct a proceeding and issue a financing order authorizing CenterPoint Houston to do so. Under the Texas electric restructuring law, CenterPoint Houston is entitled to recover any portion of the true-up balance not securitized by transition bonds through a non-bypassable competition transition charge.

     Mitigation. In an order issued in October 2001, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that CenterPoint Houston had over-mitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its transition plan and the Texas electric restructuring law. In this final order, CenterPoint Houston was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation, and in January 2002 CenterPoint Houston began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $238 million. In the event that the excess mitigation credits prove to have been unnecessary and CenterPoint Houston is determined to have stranded costs, the excess mitigation credits will be included in the stranded costs to be recovered. In June 2003, CenterPoint Houston sought authority from the Texas Utility Commission to terminate these credits based on then current estimates of what that final determination would be. The Texas Utility Commission denied the request in January 2004.

  Customers

     CenterPoint Houston's customers consist of municipalities, electric cooperatives, other distribution companies and approximately 43 retail electric providers in its certificated service area. CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. Each retail electric provider is licensed by, and must meet creditworthiness criteria established by, the Texas Utility Commission. Two of these retail electric providers are subsidiaries of Reliant Resources. Sales to subsidiaries of Reliant Resources represented approximately 83% and 78% of CenterPoint Houston's transmission and distribution revenues in 2002 and 2003, respectively. CenterPoint Houston's billed receivables balance from retail electric providers as of December 31, 2003 was $83 million. Approximately 70% of this amount was owed by subsidiaries of Reliant Resources. CenterPoint Houston does not have long-term contracts with any of its customers. It operates on a continuous billing cycle, with meter readings being conducted and invoices being distributed to retail electric providers each business day.

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

  Properties

     All of CenterPoint Houston's properties are located in Texas. CenterPoint Houston's transmission system carries electricity from power plants to substations and from one substation to another. These substations serve to connect power plants, the high voltage transmission lines and the lower voltage distribution lines. Unlike the transmission system, which carries high voltage electricity over long distances, distribution lines carry lower voltage power from the substation to the retail electric customers. The distribution system consists primarily of distribution lines, transformers, secondary distribution lines and service wires and meters. Most of CenterPoint Houston's transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

     All real and tangible properties of CenterPoint Houston, subject to certain exclusions, are currently subject to:

     - the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

     - the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

     As of March 1, 2004, CenterPoint Houston had outstanding approximately $382 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $280 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. Additionally, under the General Mortgage, CenterPoint Houston had outstanding approximately $3.2 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure certain additional pollution control bonds for which CenterPoint Energy is obligated, approximately $100 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated and approximately $1.3 billion aggregate principal amount of general mortgage bonds to secure the borrowings under a collateralized term loan due in 2005.

     Electric Lines -- Overhead. As of December 31, 2003, CenterPoint Houston owned 26,505 pole miles of overhead distribution lines and 3,606 circuit miles of overhead transmission lines, including 446 circuit miles operated at 69,000 volts, 2,083 circuit miles operated at 138,000 volts and 1,077 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 2003, CenterPoint Houston owned 14,917 circuit miles of underground distribution lines and 16.6 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 12.1 circuit miles operated at 138,000 volts.

     Substations. As of December 31, 2003, CenterPoint Houston owned 224 major substation sites having total installed rated transformer capacity of 44,964 megavolt amperes.

     Service Centers. CenterPoint Houston operates 15 regional service centers located on a total of 395 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

     Franchises. CenterPoint Houston has franchise contracts with 90 of the 91 cities in its service area. The remaining city has enacted an ordinance that governs the placement of utility facilities in its streets. These franchises and this ordinance, typically having a term of 40 years, give CenterPoint Houston the right to construct, operate and maintain its transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

  ELECTRIC GENERATION

     Texas Genco owns and operates 60 generating units at 11 power generation facilities. Texas Genco also owns a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 MW nuclear generating units. As of December 31, 2003, the aggregate net generating capacity of Texas Genco's portfolio of generating assets was 14,153 MW. Texas Genco sells electric generation capacity, energy and ancillary services in the ERCOT market. Collectively, Texas Genco's facilities provide over 18% of the aggregate net generating capacity serving the ERCOT market.

     As of December 31, 2003, 2,988 MW of Texas Genco's gas-fired generation was mothballed. We expect that 777 MW of this amount will remain mothballed through April 2004 and the other 2,211 MW will remain mothballed through April 2005. The decision to mothball these units was based on the lack of demand for these types of units in Texas Genco's July and September 2003 capacity auctions combined with high forecasted reserve margins in the ERCOT market.

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

  Facilities

     Texas Genco's generation facilities as of December 31, 2003 are described in the table below.

                            NET
                         GENERATING   NUMBER
                          CAPACITY      OF
GENERATION FACILITIES    (IN MW)(1)   UNITS                 DISPATCH TYPE                   FUEL
---------------------    ----------   ------   ----------------------------------------   --------
W. A. Parish...........     3,653        9     Base-load, Intermediate, Cyclic, Peaking   Coal/Gas
Limestone..............     1,602        2     Base-load                                  Lignite
South Texas Project....       770(2)     2     Base-load                                  Nuclear
Cedar Bayou............     2,258        3     Intermediate                               Gas/Oil
P. H. Robinson.........     2,211(3)     4     Intermediate                               Gas
San Jacinto............       162        2     Intermediate                               Gas
T. H. Wharton..........     1,254(4)    18     Intermediate, Cyclic, Peaking              Gas/Oil
S. R. Bertron..........       844        6     Cyclic, Peaking                            Gas/Oil
Greens Bayou...........       760        7     Cyclic, Peaking                            Gas/Oil
Webster................       387(4)     2     Cyclic, Peaking                            Gas
Deepwater..............       174(4)     1     Cyclic                                     Gas
H. O. Clarke...........        78        6     Peaking                                    Gas
                           ------       --
  Total................    14,153       62
                           ======       ==

---------------

(1) Net generating capacity equals gross maximum summer generating capability less the electric energy consumed at the facility.

(2) Represents our 30.8% interest in the South Texas Project.

(3) All four units at P.H. Robinson are expected to be mothballed through April 2005.

(4) Webster Unit 3 (374 MW), T.H. Wharton Unit 2 (229 MW) and Deepwater Unit 7 (174 MW) are expected to be mothballed through at least April 2004.

     In early March 2004, one of the other co-owners of the South Texas Project announced it had entered into an agreement to sell its 25.2% ownership interest for approximately $332.6 million, subject to certain closing adjustments. As a result, under the terms of the ownership arrangements for the South Texas Project, Texas Genco has the right of first refusal to purchase its proportionate share of the interest being sold on the same terms as the third party purchaser, but Texas Genco must give notice of its election within ninety days.

  Operations and Capacity Auctions

     Since January 1, 2002, Texas Genco has operated its generation business solely in the wholesale market. It is required by the Texas electric restructuring law to auction 15% of its available generation capacity (in what we refer to as state-mandated auctions) and until January 24, 2004 sold the remaining 85% of its available generation capacity (less operating reserves) in auctions mandated by an agreement with Reliant Resources (in what we refer to as contractually-mandated auctions). Texas Genco's auction products are only entitlements to capacity dispatched to specific zonal delivery points from base, intermediate, cyclic or peaking units and do not convey a right to receive power from a particular unit. By selling only entitlements, Texas Genco is able to dispatch its commitments in the most cost-effective manner. Texas Genco is, however, exposed to the risk that, depending upon the availability of its units, it could be required to supply energy from a higher cost unit such as an intermediate unit to meet an obligation for lower-cost generation, such as base-load generation, or to obtain the energy on the open market at a market price higher than its contracted price. Additionally, Texas Genco, like other power generating companies within ERCOT, is required to purchase power from certain qualifying facilities under the Public Utility Regulatory Policies Act of 1978 at avoided cost.

     Revenues from capacity auctions come from two sources: capacity payments and energy payments. Capacity payments are based on the final clearing prices, in dollars per kilowatt-month, determined during the auctions. Texas Genco bills and collects for these capacity payments on a monthly basis just prior to the month of the entitlement. Energy payments consist of a variety of charges related to the fuel and ancillary services scheduled through the auctioned capacity entitlements. Energy payments for base-load products are tied to fixed prices specified in the auction products while energy payments for gas-fired products are recovered through heat rates specified for gas auction products times an index based on the Houston Ship Channel Gas price. Texas Genco invoices for these energy payments on a monthly basis in arrears.

     State-Mandated Capacity Auctions. The obligation to conduct state-mandated auctions of 15% of Texas Genco's available generation capacity will continue until January 1, 2007, unless before that date the Texas Utility Commission determines that an amount equal to at least 40% of the electric power consumed before the onset of competition by residential and small commercial customers in CenterPoint Houston's service area is being served by retail electric providers not affiliated or formerly affiliated with us. Reliant Resources is deemed to be our affiliate for purposes of this test. Reliant Resources currently is not permitted under the Texas electric restructuring law to purchase capacity sold by Texas Genco in the state-mandated auctions.

     Contractually-Mandated Capacity Auctions. Through 2003, Texas Genco was contractually obligated under an agreement with Reliant Resources to auction entitlements to substantially all of its capacity (less operating reserves) available after the state-mandated auctions. Texas Genco was permitted to reduce the amount of capacity sold in the contractually-mandated auctions by the amount of operating reserves required to back up its obligations under its capacity auctions. Texas Genco typically reserves 1,250 MW of its capacity, including 750 MW of base-load capacity, as operating reserves, which can be sold as interruptible power on a system-contingent basis.

     Through 2003, Reliant Resources had the contractual right, but not the obligation, to purchase 50% (but not less than 50%) of each type of capacity entitlement Texas Genco auctioned in the contractually-mandated auctions at the prices established in the auctions. Upon determination of the prices for the capacity entitlements, Reliant Resources was obligated to purchase the capacity it elected to reserve from the auction process at the prices set during the auction for that entitlement. In addition to its reservation of capacity, and whether or not it had reserved capacity in the auction, Reliant Resources was entitled to bid for entitlements in each contractually-mandated auction.

     Beginning in 2004, Texas Genco can market the 85% of its capacity not subject to state-mandated auctions as it deems appropriate based upon market conditions, and sales may be conducted through auctions, bilateral contracts or a combination of both.

     Auction Results. Texas Genco sold 91% of its available capacity for 2003 through state-mandated auctions and contractually-mandated auctions. In its capacity auctions held through February 2004, Texas Genco has sold 85% and 24% of its available capacity for 2004 and 2005, respectively. As a result, Texas Genco has contracted for approximately $1 billion of total revenue with respect to its 2004 capacity and approximately $533 million of total revenue with respect to its 2005 capacity. Texas Genco's available capacity equals its total net generating capacity less capacity withheld as operating reserves and capacity that is subject to planned outages. Of the 2,988 MW of capacity that Texas Genco has "mothballed", 2,062 MW were included in its available capacity only for the months of May through September 2003. Reliant Resources purchased 78% of Texas Genco's sold 2003 capacity and, through February 2004, had purchased 79% and 68% of Texas Genco's sold 2004 and 2005 capacity, respectively. Texas Genco will hold additional auctions to sell its remaining available capacity for 2004 as well as capacity for subsequent years.

     In 2003, the market-based prices established in Texas Genco's capacity auctions continued to strengthen. Higher gas prices throughout 2003 positively influenced the prices established in its recent capacity auctions. Generally, higher gas prices increase the capacity prices for its base-load entitlements since natural gas is the marginal fuel for facilities serving the ERCOT market during most hours.

  Fuel Supplies

     Texas Genco relies primarily on natural gas, coal, lignite and uranium to fuel its generation facilities. The fuel mix of Texas Genco's generating portfolio, based on actual fuel usage during 2003, was approximately 52% coal and lignite, 21% natural gas and 27% nuclear. As of December 31, 2003, the fuel mix of its generating portfolio based on the capacity of its facilities including mothballed capacity was approximately 66% natural gas, 29% coal and lignite and 5% nuclear. Based on Texas Genco's current assumptions regarding the cost and availability of fuel, plant operation schedules, load growth, load management and the impact of environmental regulations, it does not expect the mix of fuel used by its generating portfolio will vary materially during 2004 from 2003. Texas Genco substantially collects the underlying cost of fuel through energy payments. As a result of air emissions standards imposed by federal and state law, Texas Genco anticipates having additional costs for certain environmental equipment in 2004 and subsequent years. These factors could affect the mix of its future fuel usage.

     Natural Gas. Texas Genco has long-term natural gas supply contracts with several suppliers. Substantially all of its long-term natural gas supply contracts contain pricing provisions based on fluctuating spot market prices. In 2003, 50% of Texas Genco's natural gas requirements were purchased under these long-term contracts. Texas Genco purchased the remaining 50% of its natural gas requirements in 2003 on the spot market. Based on current market conditions, Texas Genco believes it will be able to replace the supplies of natural gas covered under its long-term contracts when they expire with gas purchased on the spot market or under new long-term or short-term contracts.

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

     Coal and Lignite. In 2003, Texas Genco purchased approximately 80% of the fuel requirements for its four coal-fired generating units at its W.A. Parish facility under two fixed-quantity, long-term supply contracts scheduled to expire in 2010 and 2011. The price for coal under the first contract was tied to spot market prices in 2003. The price for coal under the second contract was at a level approximately three times greater than the spot market prices for coal as of December 31, 2003. The second contract does not contemplate future prices being tied to spot market prices. The terms of this contract result from the market conditions in effect during the 1970's when the contract was entered into, including shortages of natural gas supplies, increased demand for low sulfur coal as a result of new environmental regulations and uncertainty regarding the future availability of long-term sources of coal supply. Texas Genco purchases its remaining coal requirements for the W.A. Parish facility under short-term contracts. It has long-term rail transportation contracts with Burlington Northern Santa Fe Railroad and the Union Pacific Railroad Company to transport coal to the W.A. Parish facility. Despite the higher coal prices under these long-term contracts, Texas Genco's fuel costs associated with producing energy from its coal-fired facilities are, based on recent natural gas prices, significantly lower than the fuel costs associated with producing energy from its gas-fired facilities.

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

     Texas Genco used a blend of lignite and Wyoming coal to fuel its Limestone facility in 2003 as a component of its NOx control strategy. A fuel unloading and handling system was installed at the Limestone facility to accommodate the delivery of Wyoming coal. Texas Genco expects that it will obtain Wyoming coal through spot and long-term market-priced contracts. Texas Genco's Limestone facility is connected with the Burlington Northern Santa Fe Railroad.

     Nuclear. The South Texas Project satisfies its fuel supply requirements by acquiring uranium concentrates, converting uranium concentrates into uranium hexafluoride, enriching uranium hexafluoride and fabricating nuclear fuel assemblies. Texas Genco is a party to a number of contracts covering a portion of the fuel requirements of the South Texas Project for uranium, conversion services, enrichment services and fuel fabrication. Other than a fuel fabrication agreement that extends for the life of the South Texas Project, these contracts have varying expiration dates, and most are short- to medium-term (less than seven years). Management believes that sufficient capacity for nuclear fuel supplies and processing exists to permit normal operations of the South Texas Project nuclear generating units.

     Fuel Pipeline. Texas Genco owns a 90-mile fuel pipeline that can transport either fuel oil or natural gas (86 miles oil or gas and 4 miles gas only). As part of its system, it owns over six million barrels of oil storage capacity that can supply fuel oil to its Cedar Bayou, Greens Bayou, S.R. Bertron and T.H. Wharton plants. For natural gas supply, its pipeline is connected to six of its generation facilities and is interconnected with several of its suppliers. Texas Genco's pipeline provides it with added flexibility in managing the fuel supply requirements of its generation facilities.

  Customers

     Since January 1, 2002, Texas Genco has sold power to wholesale purchasers, including retail electric providers, at unregulated rates through its capacity auctions. In addition to retail electric providers, Texas Genco's customers in the ERCOT market include municipal utilities, electric co-operatives, power trading organizations and other power generating companies. Texas Genco is also a significant provider to the ancillary services market operated by the ERCOT ISO. Sales to Reliant Resources represented approximately 71% of Texas Genco's total revenues in 2003. Texas Genco has been granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

  Competition

     The ERCOT market is highly competitive. Texas Genco has approximately 80 competitors that include generation companies affiliated with Texas-based utilities, independent power producers, municipal or co-operative generators and wholesale power marketers. These competitors will compete with Texas Genco and each other by buying and selling wholesale power in the ERCOT market, entering into bilateral contracts and/or selling to aggregated retail customers.

     At December 31, 2003, Texas Genco's facilities provided over 18% of the aggregate net generating capacity serving the ERCOT market. Texas Genco's competition is based primarily on price but it also may compete based on product flexibility. A number of Texas Genco's competitors are building efficient, combined cycle power plants that are generally not able to provide the operational flexibility, ancillary services and fuel risk mitigation that Texas Genco's large diversified portfolio of generating facilities can provide. Texas Genco believes that there may be significant excess generating capacity constructed in the ERCOT market over the next several years. This overbuilding could result in lower prices for wholesale power in the ERCOT market. There is currently a surplus of generating capacity in the ERCOT market, and we expect the market for wholesale power to be highly competitive. For more information on competition in the ERCOT market, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Generation Business" below.

  NATURAL GAS DISTRIBUTION

     CERC's natural gas distribution business engages in intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas through three unincorporated divisions: CenterPoint Energy Arkla (Arkla), CenterPoint Energy Entex (Entex) and CenterPoint Energy Minnegasco (Minnegasco). These operations are regulated as natural gas utility operations in the jurisdictions served by these divisions. CERC's operations also include non-rate regulated retail gas sales to and transportation services for commercial and industrial customers in the six states listed above as well as several other Midwestern states.

     - Arkla provides natural gas distribution services to approximately 695,000 customers in over 245 communities in Arkansas, Louisiana, Oklahoma and Texas. The largest metropolitan areas served by Arkla are Little Rock, Arkansas and Shreveport, Louisiana. In 2003, approximately 70% of Arkla's total throughput was attributable to retail sales of natural gas and approximately 30% was attributable to transportation services.

     - Entex provides natural gas distribution services to approximately 1.6 million customers in over 500 communities in Louisiana, Mississippi and Texas. The largest metropolitan area served by Entex is Houston. In 2003, approximately 94% of Entex's total throughput was attributable to retail sales of natural gas and approximately 6% was attributable to transportation services.

     - Minnegasco provides natural gas distribution services to approximately 746,000 customers in over 240 communities in Minnesota. The largest metropolitan area served by Minnegasco is Minneapolis. In 2003, approximately 94% of Minnegasco's total throughput was attributable to retail sales of natural gas and approximately 6% was attributable to transportation services. Additionally, Minnegasco provides unregulated services consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance sales and repair services, and home security monitoring.

     The demand for natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2003, approximately 74% of the total throughput of CERC's natural gas distribution business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

  Supply and Transportation

     Arkla. In 2003, Arkla purchased virtually all of its natural gas supply pursuant to term contracts, with terms varying from a few months to three years. Arkla's major third party suppliers in 2003 included BP America Production Company (29%), Oneok Energy Marketing and Trading LLC (23%) CenterPoint Energy Gas Services, Inc. (CEGS) (13%) and Conoco Phillips Company (9%). Numerous other suppliers provided the remaining 26% of Arkla's natural gas supply requirements. Arkla transports substantially all of its natural gas supplies under contracts with our pipeline subsidiaries.

     Entex. In 2003, Entex purchased virtually all of its natural gas supply pursuant to term contracts, with terms varying from one to five years. Entex's major third party suppliers in 2003 included American Electric Power Company, Inc. (43%), Kinder Morgan, Inc. (20%), CEGS (11%), and Entergy-Koch, LP (11%). Numerous other suppliers provided the remaining 15% of Entex's natural gas supply requirements. Entex transports its natural gas supplies through various interstate and intrastate pipelines under long-term contracts with terms varying from one to five years.

     Minnegasco. In 2003, Minnegasco purchased approximately 77% of its natural gas supply pursuant to term contracts, with terms varying from a few months to two years. Minnegasco purchased the remaining 23% of its natural gas supply on the spot market. Minnegasco's major third party suppliers in 2003 included BP Canada Energy Marketing (53%), Duke Energy Trading & Marketing (8%), Tenaska Marketing Ventures (6%), Mirant Americas Energy Marketing (5%) and NG Energy Trading (5%). Minnegasco transports its natural gas supplies through various interstate pipelines under long-term contracts with terms varying from one to five years.

     Generally, the regulations of the states in which CERC's natural gas distribution business operates allow it to pass through changes in the costs of natural gas to its customers under purchased gas adjustment provisions in its tariffs. There is, however, a timing difference between CERC's purchases of natural gas and the ultimate recovery of these costs. Consequently, CERC may incur carrying costs as a result of this timing difference that are not recoverable from its customers.

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

     On an ongoing basis, CERC enters into contracts to provide sufficient supplies and pipeline capacity to meet its firm customer requirements; however, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

  Commercial and Industrial Sales

     CERC's commercial and industrial sales business, conducted through CEGS and CenterPoint Energy Intrastate Gas Pipeline, provides comprehensive natural gas products and services to commercial and industrial customers in the Gulf Coast and Midwestern regions of the United States. Most services provided by CEGS are not subject to rate regulation. In 2003, the commercial and industrial sales business represented over 50% of the throughput of CenterPoint Energy's Natural Gas Distribution business segment. During that period, approximately 94% of the commercial and industrial group's total throughput was attributable to natural gas sales; the remainder was attributable to transportation services provided to third parties and affiliates. For more information on CEGS's derivative instruments and hedging activities, please read "Quantitative and Qualitative Disclosures About Market Risk -- Commodity Price Risk From Non-Trading Activities" in Item 7A of this report and Note 5 to our consolidated financial statements.

  Assets

     As of December 31, 2003, CERC owned approximately 63,000 linear miles of gas distribution lines, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by CERC, it owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CERC receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

  Competition

     CERC competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CERC's facilities and market and sell and/or transport natural gas directly to commercial and industrial customers.

  PIPELINES AND GATHERING

     CERC's pipelines and gathering business operates two interstate natural gas pipelines as well as gas gathering facilities and also provides pipeline services.

     CERC owns and operates gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. CERC's pipeline operations are primarily conducted by two wholly owned interstate pipeline subsidiaries which provide gas transportation and storage services primarily to industrial customers and local distribution companies:

     - CenterPoint Energy Gas Transmission Company (CEGT) is an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Louisiana, Oklahoma and Texas.

     - CenterPoint Energy -- Mississippi River Transmission Corporation (MRT) is an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas and Missouri.

     CERC's gathering operations are conducted by a wholly owned gas gathering subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS is a natural gas gathering and processing business serving natural gas fields in the Midcontinent basin of the United States that interconnect with CEGT's and MRT's pipelines, as well as other interstate and intrastate pipelines. CEFS operates gathering pipelines, which collect natural gas from approximately 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

     CERC's pipeline project management and facility operation services are provided to affiliates and third parties through a wholly owned pipeline services subsidiary, CenterPoint Energy Pipeline Services, Inc.

     In 2003, approximately 25% of our total operating revenues from pipelines and gathering was attributable to services provided to Arkla, and approximately 10% was attributable to services to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Arkla and Laclede are provided under several long-term firm storage and transportation agreements. Contracts for firm transportation in Arkla's major service areas are currently scheduled to expire in 2005. The Arkansas Public Service Commission (APSC) is currently reviewing Arkla's request to enter into a seven-year contract for firm transportation with CEGT. The agreement to provide services to Laclede expires in 2007.

     Our pipelines and gathering business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Midcontinent and Gulf Coast natural gas supply regions and general economic conditions.

  Assets

     We own and operate approximately 8,200 miles of gas transmission lines primarily located in Missouri, Illinois, Arkansas, Louisiana, Oklahoma and Texas. We also own and operate six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf per day and a combined working gas capacity of approximately 59.0 Bcf. We also own a 10% interest in Gulf South Pipeline Company, LP's Bistineau storage facility. This facility has a total working gas capacity of 73.8 Bcf and approximately 1.1 Bcf per day of deliverability. Our storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most of our storage operations are in north Louisiana and Oklahoma. We also own and operate approximately 4,300 miles of gathering pipelines that collect gas from approximately 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

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

  OTHER OPERATIONS

     Our Other Operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

  DISCONTINUED OPERATIONS

     On September 30, 2002, we distributed to our shareholders on a pro-rata basis all of the shares of Reliant Resources common stock owned by us. The consolidated financial statements have been prepared to reflect the effect of this distribution. The consolidated financial statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). We recorded after-tax income from discontinued operations of $475 million and $82 million for the years ended December 31, 2001 and 2002, respectively, related to the operations of Reliant Resources. As a result of the spin-off of Reliant Resources, we recorded a non-cash loss on disposal of discontinued operations of $4.4 billion in 2002, which represented the excess of the carrying value of our investment in Reliant Resources over the market value of Reliant Resources common stock.

     In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, we sold our final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de

Santiago del Estero S.A. We recorded an after-tax loss of $3 million in the second quarter of 2003 related to our Latin America operations. We have completed our strategy of exiting all of our international investments. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

     In November 2003, we sold a component of our Other Operations business segment, CenterPoint Energy Management Services (CEMS), that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. We recorded an after-tax loss of $1 million from the sale of CEMS in the fourth quarter of 2003. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the CEMS long-lived assets based on the impending sale and to record one-time termination benefits. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

  FINANCIAL INFORMATION ABOUT SEGMENTS

     For financial information about our segments, see Note 16 to our consolidated financial statements, which note is incorporated herein by reference.

                                   REGULATION

     We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     As a registered public utility holding company, we, along with our subsidiaries except Texas Genco, are subject to a comprehensive regulatory scheme imposed by the SEC in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under the 1935 Act, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, we are required to obtain approval from the SEC under the 1935 Act.

     We received an order from the SEC under the 1935 Act on June 30, 2003 and supplemental orders thereafter relating to our financing activities and those of our regulated subsidiaries, as well as other matters. The orders are effective until June 30, 2005. As of December 31, 2003, the orders generally permitted us and our subsidiaries to issue securities to refinance indebtedness outstanding at June 30, 2003, and authorized us and our subsidiaries to issue certain incremental external debt securities and common and preferred stock through June 30, 2005, without prior authorization from the SEC. The orders also contain certain requirements regarding ratings of our securities, interest rates, maturities, issuance expenses and use of proceeds. The orders require that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of at least 30%. The SEC has acknowledged that prior to the monetization of Texas Genco and the securitization of the true-up components, our common equity as a percentage of total capitalization is expected to remain less than 30%. In addition, after the securitization, our common equity as a percentage of total capitalization, including securitized debt, is expected to be less than 30%, which the SEC has permitted for other companies.

     In October 2003, the FERC granted exempt wholesale generator status to Texas Genco, LP, a wholly owned subsidiary of Texas Genco that owns and operates our electric generating plants. As a result of the FERC's actions, Texas Genco, LP is exempt from all provisions of the 1935 Act as long as it remains an exempt wholesale generator and Texas Genco is no longer a public utility holding company within the meaning of the 1935 Act.

     Pursuant to requirements of the orders, we formed a service company, CenterPoint Energy Service Company, LLC (Service Company), that began operation as of January 1, 2004, to provide certain corporate and shared services to our subsidiaries. Those services are provided pursuant to service arrangements that are in a form prescribed by the SEC. Services are provided by the Service Company at cost and are subject to oversight and periodic audit from the SEC.

FEDERAL ENERGY REGULATORY COMMISSION

     The transportation and sale or resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended. The FERC has jurisdiction over, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC.

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

     On November 25, 2003, the FERC issued Order No. 2004, the final rule modifying the Standards of Conduct applicable to electric and natural gas transmission providers, governing the relationship between regulated transmission providers and certain of their affiliates. The rule significantly changes and expands the regulatory burdens of the Standards of Conduct and applies essentially the same standards to jurisdictional electric transmission providers and natural gas pipelines. On February 9, 2004, our natural gas pipeline subsidiaries filed Implementation Plans required under the new rule. Those subsidiaries are further required to post their Implementation Procedures on their websites by June 1, 2004, and to be in compliance with the requirements of the new rule by that date.

     CenterPoint Houston is not a "public utility" under the Federal Power Act and therefore is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. Texas Genco makes electric sales wholly within ERCOT and, as a result, its rates are not subject to regulation as a "public utility" under the Federal Power Act.

STATE AND LOCAL REGULATION

     Electric Transmission and Distribution. CenterPoint Houston conducts its operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers its present service area and facilities. In addition, CenterPoint Houston holds non-exclusive franchises, typically having a term of forty years, from the incorporated municipalities in its service territory. These franchises give CenterPoint Houston the right to construct, operate and maintain its transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

     All retail electric providers in CenterPoint Houston's service area pay the same rates and other charges for transmission and distribution services.

     CenterPoint Houston's distribution rates charged to retail electric providers for residential customers are based on amounts of energy delivered whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services. The current transmission and distribution rates for CenterPoint Houston have been in effect since January 1, 2002, when electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes costs for nuclear decommissioning and municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a transition charge associated with securitization of regulatory assets and an excess mitigation credit imposed by the Texas Utility Commission.

     Natural Gas Distribution. In almost all communities in which CERC provides natural gas distribution services, it operates under franchises, certificates or licenses obtained from state and local authorities. The terms of the franchises, with various expiration dates, typically range from 10 to 30 years, though franchises in Arkansas are perpetual. None of CERC's material franchises expire in the near term. CERC expects to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

     Substantially all of CERC's retail natural gas sales by its local distribution divisions are subject to traditional cost-of-service regulation at rates regulated by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and municipalities CERC serves.

     In August 2002, a settlement was approved by the APSC that resulted in an increase in the base rate and service charge revenues of Arkla of approximately $27 million annually. In addition, the APSC approved a gas main replacement surcharge that provided $2 million of additional revenue in 2003 and is expected to provide additional amounts in subsequent years. In December 2002, a settlement was approved by the Oklahoma Corporation Commission that resulted in an increase in the base rate and service charge revenues of Arkla of approximately $6 million annually. In November 2003, Arkla filed a request with the Louisiana Public Service Commission (LPSC) for a $16 million increase to its base rate and service charge revenues in Louisiana. The case is expected to be resolved in mid-2004.

     In December 2003, a settlement was approved by the City of Houston that will result in an increase in the base rate and service charge revenues of Entex of approximately $7 million annually. Entex has submitted these settlement rates to the 28 other cities within its Houston Division and the Railroad Commission of Texas for consideration and approval. If all regulatory approvals are received from these 29 jurisdictions, Entex's base rate and service charge revenues are expected to increase by approximately $7 million annually in addition to the $7 million discussed above. On February 10, 2004, a settlement was approved by the LPSC that is expected to result in an increase in Entex's base rate and service charge revenues of approximately $2 million annually.

     Our gas distribution divisions generally recover the cost of gas provided to customers through gas cost adjustment mechanisms prescribed in their tariffs that are approved by the appropriate regulatory authority. Recently, our Arkla and Entex divisions have been involved in both litigation and regulatory proceedings in which parties have challenged the gas costs that have been recovered from customers. In response to a claim by the City of Tyler, Texas that excessive costs, ranging from $2.8 million to $39.2 million, may have been incurred for gas purchased by Entex for resale to residential and small commercial customers, Entex and the City of Tyler have requested that the Railroad Commission determine whether Entex has properly and lawfully charged and collected for gas service to its residential and commercial customers in its Tyler distribution system for the period beginning November 1, 1992, and ending October 31, 2002. Similarly, a complaint has been filed with the LPSC by a private party alleging that certain gas costs recovered from Entex customers in Louisiana were excessive and/or were not properly authorized by the LPSC. Additionally, certain private litigants have filed suit in Louisiana state courts, alleging that inappropriate or excessive gas costs have been recovered from Arkla's customers.

NUCLEAR REGULATORY COMMISSION

     Texas Genco is subject to regulation by the United States Nuclear Regulatory Commission (NRC) with respect to the operation of the South Texas Project. This regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet applicable requirements are also required. The NRC has the ultimate authority to determine whether any nuclear powered generating unit may operate.

     Texas Genco and the other owners of the South Texas Project are required by NRC regulations to estimate from time to time the amounts required to decommission that nuclear generating facility and are required to maintain funds to satisfy that obligation when the plant ultimately is decommissioned. CenterPoint Houston currently collects through its electric rates amounts calculated to provide sufficient funds at the time of decommissioning to discharge these obligations. Funds collected are deposited into nuclear decommissioning trusts. The beneficial ownership of the nuclear decommissioning trusts is held by Texas Genco, as a licensee of the facility. While current funding levels exceed NRC minimum requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and waste burial. In the event that funds from the trust are inadequate to decommission the facilities, CenterPoint Houston will be required to collect through rates or other authorized charges all additional amounts required to fund Texas Genco's obligations relating to the decommissioning of the South Texas Project.

DEPARTMENT OF TRANSPORTATION

     In December 2002, Congress enacted the Pipeline Safety Improvement Act of 2002 (the Act). This legislation applies to our interstate pipelines as well as our intrastate pipelines and local distribution companies. The legislation imposes several requirements related to ensuring pipeline safety and integrity. It requires pipeline and distribution companies to assess the integrity of their pipeline transmission facilities in areas of high population concentration or High Consequence Areas (HCA). The legislation further requires companies to perform remediation activities, in accordance with the requirements of the legislation over a 10-year period.

     In December 2003, the Department of Transportation Office of Pipeline Safety issued the final regulations to implement the Act. These regulations became effective on February 14, 2004. These regulations provided guidance on, among other things, the areas that should be classified as HCA.

     Our Pipelines and Gathering business segment and our natural gas distribution companies anticipate that compliance with the new regulations will require increases in both capital and operating cost. The level of expenditures required to comply with these regulations will be dependent on several factors, including the age of the facility, the pressures at which the facility operates and the number of facilities deemed to be located in areas designated as HCA. Based on our interpretation of the rules and preliminary technical reviews, we anticipate compliance will require average annual expenditures of approximately $15 to $20 million during the initial 10-year period.

                             ENVIRONMENTAL MATTERS

     We are subject to a number of federal, state and local laws and regulations relating to the protection of the environment and the safety and health of company personnel and the public. These requirements relate to a broad range of our activities, including:

     - the discharge of pollutants into the air, water and soil;

     - the identification, generation, storage, handling, transportation, disposal, record keeping, labeling and reporting of, and the emergency response in connection with, hazardous and toxic materials and wastes, including asbestos, associated with our operations;

     - noise emissions from our facilities; and

     - safety and health standards, practices and procedures that apply to the workplace and the operation of our facilities.

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     - construct or acquire new equipment;

     - acquire permits and/or marketable allowance or other emission credits for facility operations;

     - modify or replace existing and proposed equipment; and

     - clean up or decommission waste disposal areas, fuel storage and management facilities, and other locations and facilities, including generation facilities.

     If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose on us civil, administrative and/or criminal liabilities as well as seek to curtail our operations. Under some statutes, private parties could also seek to impose upon us civil fines or liabilities for property damage, personal injury and possibly other costs.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), owners and operators of facilities from which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances, are liable for:

     - the costs of responding to that release or threatened release; and

     - the restoration of natural resources damaged by any such release.

AIR EMISSIONS

     As part of the 1990 amendments to the Federal Clean Air Act, requirements and schedules for compliance were developed for attainment of health-based standards. In furtherance of the Act's requirements, standards for NOx emissions, a product of the combustion process associated with power generation, have been finalized by the Texas Commission on Environmental Quality (TCEQ). These TCEQ standards, as well as provisions of the Texas electric restructuring law, require substantial reductions in NOx emissions from electric generating units. Texas Genco is currently installing cost-effective controls at its generating plants to comply with these requirements. As of December 31, 2003, Texas Genco has invested $664 million for NOx emissions controls and is planning to make expenditures of $131 million for the remainder of 2004 through 2007. Further revisions to these NOx standards may result from the TCEQ's future rules, expected by 2007, implementing more stringent federal eight-hour ozone standards.

     In 1998, the United States became a signatory to the United Nations Framework Convention on Climate Change (Kyoto Protocol). The Kyoto Protocol calls for developed nations to reduce their emissions of greenhouse gases. Carbon dioxide, which is a major byproduct of the combustion of fossil fuel, is considered to be a greenhouse gas. In 2002, President Bush withdrew the United States' support for the Kyoto Protocol while endorsing voluntary greenhouse gas reduction measures. Congress has also explored a number of other alternatives for regulating domestic greenhouse gas emissions. If the country re-enters and the United States Senate ultimately ratifies the Kyoto Protocol and/or if the United States Congress adopts other measures for the control of greenhouse gases, any resulting limitations on power plant carbon dioxide emissions could have a material adverse impact on all fossil fuel-fired electric generating facilities, including those belonging to Texas Genco.

     In July 2002, the White House sent to the United States Congress a Bill proposing the Clear Skies Act, which is designed to achieve long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. If enacted, the Clear Skies Act would target reductions averaging 70% for sulfur dioxide (SO(2)), NOx and mercury emissions and would create a gradually imposed market-based compliance program that would come into effect initially in 2008 with full compliance required by 2018. Fossil fuel-fired power plants owned by companies such as Texas Genco would be affected by the adoption of this program, or other legislation currently pending in Congress addressing similar issues. To comply with such programs, we and other regulated entities could pursue a variety of strategies, including the installation of pollution controls, purchase of emission allowances, or the curtailment of operations. To date, Congress has taken little action to enact the Clear Skies Act.

     In response to Congressional inaction on the proposed Clear Skies Act, the Environmental Protection Agency (EPA) in December 2003 proposed the Interstate Air Quality Rule, which would require reductions in NOx and SO(2) similar to those found in the Clear Skies Act. However, in contrast to the Clear Skies Act, the Interstate Air Quality Rule affects emissions in 29 states in the eastern U.S., including Texas. As with the Clear Skies Act, emissions are reduced in two phases, and the reduction targets are similar, but are effective in 2010 and 2015 for both NOx and SO(2). EPA has announced an intent to finalize these rules in late 2004 or early 2005.

     In December 2003, EPA proposed two alternatives for regulating emissions of mercury from coal-fired power plants in the U.S. A final rulemaking is scheduled to be adopted in December 2004. Under the first option, the EPA would set Maximum Achievable Control Technology (MACT) standards under Section 112 of the Clean Air Act, which would require mercury reductions on a facility-by-facility basis regardless of cost. The MACT standard requires reductions to be achieved by 2008, although it is possible that this compliance date will be delayed. The second option would regulate coal-fired power plants under Section 111 of the Clean Air Act. Under this option, similar mercury reductions would be achieved on a national scale through a cap-and-trade program, allowing reductions to be made at the most economical locations, and not requiring reductions on a facility-by-facility basis. The MACT standard would require a reduction of about 30% from coal-fired facilities, which will require the installation of control equipment. The cap-and-trade rule would require deeper reductions, but may be more economical because it allows trading of emissions among facilities. The mercury cap-and-trade rule would be accomplished in two phases, in 2010 and 2015, with reduction levels set at approximately 50% and 70%, respectively. The cost of complying with the final rules is not yet known but is likely to be material.

     In addition to mercury control from coal-fired boilers, the MACT rule, if adopted, would require the control of nickel emissions from oil-fired facilities. At this point, the impact of this proposal is uncertain, but is not expected to significantly affect our operations.

     The EPA has also issued MACT standards for sources other than boilers used for power generation. The MACT rule for combustion turbines was issued in August 2003 and there is no impact on our existing facilities. The MACT rulemaking for engines and industrial boilers was issued in February 2004. These rules are not expected to have a significant impact on Texas Genco's operations.

WATER

     On February 16, 2004, the EPA signed final rules under Section 316(b) of the Clean Water Act relating to the design and operation of existing cooling water intake structures. The requirements to achieve compliance with this rule are subject to various factors, including the results of anticipated litigation, but we currently do not expect any capital expenditures required for compliance to be material.

     The EPA and State of Texas periodically modify water quality standards and, where necessary, initiate total maximum daily load allocations for water-bodies not meeting those standards. Such actions could cause our facilities to incur significant costs to comply with revised discharge permit limitations.

NUCLEAR WASTE

     Under the U.S. Nuclear Waste Policy Act of 1982, the federal government was to create a federal repository for spent nuclear fuel produced by nuclear plants like the South Texas Project. Also pursuant to that legislation a special assessment has been imposed on those nuclear plants to pay for the facility. Consistent with the Act, owners of nuclear facilities, including Texas Genco and the other owners of the South Texas Project, entered into contracts setting out the obligations of the owners and U.S. Department of Energy (DOE). Since 1998, DOE has been in default on its obligations to begin moving spent nuclear fuel from reactors to the federal repository (which still is not completed). On January 28, 2004, Texas Genco and the other owners of the South Texas Project, along with owners of other nuclear plants, filed a breach of contract suit against DOE in order to protect against the running of a statute of limitations.

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

     Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among some of the defendants in lawsuits filed beginning in August 2001 in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility," which was formerly operated by a predecessor in interest of CERC Corp. This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

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

     At December 31, 2003, CERC had accrued $19 million for remediation of certain Minnesota sites. At December 31, 2003, the estimated range of possible remediation costs for these sites was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12.5 million as of December 31, 2003 to be used for environmental remediation.

     CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. CERC has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. We are investigating details regarding these sites and the range of environmental expenditures for potential remediation. Based on current information, we have not been able to quantify a range of environmental expenditures for such sites.

     Mercury Contamination. Our pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by us at some sites in the past, and we have conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on our experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, we believe that the costs of any remediation of these sites will not be material to our financial condition, results of operations or cash flows.

     Other Environmental. From time to time, we have received notices from regulatory authorities or others regarding our status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Although their ultimate outcome cannot be predicted at this time, we do not believe, based on our experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

                                   EMPLOYEES

     As of December 31, 2003, we had 11,046 full-time employees. The following table sets forth the number of our employees by business segment:

                                                                    NUMBER REPRESENTED BY
                                                                  UNIONS OR OTHER COLLECTIVE
BUSINESS SEGMENT                                         NUMBER       BARGAINING GROUPS
----------------                                         ------   --------------------------
Electric Transmission & Distribution...................  3,008              1,322
Electric Generation....................................  1,511              1,030
Natural Gas Distribution...............................  4,813              1,549
Pipelines and Gathering................................    651                 --
Other Operations.......................................  1,063                 --
                                                         ------             -----
  Total................................................  11,046             3,901
                                                         ======             =====

     As of December 31, 2003, approximately 35% of the Company's employees are subject to collective bargaining agreements. Three of these agreements, covering approximately 14% of the Company's employees, have expired or will expire in 2004.

     The 1,030 bargaining unit employees of Texas Genco were covered by a collective bargaining unit agreement with the International Brotherhood of Electrical Workers Local 66 that expired in September 2003. These bargaining unit employees have continued to work without interruption and Texas Genco has not had any work interruptions since 1976. Texas Genco continues to have a good relationship with the bargaining unit and is actively negotiating to obtain a new agreement in 2004.

     The Minnegasco division of our natural gas distribution business has 512 bargaining unit employees that are covered by collective bargaining unit agreements that have expired or will expire in 2004. An agreement with the International Brotherhood of Electrical Workers Local 949, which expired in December 2003, was renegotiated in February 2004 covering 267 of these employees. The remaining 245 employees are covered by a collective bargaining agreement with the Office and Professional Employees International Union Local 12, which expires in May 2004.

                               EXECUTIVE OFFICERS
                             (AS OF MARCH 1, 2004)

NAME                                        AGE                      TITLE
----                                        ---                      -----
David M. McClanahan.......................  54    President and Chief Executive Officer and
                                                  Director
Scott E. Rozzell..........................  54    Executive Vice President, General Counsel
                                                  and Corporate Secretary
Stephen C. Schaeffer......................  56    Executive Vice President and Group
                                                  President, Gas Distribution and Sales
Gary L. Whitlock..........................  54    Executive Vice President and Chief Financial
                                                  Officer
James S. Brian............................  56    Senior Vice President and Chief Accounting
                                                  Officer
Byron R. Kelley...........................  56    President and Chief Operating Officer,
                                                  CenterPoint Energy Pipelines and Field
                                                  Services
Thomas R. Standish........................  54    President and Chief Operating Officer,
                                                  CenterPoint Houston
David G. Tees.............................  59    President and Chief Executive Officer, Texas
                                                  Genco

     DAVID M. MCCLANAHAN has been President and Chief Executive Officer and a director of CenterPoint Energy since September 2002. He served as Vice Chairman of Reliant Energy from October 2000 to September 2002 and as President and Chief Operating Office of Reliant Energy's Delivery Group from April 1999 to September 2002. He also served as the President and Chief Operating Officer of Reliant Energy HL&P, the electric utility division of Reliant Energy, from 1997 to 1999. He has served in various executive capacities with CenterPoint Energy since 1986. He previously served as Chairman of the Board of Directors of ERCOT and Chairman of the Board of the University of St. Thomas. He currently serves on the boards of the Edison Electric Institute and the American Gas Association.

     SCOTT E. ROZZELL has served as Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Before joining CenterPoint Energy in 2001, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P.

     STEPHEN C. SCHAEFFER has served as Executive Vice President and Group President, Gas Distribution Sales and Service, since December 2002. From September 2002 to December 2002, he served as Executive Vice President-Government and Regulatory Affairs of CenterPoint Energy. Prior to this position, Mr. Schaeffer served as Senior Vice President-Regulatory of Reliant Energy beginning in 1999. From 1997 to 1998, he served as Executive Vice President-Retail Energy Regulation of Reliant Energy's Retail Energy Group. He has served in various executive capacities with CenterPoint Energy since 1989.

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

     JAMES S. BRIAN has served as Senior Vice President and Chief Accounting Officer of CenterPoint Energy since August 2002. He served as Senior Vice President, Finance and Administration of the Delivery Group of Reliant Energy from 1999 to August 2002, and as Vice President and Chief Financial Officer of Reliant Energy HL&P from 1997 to 1999. Mr. Brian has served in various executive capacities with CenterPoint Energy since 1983.

     BYRON R. KELLEY has served as President and Chief Operating Officer of CenterPoint Energy Pipelines and Field Services since May 2003. Prior to joining CenterPoint Energy he served as President of El Paso International, a subsidiary of El Paso Corporation, for January 2001 to August 2002 and as Executive Vice President of Development, Operations and Engineering from March 1999 through December 2000. He currently serves on the Board of Directors of the Interstate Natural Gas Association of America.

     THOMAS R. STANDISH has served as President and Chief Operating Officer of CenterPoint Houston since August 2002. He served as President and Chief Operating Officer for both electricity and natural gas for Reliant Energy's Houston area from 1999 until August 2002, and as Senior Vice President of Distribution Customer Service for Reliant Energy HL&P from 1997 to 1999. Mr. Standish has served in various executive capacities with CenterPoint Energy since 1993. He currently serves on the Board of Directors of ERCOT.

     DAVID G. TEES has served as President and Chief Executive Officer of Texas Genco since August 2002. He served as Senior Vice President, Generation Operations of Reliant Energy from 1998 through August 2002. He also served as Vice President of Energy Production of Reliant Energy HL&P from 1986 to 1998. Mr. Tees has also served on the executive committee of the Edison Electric Institute Energy Supply Subcommittee and currently represents CenterPoint Energy as a Research Advisory Committee Member of the Electric Power Research Institute and is a director of the South Texas Project Nuclear Operating Company.

                                  RISK FACTORS

             PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESSES

RISK FACTORS AFFECTING OUR ELECTRIC TRANSMISSION & DISTRIBUTION BUSINESS

  CENTERPOINT HOUSTON MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF ITS TRUE-UP COMPONENTS.

     CenterPoint Houston expects to make a filing on March 31, 2004 in a true-up proceeding provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile the following costs or true-up components:

     - "stranded costs," which consist of the positive excess of the regulatory net book value of generation assets, as defined, over the market value of the assets;

     - the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period;

     - the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as generation-related regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

     - final fuel over- or under-recovery; less

     - "price to beat" clawback components.

     CenterPoint Houston will be required to establish and support the amounts it seeks to recover in the 2004 True-Up Proceeding. CenterPoint Houston expects these amounts to be substantial. Third parties will have the opportunity and are expected to challenge CenterPoint Houston's calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if we agree to forego recovery of a portion of the request under a settlement agreement, CenterPoint Houston would be unable to recover those amounts in the future. Additionally, in October 2003, a group of intervenors filed a petition asking the Texas Utility Commission to open a rulemaking proceeding and reconsider certain aspects of its true-up rules. In November 2003, the Texas Utility Commission voted to deny the petition. Despite the denial of the petition, we expect that issues could be raised in the 2004 True-Up Proceeding regarding our compliance with the Texas Utility Commission's rules regarding ECOM recovery, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state-mandated auctions. We believe Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM true-up regulatory asset no longer probable, we would write off the unrecoverable balance of such asset as a charge against earnings.

     In the event CenterPoint Houston has not begun to recover the amounts established in the 2004 True-Up Proceeding prior to its $1.3 billion term loan maturity date in November 2005, CenterPoint Houston's ability to repay or refinance this term loan may be adversely affected.

     The Texas Utility Commission's ruling that the 2004 True-Up Proceeding filing will be made on March 31, 2004 means that the calculation of the market value of a share of Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004 plus a control premium, if any, up to a maximum of 10%. If Texas Genco is sold to a third party at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

  CENTERPOINT HOUSTON'S RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

     CenterPoint Houston's receivables from the distribution of electricity are collected from retail electric providers that supply the electricity CenterPoint Houston distributes to their customers. Currently, CenterPoint Houston does business with approximately 43 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for CenterPoint Houston's services or could cause them to delay such payments. CenterPoint Houston depends on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations. Reliant Resources, through its subsidiaries, is CenterPoint Houston's largest customer. Approximately 70% of CenterPoint Houston's $83 million in billed receivables from retail electric providers at December 31, 2003 was owed by subsidiaries of Reliant Resources. Pursuant to the Texas electric restructuring law, Reliant Resources will be obligated to make a "price to beat" clawback payment to CenterPoint Houston in 2004 which is currently estimated by Reliant Resources to be $175 million. CenterPoint Houston's financial condition may be adversely affected if Reliant Resources is unable to meet these obligations.

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

     CenterPoint Houston depends on power generation facilities owned by third parties to provide retail electric providers with electric power which it transmits and distributes to customers of the retail electric providers. CenterPoint Houston does not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, CenterPoint Houston's services may be interrupted, and its results of operations, financial condition and cash flows may be adversely affected.

  CENTERPOINT HOUSTON'S REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     A portion of CenterPoint Houston's revenues is derived from rates that it collects from each retail electric provider based on the amount of electricity it distributes on behalf of such retail electric provider. Thus, CenterPoint Houston's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

RISK FACTORS AFFECTING OUR ELECTRIC GENERATION BUSINESS

  TEXAS GENCO'S REVENUES AND RESULTS OF OPERATIONS ARE IMPACTED BY MARKET RISKS THAT ARE BEYOND ITS CONTROL.

     Texas Genco sells electric generation capacity, energy and ancillary services in the ERCOT market. The ERCOT market consists of the majority of the population centers in Texas and represents approximately 85% of the demand for power in the state. Under the Texas electric restructuring law, Texas Genco and other power generators in Texas are not subject to traditional cost-based regulation and, therefore, may sell electric generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. As a result, Texas Genco is not guaranteed any rate of return on its capital investments through mandated rates, and its revenues and results of operations depend, in large part, upon prevailing market prices for electricity in the ERCOT market. Market prices for electricity, generation capacity, energy and ancillary services may fluctuate substantially. Texas Genco's gross margins are primarily derived from the sale of capacity entitlements associated with its large, solid fuel base-load generating units, including its coal and lignite fueled generating stations and its interest in the South Texas Project nuclear generating station. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for Texas Genco's base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel for facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to Texas Genco's solid fuel-fired base-load capacity generally rises and falls with natural gas prices.

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

  THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

     The amount by which power generating capacity exceeds peak demand (reserve margin) in the ERCOT market has exceeded 30% since 2001, and the Texas Utility Commission and the ERCOT Independent System Operator (ISO) have forecasted the reserve margin for 2004 to continue to exceed 30%. The commencement of commercial operation of new power generation facilities in the ERCOT market has increased and will continue to increase the competitiveness of the wholesale power market, which could have a material adverse effect on Texas Genco's results of operations, financial condition, cash flows and the market value of Texas Genco's assets.

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

  TEXAS GENCO IS SUBJECT TO OPERATIONAL AND MARKET RISKS ASSOCIATED WITH ITS CAPACITY AUCTIONS.

     Texas Genco has sold entitlements to a significant portion of its available 2004 and 2005 generating capacity in its capacity auctions held to date. Although Texas Genco's obligation to conduct contractually-mandated auctions terminated in January 2004, it currently remains obligated to sell 15% of its installed generation capacity and related ancillary services pursuant to state-mandated auctions and it expects to conduct future capacity auctions with respect to all or part of its remaining capacity from time to time. In these auctions, Texas Genco sold firm entitlements on a forward basis to capacity and ancillary services dispatched within specified operational constraints. Although Texas Genco has reserved a portion of its aggregate net generation capacity from its capacity auctions for planned or forced outages at its facilities, unanticipated plant outages or other problems with its generation facilities could result in its firm capacity and ancillary services commitments exceeding its available generation capacity. As a result, an unexpected outage at one of Texas Genco's lower-cost facilities could require it to run one of its higher-cost plants or obtain replacement power from third parties in the open market in order to satisfy its obligations even though the energy payments for the dispatched power are based on the cost of its lower-cost facilities.

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

     In December 2003, one of the three auxiliary standby diesel generators for Unit 2 at the South Texas Project failed during a routine test. The NRC allowed continued operation of Unit 2 while repairs to the generator were made. Repairs are expected to be completed before the end of a scheduled refueling outage on the unit in the spring of 2004. Should Unit 2 experience an unplanned shutdown prior to its scheduled outage, there is a risk that the NRC would not permit restarting the unit until the diesel generator was fully repaired. Texas Genco's share of the ultimate cost of repairs to the diesel generator is estimated to be approximately $5 million and is expected to be substantially covered by insurance.

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

     The single control area of the ERCOT market for 2004 is organized into five congestion zones. Transmission congestion between the zones could impair Texas Genco's ability to schedule power for transmission across zonal boundaries, which are defined by the ERCOT ISO, thereby inhibiting Texas Genco's efforts to match its facility scheduled outputs with its customer scheduled requirements. In addition, power generators participating in the ERCOT market could be liable for congestion costs associated with transferring power between zones.

  TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED BY A DISRUPTION OF ITS FUEL SUPPLIES.

     Texas Genco relies primarily on natural gas, coal, lignite and uranium to fuel its generation facilities. Texas Genco purchases its fuel from a number of different suppliers under long-term contracts and on the spot market. Texas Genco sells firm entitlements to capacity and ancillary services. Therefore, any disruption in the delivery of fuel could prevent Texas Genco from operating its facilities, or force Texas Genco to enter into alternative arrangements at higher than prevailing market prices, to meet its auction commitments, which could adversely affect its results of operations, financial condition and cash flows.

  TO DATE, TEXAS GENCO HAS SOLD A SUBSTANTIAL PORTION OF ITS CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES CEASES TO BE A MAJOR CUSTOMER OR FAILS TO MEET ITS OBLIGATIONS.

     By participating in Texas Genco's contractually-mandated auctions, subsidiaries of Reliant Resources have purchased entitlements to 79% of Texas Genco's sold 2004 capacity and 68% of Texas Genco's sold 2005 capacity. Reliant Resources has made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements Texas Genco auctioned in its prior contractually-mandated auctions or through the submission of bids. In the event Reliant Resources ceases to be a major customer or fails to meet its obligations to Texas Genco, Texas Genco's results of operations, financial condition and cash flows could be adversely affected. As of December 31, 2003, Reliant Resources' securities ratings are below investment grade. Texas Genco has been granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

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

     The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines, shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Any revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at the South Texas Project, if an incident were to occur, it could have a material adverse effect on Texas Genco's results of operations, financial condition and cash flows.

  TEXAS GENCO'S OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION, INCLUDING ENVIRONMENTAL REGULATION. IF TEXAS GENCO FAILS TO COMPLY WITH APPLICABLE REGULATIONS OR TO OBTAIN OR MAINTAIN ANY NECESSARY GOVERNMENTAL PERMIT OR APPROVAL, IT MAY BE SUBJECT TO CIVIL, ADMINISTRATIVE AND/OR CRIMINAL PENALTIES THAT COULD ADVERSELY IMPACT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

     Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Texas Genco or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. If any of these events were to occur, Texas Genco's business, results of operations, financial condition and cash flows could be adversely affected.

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

  TEXAS GENCO'S REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     The demand for power in the ERCOT market is seasonal, with higher demand occurring during the warmer months. Accordingly, Texas Genco's customers are generally willing to pay higher prices for entitlements to Texas Genco's capacity during warmer months. As a result, Texas Genco's revenues and results of operations are subject to seasonality, with revenues being higher during the warmer months.

RISK FACTORS AFFECTING OUR NATURAL GAS DISTRIBUTION AND PIPELINES AND GATHERING BUSINESSES

  RATE REGULATION OF CERC'S BUSINESS MAY DELAY OR DENY CERC'S FULL RECOVERY OF ITS COSTS.

     CERC's rates for natural gas distribution are regulated by certain municipalities and state commissions based on an analysis of its invested capital and its expenses incurred in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. While rate regulation is, generally, premised on providing a reasonable opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on invested capital, there can be no assurance that the municipalities and state commissions will judge all of CERC's costs to be reasonable or necessary or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of CERC's costs.

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

  IF CERC WERE TO FAIL TO EXTEND CONTRACTS WITH TWO OF ITS SIGNIFICANT PIPELINE CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON ITS OPERATIONS.

     Contracts with two of our significant pipeline customers, CenterPoint Energy Arkla and Laclede Gas Company, are currently scheduled to expire in 2005 and 2007, respectively. To the extent the pipelines are unable to extend these contracts or the contracts are renegotiated at rates substantially different than the rates provided in the current contracts, there could be an adverse effect on CERC's results of operations, financial condition and cash flows.

  CERC'S INTERSTATE PIPELINES' REVENUES AND RESULTS OF OPERATIONS ARE SUBJECT TO FLUCTUATIONS IN THE SUPPLY OF GAS.

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

     As of December 31, 2003, we had $11.0 billion of outstanding indebtedness on a consolidated basis. Approximately $3.5 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $142 million on transition bonds. In addition, the capital constraints and other factors currently impacting our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. These terms may negatively impact our ability to operate our business, adversely affect our financial condition and results of operations or severely restrict or prohibit distributions from our subsidiaries. The success of our future financing efforts may depend, at least in part, on:

     - our ability to recover the true-up components and to monetize our investment in Texas Genco;

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

     Our capital structure and liquidity will be significantly impacted in the 2004/2005 period by our ability to recover the true-up components through the regulatory process beginning in March 2004. To the extent our recovery is denied or materially reduced, our liquidity and financial condition will be materially adversely affected.

     As of March 1, 2004, our CenterPoint Houston subsidiary has $3.2 billion principal amount of general mortgage bonds outstanding and $382 million of first mortgage bonds outstanding. It may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $400 million of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2003, CenterPoint Houston has agreed under the $1.3 billion collateralized term loan maturing in 2005 to not issue, subject to certain exceptions, more than $200 million of incremental secured or unsecured debt. In addition, CenterPoint Houston is contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     Our current credit ratings are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Sources and Uses of Cash -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 7 of Part II of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

  AS A HOLDING COMPANY WITH NO OPERATIONS OF OUR OWN, WE WILL DEPEND ON DISTRIBUTIONS FROM OUR SUBSIDIARIES TO MEET OUR PAYMENT OBLIGATIONS, AND PROVISIONS OF APPLICABLE LAW OR CONTRACTUAL RESTRICTIONS COULD LIMIT THE AMOUNT OF THOSE DISTRIBUTIONS.

     We derive substantially all our operating income from, and hold substantially all our assets through, our subsidiaries. As a result, we will depend on distributions from our subsidiaries in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends and those under the 1935 Act, limit their ability to make payments or other distributions to us, and they could agree to contractual restrictions on their ability to make distributions.

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

  AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH
  FLOWS.

     As of December 31, 2003, we had $2.8 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

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

     - those transferred to us and CenterPoint Houston in connection with the August 2002 restructuring of Reliant Energy.

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

     Reliant Resources reported in its Annual Report on Form 10-K for the year ended December 31, 2003 that as of December 31, 2003 it had $6.1 billion of total debt and its unsecured debt ratings are currently below investment grade. If Reliant Resources were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

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

  WE MAY NOT BE ABLE TO MONETIZE TEXAS GENCO ON TERMS WE FIND ACCEPTABLE.

     On January 23, 2004, Reliant Resources announced that it would not exercise its option to purchase the common stock of Texas Genco that we own. We will continue to operate Texas Genco's facilities and are pursuing an alternative strategy to monetize Texas Genco, and we have engaged a financial advisor to assist us in that pursuit. We may not be able to monetize our interest in Texas Genco under any alternative strategy on terms we find acceptable. In addition, delays in monetization may increase the risk that the value of the ownership interest used in the stranded cost determination, which is to be based on market prices for Texas Genco common stock during the 120 trading days ending on March 30, 2004, will be higher than the proceeds received in the monetization process.

  WE, TOGETHER WITH OUR SUBSIDIARIES, EXCLUDING TEXAS GENCO, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

     We and our subsidiaries, excluding Texas Genco, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

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

     If as a result of the 2004 True-Up Proceeding or any other event we are required to take a charge against our net income, our current earnings could be reduced below the level which would enable us to pay the quarterly dividend on our common stock under our current SEC financing order. We expect to file an application with the SEC under the 1935 Act requesting an order authorizing us, in the event that we are required to take such a charge against our net income, to pay quarterly dividends out of capital or unearned surplus.

     In addition, we would be required under the 1935 Act to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or to guarantee a security of Texas Genco, except in emergency situations (in which we could provide funding pursuant to applicable SEC rules). Our failure to obtain approvals under the 1935 Act in a timely manner could adversely affect our and our subsidiaries' results of operations, financial condition and cash flows.

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

     We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future at current costs or on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.

     Texas Genco and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.6 billion as of December 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them.

     In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. If CenterPoint Houston were to sustain any loss of or damage to its transmission and distribution properties, it would be entitled to seek to recover such loss or damage through a change in its regulated rates, although there is no assurance that CenterPoint Houston ultimately would obtain any such rate recovery or that any such rate recovery would be timely granted. Therefore, we cannot assure you that CenterPoint Houston will be able to restore any loss of or damage to any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

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

ITEM 3.  LEGAL PROCEEDINGS

     For a brief description of certain legal and regulatory proceedings affecting us, please read "Regulation" and "Environmental Matters" in Item 1 of this report and Notes 4 and 12 to our consolidated financial statements, which information is incorporated herein by reference.

     In addition to the matters incorporated herein by reference, the following matters that we previously reported have been resolved:

     In August and October 2003, class action lawsuits were filed against CenterPoint Houston and Reliant Energy Services in federal court in New York on behalf of purchasers of natural gas futures contracts on the New York Mercantile Exchange. A third, similar class action was filed in the same court in November 2003. The complaints alleged that the defendants manipulated the price of natural gas through their gas trading activities and price reporting practices in violation of the Commodity Exchange Act during the period January 1, 2000 through December 31, 2002. The plaintiffs sought damages based on the effect of such alleged manipulation on the value of the gas futures contracts they bought or sold. In January 2004, the plaintiffs voluntarily dismissed CenterPoint Houston from these lawsuits.

     During 2003, we and Texas Genco were engaged in a dispute with Northwestern Resources Co. (NWR), the supplier of fuel to the Limestone electric generation facility, over the terms and pricing at which NWR supplies fuel to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. Both sides to the dispute initiated lawsuits, but in January 2004, NWR and Texas Genco reached a settlement under which they agreed to dismiss those lawsuits and under which NWR would continue to provide certain quantities of lignite at specified prices during the period from 2004 through 2007, after which time the pricing would revert to pricing provided for under the 1999 settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the vote of our security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of February 29, 2004, our common stock was held of record by approximately 62,981 shareholders. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol "CNP."

     The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy or its predecessor on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg,and the cash dividends declared in these periods. Prior to August 31, 2002, information shown is for our predecessor, Reliant Energy. Cash dividends paid aggregated $1.07 per share in 2002 and $0.40 per share in 2003.

                                                          MARKET PRICE        DIVIDEND
                                                        -----------------     DECLARED
                                                         HIGH       LOW       PER SHARE
                                                        ------     ------     ---------
2002
First Quarter.........................................                         $0.375
  January 7...........................................  $26.85
  February 25.........................................             $20.35
Second Quarter........................................                         $0.375
  April 23............................................  $25.93
  May 17..............................................             $14.30
Third Quarter.........................................                         $ 0.16(1)
  July 8..............................................  $17.00
  July 24.............................................             $ 5.40
Fourth Quarter........................................                         $ 0.16
  October 3...........................................  $ 9.00(2)
  October 22..........................................             $ 5.65(2)
2003
First Quarter.........................................                         $ 0.10
  January 6...........................................  $ 8.55
  February 25.........................................             $ 4.50
Second Quarter........................................                         $ 0.20(3)
  April 2.............................................             $ 7.37
  May 28..............................................  $ 9.74
Third Quarter.........................................                               (3)
  July 17.............................................             $ 7.71
  September 29........................................  $ 9.38
Fourth Quarter........................................                         $ 0.10
  November 3..........................................  $10.11
  December 11.........................................             $ 9.15

---------------

(1) The reduction in the quarterly dividend to $0.16 reflects the reduced size of CenterPoint Energy after its distribution of all the shares of common stock of Reliant Resources it owned.

(2) The fourth quarter 2002 stock prices reflect the distribution of our 83% ownership interest in Reliant Resources on September 30, 2002. The closing price of Reliant Resources' common stock on that date was $1.75 per share.

(3) The $0.20 per share dividend for the second quarter of 2003 included the third quarter dividend declared on June 18, 2003 and paid on September 10, 2003.

     The closing market price of our common stock on December 31, 2003 was $9.69 per share.

     Under the terms of our $2.3 billion bank facility, we agreed that our quarterly common stock dividend will not exceed $0.10 per share. The 1935 Act restricts the source of our dividend payments to current and retained earnings, in the absence of approval from the SEC under the 1935 Act to pay dividends out of capital or unearned surplus.

     In addition to the limitations imposed by our bank facility and the 1935 Act, the amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

  Recent Sale of Unregistered Securities

     The information set forth in Note 9(b) of the Notes to our Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy and Subsidiaries in
Item 7 of Part II of this report regarding the issuance on December 17, 2003 of $255 million aggregate principal amount of our 2.875% convertible senior notes due 2024 is incorporated by reference herein. We relied on the private placement exemption under Section 4(2) of the Securities Act of 1933 for the sale to the initial purchasers.

     In addition, we have been advised by Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., the representatives of the initial purchasers of the notes, that the notes were issued only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933 and outside the United States in accordance with Regulation S under the Securities Act of 1933. The notes were issued at 100% of the principal amount thereof. The initial purchasers purchased the notes from us at 97.75% of the principal amount thereof, plus accrued interest.

     The notes are convertible into shares of our common stock at a conversion rate of 78.064 shares per $1,000 principal amount of notes (which is equal to a conversion price of $12.81 per share), subject to adjustment, but only in certain specified circumstances. The notes also have a contingent interest feature requiring contingent interest to be paid to holders of the notes in certain specified circumstances.

     In October 2003, we awarded Milton Carroll 10,000 shares of our common stock pursuant to an agreement under which he serves as Chairman of our Board of Directors. We relied on the private placement exemption under Section 4(2) of the Securities Act of 1933.

  Repurchases of Equity Securities

     During the year ended December 31, 2003, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of us or any of our "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

                                                                    YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                       1999(1)    2000     2001(2)    2002     2003(3)(4)
                                                       -------   -------   -------   -------   ----------
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................................  $ 7,511   $10,283   $10,559   $ 7,898    $ 9,760
                                                       -------   -------   -------   -------    -------
Income from continuing operations before
  extraordinary item and cumulative effect of
  accounting change..................................    1,631       245       499       369        420
Discontinued Operations..............................       34       202       422    (4,289)       (16)
Extraordinary item, net of tax.......................     (183)       --        --        --         --
Cumulative effect of accounting change, net of tax...       --        --        59        --         80
                                                       -------   -------   -------   -------    -------
Net income (loss) attributable to common
  shareholders.......................................  $ 1,482   $   447   $   980   $(3,920)   $   484
                                                       =======   =======   =======   =======    =======
Basic earnings (loss) per common share:
  Income from continuing operations before
    extraordinary item and cumulative effect of
    accounting change................................  $  5.72   $  0.86   $  1.72   $  1.24    $  1.38
  Discontinued Operations............................     0.12      0.71      1.46    (14.40)     (0.05)
  Extraordinary item, net of tax.....................    (0.64)       --        --        --         --
  Cumulative effect of accounting change, net of
    tax..............................................       --        --      0.20        --       0.26
                                                       -------   -------   -------   -------    -------
Basic earnings (loss) per common share...............  $  5.20   $  1.57   $  3.38   $(13.16)   $  1.59
                                                       =======   =======   =======   =======    =======
Diluted earnings (loss) per common share:
  Income from continuing operations before
    extraordinary item and cumulative effect of
    accounting change................................  $  5.70   $  0.85   $  1.71   $  1.23    $  1.37
  Discontinued Operations............................     0.12      0.71      1.44    (14.31)     (0.05)
  Extraordinary item, net of tax.....................    (0.64)       --        --        --         --
  Cumulative effect of accounting change, net of
    tax..............................................       --        --      0.20        --       0.26
                                                       -------   -------   -------   -------    -------
Diluted earnings (loss) per common share.............  $  5.18   $  1.56   $  3.35   $(13.08)   $  1.58
                                                       =======   =======   =======   =======    =======
Cash dividends paid per common share.................  $  1.50   $  1.50   $  1.50   $  1.07    $  0.40
Dividend payout ratio from continuing operations.....       26%      174%       87%       86%        29%
Return from continuing operations on average common
  equity.............................................     30.1%      4.6%      9.1%      9.0%      31.4%
Ratio of earnings from continuing operations to fixed
  charges............................................     5.38      1.80      2.18      1.70       1.68
At year-end:
  Book value per common share........................  $ 18.70   $ 19.10   $ 22.77   $  4.74    $  5.77
  Market price per common share......................  $ 22.88   $ 43.31   $ 26.52   $  8.01    $  9.69
  Market price as a percent of book value............      122%      227%      116%      169%       168%
  Assets of discontinued operations..................  $ 6,095   $14,323   $12,392   $    63    $    --
  Total assets.......................................  $29,308   $35,908   $31,971   $20,457    $21,377
  Short-term borrowings..............................  $ 3,012   $ 4,886   $ 3,529   $   347    $    63
  Long-term debt obligations, including current
    maturities.......................................  $ 8,883   $ 5,756   $ 5,552   $10,005    $10,945
  Trust preferred securities(5)......................  $   705   $   705   $   706   $   706    $    --
  Cumulative preferred stock.........................  $    10   $    10   $    --   $    --    $    --
  Capitalization:
    Common stock equity..............................       36%       46%       52%       12%        14%
    Trust preferred securities.......................        5%        6%        5%        6%        --
    Long-term debt, including current maturities.....       59%       48%       43%       82%        86%
  Capital expenditures, excluding discontinued
    operations.......................................  $   865   $   905   $ 1,211   $   846    $   648

---------------

(1) 1999 net income includes an aggregate non-cash, unrealized gain on our indexed debt securities and our Time Warner Inc. (Time Warner) investment, of $1.2 billion (after-tax), or $4.09 earnings per basic share and $4.08 earnings per diluted share. For additional information on the indexed debt securities and Time Warner investment, please read Note 7 to our consolidated financial statements. The extraordinary item in 1999 is a loss related to an accounting impairment of certain generation-related regulatory assets of our Electric Generation business segment.

(2) 2001 net income includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ($59 million after-tax gain, or $0.20 earnings per basic and diluted share). For additional information related to the cumulative effect of accounting change, please read Note 5 to our consolidated financial statements.

(3) 2003 net income includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" ($80 million after-tax gain, or $0.26 earnings per basic and diluted share). For additional information related to the cumulative effect of accounting change, please read Note 2(n) to our consolidated financial statements.

(4) Resolution of the 2004 True-Up Proceeding and monetization of our remaining interest in Texas Genco could materially impact our results of operations, financial condition and cash flows. Additionally, we are no longer permitted under the Texas electric restructuring law to record non-cash ECOM revenue in 2004. For more information on these and other matters currently affecting us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive Summary -- Significant Events in 2004."

(5) The subsidiary trusts that issued trust preferred securities have been deconsolidated as a result of the adoption of FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46) and the subordinated debentures issued to those trusts are now reported as long-term debt as of December 31, 2003. For additional information related to the adoption of FIN 46, please read Note 2(n) to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 herein.

                                    OVERVIEW

BACKGROUND

     We are a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) in compliance with requirements of the Texas electric restructuring law. We are the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. Our operating subsidiaries own and operate electric generation plants, electric transmission and distribution facilities, natural gas distribution facilities and natural gas pipelines. We are a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). For information about the 1935 Act, please read " -- Liquidity and Capital Resources -- Future Sources and Uses of Cash -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock." Our indirect wholly owned subsidiaries include:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which owns and operates our electric transmission and distribution business in the Texas Gulf Coast area; and

     - CenterPoint Energy Resources Corp. (CERC Corp., and together with its subsidiaries, CERC), which owns and operates our local gas distribution companies, gas gathering systems and interstate pipelines.

     We also have an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates the Texas generating plants formerly belonging to the integrated electric utility that was a part of Reliant Energy. We distributed the remaining 19% of the outstanding common stock of Texas Genco to our shareholders in January 2003.

     At the time of Reliant Energy's corporate restructuring, it owned an 83% interest in Reliant Resources, Inc. (Reliant Resources). On September 30, 2002, we distributed that interest to our shareholders (the Reliant Resources Distribution).

BUSINESS SEGMENTS

     In this section, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. CenterPoint Energy is first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, cost management and rate proceedings before regulatory agencies. Effective with the full deregulation of sales of electric energy to retail customers in Texas beginning in January 2002, power generators and retail electric providers in Texas ceased to be subject to traditional cost-based regulation. Since that date, we have sold generation capacity, energy and ancillary services related to power generation at prices determined by the market. The Texas generation operations are reported in the Electric Generation business segment. Our transmission and distribution services remain subject to rate regulation and are reported in the Electric Transmission & Distribution business segment as are impacts of generation-related stranded costs recoverable by the regulated utility. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of our former integrated electric utility, Reliant Energy HL&P, through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission & Distribution business segment. Our reportable business segments include:

  Electric Transmission and Distribution

     Our electric transmission and distribution operations provide electric transmission and distribution services to approximately 1.8 million metered customers in a 5,000-square-mile area of the Texas Gulf coast that has a population of approximately 4.7 million people and includes Houston.

     CenterPoint Houston transports electricity from power plants to substations and from one substation to another and to retail electric customers in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT) on behalf of retail electric providers. ERCOT is an intrastate network which serves as the regional reliability coordinating council for member electric power systems in Texas. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. Transmission services are provided under tariffs approved by the Public Utility Commission of Texas (the Texas Utility Commission).

     Operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and other call center operations. Distribution services are provided under tariffs approved by the Texas Utility Commission.

  Electric Generation

     Texas Genco owns and operates 60 generating units at 11 power generation facilities. Texas Genco also owns a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of December 31, 2003, the aggregate net generating capacity of Texas Genco's portfolio of generating assets was 14,153 MW, of which 2,988 MW of gas-fired capacity are currently mothballed. Texas Genco sells electric generation capacity, energy and ancillary services in the ERCOT market. Collectively, Texas Genco's facilities provide over 18% of the aggregate net generating capacity serving the ERCOT market.

  Natural Gas Distribution

     CERC owns and operates our natural gas distribution business, which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. These operations are regulated as natural gas utility operations. Its operations also include non-rate regulated retail gas sales to and transportation services for commercial and industrial customers in the six states listed above as well as several other Midwestern states.

  Pipelines and Gathering

     CERC's pipelines and gathering business operates two interstate natural gas pipelines as well as gas gathering facilities and also provides pipeline services. CERC's pipeline operations provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Louisiana, Missouri and Oklahoma. CERC's gathering operations are conducted principally in Arkansas, Louisiana, Oklahoma and Texas.

  Other Operations

     Our Other Operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

                               EXECUTIVE SUMMARY

  2003 HIGHLIGHTS

     Our operating performance and cash flow for 2003 compared to 2002 were affected by:

     - a $355 million increase in operating income at Texas Genco due to higher capacity auction prices;

     - continued customer growth with the addition of nearly 85,000 metered electric and gas customers since December 2002, or an annualized 2% growth;

     - an increase of $33 million in revenues in the natural gas distribution operations from rate increases;

     - an increase of $170 million in interest expense;

     - an increase of $69 million in operation and maintenance expense related to CenterPoint Houston's final fuel reconciliation;

     - an increase of $58 million in pension, employee benefit and insurance costs; and

     - a reduction of $198 million in capital expenditures.

     Net income for 2003 includes an $80 million after-tax non-cash gain ($0.26 per diluted share) from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) as further discussed below under "-- Consolidated Results of Operations". Excluded from the $80 million after-tax cumulative effect of accounting change recorded during the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy.

     In 2003, we accessed the capital markets to raise approximately $4 billion. We used these proceeds to repay maturing debt, refinance higher coupon debt, pay down our short-term credit facilities and enhance our liquidity.

     CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to its shareholders on January 6, 2003 (Texas Genco Distribution). As a result of the Texas Genco Distribution, CenterPoint Energy recorded an impairment charge of $399 million, which is reflected as a regulatory asset representing stranded costs on our consolidated balance sheet as of December 31, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $399 million regulatory asset reflecting CenterPoint Energy's expectation of stranded cost recovery of such impairment. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, CenterPoint Houston has recorded a regulatory asset, reflecting its right to recover this amount, and an associated payable to us. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that CenterPoint Houston expects to recover as stranded investment will be recorded in the same manner.

  SIGNIFICANT EVENTS IN 2004

     During 2004, we expect to complete additional steps in a process that began when Texas adopted legislation designed to deregulate and restructure the electric utility industry in the state. That legislation (Texas electric restructuring law) required integrated electric utilities to separate their generating, transmission and distribution and retail sales functions pursuant to plans approved by the Texas Utility Commission.

     The Texas electric restructuring law contains provisions that allow our transmission and distribution utility, CenterPoint Houston, to recover the amount by which the market value of our generating assets, as determined by the Texas Utility Commission under a formula prescribed in the law, is below the regulatory net book value for those assets as of the end of 2001. It also allows CenterPoint Houston to recover certain other transition costs, such as a final fuel reconciliation balance, regulatory assets and the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and actual market prices for generation as determined in the state-mandated capacity auctions during that period (called the ECOM true-up). Those amounts, and certain other adjustments, are to be determined by the Texas Utility Commission in a proceeding that will begin on March 31, 2004 (2004 True-Up Proceeding). The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although, under its rules the Texas Utility Commission can extend the 150 day deadline for good cause. After the Texas Utility Commission determines the amount of the true-up components (the true-up balance) that the utility may recover, the utility will recover those amounts through a transition charge added to its transmission and distribution rates. Assuming receipt of a timely final order from the Texas Utility Commission, we expect to begin earning a non-cash rate of return on the true-up balance in the third quarter of 2004. We intend to seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance as early as the fourth quarter of 2004 through the issuance of transition bonds and to be in a position to issue those bonds by early 2005. Transition bonds would be issued through a special purpose entity that would be a subsidiary of CenterPoint Houston, but they would be non-recourse to CenterPoint Houston. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us through either the payment of dividends or the settlement of intercompany payables. We can then move funds back to CenterPoint Houston, either through equity or intercompany debt, in order to maintain CenterPoint Houston's capital structure at the appropriate levels.

     As discussed above, in accordance with the Texas electric restructuring law, we expect to seek recovery of substantial amounts for the true-up components. Determination of the amounts actually recovered will be made by the Texas Utility Commission in a proceeding in which we expect that various parties will challenge our claims, potentially resulting in an award of less than the full amount to which we believe CenterPoint Houston is entitled. An ultimate determination or a settlement at an amount less than that recorded in our financial statements could lead to a charge that would materially adversely affect our results of operations, financial condition and cash flows.

     For some time, we have expected to monetize our remaining 81% interest in Texas Genco in 2004. In January 2004, Reliant Resources did not exercise its option to purchase our 81% interest in Texas Genco. We have engaged a financial advisor to assist us in exploring the sale of our 81% interest in Texas Genco. Any proceeds from the monetization of Texas Genco are expected to be used to repay indebtedness.

     The alternatives for monetization of our remaining interest in Texas Genco may not be completed in 2004 and may result in receipt of proceeds in an amount different from the market valuation placed on Texas Genco in the 2004 True-Up Proceeding. To the extent that the Texas Utility Commission uses a market value higher than the amount ultimately realized from the sale of Texas Genco, a loss would be recognized. The completion of the 2004 True-Up Proceeding and recovery of stranded costs is not dependent on the sale of Texas Genco.

     Resolution of the 2004 True-Up Proceeding and the monetization of our remaining interest in Texas Genco are the two most significant events facing the company in 2004. These events are expected to result in aggregate proceeds of over $5 billion based on the Texas Utility Commission rules. We have committed to use these proceeds to repay our indebtedness. Either or both events could, however, lead to charges against earnings. If those charges occur early in the year or are of sufficient magnitude, they could reduce our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our Securities and Exchange Commission (SEC) financing order. We expect to file an application with the SEC under the 1935 Act requesting an order authorizing us, in the event we are required to take such a charge against earnings, to pay quarterly dividends out of capital or unearned surplus.

     The Texas Utility Commission issued a final order in October 2001 (October 2001 Order) that established the transmission and distribution utility rates that became effective in January 2002. In this Order, the Texas Utility Commission found that CenterPoint Houston had over-mitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under the transition plan and Texas electric restructuring law. As a result of the October 2001 Order, CenterPoint Houston was required to refund $1.1 billion through excess mitigation credits to certain retail electric customers during a seven-year period which began in January 2002, and which amount to approximately $238 million per year. Amounts refunded will be considered in the 2004 True-Up Proceeding, and we expect that such refunds will be discontinued as a result of the 2004 True-Up Proceeding.

     In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The 2004 True-Up Proceeding provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement entered into in connection with the September 30, 2002 spin-off of our interest in Reliant Resources to our shareholders, Reliant Resources is obligated to pay CenterPoint Houston for the clawback component of the 2004 True-Up Proceeding. Based on an order issued on February 13, 2004 by the Texas Utility Commission, the clawback will equal $150 times the number of residential customers served by Reliant Resources in CenterPoint Houston's service territory, less the number of residential customers served by Reliant Resources outside CenterPoint Houston's service territory, on January 1, 2004. As reported in Reliant Resources' Annual Report on Form 10-K for the year ended December 31, 2003, Reliant Resources expects that the clawback payment will be $175 million. We expect that before, or upon, issuance of a final order in the 2004 True-Up Proceeding we will receive the clawback payment from Reliant Resources, which will reduce the amount of recoverable costs to be determined in the 2004 True-Up Proceeding.

     The 2004 True-Up Proceeding will include the balance from the final fuel reconciliation proceeding for the fuel component of electric rates. Prior to the beginning of competition, fuel costs were a component of electric rates and those costs were reviewed and reconciled periodically by the Texas Utility Commission. Although the final fuel reconciliation is a separate proceeding that is currently underway, the final fuel over- or under- recovery balance will be included in the 2004 True-Up Proceeding, either as a reduction to or increase in the amount to be recovered.

     Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On January 30, 2004, the Texas Supreme Court granted our petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. We have not accrued interest income on stranded costs in our consolidated financial statements, but estimate such interest income would be material to our consolidated financial statements.

     We recorded non-cash ECOM revenue of $697 million in 2002 and $661 million in 2003. We are no longer permitted under the Texas electric restructuring law to record non-cash ECOM revenue in 2004. The reduction in interest costs that should result from the use of proceeds of securitization and monetization to reduce debt, to the extent received in 2004, should help offset the resulting reductions in earnings, but both the amount and timing of these securitization and monetization efforts is a function of the regulatory process described above.

  PROCESS IMPROVEMENT INITIATIVE

     In late 2002, we launched a company-wide process improvement effort designed to examine key aspects of how we conduct our business, and identify, design and implement improvements to enhance service quality, improve customer satisfaction and reduce costs. In 2003, we identified our core business processes and established process teams. Progress was made in understanding existing processes and identifying opportunities for improvement. Over the next several years, we plan to design and implement processes that will improve productivity and efficiency, reduce our cost structure and enhance service to our customers.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

     - the timing and outcome of the regulatory process leading to the determination and recovery of the true-up components and the securitization of these amounts;

     - the timing and results of the monetization of our interest in Texas
       Genco;

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

     - termination of accruals of ECOM true-up after 2003;

     - industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     - the timing and extent of changes in commodity prices, particularly natural gas;

     - changes in interest rates or rates of inflation;

     - weather variations and other natural phenomena;

     - the timing and extent of changes in the supply of natural gas;

     - commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain approvals under the 1935 Act, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

     - actions by rating agencies;

     - inability of various counterparties to meet their obligations to us;

     - non-payment for our services due to financial distress of our customers, including Reliant Resources;

     - the outcome of the pending securities lawsuits against us, Reliant Energy and Reliant Resources;

     - the ability of Reliant Resources to satisfy its obligations to us, including indemnity obligations and obligations to pay the "price to beat" clawback; and

     - other factors discussed in Item 1 of this report under "Risk Factors."

                       CONSOLIDATED RESULTS OF OPERATIONS

     All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2002      2003
                                                          -------   -------   -------
Revenues................................................  $10,559   $ 7,898   $ 9,760
Operating Expenses......................................   (9,235)   (6,565)   (8,156)
                                                          -------   -------   -------
Operating Income........................................    1,324     1,333     1,604
Gain (Loss) on Time Warner Investment...................      (70)     (500)      106
Gain (Loss) on Indexed Debt Securities..................       58       480       (96)
Interest Expense and Distribution on Trust Preferred
  Securities............................................     (607)     (764)     (934)
Other Income (Expense), net.............................       52        18       (15)
                                                          -------   -------   -------
Income From Continuing Operations Before Income Taxes,
  Minority Interest and Cumulative Effect of Accounting
  Change................................................      757       567       665
Income Tax Expense......................................     (258)     (198)     (216)
Minority Interest.......................................       --        --       (29)
                                                          -------   -------   -------
Income From Continuing Operations Before Cumulative
  Effect of Accounting Change...........................      499       369       420
Discontinued Operations, net of tax.....................      422    (4,289)      (16)
Cumulative Effect of Accounting Change, net of tax......       59        --        80
                                                          -------   -------   -------
  Net Income (Loss) Attributable to Common
     Shareholders.......................................  $   980   $(3,920)  $   484
                                                          =======   =======   =======
Basic Earnings Per Share:
Income From Continuing Operations Before Cumulative
  Effect of Accounting Change...........................  $  1.72   $  1.24   $  1.38
Discontinued Operations, net of tax.....................     1.46    (14.40)    (0.05)
Cumulative Effect of Accounting Change, net of tax......     0.20        --      0.26
                                                          -------   -------   -------
  Net Income (Loss) Attributable to Common
     Shareholders.......................................  $  3.38   $(13.16)  $  1.59
                                                          =======   =======   =======
Diluted Earnings Per Share:
Income From Continuing Operations Before Cumulative
  Effect of Accounting Change...........................  $  1.71   $  1.23   $  1.37
Discontinued Operations, net of tax.....................     1.44    (14.31)    (0.05)
Cumulative Effect of Accounting Change, net of tax......     0.20        --      0.26
                                                          -------   -------   -------
  Net Income (Loss) Attributable to Common
     Shareholders.......................................  $  3.35   $(13.08)  $  1.58
                                                          =======   =======   =======

  2003 COMPARED TO 2002

     Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $420 million ($1.37 per diluted share) for 2003 compared to $369 million ($1.23 per diluted share) for 2002. The increase in income from continuing operations before the cumulative effect of accounting change for 2003 compared to 2002 of $51 million was primarily due to a $355 million increase in operating income from our Electric Generation business segment primarily resulting from increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by a $170 million increase in interest expense due to higher borrowing costs and increased debt levels, a $61 million increase in expenses related to CenterPoint Houston's final fuel reconciliation and a $36 million reduction in non-cash ECOM revenue.

     Cumulative Effect of Accounting Change. In connection with the adoption in 2003 of SFAS No. 143, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations which supply the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs with respect to our non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy. For additional discussion of the adoption of SFAS No. 143, please read Note 2(n) to our consolidated financial statements.

  2002 COMPARED TO 2001

     Income from Continuing Operations. We reported income from continuing operations before cumulative effect of accounting change of $369 million ($1.23 per diluted share) for 2002 compared to $499 million ($1.71 per diluted share) for 2001. The $130 million decrease in income from continuing operations before the cumulative effect of accounting change for 2002 compared to 2001 was primarily due to a reduction in operating income from our Electric Transmission and Distribution and Electric Generation business segments of $165 million as a result of the transition to a deregulated ERCOT market in 2002, which includes non-cash ECOM revenue of $697 million in 2002, and an increase in interest expense due to higher borrowing costs ($157 million). Offsetting the above decreases were increases in operating income of our Natural Gas Distribution and Pipelines and Gathering business segments of $84 million, primarily resulting from rate increases at our local gas distribution companies, the absence of $49 million in goodwill amortization expense as a result of adopting SFAS No. 142, "Goodwill and Other Intangibles" (SFAS No. 142) in 2002 and a reduction in income taxes of $60 million.

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

                   RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (in millions) for each of our business segments for 2001, 2002 and 2003. Some amounts from the previous years have been reclassified to conform to the 2003 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                  OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2002     2003
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Electric Transmission & Distribution.......................  $  863   $1,096   $1,020
Electric Generation........................................     265     (133)     222
Natural Gas Distribution...................................     130      198      202
Pipelines and Gathering....................................     137      153      158
Other Operations...........................................     (46)      19        2
Eliminations...............................................     (25)      --       --
                                                             ------   ------   ------
  Total Consolidated Operating Income......................  $1,324   $1,333   $1,604
                                                             ======   ======   ======

ELECTRIC TRANSMISSION & DISTRIBUTION

     The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2001, 2002 and 2003 (in millions, except throughput data):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          2001(1)    2002      2003
                                                          -------   -------   -------
Operating Revenues:
  Electric revenues.....................................  $ 2,100   $ 1,525   $ 1,463
  ECOM revenues(2)......................................       --       697       661
                                                          -------   -------   -------
     Total operating revenues...........................    2,100     2,222     2,124
                                                          -------   -------   -------
Operating Expenses:
  Operation and maintenance.............................      650       642       636
  Depreciation and amortization.........................      299       271       270
  Taxes other than income taxes.........................      288       213       198
                                                          -------   -------   -------
     Total operating expenses...........................    1,237     1,126     1,104
                                                          -------   -------   -------
Operating Income........................................  $   863   $ 1,096   $ 1,020
                                                          =======   =======   =======
Residential throughput (in GWh).........................   21,371    23,025    23,687
Total throughput (in GWh)(3)............................   71,325    69,585    70,815

---------------

(1) Certain estimates and allocations have been used to separate historical (pre-January 2002) Electric Generation business segment data from the Electric Transmission & Distribution business segment data. As a result, there are no meaningful comparisons for these two business segments prior to 2002.

(2) In 2004, we will no longer be permitted under the Texas electric restructuring law to record non-cash ECOM revenue.

(3) Usage volumes for commercial and industrial customers are included in total throughput; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

     2003 Compared to 2002. The Electric Transmission & Distribution business segment reported a decrease in operating income of $76 million for 2003 compared to 2002. Increased revenues from customer growth ($40 million) were more than offset by transition period revenues that only occurred in 2002 ($90 million) and decreased industrial demand, resulting in an overall decrease in electric revenues from the regulated electric transmission and distribution business of $62 million. Additionally, non-cash ECOM revenue decreased $36 million as a result of higher operating margins at the Electric Generation business segment based on the state-mandated capacity auctions. Operation and maintenance expenses decreased in 2003 compared to 2002 primarily due to the absence of purchased power costs that occurred in 2002 during the transition period to deregulation ($48 million), a decrease in labor costs as a result of work force reductions in 2002 ($13 million), non-recurring contract services expense primarily related to transition to deregulation in 2002 ($10 million) and lower bad debt expense related to transition revenues in 2002 ($10 million). These decreases were partially offset by an increase in expenses related to CenterPoint Houston's final fuel reconciliation ($69 million) and an increase in benefits expense primarily due to increased pension costs ($18 million). Taxes other than income taxes decreased $15 million primarily due to the absence of gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million).

     2002 Compared to 2001. The Electric Transmission & Distribution business segment, reported an increase in operating income of $233 million for 2002 as compared to 2001, of which $697 million related to non-cash ECOM revenue recorded pursuant to the Texas electric restructuring law. Electric revenues from the regulated electric transmission and distribution business decreased $575 million primarily as a result of the transition to a deregulated ERCOT market in 2002. Throughput declined 2% during 2002 as compared to 2001. The decrease was primarily due to reduced energy delivery in the industrial sector resulting from self-generation by several major customers, partially offset by increased residential usage primarily due to non-weather related factors. Additionally, despite a slowing economy, total metered customers continued to grow at an annual rate of approximately 2% during the year. Operation and maintenance expenses decreased in 2002 as compared to 2001 primarily due to a decrease in factoring expense as a result of the termination of an agreement under which the Electric Transmission & Distribution business segment had sold its customer accounts receivable ($77 million) and decreased transmission line losses in 2002 as this became a cost of retail electric providers in 2002 ($16 million), partially offset by purchased power costs related to operation of the regulated utility during the transition period to deregulation ($48 million), an increase in benefits expense ($25 million) which included severance costs in connection with a reduction in work force by CenterPoint Houston in 2002 and expenses related to CenterPoint Houston's final fuel reconciliation ($18 million). Depreciation and amortization decreased in 2002 as compared to 2001 primarily as a result of decreased amortization relating to certain regulatory assets ($64 million) partially offset by increased amortization related to transition property associated with the transition bonds issued in November 2001 ($35 million). Taxes other than income decreased largely as a result of lower gross receipts taxes ($64 million), which became the responsibility of the retail electric providers upon deregulation.

ELECTRIC GENERATION

     The following tables provide summary data of our Electric Generation business segment, Texas Genco, for 2001, 2002 and 2003 (in millions, except power sales data):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                           2001(1)    2002      2003
                                                           -------   -------   -------
Operating Revenues.......................................  $3,411    $ 1,541   $ 2,002
                                                           ------    -------   -------
Operating Expenses:
  Fuel and purchased power...............................   2,527      1,083     1,171
  Operation and maintenance..............................     402        391       411
  Depreciation and amortization..........................     154        157       159
  Taxes other than income taxes..........................      63         43        39
                                                           ------    -------   -------
     Total operating expenses............................   3,146      1,674     1,780
                                                           ------    -------   -------
Operating Income (Loss)..................................  $  265    $  (133)  $   222
                                                           ======    =======   =======
Power sales (in GWh).....................................      --     51,463    47,374

---------------

(1) Certain estimates and allocations have been used to separate historical (pre-January 2002) Electric Generation business segment data from the Electric Transmission & Distribution business segment data. As a result, there are no meaningful comparisons for these two business segments prior to 2002.

     2003 Compared to 2002. Our Electric Generation business segment's operating income increased $355 million in 2003 compared to 2002 primarily due to increased operating margins ($357 million) from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by increased fuel costs due to higher natural gas prices and lower sales volumes. Our Electric Generation business segment was able to partially mitigate the higher cost of natural gas by switching to fuel oil on some of its flexible natural gas units, as well as benefiting from reductions in coal and lignite costs on its base-load units resulting from renegotiated supply agreements and increased utilization of spot purchases. Additionally, the sale of surplus air emission allowances, which is expected to recur in 2004, contributed to the increase in operating margins ($16 million). Partially offsetting the increase in operating margins was a higher level of operation and maintenance expense primarily related to planned and unplanned outages ($11 million) and higher pension and insurance expenses ($21 million). These increases in operation and maintenance expense were partially offset by expenses incurred in 2002, which did not recur in 2003, the most significant of which were in connection with an early retirement program and business separation costs ($28 million).

     2002 Compared to 2001. Our Electric Generation business segment's operating income decreased $398 million in 2002 compared to 2001 primarily due to decreased revenues resulting from the change from a regulated environment in 2001 to the deregulated ERCOT market ($1.9 billion). The Electric Generation business segment's 2001 revenue was derived based on actual recoverable operating expenses plus an allowed regulatory rate of return based on the rate base while its 2002 revenue was derived from open market sales of capacity and energy at auction and spot market prices. Additionally, fuel and purchased power expenses decreased primarily due to lower natural gas prices and a reduction in overall demand for output from Texas Genco's facilities ($1.4 billion). Operation and maintenance expense decreased primarily due to an absence of major maintenance outages at certain of Texas Genco's plants ($36 million in 2001), which was partially offset by costs related to an early retirement program implemented in 2002 ($12 million), business separation expenses ($7 million) and computer systems necessary for operation in the deregulated market ($6 million). Taxes other than income taxes decreased primarily due to lower tax valuations of generation assets ($20 million).

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for 2001, 2002 and 2003 (in millions, except throughput data):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2002     2003
                                                             ------   ------   ------
Operating Revenues.........................................  $4,742   $3,960   $5,435
                                                             ------   ------   ------
Operating Expenses:
  Natural gas..............................................   3,814    2,995    4,428
  Operation and maintenance................................     541      539      560
  Depreciation and amortization............................     147      126      136
  Taxes other than income taxes............................     110      102      109
                                                             ------   ------   ------
     Total operating expenses..............................   4,612    3,762    5,233
                                                             ------   ------   ------
Operating Income...........................................  $  130   $  198   $  202
                                                             ======   ======   ======
Throughput (in billion cubic feet (Bcf)):
  Residential and commercial...............................     310      324      324
  Industrial...............................................      50       47       49
  Transportation...........................................      49       57       50
  Non-rate regulated commercial and industrial.............     445      471      511
                                                             ------   ------   ------
     Total Throughput......................................     854      899      934
                                                             ======   ======   ======

     2003 Compared to 2002. Our Natural Gas Distribution business segment's operating income increased $4 million in 2003 compared to 2002 primarily due to higher revenues from rate increases implemented late in 2002 ($33 million), improved margins from our unregulated commercial and industrial sales ($6 million) and continued customer growth with the addition of over 38,000 customers since December 2002 ($6 million). These increases were partially offset by decreased revenues as a result of a decrease in the estimate of margins earned on unbilled revenues ($11 million). Additionally, operating income was negatively impacted by higher employee benefit expenses primarily due to increased pension costs ($13 million), certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared to being included in interest expense in the prior year ($7 million) and increased bad debt expense primarily due to higher gas prices ($9 million).

     2002 Compared to 2001. Our Natural Gas Distribution business segment's operating income increased $68 million in 2002 compared to 2001 primarily as a result of improved margins from rate increases in 2002, a 5% increase in throughput and changes in estimates of unbilled revenues and deferred gas costs, which reduced operating margins in 2001 ($37 million). Depreciation and amortization decreased primarily as a result of the discontinuance of goodwill amortization in 2002 in accordance with SFAS No. 142 as further discussed in
Note 2(d) to our consolidated financial statements ($31 million).

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for 2001, 2002 and 2003 (in millions, except throughput data):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2002     2003
                                                             ------   ------   ------
Operating Revenues.........................................  $  415   $  374   $  407
                                                             ------   ------   ------
Operating Expenses:
  Natural gas..............................................      79       32       61
  Operation and maintenance................................     121      130      129
  Depreciation and amortization............................      58       41       40
  Taxes other than income taxes............................      20       18       19
                                                             ------   ------   ------
     Total operating expenses..............................     278      221      249
                                                             ------   ------   ------
Operating Income...........................................  $  137   $  153   $  158
                                                             ======   ======   ======
Throughput (Bcf):
  Natural gas sales........................................      18       14        9
  Transportation...........................................     819      845      794
  Gathering................................................     300      287      292
  Elimination(1)...........................................      (9)      (9)      (4)
                                                             ------   ------   ------
     Total Throughput......................................   1,128    1,137    1,091
                                                             ======   ======   ======

---------------

(1) Elimination of volumes both transported and sold.

     2003 Compared to 2002. Our Pipelines and Gathering business segment's operating income increased $5 million in 2003 compared to 2002. The increase was primarily a result of increased margins (revenues less fuel costs) due to higher commodity prices ($8 million), improved margins from new transportation contracts to power plants ($7 million) and improved margins from enhanced services in our gas gathering operations ($4 million), partially offset by higher pension, employee benefit and other miscellaneous expenses ($14 million). Project work expenses included in operation and maintenance expense decreased and were offset by a corresponding decrease in revenues billed for these services ($14 million).

     2002 Compared to 2001. Our Pipelines and Gathering business segment's operating income increased $16 million in 2002 compared to 2001 primarily as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 2(d) to our consolidated financial statements ($17 million).

OTHER OPERATIONS

     The following table provides summary data for our Other Operations business segment for 2001, 2002 and 2003 (in millions):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2002   2003
                                                              ----   ----   ----
Operating Revenues..........................................  $  4   $30    $28
Operating Expenses..........................................    50    11     26
                                                              ----   ---    ---
Operating Income (Loss).....................................  $(46)  $19    $ 2
                                                              ====   ===    ===

     2003 Compared to 2002. Our Other Operations business segment's operating income in 2003 compared to 2002 decreased $17 million primarily due to changes in unallocated corporate costs in 2002 as compared to 2003.

     2002 Compared to 2001. Our Other Operations business segment's operating income increased by $65 million in 2002 compared to 2001. The increase was primarily due to reductions in unallocated corporate costs of ($34 million) and reductions in corporate accruals, primarily benefits ($27 million).

DISCONTINUED OPERATIONS

     On September 30, 2002, CenterPoint Energy distributed all of the shares of Reliant Resources common stock owned by CenterPoint Energy on a pro-rata basis to shareholders of CenterPoint Energy common stock. The consolidated financial statements have been prepared to reflect the effect of the Reliant Resources Distribution as described above on the CenterPoint Energy consolidated financial statements. The consolidated financial statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations in 2001 and 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). We also recorded a $4.4 billion non-cash loss on disposal of these discontinued operations in 2002. This loss represents the excess of the carrying value of our net investment in Reliant Resources over the market value of Reliant Resources common stock.

     In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, we sold our final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. We recorded an after-tax loss of $3 million in the second quarter of 2003 related to our Latin America operations. We have completed our strategy of exiting all of our international investments. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

     In November 2003, we sold a component of our Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. We recorded an after-tax loss of $1 million from the sale of CEMS in the fourth quarter of 2003. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the CEMS long-lived assets based on the impending sale and to record one-time termination benefits. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this report.

                        LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in operating, investing and financing activities for 2001, 2002 and 2003 is as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              2001     2002    2003
                                                             -------   -----   -----
Cash provided by (used in):
  Operating activities.....................................  $ 1,731   $ 322   $ 896
  Investing activities.....................................   (1,196)   (766)   (667)
  Financing activities.....................................   (1,045)    723    (439)

  CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in 2003 increased $573 million compared to 2002 primarily due to an increase of $355 million in Texas Genco's operating income substantially due to higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, and higher income tax refunds received of $170 million. These increases were partially offset by higher interest paid related to outstanding borrowings of $130 million.

     Net cash provided by operating activities in 2002 decreased $1.4 billion compared to 2001. This decrease primarily resulted from refunds of excess mitigation credits to ratepayers in 2002 of $224 million, lower revenues in the deregulated ERCOT market, which resulted in a $398 million decrease in Texas Genco's operating income and a $464 million decrease in CenterPoint Houston's operating income excluding non-cash income from ECOM, and an increase of $48 million in interest paid related to outstanding borrowings. These decreases were partially offset by lower income taxes paid of $154 million.

  CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities decreased $99 million during 2003 compared to 2002 due primarily to decreased environmental-related capital expenditures in our Electric Generation business segment and decreased capital expenditures in our Electric Transmission & Distribution business segment primarily resulting from process improvements that included revised construction and design standards.

     Net cash used in investing activities decreased $430 million during 2002 compared to 2001 due primarily to decreased environmental-related capital expenditures in our Electric Generation business segment and the absence in 2002 of capital expenditures incurred in 2001 in our Electric Transmission & Distribution business segment related to building infrastructure in preparation for deregulation.

  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     In 2003, debt payments exceeded net loan proceeds by $328 million. In 2002, net loan proceeds exceeded debt payments by $1.1 billion. Additionally, common stock dividends paid by us and Texas Genco in 2003 were $187 million less than in 2002. Since the beginning of 2003, the terms of our credit facility have limited the common stock dividend to $0.10 per share per quarter.

     In 2002, net loan proceeds exceeded debt payments by $1.1 billion. In 2001, debt payments exceeded net loan proceeds by $702 million. Additionally, common stock dividends paid in 2002 were $109 million less than in 2001.

FUTURE SOURCES AND USES OF CASH

     Our liquidity and capital requirements will be affected by:

     - capital expenditures;

     - debt service requirements;

     - various regulatory actions; and

     - working capital requirements.

     The 1935 Act regulates our financing ability, as more fully described in "--Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below.

     The following table sets forth our capital expenditures for 2003, and estimates of our capital requirements for 2004 through 2008 (in millions):

                                             2003   2004   2005   2006   2007   2008
                                             ----   ----   ----   ----   ----   ----
Electric Transmission & Distribution.......  $218   $282   $245   $258   $274   $257
Natural Gas Distribution...................   199    204    213    211    213    214
Pipelines and Gathering....................    66    104    136     88     96     50
Other Operations...........................    14     10      9      9      9     10
                                             ----   ----   ----   ----   ----   ----
  Subtotal.................................   497    600    603    566    592    531
Electric Generation(1).....................   139     80    106    124     88     34
Electric Generation -- nuclear fuel(1).....    12     14     23     25     14     28
                                             ----   ----   ----   ----   ----   ----
  Total....................................  $648   $694   $732   $715   $694   $593
                                             ====   ====   ====   ====   ====   ====

---------------

(1) We are currently exploring the sale of our 81% interest in Texas Genco.

     The following table sets forth estimates of our contractual obligations to make future payments for 2004 through 2008 and thereafter (in millions):

                                                                                          2009 AND
CONTRACTUAL OBLIGATIONS                TOTAL     2004     2005     2006    2007   2008   THEREAFTER
-----------------------               -------   ------   ------   ------   ----   ----   ----------
Long-term debt, including current
  portion...........................  $10,925   $  156   $1,731   $1,657   $ 67   $572     $6,742
Capital leases......................       20        6        7        4      2     --          1
Short-term borrowing, including
  credit facilities.................       63       63       --       --     --     --         --
Operating leases(1).................      186       42       27       24     20     17         56
Non-trading derivative
  liabilities.......................       14       11        2        1     --     --         --
Pension funding requirements........      450       --       75       14    220    141         --
Other commodity commitments(2)......    3,625    1,354      816      600    419    186        250
                                      -------   ------   ------   ------   ----   ----     ------
  Total contractual cash
    obligations.....................  $15,283   $1,632   $2,658   $2,300   $728   $916     $7,049
                                      =======   ======   ======   ======   ====   ====     ======

---------------

(1) For a discussion of operating leases, please read Note 12(b) to our consolidated financial statements.

(2) For a discussion of other commodity commitments, please read Note 12(a) to our consolidated financial statements.

     Texas Genco has identified retirement obligations for nuclear decommissioning at the South Texas Project and the lignite mine operations which supply its Limestone electric generation facility. Texas Genco has recorded liabilities as required by SFAS No. 143 of $188 million for the nuclear decommissioning and $6 million for the lignite mine as of December 31, 2003. CenterPoint Houston currently funds $2.9 million a year to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. For additional information on asset retirement obligations and the nuclear decommissioning trust, please read Notes 2(n) and 12(e) to our consolidated financial statements, respectively.

     In October 2001, CenterPoint Houston was required by the Texas Utility Commission to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 CenterPoint Houston began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $238 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in the 2004 True-Up Proceeding.

     Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. In connection with CERC's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary, which we consolidate, for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. On June 25, 2003, we elected to reduce the receivables facility to $100 million and in January 2004, the $100 million receivables facility was replaced with a $250 million receivables facility terminating in January 2005. For additional information regarding this transaction please read Note 2(i) to our consolidated financial statements.

     Long-term and Short-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

     In 2003 and February 2004, we and our subsidiaries completed several capital market transactions which converted a significant amount of our interest payment obligations from floating rates to fixed rates and refinanced current maturities of long-term debt. The proceeds of the debt transactions in 2003 were primarily used to refinance existing short-term debt with long-term debt, refinance maturing debt and pay related debt issuance costs. Our 2003 capital market transactions included the following:

                                                                        PRINCIPAL      INTEREST
    ISSUANCE DATE           BORROWER                SECURITY              AMOUNT         RATE     MATURITY DATE
---------------------  -------------------  ------------------------  --------------   --------   --------------
                                                                      (IN THOUSANDS)
     March 2003        CenterPoint Houston   General Mortgage Bonds      $762,275       5.700-    March 2013 and
                                                                                        6.950%         2033
March and April 2003       CERC Corp.             Senior Notes            762,000       7.875%      April 2013
     April 2003        CenterPoint Energy   Pollution Control Bonds       175,000       7.750-    December 2018
                                                                                        8.000%     and May 2029
      May 2003         CenterPoint Energy   Convertible Senior Notes      575,000       3.750%       May 2023
      May 2003         CenterPoint Houston   General Mortgage Bonds       200,000       5.600%      July 2023
      May 2003         CenterPoint Energy         Senior Notes            400,000       5.875-    June 2008 and
                                                                                        6.850%         2015
      July 2003        CenterPoint Energy   Pollution Control Bonds       150,850       4.000%      August and
                                                                                                   October 2015
   September 2003      CenterPoint Energy         Senior Notes            200,000       7.250%    September 2010
   September 2003      CenterPoint Houston   General Mortgage Bonds       300,000       5.750%     January 2014
    November 2003          CERC Corp.             Senior Notes            160,000       5.950%     January 2014
    December 2003      CenterPoint Energy   Convertible Senior Notes      255,000       2.875%     January 2024

     In 2003, we and our subsidiaries also entered into new credit facilities which increased liquidity, reduced financing costs and extended the termination dates of the facilities they replaced. As of December 31, 2003, we had the following credit facilities.

                                               SIZE OF          AMOUNT
                                             FACILITY AT    OUTSTANDING AT
                                             DECEMBER 31,    DECEMBER 31,                             TYPE OF
    DATE EXECUTED            COMPANY             2003            2003          TERMINATION DATE      FACILITY
---------------------   ------------------   ------------   --------------   ---------------------   ---------
                                                     (IN MILLIONS)
   March 25, 2003           CERC Corp.          $  200           $ 63           March 23, 2004       Revolver
   October 7, 2003      CenterPoint Energy       1,425            537           October 7, 2006      Revolver
   October 7, 2003      CenterPoint Energy         923            923         October 7, 2006(1)     Term Loan
  December 23, 2003      Texas Genco, LP            75             --          December 21, 2004     Revolver

---------------

(1) Mandatory quarterly payments through September 30, 2005 of $2.5 million per quarter.

     CERC Corp. is currently in discussions with banks seeking to arrange a replacement revolving credit facility and expects to have such a facility in place prior to the termination date of the existing facility. In the first quarter of 2004, CERC replaced its $100 million receivables facility with a $250 million committed one-year receivables facility. The bankruptcy remote subsidiary established in 2002 continues to buy CERC's receivables and sell them to an unrelated third party.

     Additionally, in February 2004, $56 million aggregate principal amount of collateralized 5.60% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of CenterPoint Houston. The pollution control bonds are collateralized by general mortgage bonds of CenterPoint Houston with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to redeem two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on our behalf. CenterPoint Houston's 6.7% first mortgage bonds which collateralized our payment obligations under the refunded pollution control bonds were retired in connection with the March 2004 redemption of the refunded pollution control bonds. CenterPoint Houston's 6.7% notes payable to us were extinguished upon the redemption of the refunded pollution control bonds.

     On December 31, 2003, we had temporary external investments of $66 million.

     At December 31, 2003, CenterPoint Energy had a shelf registration statement covering 15 million shares of common stock and CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

     Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during 2004, assuming we continue to own our interest in Texas Genco for the full year, include the following:

     - approximately $694 million of capital expenditures;

     - an estimated $238 million in refunds by CenterPoint Houston of excess mitigation credits;

     - dividend payments on CenterPoint Energy common stock;

     - $51 million of maturing long-term debt, including $41 million of transition bonds; and

     - maturity of any borrowings under CERC's $200 million revolving credit agreement.

     We expect that revolving credit borrowings and anticipated cash flows from operations will be sufficient to meet our cash needs for 2004. Our $2.3 billion credit facility provides that, until such time as the credit facility has been reduced to $750 million, all of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own or of material portions of

Texas Genco's assets shall be applied to repay borrowings under our credit facility and reduce the amount available under the credit facility. Our $2.3 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities. CenterPoint Houston's term loan requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's term loan, subject to certain exceptions, limits the application of proceeds from capital markets transactions by CenterPoint Houston over $200 million to repayment of debt existing in November 2002.

     CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us through either the payment of dividends or the settlement of intercompany payables. We can then move funds back to CenterPoint Houston, either through equity or intercompany debt, in order to maintain CenterPoint Houston's capital structure at the appropriate levels. Under the orders described under "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock," CenterPoint Houston's member's equity as a percentage of total capitalization must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 1, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                           MOODY'S                 S&P                  FITCH
                                     -------------------   -------------------   -------------------
COMPANY/INSTRUMENT                   RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                   ------   ----------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured
  Debt.............................  Ba2      Negative     BBB-      Negative    BBB-      Negative
CenterPoint Houston Senior Secured
  Debt (First Mortgage Bonds)......  Baa2     Negative     BBB       Negative    BBB+      Negative
CERC Corp. Senior Debt.............  Ba1      Negative     BBB       Negative    BBB       Negative

---------------

(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook.

(2) An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3) A "negative" outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

     On February 27, 2004, Moody's announced that it was downgrading our senior unsecured debt to Ba2 from Ba1. Moody's explained in its announcement that the action was to reflect the structural differences in rights and claims afforded to our senior secured bank lenders, who benefit from their priority claim on proceeds from the monetization of Texas Genco and from the up-streaming of proceeds resulting from securitization of the true-up components at CenterPoint Houston. Moody's announced that its action concluded a review for possible downgrade of us that it initiated in October 2003. Moody's retained a negative ratings outlook for us and for our subsidiaries CERC Corp. and CenterPoint Houston, but their ratings remain unchanged.

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

     A decline in credit ratings would increase borrowing costs under CERC's $200 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions. If we were unable to maintain an investment-grade rating from at least one rating agency, as a registered public utility holding company we would be required to obtain further approval from the SEC for any additional capital markets transactions as more fully described in "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below. Additionally, a decline in credit ratings could increase cash collateral requirements that could exist in connection with certain contracts relating to gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment.

     Our revolving credit facilities contain "material adverse change" clauses that could impact our ability to make new borrowings under these facilities. The "material adverse change" clauses in our revolving credit facilities generally relate to an event, development or circumstance that has or would reasonably be expected to have a material adverse effect on (a) the business, financial condition or operations of the borrower and its subsidiaries taken as a whole, or (b) the legality, validity or enforceability of the loan documents.

     In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. Each ZENS note is exchangeable at the holder's option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. (TW Common) attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS noteholders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common that we own or from other sources. We own shares of TW Common equal to 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because deferred tax liabilities related to the ZENS notes and TW Common shares become current tax obligations when ZENS notes are exchanged and TW Common shares are sold.

     CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of December 31, 2003, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of December 31, 2003, unsecured credit limits extended to CEGS by counterparties could aggregate $62 million; however, utilized credit capacity is significantly lower.

     Cross Defaults. Under our revolving credit facility and our term loan, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of February 29, 2004, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

     Pension Plan. As discussed in Note 10 to the consolidated financial statements, we maintain a non-contributory pension plan covering substantially all employees. Employer contributions are based on actuarial computations that establish the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) and the maximum deductible contribution for income tax purposes. No contributions were made to the plan during 2002. At December 31, 2002 and 2003, the projected benefit obligation exceeded the market value of plan assets by $496 million and $498 million, respectively. In September 2003, we elected to make a $22.7 million contribution to our pension plan. As a result, we will not be required to make any contributions to our pension plan prior to 2005. Changes in interest rates and the market values of the securities held by the plan during 2004 could materially, positively or negatively, change our under-funded status and affect the level of pension expense and required contributions in 2005 and beyond. Plan assets used to satisfy pension obligations have been adversely impacted by the decline in equity market values prior to 2003.

     Under the terms of our pension plan, we reserve the right to change, modify or terminate the plan. Our funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA.

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions," changes in pension obligations and assets may not be immediately recognized as pension costs in the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of benefit payments provided to plan participants.

     Pension costs were $39 million, $35 million and $90 million for 2001, 2002 and 2003, respectively. Included in the net pension cost in 2001 was $45 million of expense related to Reliant Resources' participants. For 2002, a pension benefit of $4 million was recorded related to Reliant Resources' participants. Pension benefit and expense for Reliant Resources' participants are reflected in the Statement of Consolidated Operations as discontinued operations. Additionally, we maintain a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with this non-qualified plan was $25 million, $9 million and $8 million in 2001, 2002 and 2003, respectively. Included in the cost in 2001 and 2002 is $17 million and $3 million, respectively, of expense related to Reliant Resources' participants, which is reflected in discontinued operations in the Statements of Consolidated Operations.

     The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

     As of December 31, 2003, the expected long-term rate of return on plan assets was 9.0%. We believe that our actual asset allocation on average will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

     As of December 31, 2003, the projected benefit obligation was calculated assuming a discount rate of 6.25%, which is a .5% decline from the 6.75% discount rate assumed in 2002. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligation specific to the characteristics of our plan.

     Pension expense for 2004, including the benefit restoration plan, is estimated to be $82 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. If the expected return assumption were lowered by .5% (from 9.0% to 8.5%), 2004 pension expense would increase by approximately $6 million. Similarly, if the discount rate were lowered by .5% (from 6.25% to 5.75%), this assumption change would increase our projected benefit obligation, pension liabilities and 2004 pension expense by approximately $121 million, $111 million and $10 million, respectively. In addition, the assumption change would result in an additional charge to comprehensive income during 2004 of $72 million, net of tax.

     Primarily due to the decline in the market value of the pension plan's assets and increased benefit obligations associated with a reduction in the discount rate, the value of the plan's assets is less than our accumulated benefit obligation. As a result, we recorded a non-cash minimum liability adjustment, which resulted in a charge to other comprehensive income during the fourth quarter of 2002 of $414 million, net of tax. In December 2003, we recorded a minimum liability adjustment in the Consolidated Balance Sheet ($72 million decrease in pension liability) to reflect a liability equal to the unfunded accumulated benefit obligation, with an offsetting credit of $47 million to equity, net of a $25 million deferred tax effect.

     Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     - cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment, particularly given gas price levels and volatility;

     - acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of suppliers;

     - increased costs related to the acquisition of gas for storage;

     - increases in interest expense in connection with debt refinancings;

     - various regulatory actions; and

     - the ability of Reliant Resources and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and Texas Genco and in respect of Reliant Resources' indemnity obligations to us and our subsidiaries.

     Money Pool. We have two "money pools" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. Prior to October 2003, we had only one money pool. Following Texas Genco's certification by FERC as an "exempt wholesale generator" under the 1935 Act in October 2003, it could no longer participate with our regulated subsidiaries in the same money pool. In October 2003, we established a second money pool in which Texas Genco and certain of our other unregulated subsidiaries can participate.

     The net funding requirements of the money pool in which our regulated subsidiaries participate are expected to be met with loans and revolving credit facilities. Except in an emergency situation (in which case we could provide funding pursuant to applicable SEC rules), we would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations via the money pool established in October 2003. The terms of both money pools are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities and those of our subsidiaries on June 30, 2003 (June 2003 Financing Order).

     Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock. Factors affecting our ability to issue securities, pay dividends on our common stock or take other actions that affect our capitalization include:

     - covenants and other provisions in our credit or loan facilities and the credit facilities and receivables facility of our subsidiaries and other borrowing agreements; and

     - limitations imposed on us as a registered public utility holding company under the 1935 Act.

     The collateralized term loan of CenterPoint Houston limits its debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. CERC Corp.'s bank facility also contains a provision that could, under certain circumstances, limit the amount of dividends that could be paid by CERC Corp. Our $2.3 billion revolving credit and term loan facility limits dividend payments as described above, contains a debt to EBITDA covenant, an EBITDA to interest covenant and restrictions on the use of proceeds from certain debt issuances and certain asset sales. These facilities include certain restrictive covenants. We and our subsidiaries are in compliance with such covenants.

     We are a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries other than Texas

Genco. The 1935 Act, among other things, limits our ability and the ability of our regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     The June 2003 Financing Order is effective until June 30, 2005. Additionally, we have received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permit us to refinance our existing obligations and those of our regulated subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue after giving effect to our capital markets transactions in 2003 and the first two months of 2004. The orders also permit utilization of undrawn credit facilities at CenterPoint Energy and CERC. As of March 1, 2004:

     - CenterPoint Energy is authorized to issue an additional aggregate $250 million of preferred stock, preferred securities and equity-linked securities, $160 million of debt and 199 million shares of common stock;

     - CenterPoint Houston is authorized to issue an additional aggregate $161 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

     - CERC is authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

     The SEC has reserved jurisdiction over, and must take further action to permit, the issuance of $478 million of additional debt at CenterPoint Energy, $480 million of additional debt at CERC and $250 million of additional debt at CenterPoint Houston.

     The orders require that if we or any of our regulated subsidiaries issue securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of the issuer and of CenterPoint Energy must be rated investment grade by at least one NRSRO. The orders also contain certain requirements for interest rates, maturities, issuance expenses and use of proceeds.

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of December 31, 2003, we had a retained deficit on our Consolidated Balance Sheet. We expect to pay dividends out of current earnings. If as a result of the 2004 True-Up Proceeding or any other event we are required to take a charge against our net income, our current earnings could be reduced below the level which would enable us to pay the quarterly dividend on our common stock under our current SEC financing order. We expect to file an application with the SEC under the 1935 Act requesting an order authorizing us, in the event that we are required to take such a charge against our net income, to pay quarterly dividends out of capital or unearned surplus. The June 2003 Financing Order requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of thirty percent (30%).

     Security Interests in Receivables of Reliant Resources. Pursuant to a Master Power Purchase and Sale Agreement (as amended) with a subsidiary of Reliant Resources related to power sales in the ERCOT market, Texas Genco has been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.1 billion of recoverable electric generation plant mitigation assets (stranded costs) and $1.4 billion of ECOM true-up as of December 31, 2003. The stranded costs include $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $399 million related to the Texas Genco distribution. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of these regulatory assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

     We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and annually for goodwill as required by SFAS No. 142. Unforeseen events and changes in circumstances and market condition and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

     Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

     We have engaged a financial advisor to assist in exploring alternatives for monetizing our 81% interest in Texas Genco, including possible sale of our ownership interest in Texas Genco. As a result of our intention to monetize our interest in Texas Genco, we performed an impairment analysis of Texas Genco's assets as of December 31, 2003 in accordance with the provisions of SFAS No.
144. As of December 31, 2003 no impairment had been indicated. The fair value of our Texas Genco assets could be materially affected by a change in the estimated future cash flows for these assets. We estimate future cash flows for Texas Genco using a probability-weighted approach based on the fair value of its common stock, operating projections and estimates of how long we will retain these assets. Changes in any of these assumptions, including the timing of a possible sale, could result in an impairment charge.

UNBILLED ENERGY REVENUES

     Revenues related to the sale and/or delivery of electricity or natural gas (energy) are generally recorded when energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

                         NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2(n) to the consolidated financial statements for a discussion of new accounting pronouncements that affect us.

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

     Management has established comprehensive risk management policies to monitor and manage these market risks. We manage these risk exposures through the implementation of our risk management policies and framework. We manage our exposures through the use of derivative financial instruments and derivative commodity instrument contracts. During the normal course of business, we review our hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation.

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

INTEREST RATE RISK

     We have outstanding long-term debt, bank loans, mandatory redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (trust preferred securities), securities held in our nuclear decommissioning trusts, some lease obligations and our obligations under our 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that subject us to the risk of loss associated with movements in market interest rates. In 2003, we had interest rate swaps in place in order to hedge portions of our floating-rate debt.

     Our floating-rate obligations aggregated $5.5 billion and $2.8 billion at December 31, 2002 and 2003, respectively. If the floating interest rates were to increase by 10% from December 31, 2003 rates, our combined interest expense would increase by a total of $2.0 million each month in which such increase continued.

     At December 31, 2002 and 2003, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $5.4 billion and $8.1 billion, respectively, in principal amount and having a fair value of $5.4 billion and $8.6 billion, respectively. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 9 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $461 million if interest rates were to decline by 10% from their levels at December 31, 2003. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     CenterPoint Houston contributed $14.8 million in 2001 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. In both 2002 and 2003, CenterPoint Houston contributed $2.9 million to these trusts. The securities held by the trusts for decommissioning costs had an estimated fair value of $189 million as of December 31, 2003, of which approximately 37% were fixed-rate debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 2003, the decrease in fair value of the fixed-rate debt securities would be approximately $1 million. In addition, the risk of an economic loss is mitigated. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because we believe that CenterPoint Houston's future contributions, which are currently recovered through the ratemaking process, will be adjusted for these gains and losses. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to our consolidated financial statements.

     As discussed in Note 7 to our consolidated financial statements, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $105 million at December 31, 2003 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $16 million if interest rates were to decline by 10% from levels at December 31, 2003. Changes in the fair value of the derivative component, $321 million at December 31, 2003, are recorded in our Statements of Consolidated Operations and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2003 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as an unrealized loss in our Statements of Consolidated Operations.

     As of December 31, 2003, we had an interest rate swap having a notional amount of $250 million to fix the interest rate applicable to floating rate debt. At December 31, 2003, the swap could be terminated at a cost of $1 million. The swap, which expired in January 2004, did not qualify as a cash flow hedge under SFAS No. 133, and was marked to market in our Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Operations. A decrease of 10% in the December 31, 2003 level of interest rates would have no impact.

     For information regarding the accounting for interest rate swaps, please read Note 5 to our consolidated financial statements.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which are held by us to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to our consolidated financial statements for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the December 31, 2003 market value of TW Common would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Operations.

     As discussed above under "-- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of December 31, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 2003, the resulting loss in fair value of these securities would be approximately $12 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

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

     We use derivative instruments as economic hedges to offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our Non-Trading Energy Derivatives using a sensitivity analysis. The sensitivity analysis performed on our Non-Trading Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their December 31, 2002 levels would have decreased the fair value of our Non-Trading Energy Derivatives by $12 million. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our Non-Trading Energy Derivatives by $50 million.

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

     We have established a Risk Oversight Committee, comprised of corporate and business segment officers, that oversees commodity price and credit risk activities, including trading, marketing, risk management services and hedging activities. The committee's duties are to establish commodity risk policies, allocate risk capital, approve trading of new products and commodities, monitor risk positions and ensure compliance with the risk management policies and procedures and trading limits established by our board of directors.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2001           2002          2003
                                                              ------------   ------------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................  $10,558,991    $ 7,898,072    $9,760,124
                                                              -----------    -----------    ----------
EXPENSES:
  Fuel and cost of gas sold.................................    5,085,167      3,864,733     5,367,398
  Purchased power...........................................    1,222,565         93,841        72,509
  Operation and maintenance.................................    1,753,718      1,605,457     1,716,279
  Depreciation and amortization.............................      663,309        614,348       624,581
  Taxes other than income taxes.............................      510,578        386,741       375,193
                                                              -----------    -----------    ----------
    Total...................................................    9,235,337      6,565,120     8,155,960
                                                              -----------    -----------    ----------
OPERATING INCOME............................................    1,323,654      1,332,952     1,604,164
                                                              -----------    -----------    ----------
OTHER INCOME (EXPENSE):
  Gain (loss) on Time Warner investment.....................      (70,215)      (499,704)      105,820
  Gain (loss) on indexed debt securities....................       58,033        480,027       (96,473)
  Interest expense and distribution on trust preferred
    securities..............................................     (606,896)      (764,256)     (933,820)
  Other, net................................................       52,144         18,359       (14,926)
                                                              -----------    -----------    ----------
    Total...................................................     (566,934)      (765,574)     (939,399)
                                                              -----------    -----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTEREST, CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  AND PREFERRED DIVIDENDS...................................      756,720        567,378       664,765
Income Tax Expense..........................................     (257,378)      (198,540)     (216,301)
Minority Interest...........................................           36            (11)      (28,753)
                                                              -----------    -----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS..............      499,378        368,827       419,711
DISCONTINUED OPERATIONS:
  Income from Reliant Resources, net of tax.................      475,078         82,157            --
  Income (Loss) from Other Operations, net of tax...........      (52,453)           246        (2,674)
  Loss on Disposal of Reliant Resources.....................           --     (4,371,464)           --
  Loss on Disposal of Other Operations, net of tax..........           --             --       (13,442)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX..........       58,556             --        80,072
                                                              -----------    -----------    ----------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS....................      980,559     (3,920,234)      483,667
PREFERRED DIVIDENDS.........................................          858             --            --
                                                              -----------    -----------    ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS.......  $   979,701    $(3,920,234)   $  483,667
                                                              ===========    ===========    ==========
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations Before Cumulative Effect
    of Accounting Change....................................  $      1.72    $      1.24    $     1.38
  Discontinued Operations:
    Income from Reliant Resources, net of tax...............         1.64           0.27            --
    Income (loss) from Other Operations, net of tax.........        (0.18)            --         (0.01)
    Loss on disposal of Reliant Resources...................           --         (14.67)           --
    Loss on disposal of Other Operations, net of tax........           --             --         (0.04)
  Cumulative Effect of Accounting Change, net of tax........         0.20             --          0.26
                                                              -----------    -----------    ----------
  Net Income (Loss) Attributable to Common Shareholders.....  $      3.38    $    (13.16)   $     1.59
                                                              ===========    ===========    ==========
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations Before Cumulative Effect
    of Accounting Change....................................  $      1.71    $      1.23    $     1.37
  Discontinued Operations:
    Income from Reliant Resources, net of tax...............         1.62           0.27            --
    Income (loss) from Other Operations, net of tax.........        (0.18)            --         (0.01)
    Loss on disposal of Reliant Resources...................           --         (14.58)           --
    Loss on disposal of Other Operations, net of tax........           --             --         (0.04)
  Cumulative Effect of Accounting Change, net of tax........         0.20             --          0.26
                                                              -----------    -----------    ----------
  Net Income (Loss) Attributable to Common Shareholders.....  $      3.35    $    (13.08)   $     1.58
                                                              ===========    ===========    ==========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2001         2002         2003
                                                            ---------   -----------   --------
                                                                (IN THOUSANDS OF DOLLARS)
Net income (loss) attributable to common shareholders.....  $ 979,701   $(3,920,234)  $483,667
                                                            ---------   -----------   --------
Other comprehensive income (loss), net of tax:
  Minimum pension liability adjustment (net of tax of
     $6,873, $223,060 and $25,467)........................     12,764      (414,254)    47,296
  Cumulative effect of adoption of SFAS No. 133 (net of
     tax of $20,511)......................................     38,092            --         --
  Net deferred gain (loss) from cash flow hedges (net of
     tax of $23,794, $25,192 and $15,405).................    (15,549)      (69,615)    21,973
  Reclassification of deferred loss (gain) from cash flow
     hedges realized in net income (net of tax of $18,978,
     $13,539 and $3,588)..................................    (59,055)       39,705      9,015
  Other comprehensive income (loss) from discontinued
     operations (net of tax of $84,576, $86,787 and
     $366)................................................   (157,069)      161,176        680
                                                            ---------   -----------   --------
Other comprehensive income (loss).........................   (180,817)     (282,988)    78,964
                                                            ---------   -----------   --------
Comprehensive income (loss)...............................  $ 798,884   $(4,203,222)  $562,631
                                                            =========   ===========   ========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2003
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   304,281    $   131,480
  Investment in Time Warner common stock....................      283,486        389,302
  Accounts receivable, net..................................      558,328        636,646
  Accrued unbilled revenues.................................      354,497        395,351
  Inventory.................................................      351,816        412,926
  Non-trading derivative assets.............................       27,275         45,897
  Taxes receivable..........................................       72,027        159,646
  Current assets of discontinued operations.................       12,505             --
  Prepaid expense and other current assets..................       71,138        101,457
                                                              -----------    -----------
    Total current assets....................................    2,035,353      2,272,705
                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   12,115,222     11,811,536
                                                              -----------    -----------
OTHER ASSETS:
  Goodwill, net.............................................    1,740,510      1,740,510
  Other intangibles, net....................................       65,880         79,936
  Regulatory assets.........................................    4,000,646      4,930,793
  Non-trading derivative assets.............................        3,866         11,273
  Non-current assets of discontinued operations.............       50,272             --
  Other.....................................................      444,860        529,911
                                                              -----------    -----------
    Total other assets......................................    6,306,034      7,292,423
                                                              -----------    -----------
      TOTAL ASSETS..........................................  $20,456,609    $21,376,664
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................  $   347,000    $    63,000
  Current portion of long-term debt.........................      810,325        162,423
  Indexed debt securities derivative........................      224,881        321,352
  Accounts payable..........................................      621,528        694,558
  Taxes accrued.............................................      192,570        193,273
  Interest accrued..........................................      197,274        164,669
  Non-trading derivative liabilities........................       26,387          8,036
  Regulatory liabilities....................................      168,173        186,239
  Accumulated deferred income taxes, net....................      285,214        345,870
  Deferred revenues.........................................       48,940         88,740
  Current liabilities of discontinued operations............        2,856             --
  Other.....................................................      286,005        290,176
                                                              -----------    -----------
    Total current liabilities...............................    3,211,153      2,518,336
                                                              -----------    -----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................    2,445,133      3,010,577
  Unamortized investment tax credits........................      230,037        211,731
  Non-trading derivative liabilities........................          873          3,330
  Benefit obligations.......................................      832,152        836,459
  Regulatory liabilities....................................      959,421      1,358,030
  Non-current liabilities of discontinued operations........        6,912             --
  Other.....................................................    1,448,226        715,670
                                                              -----------    -----------
    Total other liabilities.................................    5,922,754      6,135,797
                                                              -----------    -----------
LONG-TERM DEBT..............................................    9,194,320     10,783,064
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............          292        178,910
                                                              -----------    -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF THE COMPANY....................      706,140             --
                                                              -----------    -----------
SHAREHOLDERS' EQUITY........................................    1,421,950      1,760,557
                                                              -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $20,456,609    $21,376,664
                                                              ===========    ===========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2002          2003
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common shareholders.....  $   979,701   $(3,920,234)  $   483,667
  Discontinued operations...................................     (422,625)    4,289,061        16,116
                                                              -----------   -----------   -----------
  Income from continuing operations and cumulative effect of
    accounting change, less preferred dividends.............      557,076       368,827       499,783
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization...........................      663,309       614,348       624,581
    Fuel-related amortization...............................       29,410        25,113        23,385
    Deferred income taxes...................................      (88,291)      319,615       517,442
    Amortization of deferred financing costs................       16,051       117,218       151,957
    Investment tax credit...................................      (18,330)      (17,370)      (18,306)
    Cumulative effect of accounting change, net.............      (58,556)           --       (80,072)
    Unrealized loss (gain) on Time Warner investment........       70,215       499,704      (105,820)
    Unrealized gain (loss) on indexed debt securities.......      (58,033)     (480,027)       96,473
    Minority interest.......................................          (36)           11        28,753
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net........    1,124,343      (252,941)     (118,551)
      Inventory.............................................      (15,550)       53,822       (61,110)
      Taxes receivable......................................           --       (72,027)      (87,619)
      Accounts payable......................................   (1,121,037)      103,896        69,483
      Fuel cost over (under) recovery/surcharge.............      422,672       250,191        17,831
      Interest and taxes accrued............................      269,942        (7,108)       32,926
      Net regulatory assets and liabilities.................      (53,785)   (1,062,130)     (773,537)
      Non-trading derivatives, net..........................       14,781      (144,478)        2,913
      Other current assets..................................      (16,574)      (39,145)      (30,319)
      Other current liabilities.............................      (99,673)      (34,007)       15,707
      Other assets..........................................       79,898       (59,498)      (10,971)
      Other liabilities.....................................      (49,768)      102,031        71,721
    Other, net..............................................       63,424        36,423        29,205
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........    1,731,488       322,468       895,855
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (1,210,736)     (846,243)     (647,750)
  Proceeds from sale of Time Warner investment..............           --        43,419            --
  Other, net................................................       15,050        37,269       (19,131)
                                                              -----------   -----------   -----------
        Net cash used in investing activities...............   (1,195,686)     (765,555)     (666,881)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    1,296,779     1,320,723     7,964,529
  Increase (decrease) in short-term borrowings, net.........   (1,356,162)      668,386      (284,000)
  Payments of long-term debt................................     (632,116)     (696,218)   (7,768,068)
  Debt issuance costs.......................................      (10,608)     (196,830)     (240,797)
  Payment of common stock dividends.........................     (433,918)     (324,682)     (122,206)
  Payment of common stock dividends by subsidiary...........           --            --       (15,234)
  Proceeds from issuance of common stock, net...............      100,430        12,994         9,349
  Redemption of preferred stock.............................      (10,227)           --            --
  Increase in restricted cash related to securitization
    financing...............................................       (6,775)           --            --
  Redemption of indexed debt securities.....................           --       (45,085)           --
  Other, net................................................        7,678       (16,525)       17,079
                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................   (1,044,919)      722,763      (439,348)
                                                              -----------   -----------   -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS................      443,858         6,997        37,573
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (65,259)      286,673      (172,801)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       82,867        17,608       304,281
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    17,608   $   304,281   $   131,480
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest................................................  $   585,174   $   632,987   $   763,302
    Income taxes (refunds)..................................      126,231       (27,977)     (197,915)

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                           2001                   2002                    2003
                                                   --------------------   ---------------------   ---------------------
                                                   SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT
                                                   -------   ----------   -------   -----------   -------   -----------
                                                                   (IN THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE OUTSTANDING...............       --   $       --        --   $        --        --   $        --
CUMULATIVE PREFERRED STOCK, $0.01 PAR VALUE;
  AUTHORIZED 20,000,000 SHARES
  Balance, beginning of year.....................       97        9,740        --            --        --            --
  Redemption of preferred stock..................      (97)      (9,740)       --            --        --            --
                                                   -------   ----------   -------   -----------   -------   -----------
  Balance, end of year...........................       --           --        --            --        --            --
                                                   -------   ----------   -------   -----------   -------   -----------
COMMON STOCK, $0.01 PAR VALUE; AUTHORIZED
  1,000,000,000 SHARES
  Balance, beginning of year.....................  299,914        2,999   302,944         3,029   305,017         3,050
  Issuances related to benefit and investment
    plans........................................    3,030           30     2,073            21     1,280            13
                                                   -------   ----------   -------   -----------   -------   -----------
  Balance, end of year...........................  302,944        3,029   305,017         3,050   306,297         3,063
                                                   -------   ----------   -------   -----------   -------   -----------
ADDITIONAL PAID-IN-CAPITAL
  Balance, beginning of year.....................       --    3,254,191        --     3,894,272        --     3,046,043
  Issuances related to benefit and investment
    plans........................................       --      130,630        --        11,866        --       (31,364)
  Gain (loss) on issuance of subsidiaries'
    stock........................................       --      509,499        --       (12,835)       --            --
  Distribution of Reliant Resources..............       --           --        --      (847,200)       --            --
  Distribution of Texas Genco....................       --           --        --            --        --      (146,263)
  Other..........................................       --          (48)       --           (60)       --            --
                                                   -------   ----------   -------   -----------   -------   -----------
  Balance, end of year...........................       --    3,894,272        --     3,046,043        --     2,868,416
                                                   -------   ----------   -------   -----------   -------   -----------
TREASURY STOCK
  Balance, beginning of year.....................   (4,811)    (120,856)       --            --        --            --
  Contribution to pension plan...................    4,512      113,336        --            --        --            --
  Other..........................................      299        7,520        --            --        --            --
                                                   -------   ----------   -------   -----------   -------   -----------
  Balance, end of year...........................       --           --        --            --        --            --
                                                   -------   ----------   -------   -----------   -------   -----------
UNEARNED ESOP STOCK
  Balance, beginning of year.....................   (8,639)    (161,158)   (7,070)     (131,888)   (4,916)      (78,049)
  Issuances related to benefit plan..............    1,569       29,270     2,154        53,839     4,004        75,207
                                                   -------   ----------   -------   -----------   -------   -----------
  Balance, end of year...........................   (7,070)    (131,888)   (4,916)      (78,049)     (912)       (2,842)
                                                   -------   ----------   -------   -----------   -------   -----------
RETAINED EARNINGS (DEFICIT)
  Balance, beginning of year.....................             2,520,350               3,176,533              (1,062,083)
  Net income (loss)..............................               979,701              (3,920,234)                483,667
  Common stock dividends -- $1.125 per share in
    2001, $1.07 per share in 2002 and $0.40 per
    share in 2003................................              (323,518)               (318,382)               (121,617)
                                                             ----------             -----------             -----------
  Balance, end of year...........................             3,176,533              (1,062,083)               (700,033)
                                                             ----------             -----------             -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year.....................               (23,206)               (204,023)               (487,011)
                                                             ----------             -----------             -----------
  Other comprehensive income (loss), net of tax:
  Minimum pension liability adjustment...........                12,764                (414,254)                 47,296
  Cumulative effect of adoption of SFAS No.
    133..........................................                38,092                      --                      --
  Net deferred gain (loss) from cash flow
    hedges.......................................               (15,549)                (69,615)                 21,973
  Reclassification of deferred loss (gain) from
    cash flow hedges realized in net income......               (59,055)                 39,705                   9,015
  Other comprehensive income (loss) from
    discontinued operations......................              (157,069)                161,176                     680
                                                             ----------             -----------             -----------
  Other comprehensive income (loss)..............              (180,817)               (282,988)                 78,964
                                                             ----------             -----------             -----------
  Balance, end of year...........................              (204,023)               (487,011)               (408,047)
                                                             ----------             -----------             -----------
    Total Shareholders' Equity...................            $6,737,923             $ 1,421,950             $ 1,760,557
                                                             ==========             ===========             ===========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

  BACKGROUND

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

     On September 30, 2002, following Reliant Resources' initial public offering of approximately 20% of its common stock in May 2001, CenterPoint Energy distributed all of the shares of Reliant Resources common stock owned by CenterPoint Energy to its common shareholders on a pro-rata basis (the Reliant Resources Distribution).

     CenterPoint Energy is the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, natural gas pipelines and electric generating plants. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company and those of its subsidiaries other than Texas Genco Holdings, Inc. (Texas Genco). The 1935 Act, among other things, limits the ability of the Company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     As of December 31, 2003, the Company's indirect wholly owned subsidiaries included:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

     - CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns gas distribution systems. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines and gas gathering systems and provides various ancillary services.

     CenterPoint Energy also has an approximately 81% ownership interest in Texas Genco, which owns and operates a portfolio of generating assets located in Texas. CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to its shareholders on January 6, 2003 (Texas Genco Distribution). As a result of the Texas Genco Distribution, CenterPoint Energy recorded an impairment charge of $399 million, which is reflected as a regulatory asset representing stranded costs in the Consolidated Balance Sheets as of December 31, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $399 million regulatory asset reflecting CenterPoint Energy's expectation of stranded cost recovery of such impairment. Additionally, in connection with the Texas Genco Distribution, CenterPoint Energy recorded minority interest ownership in Texas Genco of $146 million in its Consolidated Balance Sheets in the first quarter of 2003.

  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared to reflect the effect of the Reliant Resources Distribution on the CenterPoint Energy financial statements. The consolidated financial statements present the Reliant Resources businesses (Wholesale Energy, European Energy, Retail Energy and related corporate

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES costs) as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the consolidated financial statements for 2001 and 2002 reflect these operations as discontinued operations.

     In 2003, the Company sold all of its remaining Latin America operations. The consolidated financial statements present these remaining Latin America operations as discontinued operations in accordance with SFAS No. 144.

     In November 2003, the Company sold a component of its Other Operations business segment that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

     The Company's reportable business segments include the following: Electric Transmission & Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering and Other Operations. Effective with the deregulation of the Texas electric industry beginning January 1, 2002, the basis of business segment reporting changed for the Company's electric operations. The Texas generation operations of CenterPoint Energy's former integrated electric utility (Texas Genco) became a separate reportable business segment, Electric Generation, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function (CenterPoint Houston) is reported separately in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers and non-rate regulated retail gas marketing operations to commercial and industrial customers. Pipelines and Gathering includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) RECLASSIFICATIONS AND USE OF ESTIMATES

     In addition to the items discussed in Note 3, some amounts from the previous years have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect net income.

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

  (c) REVENUES

     The Company records revenue for electricity and natural gas sales and services to retail customers under the accrual method and these revenues are generally recognized upon delivery. Natural gas sales and services

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. The Pipelines and Gathering business segment records revenues as transportation services are provided. Energy sales and services not billed by month-end are accrued based upon estimated energy and services delivered. The Electric Generation business segment has two primary components of revenue: (1) capacity payments, which entitles the owner to power, and (2) energy payments, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected one month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. Upon delivery, both capacity and energy payment revenues are recognized.

  (d) LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                                                          DECEMBER 31,
                                                     ESTIMATED USEFUL   -----------------
                                                      LIVES (YEARS)      2002      2003
                                                     ----------------   -------   -------
                                                                          (IN MILLIONS)
Electric transmission & distribution...............        5-75         $ 5,960   $ 6,085
Electric generation................................        5-60           9,610     9,436
Natural gas distribution...........................        5-50           2,151     2,316
Pipelines and gathering............................        5-75           1,686     1,722
Other property.....................................        3-40             446       446
                                                                        -------   -------
  Total............................................                      19,853    20,005
Accumulated depreciation and amortization..........                      (7,738)   (8,194)
                                                                        -------   -------
     Property, plant and equipment, net............                     $12,115   $11,811
                                                                        =======   =======

     For further information regarding removal costs previously recorded as a component of accumulated depreciation, see Note 2(n).

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows (in millions, except per share amounts):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Reported income from continuing operations before cumulative
  effect of accounting change...............................      $ 499
Add: Goodwill amortization, net of tax......................         49
                                                                  -----
Adjusted income from continuing operations before cumulative
  effect of accounting change...............................      $ 548
                                                                  =====
Basic Earnings Per Share:
Reported income from continuing operations before cumulative
  effect of accounting change...............................      $1.72
Add: Goodwill amortization, net of tax......................       0.17
                                                                  -----
Adjusted income from continuing operations before cumulative
  effect of accounting change...............................      $1.89
                                                                  =====
Diluted Earnings Per Share:
Reported income from continuing operations before cumulative
  effect of accounting change...............................      $1.71
Add: Goodwill amortization, net of tax......................       0.17
                                                                  -----
Adjusted income from continuing operations before cumulative
  effect of accounting change...............................      $1.88
                                                                  =====

     The components of the Company's other intangible assets consist of the following:

                                                DECEMBER 31, 2002         DECEMBER 31, 2003
                                             -----------------------   -----------------------
                                             CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                              AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                             --------   ------------   --------   ------------
                                                               (IN MILLIONS)
Land Use Rights............................    $61          $(12)        $61          $(14)
Other......................................     19            (2)         38            (5)
                                               ---          ----         ---          ----
  Total....................................    $80          $(14)        $99          $(19)
                                               ===          ====         ===          ====

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of December 31, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land rights and 4 to 25 years for other intangibles.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Amortization expense for other intangibles for 2001, 2002 and 2003 was $1 million, $2 million and $4 million, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in millions):

2004........................................................   $ 5
2005........................................................     3
2006........................................................     2
2007........................................................     2
2008........................................................     2
                                                               ---
  Total.....................................................   $14
                                                               ===

     Goodwill by reportable business segment is as follows (in millions):

                                                               DECEMBER 31,
                                                               2002 AND 2003
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
                                                                  ======

     The Company completed its review during the second quarter of 2003 pursuant to SFAS No. 142 for its reporting units in the Natural Gas Distribution, Pipelines and Gathering and Other Operations business segments. No impairment was indicated as a result of this assessment.

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

     The Company has engaged a financial advisor to assist in exploring alternatives for monetizing its 81% interest in Texas Genco, including possible sale of its ownership interest in Texas Genco. As a result of the Company's intention to monetize its interest in Texas Genco, the Company performed an impairment analysis of Texas Genco's assets as of December 31, 2003 in accordance with the provisions of SFAS No. 144. As of December 31, 2003 no impairment had been indicated. The fair value of Texas Genco's assets could be materially affected by a change in the estimated future cash flows for these assets. Future cash flows for Texas Genco are estimated using a probability-weighted approach based on the fair value of its common stock, operating projections and estimates of how long these assets will be retained. Changes in any of these assumptions could result in an impairment charge.

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2002 and 2003:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Recoverable Electric Generation-Related Regulatory Assets,
  net:
     Recoverable electric generation plant mitigation.......  $2,051   $2,116
     Excess mitigation liability............................    (969)    (778)
                                                              ------   ------
          Net electric generation plant mitigation asset....   1,082    1,338
     Excess cost over market (ECOM/capacity auction)
      true-up...............................................     697    1,357
     Texas Genco distribution/impairment....................      --      399
     Regulatory tax asset...................................     175      119
     Final fuel under/(over) recovery balance...............      64      (98)
     Other 2004 True-Up Proceeding items....................      53      119
                                                              ------   ------
       Total Recoverable Electric Generation-Related
        Regulatory Assets...................................   2,071    3,234
Securitized regulatory asset................................     706      682
Unamortized loss on reacquired debt.........................      58       80
Estimated removal costs.....................................      --     (647)
Other long-term regulatory assets/liabilities...............      38       38
                                                              ------   ------
  Total.....................................................  $2,873   $3,387
                                                              ======   ======

     If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write off or write down these regulatory assets and liabilities. In addition, the Company would be required to determine any impairment of the carrying costs of plant and inventory assets. Because estimates of the fair value of Texas Genco are required, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. See
Note 4 for additional discussion of regulatory assets.

  (f)  DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Other amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(e) and 4(a) for additional discussion of these items.

     The following table presents depreciation, goodwill amortization and other amortization expense for 2001, 2002 and 2003.

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                             2001       2002        2003
                                                             ----   -------------   ----
                                                                    (IN MILLIONS)
Depreciation expense.......................................  $282       $537        $557
Goodwill amortization expense..............................    49         --          --
Other amortization expense.................................   332         77          68
                                                             ----       ----        ----
  Total depreciation and amortization expense..............  $663       $614        $625
                                                             ====       ====        ====

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (g)  CAPITALIZATION OF INTEREST AND ALLOWANCE FOR FUNDS USED DURING
       CONSTRUCTION

     Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates for subsidiaries that apply SFAS No. 71. Interest and AFUDC for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 2001, 2002 and 2003, the Company capitalized interest and AFUDC of $9 million, $12 million and $13 million, respectively.

  (h)  INCOME TAXES

     The Company files a consolidated federal income tax return and follows a policy of comprehensive interperiod income tax allocation. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. For additional information regarding income taxes, see
Note 11.

  (i)  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable are net of an allowance for doubtful accounts of $24 million and $31 million at December 31, 2002 and 2003, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Operations for 2001, 2002 and 2003 was $59 million, $26 million and $24 million, respectively.

     In connection with CERC's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third party. This transaction was accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. Effective June 25, 2003, CERC elected to reduce the purchase limit under the receivables facility from $150 million to $100 million. As of December 31, 2002 and 2003, CERC had utilized $107 million and $100 million of its receivables facility, respectively.

     The bankruptcy remote subsidiary purchases receivables with cash and subordinated notes. In July 2003, the subordinated notes owned by CERC were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by CERC.

     In the first quarter of 2004, CERC replaced the receivables facility with a $250 million committed one-year receivables facility. The bankruptcy remote subsidiary continues to buy CERC's receivables and sell them to an unrelated third party.

  (j)  INVENTORY

     Inventory consists principally of materials and supplies, coal and lignite and natural gas. Inventories used in the production of electricity and in the retail natural gas distribution operations are primarily valued at the

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES lower of average cost or market except for coal and lignite, which are valued under the last-in, first-out method.

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Materials and supplies......................................  $185    $175
Coal and lignite............................................    43      50
Natural gas.................................................   119     182
Other.......................................................     5       6
                                                              ----    ----
  Total inventory...........................................  $352    $413
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

     As of December 31, 2002 and 2003, the Company held debt and equity securities in its nuclear decommissioning trust, which is reported at its fair value of $163 million and $189 million, respectively, in the Company's Consolidated Balance Sheets in other long-term assets. Any unrealized losses or gains are accounted for as a long-term asset/liability as the Company will not benefit from any gains, and losses will be recovered through the rate-making process.

     As of December 31, 2002 and 2003, the Company held an investment in Time Warner Inc. common stock, which was classified as a "trading" security. For information regarding this investment, see Note 7.

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

  (m)  STATEMENTS OF CONSOLIDATED CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001, the Company was required to establish restricted cash accounts to collateralize the bonds that were issued in this financing transaction. These restricted cash accounts are not available for withdrawal until the maturity of the bonds. Cash and Cash Equivalents does not include restricted cash. For additional information regarding the securitization financing, see Note 4(a).

  (n)  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations which supply the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $140 million and $40 million for reclamation of the lignite mine at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $140 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99 million offset by accumulated depreciation of $36 million as well as a retirement obligation of $187 million. The $16 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. The Company also reversed the $40 million it had previously recorded for the lignite mine reclamation and recorded a plant asset of $1 million as well as a retirement obligation of $4 million. The $37 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the year ended December 31, 2003:

                                             BALANCE,                                                          BALANCE,
                                            JANUARY 1,   LIABILITIES   LIABILITIES               CASH FLOW   DECEMBER 31,
                                               2003       INCURRED       SETTLED     ACCRETION   REVISIONS       2003
                                            ----------   -----------   -----------   ---------   ---------   ------------
                                                                            (IN MILLIONS)
Nuclear decommissioning...................     $187            --            --         $1            --         $188
Lignite mine..............................        4            --            --          2            --            6
                                               ----         -----         -----         --         -----         ----
                                               $191            --            --         $3            --         $194
                                               ====         =====         =====         ==         =====         ====

     The Company's rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2002 and 2003, these removal costs of $635 million and $647 million, respectively, have been reclassified from accumulated depreciation to other long-term liabilities and regulatory liabilities, respectively, in the Consolidated Balance Sheets. The Company's non-rate regulated businesses have previously recognized removal costs as a component of depreciation expense. As of December 31, 2002, these removal costs of $115 million have been reclassified from accumulated depreciation to other long-term liabilities in the Consolidated Balance Sheets. The Company reversed $115 million during the three months ended March 31, 2003 of previously recognized removal costs with respect to these non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $152 million. Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following represents the pro-forma effect on the Company's net income for the year ended December 31, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002 (in millions, except per share amounts):

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2002
                                                               -----------------
Income from continuing operations before cumulative effect
  of accounting change as reported..........................        $   369
Pro-forma income from continuing operations before
  cumulative effect of accounting change....................            376
Net loss as reported........................................         (3,920)
Pro-forma net loss..........................................         (3,913)
DILUTED EARNINGS PER SHARE:
Income from continuing operations before cumulative effect
  of accounting change as reported..........................        $  1.23
Pro-forma income from continuing operations before
  cumulative effect of accounting change....................           1.25
Net loss as reported........................................         (13.08)
Pro-forma net loss..........................................         (13.06)

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                                              AS REPORTED   PRO-FORMA
                                                              -----------   ---------
                                                                   (IN MILLIONS)
Nuclear decommissioning.....................................     $140         $187
Lignite mine................................................       40            4
                                                                 ----         ----
  Total.....................................................     $180         $191
                                                                 ====         ====

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria, which were effective on July 1, 2003, for new, acquired, or newly modified forward contracts. The Company engages in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state-mandated Public Utility Commission of Texas (Texas Utility Commission) auctions or auctions mandated by an agreement with Reliant Resources. All of the Company's contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived,

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES the delivery location and specific delivery requirements, and pricing for each of the products. The Company has applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 -- "Scope
Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state-mandated and the contractually-mandated auction contracts and believes they meet the definition of capacity contracts. Accordingly, the Company considers these contracts normal sales contracts rather than derivatives. The Company has evaluated its forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 did not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state-mandated or contractually-mandated auctions, and did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, upon the adoption of SFAS No. 150, the Company reclassified $725 million of trust preferred securities as long-term debt and began to recognize the dividends paid on the trust preferred securities as interest expense. Prior to July 1, 2003, the dividends were classified as "Distribution on Trust Preferred Securities" in the Statements of Consolidated Operations. Additionally, $19 million of debt issuance costs previously netted against the balance of the trust preferred securities was reclassified to unamortized debt issuance costs. SFAS No. 150 does not permit restatement of prior periods. The adoption of SFAS No. 150 did not impact the Company's income from continuing operations, net income or earnings per share. See discussion of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46) below regarding the accounting for the trust preferred securities at December 31, 2003.

     In January 2003, the FASB issued FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, subject to the following additional releases by the FASB. On October 9, 2003, the FASB deferred the application for FIN 46 until the end of the first interim period or annual period ending after December 15, 2003 if the variable interest was created before February 1, 2003 and a public entity had not issued financial statements reporting the variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). The effective dates and impact of FIN 46 and FIN 46R are as follows: (a) for special-purpose entities (SPE's) created before February 1, 2003, the Company must apply the provisions of FIN 46 or FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003, (b) for variable interest entities created before February 1, 2003 which do not meet the definition of an SPE provided by FIN 46-R, the Company is required to adopt FIN 46-R at the end of the first interim or annual period ending after March 15, 2004 and (c) for all entities, regardless of whether an SPE, that were created subsequent to December 31, 2003, the Company is required to apply the provisions of FIN 46-R immediately. The Company has subsidiary trusts that have Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $725 million as of December 31, 2003. These securities were issued in 1996 and 1997 and were previously reported on the Company's Consolidated Balance Sheet as Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Company (see disclosure above on SFAS No. 150). The trusts were determined to be SPE's, and therefore, the provisions of FIN 46 or FIN 46-R were applicable to the trusts for the December 31, 2003 financial statements. The trusts were determined to be variable interest entities under FIN 46-R. The Company also determined that it is not the primary beneficiary of the trusts. Therefore, the trusts and the mandatorily

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES redeemable preferred securities issued by the trusts are no longer reported on the Company's Consolidated Balance Sheet as of December 31, 2003. Instead, the Company reports its junior subordinated debentures due to the trusts as long-term debt. See Note 9. The Company has made this reclassification as of December 31, 2003 and has elected not to restate prior period information. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003 but does not expect a material impact.

     On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in Note 10 to these consolidated financial statements.

     In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-1)." In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending and that guidance, when issued, may require the Company to change previously reported information.

(3)  DISCONTINUED OPERATIONS

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

     Reliant Resources' revenues included in discontinued operations for the year ended December 31, 2001 and nine months ended September 30, 2002 were $6.5 billion and $9.5 billion, respectively, as reported in Reliant Resources' Annual Report on Form 10-K/A, Amendment No. 1, filed with the Securities and Exchange Commission (SEC) on May 1, 2003. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from these discontinued operations for the year ended December 31, 2001 and nine months ended September 30, 2002 is reported net of income tax expense of $274 million and $284 million, respectively.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, the Company sold its final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. The Company recorded an after-tax loss of $3 million in the second quarter of 2003 related to its Latin America operations. The consolidated financial statements present these Latin America operations as discontinued operations in accordance with SFAS No. 144. Accordingly, the consolidated financial statements include the necessary reclassifications to reflect these operations as discontinued operations for each of the three years in the period ended December 31, 2003.

     Revenues related to the Company's Latin America operations included in discontinued operations for the years ended December 31, 2001, 2002 and 2003 were $92 million, $15 million and $2 million, respectively. Income from these discontinued operations for the year ended December 31, 2001 is reported net of income tax benefit of $28 million. Income from these discontinued operations for each of the years ended December 31, 2002 and 2003 is reported net of income tax expense of $2 million.

     Summarized balance sheet information related to discontinued operations of Latin America is as follows as of December 31, 2002:

                                                               DECEMBER 31, 2002
                                                               -----------------
                                                                 (IN MILLIONS)
CURRENT ASSETS:
  Cash......................................................          $ 6
  Accounts receivable, principally trade....................            3
  Other current assets......................................            1
                                                                      ---
     Total current assets...................................           10
OTHER NON-CURRENT ASSETS....................................            5
                                                                      ---
     TOTAL ASSETS...........................................           15
     TOTAL LIABILITIES......................................           --
                                                                      ---
NET ASSETS OF DISCONTINUED OPERATIONS.......................          $15
                                                                      ===

     CenterPoint Energy Management Services, Inc. As discussed in Note 1, in November 2003, the Company completed the sale of a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc.
(CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The Company recorded an after-tax loss of $1 million from the sale of CEMS in the fourth quarter of 2003. The Company recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. The consolidated financial statements present these CEMS operations as discontinued operations in accordance with SFAS No. 144. Accordingly, the consolidated financial statements include the necessary reclassifications to reflect these operations as discontinued operations for each of the three years in the period ended December 31, 2003.

     Revenues related to CEMS included in discontinued operations for the years ended December 31, 2001, 2002 and 2003 were $5 million, $9 million and $10 million, respectively. Income from these discontinued operations for the years ended December 31, 2001, 2002 and 2003 is reported net of income tax benefit of $2 million, $1 million and $2 million, respectively.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Summarized balance sheet information related to discontinued operations of CEMS is as follows as of December 31, 2002:

                                                               DECEMBER 31, 2002
                                                               -----------------
                                                                 (IN MILLIONS)
CURRENT ASSETS:
  Cash......................................................          $ 1
  Accounts receivable, principally trade....................            1
  Other current assets......................................            1
                                                                      ---
     Total current assets...................................            3
OTHER NON-CURRENT ASSETS....................................           45
                                                                      ---
     TOTAL ASSETS...........................................           48
                                                                      ---
CURRENT LIABILITIES:
  Accounts payable, principally trade.......................            2
  Other current liabilities.................................            1
                                                                      ---
     Total current liabilities..............................            3
OTHER LONG-TERM LIABILITIES.................................            7
                                                                      ---
     TOTAL LIABILITIES......................................           10
                                                                      ---
NET ASSETS OF DISCONTINUED OPERATIONS.......................          $38
                                                                      ===

(4)  REGULATORY MATTERS

  (a) TRUE-UP COMPONENTS AND SECURITIZATION

     The Texas Electric Restructuring Law. In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (the Texas electric restructuring law), which substantially amended the regulatory structure governing electric utilities in order to allow and encourage retail competition which began in January 2002. The Texas electric restructuring law required the separation of the generation, transmission and distribution, and retail sales functions of electric utilities into three different units. Under the law, neither the generation function nor the retail function is subject to traditional cost of service regulation, and the generation and the retail function are each operated on a competitive basis.

     The transmission and distribution function that CenterPoint Houston performs remains subject to traditional utility rate regulation. CenterPoint Houston recovers the cost of its service through an energy delivery charge approved by the Texas Utility Commission. As a result of these changes, there are no meaningful comparisons for the Electric Transmission & Distribution and Electric Generation business segments prior to 2002 when retail sales became fully competitive.

     Under the Texas electric restructuring law, transmission and distribution utilities in Texas, such as CenterPoint Houston, whose generation assets were "unbundled" may recover, following a regulatory proceeding to be held in 2004 (2004 True-Up Proceeding) as further discussed below in "-- 2004 True-Up Proceeding":

     - "stranded costs," which consist of the positive excess of the regulatory net book value of generation assets, as defined, over the market value of the assets, taking specified factors into account;

     - the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period;

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     - the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as generation-related regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

     - final fuel over- or under-recovery; less

     - "price to beat" clawback components.

     The Texas electric restructuring law permits transmission and distribution utilities to recover the true-up components through transition charges on retail electric customers' bills, to the extent that such components are established in certain regulatory proceedings. These transition charges are non-bypassable, meaning that they must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit those utilities to issue transition bonds based on the securitization of revenues associated with the transition charges. CenterPoint Houston recovered a portion of its regulatory assets in 2001 through the issuance of transition bonds. For a further discussion of these matters, see "-- Securitization" below.

     The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. During a base rate freeze period from 1999 through 2001, earnings above the utility's authorized rate of return formula were required to be applied in a manner to accelerate depreciation of generation-related plant assets for regulatory purposes if the utility was expected to have stranded costs. In addition, depreciation expense for transmission and distribution-related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. CenterPoint Houston undertook both of these remedies provided in the Texas electric restructuring law, but in a rate order issued in October 2001, the Texas Utility Commission required CenterPoint Houston to reverse those actions. For a further discussion of these matters, see "-- Mitigation" below.

     2004 True-Up Proceeding. In 2004, the Texas Utility Commission will conduct true-up proceedings for investor-owned utilities. The purpose of the true-up proceeding is to quantify and reconcile the amount of the true-up components. The true-up proceeding will result in either additional charges being assessed on, or credits being issued to, retail electric customers. CenterPoint Houston expects to make the filing to initiate its final true-up proceeding on March 31, 2004. The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. Any delay in the final order date will result in a delay in the securitization of CenterPoint Houston's true-up components and the implementation of the non-bypassable charges described above, and could delay the recovery of carrying costs on the true-up components determined by the Texas Utility Commission.

     CenterPoint Houston will be required to establish and support the amounts it seeks to recover in the 2004 True-Up Proceeding. CenterPoint Houston expects these amounts to be substantial. Third parties will have the opportunity and are expected to challenge CenterPoint Houston's calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if CenterPoint Houston agrees to forego recovery of a portion of the request under a settlement agreement, CenterPoint Houston would be unable to recover those amounts in the future.

     Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On January 30, 2004, the Texas Supreme Court granted CenterPoint Houston's petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. The Company has not accrued interest income on stranded costs in its consolidated financial statements, but estimates such interest income would be material to the Company's consolidated financial statements.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Stranded Cost Component. CenterPoint Houston will be entitled to recover stranded costs through a transition charge to its customers if the regulatory net book value of generating plant assets exceeds the market value of those assets. The regulatory net book value of generating plant assets is the balance as of December 31, 2001 plus certain costs incurred for reductions in emissions of oxides of nitrogen (NOx), any above-market purchased power contracts and certain other amounts. The market value will be equal to the average daily closing price on The New York Stock Exchange for publicly held shares of Texas Genco common stock for 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 trading days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission. If Texas Genco is sold to a third party at a lower price than the market value used by the Texas Utility Commission, CenterPoint Houston would be unable to recover the difference.

     ECOM True-Up Component. The Texas Utility Commission used a computer model or projection, called an excess cost over market (ECOM) model, to estimate stranded costs related to generation plant assets. Accordingly, the Texas Utility Commission estimated the market power prices that would be received in the generation capacity auctions mandated by the Texas electric restructuring law during 2002 and 2003. Any difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period will be a component of the 2004 True-Up Proceeding. In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the years ended December 31, 2002 and 2003, CenterPoint Energy recorded approximately $697 million and $661 million, respectively, in non-cash ECOM True-Up revenue. ECOM True-Up revenue is recorded as a regulatory asset and totaled $1.4 billion as of December 31, 2003.

     In 2003, some parties sought modifications to the true-up rules. Although the Texas Utility Commission denied that request, the Company expects that issues could be raised in the 2004 True-Up Proceeding regarding its compliance with the Texas Utility Commission's rules regarding the ECOM true-up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state-mandated auctions. The Company believes Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM true-up regulatory asset no longer probable, the Company would write off the unrecoverable balance of that asset as a charge against earnings.

     Fuel Over/Under Recovery Component. CenterPoint Houston and Texas Genco filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission in July 2002. This final fuel reconciliation filing covered reconcilable fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. In January 2003, a settlement agreement was reached, as a result of which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million were carried forward for later resolution by the Texas Utility Commission. In late 2003, a hearing was concluded on those remaining issues. On March 4, 2004, an Administrative Law Judge (ALJ) recommended that CenterPoint Houston not be allowed to recover $87 million in fuel expenses incurred during the reconciliation period. CenterPoint Houston will contest this recommendation when the Texas Utility Commission considers the ALJ's conclusions on April 15, 2004. However, since the recovery of this portion of the regulatory asset is no longer probable, CenterPoint Houston reserved $117 million, including interest, in the fourth quarter of 2003. The ALJ also recommended that $46 million be recovered in the 2004 True-Up Proceeding rather than in the fuel proceeding. The results of the Texas Utility Commission's decision will be a component of the 2004 True-Up Proceeding.

     "Price to Beat" Clawback Component. In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES within their affiliated electric utility's service area. The true-up provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by other retail electric providers by January 1, 2004. Pursuant to the Texas electric restructuring law and a master separation agreement entered into in connection with the September 30, 2002 spin-off of the Company's interest in Reliant Resources to the Company's shareholders, Reliant Resources is obligated to pay CenterPoint Houston the clawback component of the true-up. Based on an order issued on February 13, 2004 by the Texas Utility Commission, the clawback will equal $150 times the number of residential customers served by Reliant Resources in CenterPoint Houston's service territory, less the number of residential customers served by Reliant Resources outside CenterPoint Houston's service territory, on January 1, 2004. As reported in Reliant Resources' Annual Report on Form 10-K for the year ended December 31, 2003, Reliant Resources expects that the clawback payment will be $175 million. The clawback will reduce the amount of recoverable costs to be determined in the 2004 True-Up Proceeding.

     Securitization. The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of CenterPoint Houston issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to the Company and its subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made out of funds from non-bypassable transition charges.

     The Company expects that upon completion of the 2004 True-Up Proceeding, CenterPoint Houston will seek to securitize the amounts established for the true-up components. Before CenterPoint Houston can securitize these amounts, the Texas Utility Commission must conduct a proceeding and issue a financing order authorizing CenterPoint Houston to do so. Under the Texas electric restructuring law, CenterPoint Houston is entitled to recover any portion of the true-up balance not securitized by transition bonds through a non-bypassable competition transition charge.

     Mitigation. In an order issued in October 2001, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that CenterPoint Houston had over-mitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its transition plan and the Texas electric restructuring law. In this final order, CenterPoint Houston was required to reverse the amount of redirected depreciation ($841 million) and accelerated depreciation ($1.1 billion) taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the order, CenterPoint Houston recorded a regulatory liability of $1.1 billion to reflect the prospective refund of the accelerated depreciation, and in January 2002 CenterPoint Houston began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $238 million. As of December 31, 2002 and 2003, the Company had recorded net electric plant mitigation regulatory assets of $1.1 billion and $1.3 billion, respectively, based on the Company's expectation that these amounts will be recovered in the 2004 True-Up Proceeding as stranded costs. In the event that the excess mitigation credits prove to have been unnecessary and CenterPoint Houston is determined to have stranded costs, the excess mitigation credits will be included in the stranded costs to be recovered. In June 2003, CenterPoint Houston sought authority from the Texas Utility Commission to terminate these credits based on then current estimates of what that final determination would be. The Texas Utility Commission denied the request in January 2004.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (b) RATE CASES

     In August 2002, a settlement was approved by the Arkansas Public Service Commission (APSC) that resulted in an increase in the base rate and service charge revenues of CenterPoint Energy Arkla (Arkla) of approximately $27 million annually. In addition, the APSC approved a gas main replacement surcharge that provided $2 million of additional revenue in 2003 and is expected to provide additional amounts in subsequent years.

     In December 2002, a settlement was approved by the Oklahoma Corporation Commission that resulted in an increase in the base rate and service charge revenues of Arkla of approximately $6 million annually.

     In November 2003, Arkla filed a request with the Louisiana Public Service Commission (LPSC) for a $16 million increase to its base rate and service charge revenues in Louisiana. The case is expected to be resolved in mid-2004.

     In December 2003, a settlement was approved by the City of Houston that will result in an increase in the base rate and service charge revenues of CenterPoint Energy Entex (Entex) of approximately $7 million annually. Entex has submitted these settlement rates to the 28 other cities within its Houston Division and the Railroad Commission of Texas for consideration and approval. If all regulatory approvals are received from these 29 jurisdictions, Entex's base rate and service charge revenues are expected to increase by approximately $7 million annually in addition to the $7 million increase discussed above.

     On February 10, 2004, a settlement was approved by the LPSC that is expected to result in an increase in Entex's base rate and service charge revenues of approximately $2 million annually.

  (c) NUCLEAR DECOMMISSIONING TRUST

     Texas Genco is the beneficiary of decommissioning trusts that have been established to provide funding for decontamination and decommissioning of a nuclear electric generation station in which Texas Genco owns a 30.8% interest (see Notes 6 and 12(e)). CenterPoint Houston collects through rates or other authorized charges to its electric utility customers amounts designated for funding the decommissioning trusts, and deposits these amounts into the decommissioning trusts. Upon decommissioning of the facility, in the event funds from the trusts are inadequate, CenterPoint Houston or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund Texas Genco's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the ratepayers of CenterPoint Houston or its successor.

  (d) OTHER REGULATORY PROCEEDINGS

     City of Tyler, Texas Dispute. In July 2002, the City of Tyler, Texas, asserted that Entex had overcharged residential and small commercial customers in that city for excessive gas costs under supply agreements in effect since 1992. That dispute has been referred to the Texas Railroad Commission by agreement of the parties for a determination of whether Entex has properly and lawfully charged and collected for gas service to its residential and commercial customers in its Tyler distribution system for the period beginning November 1, 1992, and ending October 31, 2002. The Company believes that all costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs.

     FERC Contract Inquiry. On September 15, 2003, the FERC issued a Show Cause Order to CenterPoint Energy Gas Transmission Company (CEGT), one of CERC's natural gas pipeline subsidiaries. In its Show Cause Order, the FERC contends that CEGT has failed to file with the FERC and post on the internet certain information relating to negotiated rate contracts that CEGT had entered into pursuant to 1996

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

FERC orders. Those orders authorized CEGT to enter into negotiated rate contracts that deviate from the rates prescribed under its filed FERC tariffs. The FERC also alleges that certain of the contracts contain provisions that CEGT was not authorized to negotiate under the terms of the 1996 orders.

     Following issuance of the Show Cause Order, CEGT made certain compliance filings, met with members of the FERC's staff and provided additional information relating to the FERC's Show Cause Order. On March 4, 2004, the FERC issued orders accepting CEGT's compliance filings and approving a Stipulation and Consent Agreement with CEGT that resolved the issues raised by the Show Cause Order. The resolution of these issues did not have a material impact on our results of operations, financial condition and cash flows.

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

  (a) NON-TRADING ACTIVITIES

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

     During 2003, no hedge ineffectiveness was recognized in earnings from derivatives that are designated and qualify as Cash Flow Hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Statements of Consolidated Operations under the caption "Fuel and Cost of Gas Sold." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2003, the Company expects $38 million in accumulated other comprehensive loss to be reclassified into net income during the next twelve months.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions on existing financial instruments is primarily two years with a limited amount of exposure up to five years. The Company's policy is not to exceed five years in hedging its exposure.

     Interest Rate Swaps. As of December 31, 2003, the Company had an outstanding interest rate swap with a notional amount of $250 million to fix the interest rate applicable to floating rate short-term debt. This swap, which expired in January 2004, did not qualify as a cash flow hedge under SFAS No. 133, and was marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Operations.

     During the year ended December 31, 2002, the Company settled its forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and reclassified $36 million and $12 million to interest expense in 2002 and 2003, respectively. The remaining $108 million in other comprehensive income is being amortized into interest expense in the same period during which the interest payments are made for the designated fixed-rate debt.

     Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 and $255 million of convertible senior notes, issued December 17, 2003 (see Note 9), contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest components was not material at issuance or at December 31, 2003.

  (b) CREDIT RISKS

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the non-trading derivative assets of the Company as of December 31, 2002 and 2003 (in millions):

                                                DECEMBER 31, 2002      DECEMBER 31, 2003
                                               -------------------   ----------------------
                                               INVESTMENT            INVESTMENT
                                               GRADE(1)(2)   TOTAL   GRADE(1)(2)   TOTAL(3)
                                               -----------   -----   -----------   --------
Energy marketers.............................      $ 7        $22        $24         $35
Financial institutions.......................        9          9         21          21
Other........................................       --         --         --           1
                                                   ---        ---        ---         ---
  Total......................................      $16        $31        $45         $57
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

(3) The $35 million non-trading derivative asset includes an $11 million asset due to trades with Reliant Energy Services, Inc. (Reliant Energy Services), an affiliate until the date of the Reliant Resources Distribution. As of December 31, 2003, Reliant Energy Services did not have an investment grade rating.

  (c) GENERAL POLICY

     The Company has established a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price and credit risk activities, including the Company's trading,

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES marketing, risk management services and hedging activities. The committee's duties are to establish the Company's commodity risk policies, allocate risk capital within limits established by the Company's board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with the Company's risk management policies and procedures and trading limits established by the Company's board of directors.

     The Company's policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(6)  JOINTLY OWNED ELECTRIC UTILITY PLANT

     Texas Genco owns a 30.8% interest in the South Texas Project, which consists of two 1,250 MW nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among Texas Genco and three other co-owners, with each owner retaining its undivided ownership interest in the two generating units and the electrical output from those units. Texas Genco is severally liable, but not jointly liable, for the expenses and liabilities of the South Texas Project. Texas Genco and the three other co-owners organized the STP Nuclear Operating company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors comprised of one director appointed by each of the four co-owners, along with the chief executive officer of STPNOC. Texas Genco's share of direct expenses of the South Texas Project is included in the corresponding operating expense categories in the accompanying consolidated financial statements. As of December 31, 2002 and 2003, Texas Genco's total utility plant for the South Texas Project was $385 million and $431 million, respectively (net of $2.2 billion accumulated depreciation which includes an impairment loss recorded in 1999 of $745 million). As of December 31, 2002 and 2003, Texas Genco's investment in nuclear fuel was $42 million (net of $302 million amortization) and $40 million (net of $316 million amortization), respectively.

(7)  INDEXED DEBT SECURITIES (ZENS) AND TIME WARNER SECURITIES

  (a) ORIGINAL INVESTMENT IN TIME WARNER SECURITIES

     In 1995, the Company sold a cable television subsidiary to Time Warner Inc.
(TW) and received TW convertible preferred stock (TW Preferred) as partial consideration. On July 6, 1999, the Company converted its 11 million shares of TW Preferred into 45.8 million shares of Time Warner common stock (TW Common). Unrealized gains and losses resulting from changes in the market value of the TW Common are recorded in the Company's Statements of Consolidated Operations.

  (b) ZENS

     In September 1999, the Company issued its 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. ZENS are exchangeable for cash equal to the market value of a specified number of shares of TW common. The Company pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the shares of TW Common attributable to the ZENS. The principal amount of ZENS is subject to being increased to the extent that the annual yield from interest and cash dividends on the reference shares of TW Common is less than 2.309%. At December 31, 2003, ZENS having an original principal amount of $840 million and a contingent principal amount of $848 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of 21.6 million shares of TW Common deemed to be attributable to the ZENS. At December 31, 2003, the market value of such shares was approximately $389 million, which would provide an exchange amount of $440 for each $1,000 original principal amount of ZENS. At maturity, the holders of the ZENS will receive in cash the higher of the original principal amount of the ZENS (subject to

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES adjustment as discussed above) or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common.

     Through December 31, 2003, holders of approximately 16% of the 17.2 million ZENS originally issued had exercised their right to exchange their ZENS for cash, resulting in aggregate cash payments by CenterPoint Energy of approximately $45 million.

     A subsidiary of the Company owns shares of TW Common and elected to liquidate a portion of such holdings to facilitate the Company's making the cash payments for the ZENS exchanged in 2002. In connection with the exchanges in 2002, the Company received net proceeds of approximately $43 million from the liquidation of approximately 4.1 million shares of TW Common at an average price of $10.56 per share. The Company now holds 21.6 million shares of TW Common which are classified as trading securities under SFAS No. 115 and are expected to be held to facilitate the Company's ability to meet its obligation under the ZENS.

     Upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component (the holder's option to receive the appreciated value of TW Common at maturity). The derivative component was valued at fair value and determined the initial carrying value assigned to the debt component ($121 million) as the difference between the original principal amount of the ZENS ($1 billion) and the fair value of the derivative component at issuance ($879 million). Effective January 1, 2001 the debt component was recorded at its accreted amount of $122 million and the derivative component was recorded at its fair value of $788 million, as a current liability, resulting in a transition adjustment pre-tax gain of $90 million ($59 million net of tax). The transition adjustment gain was reported in the first quarter of 2001 as the effect of a change in accounting principle. Subsequently, the debt component accretes through interest charges at 17.5% annually up to the minimum amount payable upon maturity of the ZENS in 2029 (approximately $915 million) which reflects exchanges and adjustments to maintain a 2.309% annual yield, as discussed above. Changes in the fair value of the derivative component are recorded in the Company's Statements of Consolidated Operations. During 2001, 2002 and 2003, the Company recorded a loss of $70 million, a loss of $500 million and a gain of $106 million, respectively, on the Company's investment in TW Common. During 2001, 2002 and 2003, the Company recorded a gain of $58 million, a gain of $480 million and a loss of $96 million, respectively, associated with the fair value of the derivative component of the ZENS obligation. Changes in the fair value of the TW Common held by the Company are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table sets forth summarized financial information regarding the Company's investment in TW securities and the Company's ZENS obligation (in millions).

                                                                      DEBT      DERIVATIVE
                                                           TW       COMPONENT   COMPONENT
                                                       INVESTMENT    OF ZENS     OF ZENS
                                                       ----------   ---------   ----------
Balance at December 31, 2000.........................     $897       $1,000       $  --
Transition adjustment from adoption of SFAS No.
  133................................................       --          (90)         --
Bifurcation of ZENS obligation.......................       --         (788)        788
Accretion of debt component of ZENS..................       --            1          --
Gain on indexed debt securities......................       --           --         (58)
Loss on TW Common....................................      (70)          --          --
                                                          ----       ------       -----
Balance at December 31, 2001.........................      827          123         730
Accretion of debt component of ZENS..................       --            1          --
Gain on indexed debt securities......................       --           --        (480)
Loss on TW Common....................................     (500)          --          --
Liquidation of TW Common.............................      (43)          --          --
Liquidation of ZENS, net of gain.....................       --          (20)        (25)
                                                          ----       ------       -----
Balance at December 31, 2002.........................      284          104         225
Accretion of debt component of ZENS..................       --            1          --
Loss on indexed debt securities......................       --           --          96
Gain on TW Common....................................      106           --          --
                                                          ----       ------       -----
Balance at December 31, 2003.........................     $390       $  105       $ 321
                                                          ====       ======       =====

(8)  EQUITY

  (a) CAPITAL STOCK

     At December 31, 2003, CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, composed of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock.

  (b) SHAREHOLDER RIGHTS PLAN

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(9)  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                   DECEMBER 31, 2002     DECEMBER 31, 2003
                                                  -------------------   --------------------
                                                  LONG-                  LONG-
                                                   TERM    CURRENT(1)    TERM     CURRENT(1)
                                                  ------   ----------   -------   ----------
                                                                (IN MILLIONS)
Short-term borrowings:
  Bank loans....................................             $  347                  $ --
  Revolving credit facility.....................                 --                    63
                                                             ------                  ----
     Total short-term borrowings................                347                    63
                                                             ------                  ----
Long-term debt:
CenterPoint Energy:
  ZENS(2).......................................  $   --        104     $    --       105
  Senior notes 5.875% to 7.25% due 2008 to
     2010.......................................      --         --         600        --
  Convertible senior notes 2.875% to 3.75% due
     2023 to 2024...............................      --         --         830        --
  Pollution control bonds 5.60% to 6.70% due
     2012 to 2027(3)............................     380        167         380        --
  Pollution control bonds 4.70% to 8.00% due
     2011 to 2030(4)............................     871         --       1,046        --
  Loans due 2006(5).............................   3,850         --       1,450        10
  Junior subordinated debentures payable to
     affiliate 7.20% to 8.257% due 2037 to
     2048(6)....................................      --         --         747        --
CenterPoint Houston:
  First mortgage bonds 7.50% to 9.15% due 2021
     to 2023....................................     615         --         102        --
  Series 2001-1 Transition Bonds 3.84% to 5.63%
     due 2004 to 2013(7)........................     717         19         676        41
  Term loan, LIBOR plus 9.75%, due 2005(8)......   1,310         --       1,310        --
  General mortgage bonds 5.60% to 6.95% due
     2013 to 2033...............................      --         --       1,262        --
CERC Corp.:
  Convertible subordinated debentures 6.00% due
     2012.......................................      76         --          74        --
  Senior notes 5.95% to 8.90% due 2005 to
     2014.......................................   1,331        500       2,251        --
  Junior subordinated debentures payable to
     affiliate 6.25% due 2026(6)................      --         --           6        --
Other...........................................      52          7          51         6
Unamortized discount and premium(9).............      (8)        13          (2)       --
                                                  ------     ------     -------      ----
     Total long-term debt.......................   9,194        810      10,783       162
                                                  ------     ------     -------      ----
     Total borrowings...........................  $9,194     $1,157     $10,783      $225
                                                  ======     ======     =======      ====

---------------

(1) Includes amounts due or exchangeable within one year of the date noted.

(2) Upon adoption of SFAS No. 133 effective January 1, 2001, the Company's ZENS obligation was bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 7(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(3) These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(4) $527 million of these series of debt is secured by general mortgage bonds of CenterPoint Houston.

(5) Classified as long-term debt because of the termination dates of the facilities under which the funds were borrowed.

(6) The junior subordinated debentures were issued to subsidiary trusts in connection with the issuance by those trusts of preferred securities. The trust preferred securities were deconsolidated effective December 31, 2003 pursuant to the adoption of FIN 46. This resulted in the junior subordinated debentures held by the trusts being reported as long-term debt. For further discussion, see Note 2(n).

(7) For further discussion of the securitization financing, see Note 4(a).

(8) London inter-bank offered rate (LIBOR) has a minimum rate of 3% under the terms of this debt. This term loan is secured by general mortgage bonds of CenterPoint Houston.

(9) Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in long-term debt is additional unamortized premium related to fair value adjustments of long-term debt of $7 million and $6 million at December 31, 2002 and 2003, respectively, which is being amortized over the respective remaining term of the related long-term debt.

  (a) SHORT-TERM BORROWINGS

     Credit Facilities. As of December 31, 2003, CERC Corp. had a revolving credit facility that provided for an aggregate of $200 million in committed credit and Texas Genco had a revolving credit facility that provided for an aggregate of $75 million of committed credit. As of December 31, 2003, $63 million was borrowed under the CERC Corp. revolving credit facility and there were no borrowings under the Texas Genco facility. The CERC Corp. revolver terminates on March 23, 2004 and the Texas Genco revolver terminates on December 21, 2004.

     Rates for borrowings under CERC Corp.'s facility, including the facility fee, are the London interbank offered rate (LIBOR) plus 250 basis points based on current credit ratings and the applicable pricing grid. CERC Corp.'s revolving credit facility contains various business and financial covenants. CERC Corp. is prohibited from making loans to or other investments in the Company. CERC Corp. is currently in compliance with the covenants under the credit agreement. CERC Corp. is currently in discussions with banks seeking to arrange a replacement revolving credit facility and expects to have such a facility in place on or prior to the termination date of the existing facility.

     Rates for borrowings under Texas Genco's facility, including the facility fee, are LIBOR plus 150 basis points. Texas Genco's revolving credit facility contains various business and financial covenants. Texas Genco is currently in compliance with the covenants under the credit agreement.

     The weighted average interest rate on short-term borrowings at December 31, 2002 and December 31, 2003 was 5.4% and 5.0%, respectively. These interest rates exclude facility fees and other fees paid in connection with the arrangement of the bank facilities. As of December 31, 2003, cash aggregating $65.5 million was invested in a money market fund.

  (b) LONG-TERM DEBT

     On October 7, 2003, the Company entered into a three-year credit facility composed of a revolving credit facility of $1.4 billion and a $925 million term loan from institutional investors. The facility matures on October 7, 2006 and requires prepayments aggregating $20 million. Borrowings under the revolver ($523 million at December 31, 2003) bear interest based on LIBOR rates under a pricing grid tied to the Company's credit ratings. At the Company's current ratings, the interest rate for borrowings under the revolver is LIBOR plus 300 basis points. The interest rate for borrowings under the term loan is LIBOR plus 350 basis points.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The Company's Texas Genco stock is pledged to the lenders under the facility and the Company has agreed to limit the dividend paid on its common stock to $0.10 per share per quarter. The facility provides that until such time as the facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's $1.3 billion term loan, and the net cash proceeds of any sales of the common stock of Texas Genco owned by the Company or of material portions of Texas Genco's assets shall be applied to repay loans under the facility and reduce that facility. Any money raised in other future capital markets offerings and in the sale of other significant assets is not required to be used to pay down the facility. The facility requires the Company not to fall below a minimum interest coverage ratio and not to exceed a maximum leverage ratio. The facility refinanced and replaced a prior bank facility that, as of September 30, 2003, consisted of an $856 million term loan and a $1.5 billion revolver. In connection with entering into the new facility, the Company paid up-front fees of approximately $16 million and avoided a payment of $18 million which would have been due under the prior facility on October 9, 2003. Additionally, in October 2003, the Company expensed $21 million of unamortized loan costs associated with the prior facility.

     On March 18, 2003, CenterPoint Houston issued $762 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to redeem approximately $312 million aggregate principal amount of CenterPoint Houston's first mortgage bonds and to repay $429 million of intercompany notes payable to CenterPoint Energy by CenterPoint Houston. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003 and to repay borrowings under the Company's prior facility, including $50 million of term loan repayments.

     On March 25 and April 14, 2003, CERC issued $650 million aggregate principal amount and $112 million aggregate principal amount, respectively, of 7.875% senior notes due in 2013. A portion of the proceeds was used to refinance $360 million aggregate principal amount of CERC's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay approximately $340 million of bank borrowings under CERC's $350 million revolving credit facility prior to its expiration on March 31, 2003.

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

     On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P), a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after May 15, 2008, in the event that the average trading price of a note for the applicable five trading day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period. Proceeds from the issuance of the convertible senior notes were used for term loan repayments and to repay revolver borrowings under the Company's prior facility in the amount of $557 million and $0.75 million, respectively.

     On May 23, 2003, CenterPoint Houston issued $200 million aggregate principal amount of 20-year general mortgage bonds with an interest rate of 5.6%. Proceeds were used to redeem $200 million aggregate principal amount of CenterPoint Houston's 7.5% first mortgage bonds due 2023 at 103.51% of their principal amount.

     On May 27, 2003, the Company issued $400 million aggregate principal amount of senior notes composed of $200 million principal amount of 5-year notes with an interest rate of 5.875% and $200 million principal amount of 12-year notes with an interest rate of 6.85%. Proceeds in the amount of $397 million were used for repayments of the term loan under the Company's prior facility.

     In July 2003, the Company remarketed two series of insurance-backed pollution control bonds aggregating $151 million, reducing the interest rate from 5.8% to 4%. Of the total amount of bonds remarketed, $92 million mature on August 1, 2015 and $59 million mature on October 15, 2015.

     On September 2, 2003, CenterPoint Houston and the lender parties thereto amended the $1.3 billion term loan to, among other things, allow CenterPoint Houston to issue an additional $500 million of debt secured by its general mortgage bonds without requiring that the net proceeds be applied to prepay the loans outstanding under that term loan.

     On September 9, 2003, CenterPoint Houston issued $300 million aggregate principal amount of 5.75% general mortgage bonds due January 15, 2014. This issuance utilized $300 million of the additional debt capacity of CenterPoint Houston described in the preceding paragraph. Proceeds were used to repay approximately $258 million of intercompany notes payable to CenterPoint Energy and to repay approximately $40 million of money pool borrowings. Proceeds in the amount of approximately $292 million from the note and money pool repayments were ultimately used by CenterPoint Energy to repay a portion of the term loan under the Company's prior facility.

     On September 9, 2003, the Company issued $200 million aggregate principal amount of 7.25% senior notes due September 1, 2010. Proceeds in the amount of approximately $198 million were used to repay a portion of the term loan under the Company's prior facility.

     As a result of the term loan repayments made from the proceeds of the September 9, 2003 debt issuances by CenterPoint Houston and the Company discussed above, in September 2003, the Company expensed $12.2 million of unamortized loan costs that were associated with the term loan under the Company's prior facility.

     On November 3, 2003, CERC issued $160 million aggregate principal amount of its 5.95% senior notes due 2014. CERC accepted $140 million aggregate principal amount of CERC's TERM Notes maturing in November 2003 and $1.25 million as consideration for the unsecured senior notes. CERC retired the

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

TERM notes received and used the remaining proceeds to finance remaining costs of issuance of the notes and for general corporate purposes.

     On December 17, 2003, the Company issued $255 million aggregate principal amount of convertible senior notes due January 15, 2024 with an interest rate of 2.875%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 78.064 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's and S&P are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. CenterPoint Energy may elect to satisfy part or all of its conversion obligation by delivering cash in lieu of shares of CenterPoint Energy common stock. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after January 15, 2007, in the event that the average trading price of a note for the applicable five-trading-day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period. Proceeds from the issuance of the convertible senior notes were used to redeem, in January 2004, $250 million liquidation amount of the 8.125% trust preferred securities issued by HL&P Capital Trust I. Pending such use, the net proceeds were used to repay a portion of the outstanding borrowings under the Company's revolving credit facility.

     In February 2004, $56 million aggregate principal amount of collateralized 5.6% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of CenterPoint Houston. The pollution control bonds are collateralized by general mortgage bonds of CenterPoint Houston with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to redeem two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on behalf of CenterPoint Energy. CenterPoint Houston's 6.7% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the March 2004 redemption of the refunded pollution control bonds. CenterPoint Houston's 6.7% notes payable to CenterPoint Energy were also extinguished upon the redemption of the refunded pollution control bonds.

     Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, two Delaware statutory business trusts created by CenterPoint Energy (HL&P Capital Trust I and HL&P Capital Trust II) issued to the public (a) $250 million aggregate amount of preferred securities and (b) $100 million aggregate amount of capital securities, respectively. In February 1999, a Delaware statutory business trust created by CenterPoint Energy (REI Trust I) issued $375 million aggregate amount of preferred securities to the public. Each of the trusts used the proceeds of the offerings to purchase junior subordinated debentures issued by CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities. As discussed in

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

Note 2(n), upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above are included in long-term debt as of December 31, 2003.

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

     The preferred securities and capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of December 31, 2003, no interest payments on the junior subordinated debentures had been deferred.

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities or capital securities of the trusts described above and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                                   AGGREGATE
                                  LIQUIDATION                      MANDATORY
                                 AMOUNTS AS OF   DISTRIBUTION     REDEMPTION
                                 DECEMBER 31,        RATE/           DATE/
TRUST                            2002 AND 2003   INTEREST RATE   MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
-----                            -------------   -------------   -------------   -------------------------------
                                 (IN MILLIONS)
REI Trust I....................      $375            7.20%       March 2048      7.20% Junior Subordinated
                                                                                 Debentures
HL&P Capital Trust I(1)........      $250           8.125%       March 2046      8.125% Junior Subordinated
                                                                                 Deferrable Interest Debentures
                                                                                 Series A
HL&P Capital Trust II..........      $100           8.257%       February 2037   8.257% Junior Subordinated
                                                                                 Deferrable Interest Debentures
                                                                                 Series B

---------------

(1) The preferred securities issued by HL&P Capital Trust I having an aggregate liquidation amount of $250 million were redeemed at 100% of their aggregate liquidation amount in January 2004.

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

     The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of December 31, 2003, no interest payments on the convertible junior subordinated debentures had been deferred.

     Maturities. The Company's maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation and $250 million of securities called for redemption in 2004, are $57 million in 2004, $1.7 billion in 2005, $1.7 billion in 2006, $69 million in 2007 and $572 million in 2008. The 2004 amount is net of sinking fund payments that can be satisfied with bonds that had been acquired and retired as of December 31, 2003.

     Liens. As of December 31, 2003, CenterPoint Houston's assets were subject to liens securing approximately $482 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2001, 2002 and 2003 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2004 is approximately $142 million, and the sinking fund requirement to be satisfied in 2004 is approximately $4 million. The Company expects CenterPoint Houston to meet these 2004 obligations by certification of property additions. At December 31, 2003, CenterPoint Houston's assets were also subject to liens securing approximately $3.1 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds. Texas Genco's $75 million revolving credit facility is secured by a series of first mortgage bonds issued by Texas Genco LP, in an aggregate principal amount of $75 million under a First Mortgage Indenture (the Texas Genco Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and Texas Genco, LP. All of Texas Genco's real and tangible properties, subject to certain exclusions, are currently subject to the lien of the Texas Genco Mortgage. Under the terms of the facility, if CenterPoint Energy ceases to own, directly or indirectly, at least a 50% voting and economic interest in Texas Genco, LP, an event of default will occur and any borrowings thereunder may become immediately due and payable.

     Securitization. For a discussion of the securitization financing completed in October 2001, see Note 4(a).

     Transportation Agreement. A subsidiary of CERC Corp. had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) that contemplated that this subsidiary would transfer to ANR an interest in some of CERC Corp.'s pipeline and related assets. In 2001, this subsidiary was transferred to Reliant Resources as a result of CenterPoint Energy's planned divestiture of certain unregulated business operations. However, CERC retained the pipelines covered by the ANR Agreement. Therefore, the subsequent divestiture of Reliant Resources by CenterPoint Energy on September 30, 2002, resulted in a conversion of CERC's obligation to ANR into an obligation to Reliant Resources. As of December 31, 2002, the Company had recorded $5 million and $36 million in current portion of long-term debt and long-term debt, respectively, and as of December 31, 2003, the Company had recorded $-0- and $36 million in current portion of long-term debt and long-term debt, respectively, in its Consolidated Balance Sheets to reflect this obligation for the use of 130 million cubic feet (Mmcf)/day of capacity in some of CERC's transportation facilities. The volume of transportation declined to 100 Mmcf/day in the year 2003 and CERC refunded $5 million to Reliant Resources. The ANR Agreement will terminate in 2005 with a refund of $36 million to Reliant Resources.

(10)  STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

  (a) INCENTIVE COMPENSATION PLANS

     The Company has long-term incentive compensation plans (LICPs) that provide for the issuance of stock-based incentives, including performance-based shares, performance-based units, restricted shares, stock

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES options and stock appreciation rights to directors, officers and key employees. A maximum of approximately 37 million shares of CenterPoint Energy common stock may be issued under these plans.

     Performance-based shares, performance-based units and restricted shares are granted to employees without cost to the participants. The performance shares and units vest three years after the grant date based upon the performance of the Company over a three-year cycle, except as discussed below. The restricted shares vest at various times ranging from immediately to at the end of a three-year period. Upon vesting, the shares are issued to the plan participants.

     During 2001, 2002 and 2003, the Company recorded compensation expense of $6 million, $2 million and $9 million, respectively, related to performance-based shares, performance-based units and restricted share grants. Included in these amounts is $5 million in compensation expense for 2001 related to Reliant Resources' participants. In addition, compensation benefit of $1 million was recorded in 2002 related to Reliant Resources' participants. Amounts for Reliant Resources' participants are reflected in discontinued operations in the Statements of Consolidated Operations.

     The following table summarizes the Company's performance-based units, performance-based shares and restricted share grant activity for the years 2001 through 2003:

                                           NUMBER OF           NUMBER OF
                                       PERFORMANCE-BASED   PERFORMANCE-BASED       NUMBER OF
                                             UNITS              SHARES         RESTRICTED SHARES
                                       -----------------   -----------------   -----------------
Outstanding at December 31, 2000.....            --            1,067,867             458,612
  Granted............................        83,670                   --               2,623
  Canceled...........................            --              (17,154)             (2,778)
  Released to participants...........            --             (424,623)           (249,895)
                                            -------           ----------           ---------
Outstanding at December 31, 2001.....        83,670              626,090             208,562
  Granted............................            --              451,050                  --
  Canceled...........................        (5,625)            (176,258)            (41,892)
  Released to participants...........          (120)            (447,060)            (78,768)
                                            -------           ----------           ---------
Outstanding at December 31, 2002.....        77,925              453,822              87,902
  Granted............................            --              840,920             583,613
  Shares converted at Texas Genco
     Distribution....................            --               25,746              23,219
  Canceled...........................       (29,515)             (43,386)            (14,240)
  Released to participants...........        (1,441)              (7,042)           (113,056)
                                            -------           ----------           ---------
Outstanding at December 31, 2003.....        46,969            1,270,060             567,438
                                            =======           ==========           =========
Weighted average fair value granted
  for 2001...........................                         $       --           $   38.13
                                                              ==========           =========
Weighted average fair value granted
  for 2002...........................                         $    12.00           $      --
                                                              ==========           =========
Weighted average fair value granted
  for 2003...........................                         $     5.70           $    5.83
                                                              ==========           =========

     The maximum value associated with the performance-based units granted in 2001 was $150 per unit.

     Effective with the Reliant Resources Distribution which occurred on September 30, 2002, the Company's compensation committee authorized the conversion of outstanding CenterPoint Energy performance-based

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES shares for the performance cycle ending December 31, 2002 to a number of restricted shares of CenterPoint Energy's common stock equal to the number of performance-based shares that would have vested if the performance objectives for the performance cycle were achieved at the maximum level for substantially all shares. These restricted shares vested if the participant holding the shares remained employed with the Company or with Reliant Resources and its subsidiaries through December 31, 2002. On the date of the Reliant Resources Distribution, holders of these restricted shares received shares of Reliant Resources common stock in the same manner as other holders of CenterPoint Energy common stock, but these shares of common stock were subject to the same vesting schedule, as well as to the terms and conditions of the plan under which the original performance shares were granted. Thus, following the Reliant Resources Distribution, employees who held performance-based shares under the LICP for the performance cycle ending December 31, 2002 held restricted shares of CenterPoint Energy common stock and restricted shares of Reliant Resources common stock, which vested following continuous employment through December 31, 2002.

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

     During January 2003, due to the Texas Genco Distribution, the Company granted additional CenterPoint Energy shares to participants with performance-based and restricted shares that had not yet vested as of the record date of December 20, 2002. These additional shares are subject to the same vesting schedule and the terms and conditions of the plan under which the original shares were granted. Also in connection with this distribution, both the number and the exercise price of all outstanding CenterPoint Energy stock options were adjusted to maintain the total intrinsic value of the stock option grants.

     Under the Company's plans, stock options generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date. The exercise price is the average of the high and low sales price of the common stock on the New York Stock Exchange on the grant date. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES recognized for these fixed stock options. The following table summarizes stock option activity related to the Company for the years 2001 through 2003:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 2000.........................  10,042,435        $24.13
  Options granted........................................   1,887,668         46.23
  Options exercised......................................  (1,812,022)        24.11
  Options canceled.......................................    (289,610)        27.38
                                                           ----------
Outstanding at December 31, 2001.........................   9,828,471         28.34
  Options granted........................................   3,115,399          7.12
  Options converted at Reliant Resources Distribution....     742,636         29.01
  Options exercised......................................     (71,273)        20.59
  Options canceled.......................................  (1,155,351)        16.11
                                                           ----------
Outstanding at December 31, 2002.........................  12,459,882         18.26
  Options granted........................................   2,217,546          5.69
  Options converted at Texas Genco Distribution..........     751,867         17.21
  Options exercised......................................     (80,750)         6.44
  Options canceled.......................................    (275,408)        16.40
                                                           ----------
Outstanding at December 31, 2003.........................  15,073,137        $15.59
                                                           ==========        ======
Options exercisable at December 31, 2001.................   3,646,228        $25.38
                                                           ==========        ======
Options exercisable at December 31, 2002.................   6,854,910        $19.78
                                                           ==========        ======
Options exercisable at December 31, 2003.................  10,285,689        $18.09
                                                           ==========        ======

     Exercise prices for CenterPoint Energy stock options outstanding held by Company employees ranged from $4.78 to $32.26. The following tables provide information with respect to outstanding CenterPoint Energy stock options held by the Company's employees on December 31, 2003:

                                                                             REMAINING AVERAGE
                                                OPTIONS        AVERAGE       CONTRACTUAL LIFE
                                              OUTSTANDING   EXERCISE PRICE        (YEARS)
                                              -----------   --------------   -----------------
Ranges of Exercise Prices:
  $4.78-$10.00..............................   4,970,404        $ 6.11              8.3
  $10.01-$15.00.............................   3,780,686         13.99              4.4
  $15.01-$20.00.............................   3,155,294         18.05              3.4
  $20.01-$30.00.............................     718,592         22.96              5.2
  $30.01-$32.26.............................   2,448,161         31.96              6.8
                                              ----------
     Total..................................  15,073,137         15.59              5.9
                                              ==========

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table provides information with respect to CenterPoint Energy stock options exercisable at December 31, 2003:

                                                                OPTIONS        AVERAGE
                                                              EXERCISABLE   EXERCISE PRICE
                                                              -----------   --------------
Ranges of Exercise Prices:
  $4.78-$10.00..............................................     973,821        $ 6.42
  $10.01-$15.00.............................................   3,780,686         13.99
  $15.01-$20.00.............................................   3,131,858         18.06
  $20.01-$30.00.............................................     695,012         22.89
  $30.01-$32.26.............................................   1,704,312         31.97
                                                              ----------
     Total..................................................  10,285,689         18.09
                                                              ==========

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure -- an Amendment of SFAS No. 123", the Company applies the guidance contained in APB Opinion No. 25 and discloses the required pro-forma effect on net income of the fair value based method of accounting for stock compensation. The weighted average fair values at date of grant for CenterPoint Energy options granted during 2001, 2002 and 2003 were $9.25, $1.40 and $1.66, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following assumptions:

                                                              2001     2002     2003
                                                             ------   ------   ------
Expected life in years.....................................       5        5        5
Interest rate..............................................    4.87%    2.83%    2.62%
Volatility.................................................   31.91%   48.95%   52.60%
Expected common stock dividend.............................  $ 1.50   $ 0.64   $ 0.40

     Pro-forma information for 2001, 2002 and 2003 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                               2001      2002      2003
                                                              ------   --------   ------
                                                                    (IN MILLIONS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net income (loss) as reported...............................  $ 980    $(3,920)   $ 484
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (12)        (9)     (10)
                                                              -----    -------    -----
Pro-forma net income(loss)..................................  $ 968    $(3,929)   $ 474
                                                              =====    =======    =====
Basic Earnings Per Share:
  As reported...............................................  $3.38    $(13.16)   $1.59
  Pro-forma.................................................  $3.34    $(13.16)   $1.56
Diluted Earnings Per Share:
  As reported...............................................  $3.35    $(13.08)   $1.58
  Pro-forma.................................................  $3.31    $(13.08)   $1.55

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (b) PENSION AND POSTRETIREMENT BENEFITS

     The Company maintains a non-contributory qualified defined benefit plan covering substantially all employees, with benefits determined using a cash balance formula. Under the cash balance formula, participants accumulate a retirement benefit based upon 4% of eligible earnings and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. As a result, certain employees participating in the plan as of December 31, 1998 are eligible to receive the greater of the accrued benefit calculated under the prior plan through 2008 or the cash balance formula.

     The Company provides certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments, effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage.

     Such benefit costs are accrued over the active service period of employees. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

     On January 12, 2004, the FASB issued FSP FAS 106-1. In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending and that guidance, when issued, may require the Company to change previously reported information.

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                      YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------
                                   2001                        2002                        2003
                         -------------------------   -------------------------   -------------------------
                         PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                         BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS
                         --------   --------------   --------   --------------   --------   --------------
                                                           (IN MILLIONS)
Service cost...........   $  35          $  5         $  32          $  5          $ 37          $  4
Interest cost..........      99            31           104            32           102            31
Expected return on plan
  assets...............    (138)          (13)         (126)          (13)          (92)          (11)
Net amortization.......      (3)           14            16            13            43            13
Curtailment............     (23)           40            --            --            --            --
Benefit enhancement....      69            --             9             3            --            --
Settlement.............      --            --            --           (18)           --            --
                          -----          ----         -----          ----          ----          ----
Net periodic cost......   $  39          $ 77         $  35          $ 22          $ 90          $ 37
                          =====          ====         =====          ====          ====          ====
Above amounts reflect
  the following net
  periodic cost
  (benefit) related to
  discontinued
  operations...........   $  45          $ 42         $  (4)         $(16)         $ --          $ --
                          =====          ====         =====          ====          ====          ====

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The Company used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

                                                      YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------
                                   2001                        2002                        2003
                         -------------------------   -------------------------   -------------------------
                         PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                         BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS
                         --------   --------------   --------   --------------   --------   --------------
Discount rate..........     7.50%            7.50%      7.25%            7.25%      6.75%            6.75%
Expected return on plan
  assets...............     10.0%            10.0%       9.5%             9.5%       9.0%             9.0%
Rate of increase in
  compensation
  levels...............      4.1%               --       4.1%               --       4.1%               --

     In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table displays the change in the benefit obligation, the fair value of plan assets and the amounts included in the Company's Consolidated Balance Sheets as of December 31, 2002 and 2003 for the Company's pension and postretirement benefit plans:

                                                                DECEMBER 31,
                                        -------------------------------------------------------------
                                                    2002                            2003
                                        -----------------------------   -----------------------------
                                          PENSION      POSTRETIREMENT     PENSION      POSTRETIREMENT
                                          BENEFITS        BENEFITS        BENEFITS        BENEFITS
                                        ------------   --------------   ------------   --------------
                                                                (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of
  year................................  $      1,485    $        456    $      1,550    $        479
Service cost..........................            32               5              37               4
Interest cost.........................           104              32             102              31
Participant contributions.............            --               7              --               8
Benefits paid.........................          (136)            (26)           (142)            (43)
Plan amendments.......................            --              --               4              (5)
Actuarial loss........................            56              20             141              44
Curtailment, benefit enhancement and
  settlement..........................             9             (15)             --              --
                                        ------------    ------------    ------------    ------------
Benefit obligation, end of year.......  $      1,550    $        479    $      1,692    $        518
                                        ============    ============    ============    ============
CHANGE IN PLAN ASSETS
Plan assets, beginning of year........  $      1,376    $        139    $      1,054    $        131
Employer contributions................            --              30              23              34
Participant contributions.............            --               7              --               8
Benefits paid.........................          (136)            (26)           (142)            (43)
Actual investment return..............          (186)            (19)            259              20
                                        ------------    ------------    ------------    ------------
Plan assets, end of year..............  $      1,054    $        131    $      1,194    $        150
                                        ============    ============    ============    ============
RECONCILIATION OF FUNDED STATUS
Funded status.........................  $       (496)   $       (348)   $       (498)   $       (368)
Unrecognized actuarial loss...........           811              27             733              63
Unrecognized prior service cost.......           (84)             60             (71)             49
Unrecognized transition (asset)
  obligation..........................            --              87              --              79
                                        ------------    ------------    ------------    ------------
Net amount recognized.................  $        231    $       (174)   $        164    $       (177)
                                        ============    ============    ============    ============
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations...................  $       (392)   $       (174)   $       (395)   $       (177)
Accumulated other comprehensive
  income..............................           623              --             559              --
                                        ------------    ------------    ------------    ------------
Prepaid (accrued) pension cost........  $        231    $       (174)   $        164    $       (177)
                                        ============    ============    ============    ============
ACTUARIAL ASSUMPTIONS
Discount rate.........................          6.75%           6.75%           6.25%           6.25%
Expected return on plan assets........           9.0%            9.0%            9.0%            8.5%
Rate of increase in compensation
  levels..............................           4.1%             --             4.1%             --
Healthcare cost trend rate assumed for
  the next year.......................            --           11.25%             --           10.50%
Rate to which the cost trend rate is
  assumed to decline (the ultimate
  trend rate).........................            --             5.5%             --             5.5%
Year that the rate reaches the
  ultimate trend rate.................            --            2011              --            2011

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                                                                            DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                           2002                                     2003
                                            ----------------------------------        ----------------------------------
                                              PENSION           POSTRETIREMENT          PENSION           POSTRETIREMENT
                                              BENEFITS             BENEFITS             BENEFITS             BENEFITS
                                            ------------        --------------        ------------        --------------
                                                        (IN MILLIONS)
ADDITIONAL INFORMATION
Accumulated benefit obligation........      $      1,446         $        479         $      1,589         $        518
Change in minimum liability included
  in other comprehensive income.......               623                   --                  (64)                  --
Measurement date used to determine
  plan obligations and assets.........    December 31, 2002    December 31, 2002    December 31, 2003    December 31, 2003

     Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                                 1%         1%
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                 (IN MILLIONS)
Effect on total of service and interest cost................    $ 2        $ 2
Effect on the postretirement benefit obligation.............     30         26

     The following table displays the weighted-average asset allocations as of December 31, 2002 and 2003 for the Company's pension and postretirement benefit plans:

                                                                DECEMBER 31,
                                            -----------------------------------------------------
                                                      2002                        2003
                                            -------------------------   -------------------------
                                            PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                            BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                            --------   --------------   --------   --------------
Domestic equity securities................     55%           35%           60%           41%
International equity securities...........     12             8            15             9
Debt securities...........................     29            54            22            48
Real estate...............................      4            --             3            --
Cash......................................     --             3            --             2
                                              ---           ---           ---           ---
  Total...................................    100%          100%          100%          100%
                                              ===           ===           ===           ===

     In managing the investments associated with the benefit plans, the Company's objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy, that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

     As part of the investment strategy discussed above, the Company has adopted and maintains the following weighted average allocation targets for its benefit plans:

                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------   --------------
Domestic equity securities..................................  50-60%       28-38%
International equity securities.............................  10-20%        5-15%
Debt securities.............................................  20-30%       52-62%
Real estate.................................................   0-5%          --
Cash........................................................   0-2%         0-2%

     The expected rate of return assumption was developed by reviewing the targeted asset allocations and historical index performance of the applicable asset classes over a 15-year period, adjusted for investment fees and diversification effects.

     Equity securities for the pension plan include CenterPoint Energy common stock in the amounts of $38 million (4.7% of total pension plan assets) and $44 million (3.7% of total pension plan assets) and as of December 31, 2002 and 2003, respectively.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The Company expects to contribute $38 million to its postretirement benefits plan in 2004. Contributions to the pension plan are not required or expected in 2004.

     In addition to the non-contributory pension plans discussed above, the Company maintains a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under the Company's non-contributory pension plan except for the federally mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with this non-qualified plan was $25 million, $9 million and $8 million in 2001, 2002 and 2003, respectively. Included in the net benefit cost in 2001 and 2002 is $17 million and $3 million, respectively, of expense related to Reliant Resources' participants, which is reflected in discontinued operations in the Statements of Consolidated Operations. The accrued benefit liability for the non-qualified pension plan was $83 million and $75 million at December 31, 2002 and 2003, respectively. In addition, these accrued benefit liabilities include the recognition of minimum liability adjustments of $23 million as of December 31, 2002 and $15 million as of December 31, 2003, which are reported as a component of other comprehensive income, net of income tax effects.

     The following table displays the Company's plans with accumulated benefit obligations in excess of plan assets:

                                                                DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                               2002                                      2003
                              ---------------------------------------   ---------------------------------------
                              PENSION    RESTORATION   POSTRETIREMENT   PENSION    RESTORATION   POSTRETIREMENT
                              BENEFITS    BENEFITS        BENEFITS      BENEFITS    BENEFITS        BENEFITS
                              --------   -----------   --------------   --------   -----------   --------------
                                                                (IN MILLIONS)
Accumulated benefit
  obligation................   $1,446        $83            $479         $1,589        $75            $518
Projected benefit
  obligation................    1,550         86             479          1,692         77             518
Plan assets.................    1,054         --             131          1,194         --             150

  (c) SAVINGS PLAN

     The Company has a qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code) and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 16% of compensation. The Company matches 75% of the first 6% of each employee's compensation contributed. The Company may contribute an additional discretionary match of up to 50% of the first 6% of each employee's compensation contributed. These matching contributions are fully vested at all times. A substantial portion of the Company's match is initially invested in CenterPoint Energy common stock through the ESOP.

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

     The ESOP includes company stock which is encumbered by a loan. Upon the release from the encumbrance of the loan, the Company may use released shares to satisfy its obligation to make matching contributions under the Company's savings plan. Generally, debt service on the loan is paid using all dividends on shares currently or formerly encumbered by the loan, interest earnings on funds held in trust and cash contributions by the Company. Shares of CenterPoint Energy common stock are released from the encumbrance of the loan based on the proportion of debt service paid during the period. It is anticipated that the loan will be repaid in full in 2004 and all remaining shares of Company common stock that secure the loan will be released from the encumbrance and allocated to participant accounts under the plan in 2004.

     The Company recognizes benefit expense equal to the fair value of the shares committed to be released. The Company credits to unearned shares the original purchase price of shares committed to be released to

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES plan participants with the difference between the fair value of the shares and the original purchase price recorded to common stock. Dividends on allocated shares are recorded as a reduction to retained earnings. Dividends on unallocated shares are recorded as a reduction of principal or accrued interest on the loan.

     Share balances currently or formerly encumbered by a loan at December 31, 2002 and 2003 were as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2003
                                                             -----------   -----------
Allocated shares transferred/distributed from the savings
  plan.....................................................    5,943,297     6,329,002
Allocated shares...........................................    8,734,810    13,076,801
Unearned shares(1)(2)......................................    4,915,577       911,847
                                                             -----------   -----------
  Total ESOP shares(1)(2)..................................   19,593,684    20,317,650
                                                             ===========   ===========
Fair value of unearned ESOP shares.........................  $41,782,405   $ 8,832,890
                                                             ===========   ===========

---------------

(1) During 2002, unearned shares and total shares were increased by 831,500 shares due to additional shares purchased with proceeds from the sale of Reliant Resources common stock, which was received in connection with the Reliant Resources Distribution.

(2) During 2003, unearned shares and total shares were increased by 723,966 shares due to additional shares purchased with proceeds from the sale of Texas Genco common stock, which was received in connection with the Texas Genco Distribution.

     As a result of the ESOP, the savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2003, an aggregate of 34,749,760 shares of CenterPoint Energy's common stock were held by the savings plan, which represented 28% of its investments. Given the concentration of the investments in CenterPoint Energy's common stock, the savings plan and its participants have market risk related to this investment.

     The Company's savings plan benefit expense was $51 million, $47 million and $38 million in 2001, 2002 and 2003, respectively. Included in these amounts are $16 million and $6 million of savings plan benefit expense for 2001 and 2002, respectively, related to Reliant Resources' participants, which is reflected as discontinued operations in the Statements of Consolidated Operations.

  (d) POSTEMPLOYMENT BENEFITS

     Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan) were $6 million, $12 million and $10 million in 2001, 2002 and 2003, respectively.

     The Company's postemployment obligation is presented as a liability in the Consolidated Balance Sheets under the caption "Benefit Obligations."

  (e) OTHER NON-QUALIFIED PLANS

     The Company has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2001, 2002 and 2003, the Company recorded benefit expense relating to these programs of $17 million, $11 million and $13 million, respectively. Included in the amounts are $4 million and $0.2 million of benefit expense for 2001 and 2002, related to Reliant Resources participants, which is reflected as discontinued operations in the Statements of Consolidated Operations. Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2003 was $132 million and $127 million, respectively, relating to deferred compensation plans.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (f) CHANGE OF CONTROL AGREEMENTS AND OTHER EMPLOYEE MATTERS

     In December 2003, the Company entered into agreements with certain of its executive officers that generally provide, to the extent applicable, in the case of a change of control of the Company and termination of employment, severance benefits of up to three times annual base salary plus bonus and other benefits.

     As of December 31, 2003, approximately 35% of the Company's employees are subject to collective bargaining agreements. Three of these agreements, covering approximately 14% of the Company's employees, have expired or will expire in 2004.

     The 1,030 bargaining unit employees of Texas Genco were covered by a collective bargaining unit agreement with the International Brotherhood of Electrical Workers Local 66 that expired in September 2003. These bargaining unit employees have continued to work without interruption and have not had any work interruptions since 1976. Texas Genco continues to have a good relationship with the bargaining unit and is actively negotiating to obtain a new agreement in 2004.

     The Minnegasco division of our natural gas distribution business has 512 bargaining unit employees that are covered by collective bargaining unit agreements that have expired or will expire in 2004. An agreement with the International Brotherhood of Electrical Workers Local 949, which expired in December 2003, was renegotiated in February 2004 covering 267 of these employees. The remaining 245 employees are covered by a collective bargaining agreement with the Office and Professional Employees International Union Local 12, which expires in May 2004.

(11)  INCOME TAXES

     The Company's current and deferred components of income tax expense (benefit) were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2002     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Current:
  Federal...................................................  $ 367    $(113)   $(288)
  State.....................................................     (2)       9        5
                                                              -----    -----    -----
     Total current..........................................    365     (104)    (283)
                                                              -----    -----    -----
Deferred:
  Federal...................................................   (107)     291      485
  State.....................................................     --       11       14
                                                              -----    -----    -----
     Total deferred.........................................   (107)     302      499
                                                              -----    -----    -----
Income tax expense..........................................  $ 258    $ 198    $ 216
                                                              =====    =====    =====

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                              2001   2002   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Income from continuing operations before income taxes.......  $757   $567   $665
Federal statutory rate......................................    35%    35%    35%
                                                              ----   ----   ----
Income taxes at statutory rate..............................   265    198    233
                                                              ----   ----   ----
Net addition (reduction) in taxes resulting from:
  State income taxes, net of valuation allowances and
     federal income tax benefit.............................    (2)    13     12
  Capital loss benefit(1)...................................    --    (72)    --
  Amortization of investment tax credit.....................   (18)   (13)   (15)
  Excess deferred taxes.....................................    (5)    (3)    (4)
  Goodwill amortization.....................................    16     --     --
  Valuation allowance, capital loss(1)......................    --     72     --
  Other, net................................................     2      3    (10)
                                                              ----   ----   ----
     Total..................................................    (7)    --    (17)
                                                              ----   ----   ----
Income tax expense..........................................  $258   $198   $216
                                                              ====   ====   ====
Effective rate..............................................  34.0%  35.0%  32.5%

---------------

(1) See discussion below, under tax attribute carryforwards.

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Current:
     Allowance for doubtful accounts........................  $    9   $    9
     Non-trading derivative assets, net.....................      35       20
     Current portion of capital loss........................       8       --
                                                              ------   ------
       Total current deferred tax assets....................      52       29
                                                              ------   ------
  Non-current:
     Employee benefits......................................     374      299
     Disallowed plant cost, net.............................      --       18
     Operating and capital loss carryforwards...............      86      141
     Contingent liabilities associated with discontinuance
      of SFAS No. 71........................................     108       74
     Foreign exchange gains.................................      16       16
     Impairment of foreign asset............................      51       --
     Other..................................................      90      125
     Valuation allowance....................................     (83)     (73)
                                                              ------   ------
       Total non-current deferred tax assets................     642      600
                                                              ------   ------
       Total deferred tax assets............................     694      629
                                                              ------   ------
Deferred tax liabilities:
  Current:
     Unrealized gain on indexed debt securities.............     276      284
     Unrealized gain on Time Warner investment..............      61       91
                                                              ------   ------
       Total current deferred tax liabilities...............     337      375
                                                              ------   ------

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
  Non-current:
     Depreciation...........................................   2,397    2,570
     Regulatory assets, net.................................     634      951
     Deferred gas costs.....................................       3       --
     Other..................................................      53       89
                                                              ------   ------
       Total non-current deferred tax liabilities...........   3,087    3,610
                                                              ------   ------
       Total deferred tax liabilities.......................   3,424    3,985
                                                              ------   ------
          Accumulated deferred income taxes, net............  $2,730   $3,356
                                                              ======   ======

     CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997 through 2000 consolidated federal income tax returns are currently under audit.

     Tax Attribute Carryforwards. At December 31, 2003 the Company had $45 million and $348 million of federal and state net operating loss carryforwards, respectively. The losses are available to offset future federal and state taxable income through the year 2022. Substantially all of the state loss carryforwards will expire between 2014 and 2020. The Company also had $333 million of capital loss carryforwards which will expire in 2007 and 2008.

     In conjunction with the Reliant Resources Distribution in 2002, the Company realized a previously unrecorded capital loss attributable to the excess of the tax basis over the book carrying value in former subsidiaries sold to Reliant Resources. The tax benefit of this excess tax basis is recorded under SFAS No. 109, "Accounting for Income Taxes", when realizable under the facts, such as a loss from a previously deferred taxable disposition that is triggered by a spin-off. In 2003, the Company realized additional capital losses attributable to the disposition of the stock of foreign subsidiaries. Capital losses may be used in the three taxable years preceding the year of the loss or the five taxable years following the year of the loss. Federal tax law only allows utilization of capital losses to offset capital gains. The Company believes that some uncertainty exists with respect to the Company's ability to generate capital gains during the utilization period; therefore, a valuation allowance has been established for the carryforwards not expected to be realized.

     The valuation allowance reflects a net increase of $68 million in 2002 and a net decrease of $10 million in 2003. These net changes resulted from a reassessment of the Company's future ability to use federal capital loss carryforwards and state tax net operating loss carryforwards.

     Tax Refunds. In 2003, the Company received income tax refunds from the Internal Revenue Service of $203 million related to the federal tax net operating loss and capital loss generated in 2002. Of this amount, $8 million related to refunds generated from the carryback of the federal capital loss.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(12)  COMMITMENTS AND CONTINGENCIES

  (a) COMMITMENTS

     Environmental Capital Commitments. CenterPoint Energy anticipates investing up to $131 million in capital and other special project expenditures between 2004 and 2008 for environmental compliance. CenterPoint Energy anticipates expenditures to be as follows (in millions):

2004........................................................   $ 42
2005........................................................     32
2006........................................................     43
2007........................................................     14
2008(1).....................................................     --
                                                               ----
  Total.....................................................   $131
                                                               ====

---------------

(1) NOx control estimates for 2008 have not been finalized.

     Fuel and Purchased Power. Fuel commitments include several long-term coal, lignite and natural gas contracts related to Texas power generation operations and natural gas contracts related to the Company's natural gas distribution operations, which have various quantity requirements and durations that are not classified as non-trading derivatives assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2003 as these contracts meet the SFAS No. 133 exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Minimum payment obligations for coal and transportation agreements and lignite mining and lease agreements that extend through 2012 are approximately $309 million in 2004, $251 million in 2005, $256 million in 2006, $248 million in 2007 and $162 million in 2008.
Minimum payment obligations for natural gas supply contracts are approximately $1 billion in 2004, $565 million in 2005, $344 million in 2006, $171 million in 2007 and $24 million in 2008. Purchase commitments related to purchased power are not material to CenterPoint Energy's operations.

  (b) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2003, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

2004........................................................   $ 42
2005........................................................     27
2006........................................................     24
2007........................................................     20
2008........................................................     17
2009 and beyond.............................................     56
                                                               ----
  Total.....................................................   $186
                                                               ====

     Total lease expense for all operating leases was $45 million, $47 million and $46 million during 2001, 2002 and 2003, respectively.

  (c) LEGAL, ENVIRONMENTAL AND OTHER REGULATORY MATTERS

  Legal Matters

  Reliant Resources Indemnified Litigation

     The Company, CenterPoint Houston or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, the Company and its subsidiaries are entitled to be indemnified by Reliant Resources for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, but most of the lawsuits remain in early procedural stages. Our former subsidiary, Reliant Resources, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. Reliant Resources, some of its subsidiaries and in some cases, corporate officers of some of those companies, have been named as defendants in these suits.

     The Company, CenterPoint Houston or their predecessor, Reliant Energy, have also been named in approximately 25 of these lawsuits, which were instituted in 2002 and 2003 and are pending in state courts in San Diego, San Francisco and Los Angeles Counties and in federal district courts in San Francisco, San Diego, Los Angeles and Nevada. However, neither the Company nor Reliant Energy was a participant in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from the remaining cases.

     Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its former and current executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the initial public offering of Reliant Resources common stock in May 2001 (Reliant Resources Offering). One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or Reliant Resources during certain time periods ranging from February 2000 to May 2002, including purchasers of common stock that can be traced to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the Reliant Resources Offering remain.

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

In January 2004 the trial judge ordered dismissal of plaintiffs' claims on the ground that they did not set forth a claim, but granted the plaintiffs leave to amend their complaint.

     In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. Two of the lawsuits have been dismissed without prejudice. The remaining lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution. In January 2004 the trial judge dismissed the complaints against a number of defendants, but allowed the case to proceed against members of the Reliant Energy benefits committee.

     In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of the Company. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off of Reliant Resources and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

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

  Other Legal Matters

     Texas Antitrust Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, Reliant Resources, Reliant Electric Solutions, LLC, several other Reliant Resources subsidiaries and several other participants in the ERCOT power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add the Company and CenterPoint Houston, as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations have previously been investigated by the Texas Utility Commission and found to be without merit. The Company also believes the plaintiff's allegations are without merit and will seek their dismissal.

     Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial of the original claimant cities (but not the class of

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES cities), the trial court decertified the class and reduced the damages awarded by the jury to $1.7 million, including interest, plus an award of $13.7 million in legal fees. Despite other jury findings for the plaintiffs, the trial court's judgment was based on the jury's finding in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

     On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities filed a petition for review at the Texas Supreme Court, which declined to hear the case, although the time period for the Three Cities to file a motion for rehearing has not yet expired. The extent to which issues in the Three Cities case may affect the claims of the other cities served by CenterPoint Houston cannot be assessed until judgments are final and no longer subject to appeal.

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

     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed against CERC in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential or business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by CERC. In February 2004, another suit was filed against CERC in Calcasieu Parish, Louisiana, seeking to recover alleged overcharges for gas or gas services allegedly provided by Entex without advance approval by the LPSC. The plaintiffs in these cases seek injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages and civil penalties. In these cases, the Company, CERC and Entex Gas Marketing Company deny that they have overcharged any of their customers

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities.

  Environmental Matters

     Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through December 31, 2003, the Company has invested $664 million for NOx emission control, and plans to make expenditures of up to approximately $131 million during the years 2004 through 2007. Further revisions to these NOx standards may result from the TCEQ's future rules, expected by 2007, implementing more stringent federal eight-hour ozone standards. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities and the final amount for recovery will be determined in the 2004 True-Up Proceeding.

     Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among some of the defendants in lawsuits filed beginning in August 2001 in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility," which was formerly operated by a predecessor in interest of CERC Corp. This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

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

     At December 31, 2003, CERC had accrued $19 million for remediation of certain Minnesota sites. At December 31, 2003, the estimated range of possible remediation costs for these sites was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12.5 million as of December 31, 2003 to be used for environmental remediation.

     CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. CERC has been named as a defendant in lawsuits under which

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. Based on current information, the Company has not been able to quantify a range of environmental expenditures for such sites.

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

  Other Proceedings

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

  (d) NUCLEAR INSURANCE

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

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.6 billion as of December 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have been enhanced to provide additional protection against terrorist attacks.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

  (e) NUCLEAR DECOMMISSIONING

     CenterPoint Houston contributed $14.8 million in 2001 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. CenterPoint Houston contributed $2.9 million in both 2002 and 2003 to these trusts. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $189 million as of December 31, 2003, of which approximately 37% were fixed-rate debt securities and the remaining 63% were equity securities. For a discussion of the accounting treatment for the securities held in the nuclear decommissioning trust, see Note 2(k). In July 1999, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. For information regarding the effect of the business separation plan on funding of the nuclear decommissioning trust fund, see Note 4(c).

(13)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" in accordance with SFAS No. 115, and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Consolidated Balance Sheets at December 31, 2002 and 2003 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Note 5). Therefore, these financial instruments are stated at fair value and are excluded from the table below.

                                                  DECEMBER 31, 2002   DECEMBER 31, 2003
                                                  -----------------   ------------------
                                                  CARRYING    FAIR    CARRYING    FAIR
                                                   AMOUNT    VALUE     AMOUNT     VALUE
                                                  --------   ------   --------   -------
                                                              (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases).....   $6,135    $6,349   $10,820    $11,325
  Trust preferred securities....................      706       476        --         --

     The trust preferred securities were deconsolidated effective December 31, 2003 pursuant to the adoption of FIN 46. This resulted in the junior subordinated debentures held by the trusts being reported as long-term debt. For further discussion, see Note 2(n).

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(14)  EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                  2001              2002              2003
                                                             --------------    --------------    --------------
                                                             (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Basic EPS calculation:
  Income from continuing operations before cumulative
    effect of accounting change............................   $        499      $        369      $        420
  Discontinued Operations:
    Income from Reliant Resources, net of tax..............            475                82                --
    Income from Other Operations, net of tax...............            (53)               --                (3)
    Loss on disposal of Reliant Resources..................             --            (4,371)               --
    Loss on disposal of Other Operations, net of tax.......             --                --               (13)
  Cumulative effect of accounting change, net of tax.......             59                --                80
                                                              ------------      ------------      ------------
  Net income (loss) attributable to common shareholders....   $        980      $     (3,920)     $        484
                                                              ============      ============      ============
Weighted average shares outstanding........................    289,776,000       297,997,000       303,867,000
Basic EPS:
  Income from continuing operations before cumulative
    effect of accounting change............................   $       1.72      $       1.24      $       1.38
  Discontinued Operations:
    Income from Reliant Resources, net of tax..............           1.64              0.27                --
    Income from Other Operations, net of tax...............          (0.18)               --             (0.01)
    Loss on disposal of Reliant Resources..................             --            (14.67)               --
    Loss on disposal of Other Operations, net of tax.......             --                --             (0.04)
  Cumulative effect of accounting change, net of tax.......           0.20                --              0.26
                                                              ------------      ------------      ------------
  Net income (loss) attributable to common shareholders....   $       3.38      $     (13.16)     $       1.59
                                                              ============      ============      ============
Diluted EPS calculation:
  Net income (loss) attributable to common shareholders....   $        980      $     (3,920)     $        484
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred
      securities...........................................             --                --                --
                                                              ------------      ------------      ------------
  Total earnings effect assuming dilution..................   $        980      $     (3,920)     $        484
                                                              ============      ============      ============
Weighted average shares outstanding........................    289,776,000       297,997,000       303,867,000
  Plus: Incremental shares from assumed conversions(1)
    Stock options..........................................      1,650,000           846,000           851,000
    Restricted stock.......................................        754,000           784,000         1,484,000
    6 1/4% convertible trust preferred securities..........         13,000            17,000            18,000
                                                              ------------      ------------      ------------
  Weighted average shares assuming dilution................    292,193,000       299,644,000       306,220,000
                                                              ============      ============      ============
Diluted EPS:
  Income from continuing operations before cumulative
    effect of accounting change............................   $       1.71      $       1.23      $       1.37
  Discontinued Operations:
    Income from Reliant Resources, net of tax..............           1.62              0.27                --
    Income from Other Operations, net of tax...............          (0.18)               --             (0.01)
    Loss on disposal of Reliant Resources..................             --            (14.58)               --
    Loss on disposal of Other Operations, net of tax.......             --                --             (0.04)
  Cumulative effect of accounting change, net of tax.......           0.20                --              0.26
                                                              ------------      ------------      ------------
  Net income (loss) attributable to common shareholders....   $       3.35      $     (13.08)     $       1.58
                                                              ============      ============      ============

---------------

(1) Options to purchase 2,074,437, 9,709,272 and 10,106,673 shares were outstanding for the years ended December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the respective years.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(15)  UNAUDITED QUARTERLY INFORMATION

     The consolidated financial statements have been prepared to reflect the effect of the Reliant Resources Distribution, the sale of the Company's remaining Latin America operations subsequent to December 31, 2002 and the sale of CEMS in November 2003 as described in Note 3. The consolidated financial statements present the Reliant Resources businesses and the Company's Latin America and CEMS operations as discontinued operations, in accordance with SFAS No. 144. Accordingly, the consolidated financial statements reflect these operations as discontinued operations for each of the three years in the period ended December 31, 2003.

     Summarized quarterly financial data is as follows:

                                                          YEAR ENDED DECEMBER 31, 2002
                                                    -----------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................   $2,077     $1,798    $ 1,917     $2,106
Operating income..................................      352        290        431        260
Income (loss) from continuing operations..........      145         87        161        (24)
Discontinued operations...........................     (114)       149     (4,285)       (39)
Net income (loss) attributable to common
  shareholders....................................       31        236     (4,124)       (63)
Basic earnings (loss) per share:(1)
  Income (loss) from continuing operations........   $ 0.49     $ 0.29    $  0.54     $(0.08)
  Discontinued operations.........................    (0.38)      0.50     (14.34)     (0.13)
                                                     ------     ------    -------     ------
  Net income (loss) attributable to common
     shareholders.................................   $ 0.11     $ 0.79    $(13.80)    $(0.21)
                                                     ======     ======    =======     ======
Diluted (loss) earnings per share:(1)
  Income (loss) from continuing operations........   $ 0.49     $ 0.29    $  0.54     $(0.08)
  Discontinued operations.........................    (0.38)      0.50     (14.31)     (0.13)
                                                     ------     ------    -------     ------
  Net income (loss) attributable to common
     shareholders.................................   $ 0.11     $ 0.79    $(13.77)    $(0.21)
                                                     ======     ======    =======     ======

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31, 2003
                                                    -----------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................   $2,900     $2,091    $ 2,250     $2,519
Operating income..................................      361        346        549        348
Income from continuing operations.................       82         83        183         72
Discontinued operations...........................        7        (20)        (1)        (2)
Cumulative effect of accounting change, net of
  tax.............................................       80         --         --         --
Net income attributable to common shareholders....      169         63        182         70
Basic earnings per share:(1)
  Income from continuing operations...............   $ 0.27     $ 0.27    $  0.60     $ 0.24
  Discontinued operations.........................     0.02      (0.06)        --      (0.01)
  Cumulative effect of accounting change, net of
     tax..........................................     0.27         --         --         --
                                                     ------     ------    -------     ------
  Net income attributable to common
     shareholders.................................   $ 0.56     $ 0.21    $  0.60     $ 0.23
                                                     ======     ======    =======     ======
Diluted earnings per share:(1)
  Income from continuing operations...............   $ 0.27     $ 0.27    $  0.60     $ 0.23
  Discontinued operations.........................     0.02      (0.06)     (0.01)        --
  Cumulative effect of accounting change, net of
     tax..........................................     0.27         --         --         --
                                                     ------     ------    -------     ------
  Net income attributable to common
     shareholders.................................   $ 0.56     $ 0.21    $  0.59     $ 0.23
                                                     ======     ======    =======     ======

---------------

(1) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(16)  REPORTABLE BUSINESS SEGMENTS

     The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to business segments. Effective with the deregulation of the Texas electric industry beginning January 1, 2002, the basis of business segment reporting changed for the Company's electric operations. The Texas generation operations of CenterPoint Energy's former integrated electric utility, Reliant Energy HL&P, are a separate reportable business segment, Electric Generation, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is reported separately in the Electric Transmission & Distribution business segment. Note that certain estimates and allocations have been used to separate historical, (pre-January 1, 2002) Electric Generation business segment data from the Electric Transmission & Distribution business segment data. Reportable business segments presented herein do not include the operations of Reliant Resources which are presented as discontinued operations within these consolidated financial statements. Additionally, the Company's Latin America operations and its energy management services business, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these consolidated financial statements.

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

For a description of the financial reporting business segments, see Note 1. Financial data for business segments and products and services are as follows:

                               ELECTRIC                     NATURAL      PIPELINES
                            TRANSMISSION &    ELECTRIC        GAS           AND        OTHER      DISCONTINUED
                             DISTRIBUTION    GENERATION   DISTRIBUTION   GATHERING   OPERATIONS    OPERATIONS
                            --------------   ----------   ------------   ---------   ----------   ------------
                                                              (IN MILLIONS)
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2001:
Revenues from external
  customers...............       2,100         3,411         4,737           307           4             --
Intersegment revenues.....          --            --             5           108          --             --
Depreciation and
  amortization............         299           154           147            58           5             --
Operating income (loss)...         863           265           130           137         (46)            --
Total assets..............       7,910         4,438         4,083         2,379       1,145         12,392
Expenditures for
  long-lived assets.......         527           409           209            54          12             --
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2002:
Revenues from external
  customers...............       2,222(1)      1,488(2)      3,927           253           8             --
Intersegment revenues.....          --             5            33           121          22             --
Depreciation and
  amortization............         271           157           126            41          19             --
Operating income (loss)...       1,096          (133)          198           153          19             --
Total assets..............       9,321         4,508         4,428         2,500       1,345             63
Expenditures for
  long-lived assets.......         261           280           196            70          39             --
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2003:
Revenues from external
  customers...............       2,124(1)      2,002(2)      5,378           241          15             --
Intersegment revenues.....          --            --            57           166          13             --
Depreciation and
  amortization............         270           159           136            40          20             --
Operating income..........       1,020           222           202           158           2             --
Total assets..............      10,326         4,640         4,661         2,519       1,347             --
Expenditures for
  long-lived assets.......         218           151           199            66          14             --


                            RECONCILING
                            ELIMINATIONS   CONSOLIDATED
                            ------------   ------------
                                   (IN MILLIONS)
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2001:
Revenues from external
  customers...............         --         10,559
Intersegment revenues.....       (113)            --
Depreciation and
  amortization............         --            663
Operating income (loss)...        (25)         1,324
Total assets..............       (376)        31,971
Expenditures for
  long-lived assets.......         --          1,211
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2002:
Revenues from external
  customers...............         --          7,898
Intersegment revenues.....       (181)            --
Depreciation and
  amortization............         --            614
Operating income (loss)...         --          1,333
Total assets..............     (1,708)        20,457
Expenditures for
  long-lived assets.......         --            846
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2003:
Revenues from external
  customers...............         --          9,760
Intersegment revenues.....       (236)            --
Depreciation and
  amortization............         --            625
Operating income..........         --          1,604
Total assets..............     (2,116)        21,377
Expenditures for
  long-lived assets.......         --            648

---------------

(1) Sales to subsidiaries of Reliant Resources in 2002 and 2003 represented approximately $820 million and $948 million, respectively, of CenterPoint Houston's transmission and distribution revenues since deregulation began in 2002.

(2) Sales to subsidiaries of Reliant Resources represented approximately 67% and 71% of Texas Genco's total revenues in 2002 and 2003, respectively. Sales to another major customer in 2002 and 2003 represented approximately 15% and 10%, respectively, of Texas Genco's total revenues.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001      2002     2003
                                                            -------   ------   ------
                                                                  (IN MILLIONS)
REVENUES BY PRODUCTS AND SERVICES:
Retail electricity sales..................................  $ 5,511   $   --   $   --
Wholesale electricity sales...............................       --    1,488    2,002
Electric delivery sales...................................       --    1,525    1,463
ECOM revenue..............................................       --      697      661
Retail gas sales..........................................    4,645    3,832    5,282
Gas transport.............................................      307      253      241
Energy products and services..............................       96      103      111
                                                            -------   ------   ------
  Total...................................................  $10,559   $7,898   $9,760
                                                            =======   ======   ======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CenterPoint Energy, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and its subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, the Company distributed its 83% ownership interest in Reliant Resources, Inc. on September 30, 2002. The loss on distribution and the results of operations for Reliant Resources, Inc. for periods prior to the distribution are included in discontinued operations in the accompanying consolidated financial statements.

     As discussed in Note 2(d) to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     As discussed in Note 2(n) to the consolidated financial statements, on January 1, 2003, the Company recorded asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10, to the extent not set forth in "Executive Officers" in Item 1, is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.
     Statements of Consolidated Operations for the Three
      Years Ended December 31, 2003.........................    70
     Statements of Consolidated Comprehensive Income for the
      Three Years Ended December 31, 2003...................    71
     Consolidated Balance Sheets at December 31, 2003 and
      2002..................................................    72
     Statements of Consolidated Cash Flows for the Three
      Years Ended December 31, 2003.........................    73
     Statements of Consolidated Shareholders' Equity for the
      Three Years Ended December 31, 2003...................    74
     Notes to Consolidated Financial Statements.............    75
     Independent Auditors' Report...........................   130

(a)(2) Financial Statement Schedules for the Three Years
  Ended December 31, 2003.
     I -- Condensed Financial Information of CenterPoint
      Energy, Inc. (Parent Company) ........................   134
     II -- Qualifying Valuation Accounts....................   141

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     III, IV and V.

     (a)(3) Exhibits.

     See Index of Exhibits on page 143, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

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

     On December 9, 2003, we filed a Current Report on Form 8-K dated December 5, 2003 to report that Standard & Poor's Ratings Services affirmed its corporate credit ratings on us, CenterPoint Houston and CERC and that the outlook was revised to negative from stable.

     On December 10, 2003, we filed a Current Report on Form 8-K dated December 20, 2003 to report that Fitch, Inc. affirmed its outstanding credit ratings on us, CenterPoint Houston and CERC and that the outlook was revised to negative from stable.

     On December 12, 2003, we filed a Current Report on Form 8-K dated December 11, 2003 to report a failure at a diesel generator during a routine monthly surveillance test at the South Texas Project nuclear facility.

     On December 19, 2003, we filed a Current Report on Form 8-K dated December 10, 2003 to announce that we had priced and closed the sale of $225 million aggregate principal amount of our convertible senior notes due 2024 through a private offering (including $30 million received upon exercise of the initial purchasers' option).

     On January 29, 2004, we filed a Current Report on Form 8-K dated January 23, 2004 to report that Reliant Resources notified us it would not exercise its option to purchase our 81% interest in Texas Genco.

     On February 12, 2004, we filed a Current Report on Form 8-K dated February 12, 2004, in which we furnished information under Item 12 of that form relating to our fourth quarter 2004 earnings.

     On March 3, 2004, we filed a Current Report on Form 8-K dated March 3, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

     On March 10, 2004, we filed a Current Report on Form 8-K dated March 4, 2004 to report the administrative law judge's recommendation regarding CenterPoint Houston's final fuel reconciliation proceeding and its effect on our previously reported 2003 earnings.

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS

                                                               FOR THE PERIOD
                                                              SEPTEMBER 1, 2002
                                                                   THROUGH          FOR THE YEAR
                                                                DECEMBER 31,            ENDED
                                                                    2002          DECEMBER 31, 2003
                                                              -----------------   -----------------
                                                                         (IN THOUSANDS)
Equity Income (Losses) of Subsidiaries......................     $    (4,907)         $ 850,394
Interest Income from Subsidiaries...........................          29,878             63,266
Loss on Disposal of Subsidiary..............................      (4,371,464)                --
Loss on Indexed Debt Securities.............................          (7,964)           (96,473)
Operation and Maintenance Expenses..........................          (5,793)           (12,944)
Depreciation and Amortization...............................          (5,978)           (14,029)
Taxes Other than Income.....................................          (6,024)            (5,091)
Interest Expense to Subsidiaries............................         (31,198)           (93,100)
Interest Expense............................................        (188,027)          (393,717)
Income Tax Benefit..........................................          64,916            185,361
                                                                 -----------          ---------
Net Income (Loss)...........................................     $(4,526,561)         $ 483,667
                                                                 ===========          =========

 See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial
                         Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2003
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   222,511     $   21,617
  Notes receivable -- affiliated companies..................      492,246        201,887
  Accounts receivable -- affiliated companies...............      130,712         89,835
  Other assets..............................................       10,197         13,675
                                                              -----------     ----------
     Total current assets...................................      855,666        327,014
                                                              -----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      114,240        111,533
                                                              -----------     ----------
OTHER ASSETS:
  Investment in subsidiaries................................    8,090,581      8,620,685
  Notes receivable -- affiliated companies..................      984,063        443,090
  Accumulated deferred tax asset............................      319,675        213,858
  Other assets..............................................      185,719        125,115
                                                              -----------     ----------
     Total other assets.....................................    9,580,038      9,402,748
                                                              -----------     ----------
       TOTAL ASSETS.........................................  $10,549,944     $9,841,295
                                                              ===========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable -- affiliated companies.....................  $    37,292     $    6,018
  Current portion of long-term debt.........................      272,422        119,564
  Indexed debt securities derivative........................      224,881        321,352
  Accounts payable:
     Affiliated companies...................................       50,948         79,647
     Other..................................................        8,869         13,362
  Taxes accrued.............................................      609,512        594,476
  Interest accrued..........................................       89,206         41,246
  Other.....................................................       73,334         32,277
                                                              -----------     ----------
     Total current liabilities..............................    1,366,464      1,207,942
                                                              -----------     ----------
OTHER LIABILITIES:
  Benefit obligations.......................................      622,284        603,845
  Notes payable -- affiliated companies.....................    1,679,706      1,677,720
  Other.....................................................      365,646        314,366
                                                              -----------     ----------
     Total non-current liabilities..........................    2,667,636      2,595,931
                                                              -----------     ----------
LONG-TERM DEBT..............................................    5,104,474      4,311,394
                                                              -----------     ----------
SHAREHOLDERS' EQUITY:
  Common stock..............................................        3,050          3,063
  Additional paid-in capital................................    3,046,043      2,868,416
  Retained deficit..........................................   (1,062,083)      (700,033)
  Unearned ESOP stock.......................................      (78,049)        (2,842)
  Accumulated other comprehensive loss......................     (497,591)      (442,576)
                                                              -----------     ----------
     Total shareholders' equity.............................    1,411,370      1,726,028
                                                              -----------     ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $10,549,944     $9,841,295
                                                              ===========     ==========

 See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial
                         Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIOD
                                                              SEPTEMBER 1, 2002     FOR THE YEAR
                                                                   THROUGH              ENDED
                                                              DECEMBER 31, 2002   DECEMBER 31, 2003
                                                              -----------------   -----------------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................     $(4,526,561)        $   483,667
  Add: Loss on disposal of subsidiary.......................       4,371,464                  --
                                                                 -----------         -----------
  Adjusted income (loss)....................................        (155,097)            483,667
  Non-cash items included in net income (loss):
     Equity losses (income) of subsidiaries.................           4,907            (850,394)
     Deferred income tax expense (benefit)..................         (52,117)             65,778
     Depreciation and amortization..........................           5,978              14,029
     Amortization of debt issuance costs....................          32,649             112,046
     Loss on indexed debt securities........................           7,964              96,473
     Changes in working capital:
       Accounts receivable to affiliates, net...............          39,540              89,076
       Accounts payable.....................................          (1,302)              4,493
       Other current assets.................................          (6,571)             (3,478)
       Other current liabilities............................        (101,273)            (42,631)
  Common stock dividends received from subsidiaries.........          57,645             121,695
  Other.....................................................         (12,681)             72,747
                                                                 -----------         -----------
Net cash provided by (used in) operating activities.........        (180,358)            163,501
                                                                 -----------         -----------
INVESTING ACTIVITIES:
  Investment in subsidiaries................................        (181,654)             32,832
  Short-term notes receivable from affiliates...............        (178,127)            290,359
  Long-term notes receivable from affiliates................       1,067,280             540,973
  Capital expenditures, net.................................          (4,274)             (6,596)
                                                                 -----------         -----------
Net cash provided by investing activities...................         703,225             857,568
                                                                 -----------         -----------
FINANCING ACTIVITIES:
  Changes in short-term borrowings..........................         (21,000)                 --
  Payments on long-term debt................................        (168,558)         (6,727,055)
  Proceeds from long-term debt..............................              --           5,778,242
  Debt issuance costs.......................................         (87,798)           (117,641)
  Common stock dividends paid...............................         (48,672)           (122,249)
  Short-term notes payable to affiliates....................          25,177             (31,274)
  Long-term notes payable to affiliates.....................             495              (1,986)
                                                                 -----------         -----------
Net cash used in financing activities.......................        (300,356)         (1,221,963)
                                                                 -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         222,511            (200,894)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............              --             222,511
                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $   222,511         $    21,617
                                                                 ===========         ===========

 See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial
                         Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

    SCHEDULE I -- NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

     (1) The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy or the Company) appearing in the Annual Report on Form 10-K. CenterPoint Energy, Inc. is a public utility holding company that became the parent of Reliant Energy, Incorporated (Reliant Energy) and its subsidiaries on August 31, 2002 as part of a corporate restructuring of Reliant Energy (the Restructuring). CenterPoint Energy is a registered public utility holding company under the 1935 Act. Prior to the Restructuring, Reliant Energy was a public utility holding company that was exempt from registration under the 1935 Act. After the Restructuring, an exemption was no longer available for the corporate structure that the Texas Utility Commission required CenterPoint Energy to adopt under the Texas electric restructuring law. CenterPoint Energy did not conduct any activities other than those incident to its formation until September 1, 2002. Accordingly, statements of operations and cash flows would not provide meaningful information and have been omitted for periods prior to September 1, 2002.

     (2) As a registered public utility holding company, CenterPoint Energy and its subsidiaries except Texas Genco Holdings, Inc. (Texas Genco) are subject to a comprehensive regulatory scheme imposed by the Securities and Exchange Commission (SEC) in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under the 1935 Act, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, CenterPoint Energy is required to obtain approval from the SEC under the 1935 Act.

     Prior to the Restructuring, CenterPoint Energy and Reliant Energy obtained an order from the SEC that authorized the Restructuring transactions and granted those companies certain authority with respect to system financing, dividends and other matters.

     CenterPoint Energy received an order from the SEC under the 1935 Act on June 30, 2003 and supplemental orders thereafter relating to its financing activities and those of its regulated subsidiaries, as well as other matters. The orders are effective until June 30, 2005. As of December 31, 2003, the orders generally permitted CenterPoint Energy and its regulated subsidiaries to issue securities to refinance indebtedness outstanding at June 30, 2003, and authorized CenterPoint Energy and its regulated subsidiaries to issue certain incremental external debt securities and common and preferred stock through June 30, 2005, without prior authorization from the SEC. Further, the SEC has reserved jurisdiction over the issuance by CenterPoint Energy and its regulated subsidiaries of certain amounts of incremental external debt securities, so that CenterPoint Energy is required to obtain SEC approval prior to issuing those incremental amounts.

     The orders require that if CenterPoint or any of its regulated subsidiaries issues any security that is rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of the issuer and of CenterPoint Energy must be rated investment grade by at least one NRSRO. The orders also contain certain requirements for interest rates, maturities, issuance expenses and use of proceeds. Under the orders, CenterPoint Energy's common equity as a percentage of total capitalization must be at least 30%. The SEC has acknowledged that prior to the monetization of Texas Genco and the securitization of the true-up components, the Company's common equity as a percentage of total capitalization is expected to remain less than 30%. In addition, after the securitization, the Company's common equity as a percentage of total capitalization, including securitized debt, is expected to be less than 30%, which the SEC has permitted for other companies.

     (3) On September 30, 2002, CenterPoint Energy distributed to its shareholders 240 million shares of Reliant Resources common stock, which represented CenterPoint Energy's approximately 83% ownership interest in Reliant Resources, by means of a tax-free spin-off in the form of a dividend. Holders of CenterPoint Energy common stock on the record date received 0.788603 shares of Reliant Resources common stock for

                            CENTERPOINT ENERGY, INC.

each share of CenterPoint Energy stock that they owned on the record date. The total value of the Reliant Resources Distribution, after the impairment charge discussed below, was $847 million.

     As a result of the spin-off of Reliant Resources, CenterPoint Energy recorded a non-cash loss on disposal of discontinued operations of $4.4 billion in 2002. This loss represented the excess of the carrying value of CenterPoint Energy's net investment in Reliant Resources over the market value of Reliant Resources' common stock. CenterPoint Energy's financial statements reflect the reclassifications necessary to present Reliant Resources as discontinued operations for all periods shown. Through the date of the spin-off, Reliant Resources' assets and liabilities are shown in CenterPoint Energy's Consolidated Balance Sheets as current and non-current assets and liabilities of discontinued operations.

     (4) CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to its shareholders on January 6, 2003. As a result of the distribution of Texas Genco common stock, CenterPoint Energy recorded a pre-tax impairment charge of $399 million, which was reflected as a regulatory asset in the Consolidated Balance Sheet as of December 31, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of Texas Genco's common stock. Additionally, in connection with the distribution, CenterPoint Energy recorded minority interest ownership in Texas Genco of $146 million in its Consolidated Balance Sheet in the first quarter of 2003.

     (5) On October 7, 2003, the Company entered into a three-year credit facility composed of a revolving credit facility of $1.4 billion and a $925 million term loan from institutional investors. The facility matures on October 7, 2006 and requires prepayments aggregating $20 million. Borrowings under the revolver ($523 million at December 31, 2003) bear interest based on the London inter-bank offered rate (LIBOR) under a pricing grid tied to the Company's credit ratings. At the Company's current ratings, the interest rate for borrowings under the revolver is LIBOR plus 300 basis points. The interest rate for borrowings under the term loan is LIBOR plus 350 basis points. The Company's Texas Genco stock is pledged to the lenders under the facility and the Company has agreed to limit the dividend paid on its common stock to $0.10 per share per quarter. The facility provides that until such time as the facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Energy Houston Electric, LLC's $1.3 billion term loan, and the net cash proceeds of any sales of the common stock of Texas Genco owned by the Company or of material portions of Texas Genco's assets shall be applied to repay loans under the facility and reduce that facility. Any money raised in other future capital markets offerings and in the sale of other significant assets is not required to be used to pay down the facility. The facility requires the Company not to fall below a minimum interest coverage ratio and not to exceed a maximum leverage ratio. The facility refinanced and replaced a prior bank facility that, as of September 30, 2003, consisted of an $856 million term loan and a $1.5 billion revolver. In connection with entering into the new facility, the Company paid up-front fees of approximately $16 million and avoided a payment of $18 million which would have been due under the prior facility on October 9, 2003. Additionally, in October 2003, the Company expensed $21 million of unamortized loan costs associated with the prior facility.

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

     On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 86.3558 shares of common stock

                            CENTERPOINT ENERGY, INC.

per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P), a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after May 15, 2008, in the event that the average trading price of a note for the applicable five trading day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period. Proceeds from the issuance of the convertible senior notes were used for term loan repayments and to repay revolver borrowings under the Company's prior facility in the amount of $557 million and $0.75 million, respectively.

     On May 27, 2003, the Company issued $400 million aggregate principal amount of senior notes composed of $200 million principal amount of 5-year notes with an interest rate of 5.875% and $200 million principal amount of 12-year notes with an interest rate of 6.85%. Proceeds in the amount of $397 million were used for repayments of the term loan under the Company's prior facility.

     In July 2003, the Company remarketed two series of insurance-backed pollution control bonds aggregating $151 million, reducing the interest rate from 5.8% to 4%. Of the total amount of bonds remarketed, $92 million mature on August 1, 2015 and $59 million mature on October 15, 2015.

     On September 9, 2003, the Company issued $200 million aggregate principal amount of 7.25% senior notes due September 1, 2010. Proceeds in the amount of approximately $198 million were used to repay a portion of the term loan under the Company's prior facility. As a result of the term loan repayments made from the proceeds of the September 9, 2003 debt issuance, in September 2003, the Company expensed $12.2 million of unamortized loan costs that were associated with the term loan under the Company's prior facility.

     On December 17, 2003, the Company issued $255 million aggregate principal amount of convertible senior notes due January 15, 2024 with an interest rate of 2.875%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 78.064 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's and S&P are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights

                            CENTERPOINT ENERGY, INC.

entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. CenterPoint Energy may elect to satisfy part or all of its conversion obligation by delivering cash in lieu of shares of CenterPoint Energy common stock. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after January 15, 2007, in the event that the average trading price of a note for the applicable five-trading-day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period. Proceeds from the issuance of the convertible senior notes were used to redeem, in January 2004, $250 million liquidation amount of the 8.125% trust preferred securities issued by HL&P Capital Trust I. Pending such use, the net proceeds were used to repay a portion of the outstanding borrowings under the Company's revolving credit facility.

                            CENTERPOINT ENERGY, INC.

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2003

COLUMN A                                              COLUMN B    COLUMN C     COLUMN D      COLUMN E
--------                                             ----------   ---------   -----------   ----------
                                                                  ADDITIONS
                                                     BALANCE AT   ---------   DEDUCTIONS    BALANCE AT
                                                     BEGINNING     CHARGED       FROM         END OF
DESCRIPTION                                          OF PERIOD    TO INCOME   RESERVES(1)     PERIOD
-----------                                          ----------   ---------   -----------   ----------
                                                                      (IN THOUSANDS)
Year Ended December 31, 2003:
  Accumulated provisions:
     Uncollectible accounts receivable.............   $24,294      $24,312      $17,531      $31,075
     Deferred tax asset valuation allowance........    82,929       (9,681)          --       73,248
Year Ended December 31, 2002:
  Accumulated provisions:
     Uncollectible accounts receivable.............   $46,047      $25,883      $47,636      $24,294
     Deferred tax asset valuation allowance........    15,439       67,490           --       82,929
Year Ended December 31, 2001:
  Accumulated provisions:
     Uncollectible accounts receivable.............   $37,521      $58,745      $50,219      $46,047
     Deferred tax asset valuation allowance........    47,677      (32,238)          --       15,439

---------------

(1) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of March, 2004.

                                          CENTERPOINT ENERGY, INC.
                                          (Registrant)

                                          By:    /s/ DAVID M. MCCLANAHAN
                                            ------------------------------------
                                                    David M. McClanahan,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

                    SIGNATURE                                                       TITLE
                    ---------                                                       -----

             /s/ DAVID M. MCCLANAHAN                           President, Chief Executive Officer and Director
 ------------------------------------------------                (Principal Executive Officer and Director)
               David M. McClanahan


               /s/ GARY L. WHITLOCK                         Executive Vice President and Chief Financial Officer
 ------------------------------------------------                       (Principal Financial Officer)
                 Gary L. Whitlock


                /s/ JAMES S. BRIAN                                        Senior Vice President and
 ------------------------------------------------                         Chief Accounting Officer
                  James S. Brian                                       (Principal Accounting Officer)


                /s/ MILTON CARROLL                                   Chairman of the Board of Directors
 ------------------------------------------------
                  Milton Carroll


                /s/ JOHN T. CATER                                                 Director
 ------------------------------------------------
                  John T. Cater


                 /s/ DERRILL CODY                                                 Director
 ------------------------------------------------
                   Derrill Cody


            /s/ O. HOLCOMBE CROSSWELL                                             Director
 ------------------------------------------------
              O. Holcombe Crosswell


              /s/ THOMAS F. MADISON                                               Director
 ------------------------------------------------
                Thomas F. Madison


              /s/ MICHAEL E. SHANNON                                              Director
 ------------------------------------------------
                Michael E. Shannon

                            CENTERPOINT ENERGY, INC.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 2          --   Agreement and Plan of         CenterPoint Energy's Form 10-K       1-31447     2
                 Merger, dated as of October   for the year ended December 31,
                 19, 2001, by and among        2001
                 Reliant Energy, Incorporated
                 ("Reliant Energy"),
                 CenterPoint Energy, Inc.
                 ("CenterPoint Energy") and
                 Reliant Energy MergerCo,
                 Inc.
 3(a)(1)    --   Amended and Restated          CenterPoint Energy's                 3-69502     3.1
                 Articles of Incorporation of  Registration Statement on Form
                 CenterPoint Energy            S-4
 3(a)(2)    --   Articles of Amendment to      CenterPoint Energy's Form 10-K       1-31447     3.1.1
                 Amended and Restated          for the year ended December 31,
                 Articles of Incorporation of  2001
                 CenterPoint Energy
 3(b)       --   Amended and Restated Bylaws   CenterPoint Energy's Form 10-K       1-31447     3.2
                 of CenterPoint Energy         for the year ended December 31,
                                               2001
 3(c)       --   Statement of Resolution       CenterPoint Energy's Form 10-K       1-31447     3.3
                 Establishing Series of        for the year ended December 31,
                 Shares designated Series A    2001
                 Preferred Stock of
                 CenterPoint Energy
 4(a)       --   Form of CenterPoint Energy    CenterPoint Energy's                 3-69502     4.1
                 Stock Certificate             Registration Statement on Form
                                               S-4
 4(b)       --   Rights Agreement dated        CenterPoint Energy's Form 10-K       1-31447     4.2
                 January 1, 2002, between      for the year ended December 31,
                 CenterPoint Energy and        2001
                 JPMorgan Chase Bank, as
                 Rights Agent
 4(c)       --   Contribution and              CenterPoint Energy's Form 10-K       1-31447     4.3
                 Registration Agreement dated  for the year ended December 31,
                 December 18, 2001 among       2001
                 Reliant Energy, CenterPoint
                 Energy and the Northern
                 Trust Company, trustee under
                 the Reliant Energy,
                 Incorporated Master
                 Retirement Trust

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(d)(1)    --   Mortgage and Deed of Trust,   HL&P's Form S-7 filed on August      2-59748     2(b)
                 dated November 1, 1944        25, 1977
                 between Houston Lighting and
                 Power Company ("HL&P") and
                 Chase Bank of Texas,
                 National Association
                 (formerly, South Texas
                 Commercial National Bank of
                 Houston), as Trustee, as
                 amended and supplemented by
                 20 Supplemental Indentures
                 thereto
 4(d)(2)    --   Twenty-First through          HL&P's Form 10-K for the year         1-3187     4(a)(2)
                 Fiftieth Supplemental         ended December 31, 1989
                 Indentures to Exhibit
                 4(a)(1)
 4(d)(3)    --   Fifty-First Supplemental      HL&P's Form 10-Q for the quarter      1-3187     4(a)
                 Indenture to Exhibit 4(a)(1)  ended June 30, 1991
                 dated as of March 25, 1991
 4(d)(4)    --   Fifty-Second through          HL&P's Form 10-Q for the quarter      1-3187     4
                 Fifty-Fifth Supplemental      ended March 31, 1992
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 March 1, 1992
 4(d)(5)    --   Fifty-Sixth and               HL&P's Form 10-Q for the quarter      1-3187     4
                 Fifty-Seventh Supplemental    ended September 30, 1992
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 October 1, 1992
 4(d)(6)    --   Fifty-Eighth and Fifty-Ninth  HL&P's Form 10-Q for the quarter      1-3187     4
                 Supplemental Indentures to    ended March 31, 1993
                 Exhibit 4(a)(1) each dated
                 as of March 1, 1993
 4(d)(7)    --   Sixtieth Supplemental         HL&P's Form 10-Q for the quarter      1-3187     4
                 Indenture to Exhibit 4(a)(1)  ended June 30, 1993
                 dated as of July 1, 1993
 4(d)(8)    --   Sixty-First through           HL&P's Form 10-K for the year         1-3187     4(a)(8)
                 Sixty-Third Supplemental      ended December 31, 1993
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 December 1, 1993
 4(d)(9)    --   Sixty-Fourth and Sixty-Fifth  HL&P's Form 10-K for the year         1-3187     4(a)(9)
                 Supplemental Indentures to    ended December 31, 1995
                 Exhibit 4(a)(1) each dated
                 as of July 1, 1995
 4(e)(1)    --   General Mortgage Indenture,   CenterPoint Houston's Form 10-Q       1-3187     4(j)(1)
                 dated as of October 10,       for the quarter ended September
                 2002, between CenterPoint     30, 2002
                 Energy Houston Electric, LLC
                 and JPMorgan Chase Bank, as
                 Trustee
 4(e)(2)    --   First Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187     4(j)(2)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(e)(3)    --   Second Supplemental           CenterPoint Houston's Form 10-Q       1-3187     4(j)(3)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
 4(e)(4)    --   Third Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187     4(j)(4)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(5)    --   Fourth Supplemental           CenterPoint Houston's Form 10-Q       1-3187     4(j)(5)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
 4(e)(6)    --   Fifth Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187     4(j)(6)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(7)    --   Sixth Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187     4(j)(7)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(8)    --   Seventh Supplemental Inden-   CenterPoint Houston's Form 10-Q       1-3187     4(j)(8)
                 ture to Exhibit 4(e)(1),      for the quarter ended September
                 dated as of October 10, 2002  30, 2002
 4(e)(9)    --   Eighth Supplemental           CenterPoint Houston's Form 10-Q       1-3187     4(j)(9)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
+4(e)(10)   --   Officer's Certificates dated
                 October 10, 2002 setting
                 forth the form, terms and
                 provisions of the First
                 through Eighth Series of
                 General Mortgage Bonds
 4(e)(11)   --   Ninth Supplemental Indenture  CenterPoint Energy's Form 10-K       1-31447     4(e)(10)
                 to Exhibit 4(e)(1), dated as  for the year ended December 31,
                 of November 12, 2002          2002
+4(e)(12)   --   Officer's Certificate dated
                 November 12, 2002 setting
                 forth the form, terms and
                 provisions of the Ninth
                 Series of General Mortgage
                 Bonds
 4(e)(13)   --   Tenth Supplemental Indenture  CenterPoint Energy's Form 8-K        1-31447     4.1
                 to Exhibit 4(e)(1), dated as  dated March 13, 2003
                 of March 18, 2003
 4(e)(14)   --   Officer's Certificate dated   CenterPoint Energy's Form 8-K        1-31447     4.2
                 March 18, 2003 setting forth  dated March 13, 2003
                 the form, terms and
                 provisions of the Tenth
                 Series and Eleventh Series
                 of General Mortgage Bonds
 4(e)(15)   --   Eleventh Supplemental Inden-  CenterPoint Energy's Form 8-K        1-31447     4.1
                 ture to Exhibit 4(e)(1),      dated May 16, 2003
                 dated as of May 23, 2003

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(e)(16)   --   Officer's Certificate dated   CenterPoint Energy's Form 8-K        1-31447     4.2
                 May 23, 2003 setting forth    dated May 16, 2003
                 the form, terms and
                 provisions of the Twelfth
                 Series of General Mortgage
                 Bonds
 4(e)(17)   --   Twelfth Supplemental          CenterPoint Energy's Form 8-K        1-31447     4.2
                 Indenture to Exhibit          dated September 9, 2003
                 4(e)(1), dated as of
                 September, 9, 2003
 4(e)(18)   --   Officer's Certificate dated   CenterPoint Energy's Form 8-K        1-31447     4.3
                 September 9, 2003 setting     dated September 9, 2003
                 forth the form, terms and
                 provisions of the Thirteenth
                 Series of General Mortgage
                 Bonds
 4(f)(1)    --   Indenture, dated as of        RERC Corp.'s Form 8-K dated          1-13265     4.1
                 February 1, 1998, between     February 5, 1998
                 Reliant Energy Resources
                 Corp. ("RERC Corp.") and
                 Chase Bank of Texas,
                 National Association, as
                 Trustee
 4(f)(2)    --   Supplemental Indenture No. 1  RERC Corp.'s Form 8-K dated          1-13265     4.2
                 to Exhibit 4(f)(1), dated as  November 9, 1998
                 of February 1, 1998,
                 providing for the issuance
                 of RERC Corp.'s 6 1/2%
                 Debentures due February 1,
                 2008
 4(f)(3)    --   Supplemental Indenture No. 2  RERC Corp.'s Form 8-K dated          1-13265     4.1
                 to Exhibit 4(f)(1), dated as  November 9, 1998
                 of November 1, 1998,
                 providing for the issuance
                 of RERC Corp.'s 6 3/8% Term
                 Enhanced ReMarketable
                 Securities
 4(f)(4)    --   Supplemental Indenture No. 3  RERC Corp.'s Registration          333-49162     4.2
                 to Exhibit 4(f)(1), dated as  Statement on Form S-4
                 of July 1, 2000, providing
                 for the issuance of RERC
                 Corp.'s 8.125% Notes due
                 2005
 4(f)(5)    --   Supplemental Indenture No. 4  RERC Corp.'s Form 8-K dated          1-13265     4.1
                 to Exhibit 4(f)(1), dated as  February 21, 2001
                 of February 15, 2001,
                 providing for the issuance
                 of RERC Corp.'s 7.75% Notes
                 due 2011
 4(f)(6)    --   Supplemental Indenture No. 5  CenterPoint Energy's Form 8-K        1-31447     4.1
                 to Exhibit 4(f)(1), dated as  dated March 18, 2003
                 of March 25, 2003, providing
                 for the issuance of
                 CenterPoint Energy Resources
                 Corp.'s ("CERC Corp.'s")
                 7.875% Senior Notes due 2013

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(f)(7)    --   Supplemental Indenture No. 6  CenterPoint Energy's Form 8-K        1-31447     4.2
                 to Exhibit 4(f)(1), dated as  dated April 7, 2003
                 of April 1, 2003, providing
                 for the issuance of CERC
                 Corp.'s 7.875% Senior Notes
                 due 2013
 4(f)(8)    --   Supplemental Indenture No. 7  CenterPoint Energy's Form 8-K        1-31447     4.2
                 to Exhibit 4(f)(1), dated as  dated October 29, 2003
                 of November 3, 2003,
                 providing for the issuance
                 of CERC Corp.'s 5.95% Senior
                 Notes due 2014
 4(f)(9)    --   Registration Rights           CenterPoint Energy's Form 8-K        1-31447     4.3
                 Agreement, dated as of        dated October 29, 2003
                 November 3, 2003, among CERC
                 Corp. and the initial
                 purchasers named therein
                 relating to CERC Corp.'s
                 5.95% Senior Notes due 2014
 4(g)(1)    --   Indenture, dated as of May    CenterPoint Energy's Form 8-K        1-31447     4.1
                 19, 2003, between             dated May 19, 2003
                 CenterPoint Energy and
                 JPMorgan Chase Bank, as
                 Trustee
 4(g)(2)    --   Supplemental Indenture No. 1  CenterPoint Energy's Form 8-K        1-31447     4.2
                 to Exhibit 4(g)(1), dated as  dated May 19, 2003
                 of May 19, 2003, providing
                 for the issuance of
                 CenterPoint Energy's 3.75%
                 Convertible Senior Notes due
                 2023
 4(g)(3)    --   Supplemental Indenture No. 2  CenterPoint Energy's Form 8-K        1-31447     4.3
                 to Exhibit 4(g)(1), dated as  dated May 19, 2003
                 of May 27, 2003, providing
                 for the issuance of
                 CenterPoint Energy's 5.875%
                 Senior Notes due 2008 and
                 6.85% Senior Notes due 2015
 4(g)(4)    --   Supplemental Indenture No. 3  CenterPoint Energy's Form 8-K        1-31447     4.2
                 to Exhibit 4(g)(1), dated as  dated September 9, 2003
                 of September 9, 2003,
                 providing for the issuance
                 of CenterPoint Energy's
                 7.25% Senior Notes due 2010

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(g)(5)    --   Supplemental Indenture No. 4  CenterPoint Energy's Form 8-K        1-31447     4.2
                 to Exhibit 4(g)(1), dated as  dated December 10, 2003
                 of December 17, 2003,
                 providing for the issuance
                 of CenterPoint Energy's
                 2.875% Convertible Senior
                 Notes due 2024
 4(g)(6)    --   Registration Rights           CenterPoint Energy's Form 8-K        1-31447     4.3
                 Agreement, dated as of        dated December 10, 2003
                 December 17, 2003, among
                 CenterPoint Energy and the
                 representatives of the
                 initial purchasers named
                 therein relating to
                 CenterPoint Energy's 2.875%
                 Convertible Senior Notes due
                 2024
 4(h)       --   Supplemental Indenture No. 2  CenterPoint Energy's Form 8-K12B     1-31447     4(e)
                 dated as of August 31, 2002,  dated August 31, 2002
                 among CenterPoint Energy,
                 Reliant Energy, Incorporated
                 ("REI") and JPMorgan Chase
                 Bank (supplementing the Sub-
                 ordinated Indenture dated as
                 of September 1, 1999 under
                 which REI's 2% Zero-Premium
                 Exchangeable Subordinated
                 Notes Due 2029 were issued)
 4(i)       --   Supplemental Indenture No. 2  CenterPoint Energy's Form 8-K12B     1-31447     4(f)
                 dated as of August 31, 2002,  dated August 31, 2002
                 among CenterPoint Energy,
                 REI and The Bank of New York
                 (supplementing the Junior
                 Subordinated Indenture dated
                 as of February 15, 1999
                 under which REI's Junior
                 Subordinated Debentures
                 related to REI Trust I's
                 7.20% trust originated
                 preferred securities were
                 issued)
 4(j)       --   Supplemental Indenture No. 3  CenterPoint Energy's Form 8-K12B     1-31447     4(g)
                 dated as of August 31, 2002   dated August 31, 2002
                 among CenterPoint Energy,
                 REI and The Bank of New York
                 (supplementing the Junior
                 Subordinated Indenture dated
                 as of February 1, 1997 under
                 which REI's Junior Subordi-
                 nated Debentures related to
                 8.125% trust preferred
                 securities issued by HL&P
                 Capital Trust I and 8.257%
                 capital securities issued by
                 HL&P Capital Trust II were
                 issued)

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(k)       --   Third Supplemental Indenture  CenterPoint Energy's Form 8-K12B     1-31447     4(h)
                 dated as of August 31, 2002   dated August 31, 2002
                 among CenterPoint Energy,
                 REI, RERC and The Bank of
                 New York (supplementing the
                 Indenture dated as of June
                 15, 1996 under which RERC's
                 6.25% Convertible Junior
                 Subordinated Debentures were
                 issued)
 4(l)       --   Second Supplemental           CenterPoint Energy's Form 8-K12B     1-31447     4(i)
                 Indenture dated as of August  dated August 31, 2002
                 31, 2002 among CenterPoint
                 Energy, REI, RERC and
                 JPMorgan Chase Bank
                 (supplementing the Indenture
                 dated as of March 1, 1987
                 under which RERC's 6%
                 Convertible Subordinated De-
                 bentures due 2012 were
                 issued)
 4(m)       --   Assignment and Assumption     CenterPoint Energy's Form 8-K12B     1-31447     4(j)
                 Agreement for the Guarantee   dated August 31, 2002
                 Agreements dated as of Au-
                 gust 31, 2002 between
                 CenterPoint Energy and REI
                 (relating to (i) the
                 Guarantee Agreement dated as
                 of February 4, 1997 between
                 REI and The Bank of New York
                 providing for the guaranty
                 of certain amounts relating
                 to the 8.125% trust
                 preferred securities issued
                 by HL&P Capital Trust I and
                 (ii) the Guarantee Agreement
                 dated as of February 4, 1997
                 between REI and The Bank of
                 New York providing for the
                 guaranty of certain amounts
                 relating to the 8.257%
                 capital securities issued by
                 HL&P Capital Trust II)

                                                                                   SEC FILE
                                                                                      OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(n)       --   Assignment and Assumption     CenterPoint Energy's Form 8-K12B    1-311447     4(k)
                 Agreement for the Guarantee   dated August 31, 2002
                 Agreement dated as of August
                 31, 2002 between CenterPoint
                 Energy and REI (relating to
                 the Guarantee Agreement
                 dated as of February 26,
                 1999 between REI and The
                 Bank of New York providing
                 for the guaranty of certain
                 amounts relating to the
                 7.20% Trust Originated
                 Preferred Securities issued
                 by REI Trust I)
 4(o)       --   Assignment and Assumption     CenterPoint Energy's Form 8-K12B     1-31447     4(l)
                 Agreement for the Expense     dated August 31, 2002
                 and Liability Agreements and
                 the Trust Agreements dated
                 as of August 31, 2002
                 between CenterPoint Energy
                 and REI (relating to the (i)
                 Agreement as to Expenses and
                 Liabilities dated as of June
                 4, 1997 between REI and HL&P
                 Capital Trust I, (ii)
                 Agreement as to Expenses and
                 Liabilities dated as of
                 February 4, 1997 between REI
                 and HL&P Capital Trust II,
                 (iii) HL&P Capital Trust I's
                 Amended and Restated Trust
                 Agreement dated February 4,
                 1997 and (iv) HL&P Capital
                 Trust II's Amended and
                 Restated Trust Agreement
                 dated February 4, 1997

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Energy has not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Energy and its subsidiaries on a consolidated basis. CenterPoint Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------


 *10(a)(1)    --    Executive Benefit Plan of   HI's Form 10-Q for the          1-7629     10(a)(1),
                    Houston Industries          quarter ended March 31,                    10(a)(2),
                    Incorporated ("HI") and     1987                                       and
                    First and Second                                                       10(a)(3)
                    Amendments thereto
                    effective as of June 1,
                    1982, July 1, 1984, and
                    May 7, 1986, respectively
 *10(a)(2)    --    Third Amendment dated Sep-  Reliant Energy's Form 10-K      1-3187     10(a)(2)
                    tember 17, 1999 to Ex-      for the year ended Decem-
                    hibit 10(a)(1)              ber 31, 2000
 *10(a)(3)    --    CenterPoint Energy          CenterPoint Energy's Form      1-31447     10.4
                    Executive Benefits Plan,    10-Q for the quarter ended
                    as amended and restated     September 30, 2003
                    effective June 18, 2003
 *10(b)(1)    --    Executive Incentive         HI's Form 10-K for the          1-7629     10(b)
                    Compensation Plan of HI     year ended December 31,
                    effective as of January 1,  1991
                    1982
 *10(b)(2)    --    First Amendment to Ex-      HI's Form 10-Q for the         1 -7629     10(a)
                    hibit 10(b)(1) effective    quarter ended March 31,
                    as of March 30, 1992        1992
 *10(b)(3)    --    Second Amendment to Ex-     HI's Form 10-K for the          1-7629     10(b)
                    hibit 10(b)(1) effective    year ended December 31,
                    as of November 4, 1992      1992
 *10(b)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the          1-7629     10(b)(4)
                    hibit 10(b)(1) effective    year ended December 31,
                    as of September 7, 1994     1994
 *10(b)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the          1-3187     10(b)(5)
                    hibit 10(b)(1) effective    year ended December 31,
                    as of August 6, 1997        1997
 *10(c)(1)    --    Executive Incentive         HI's Form 10-Q for the          1-7629     10(b)(1)
                    Compensation Plan of HI     quarter ended March 31,
                    effective as of January 1,  1987
                    1985
 *10(c)(2)    --    First Amendment to Ex-      HI's Form 10-K for the          1-7629     10(b)(3)
                    hibit 10(c)(1) effective    year ended December 31,
                    as of January 1, 1985       1988
 *10(c)(3)    --    Second Amendment to Ex-     HI's Form 10-K for the          1-7629     10(c)(3)
                    hibit 10(c)(1) effective    year ended December 31,
                    as of January 1, 1985       1991
 *10(c)(4)    --    Third Amendment to Ex-      HI's Form 10-Q for the          1-7629     10(b)
                    hibit 10(c)(1) effective    quarter ended March 31,
                    as of March 30, 1992        1992
 *10(c)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the          1-7629     10(c)(5)
                    hibit 10(c)(1) effective    year ended December 31,
                    as of November 4, 1992      1992
 *10(c)(6)    --    Fifth Amendment to Ex-      HI's Form 10-K for the          1-7629     10(c)(6)
                    hibit 10(c)(1) effective    year ended December 31,
                    as of September 7, 1994     1994
 *10(c)(7)    --    Sixth Amendment to Ex-      HI's Form 10-K for the          1-3187     10(c)(7)
                    hibit 10(c)(1) effective    year ended December 31,
                    as of August 6, 1997        1997

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(d)       --    Executive Incentive         HI's Form 10-Q for the quarter        1-7629     10(b)(2)
                    Compensation Plan of HL&P   ended March 31, 1987
                    effective as of January 1,
                    1985
 *10(e)(1)    --    Executive Incentive         HI's Form 10-Q for the quarter        1-7629     10(b)
                    Compensation Plan of HI as  ended June 30, 1989
                    amended and restated on
                    January 1, 1989
 *10(e)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(e)(2)
                    hibit 10(e)(1) effective    ended December 31, 1991
                    as of January 1, 1989
 *10(e)(3)    --    Second Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(c)
                    hibit 10(e)(1) effective    ended March 31, 1992
                    as of March 30, 1992
 *10(e)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(c)(4)
                    hibit 10(e)(1) effective    ended December 31, 1992
                    as of November 4, 1992
 *10(e)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the year          1 -7629     10(e)(5)
                    hibit 10(e)(1) effective    ended December 31, 1994
                    as of September 7, 1994
 *10(f)(1)    --    Executive Incentive         HI's Form 10-K for the year           1-7629     10(b)
                    Compensation Plan of HI as  ended December 31, 1990
                    amended and restated on
                    January 1, 1991
 *10(f)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(f)(2)
                    hibit 10(f)(1) effective    ended December 31, 1991
                    as of January 1, 1991
 *10(f)(3)    --    Second Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(d)
                    hibit 10(f)(1) effective    ended March 31, 1992
                    as of March 30, 1992
 *10(f)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(f)(4)
                    hibit 10(f)(1) effective    ended December 31, 1992
                    as of November 4, 1992
 *10(f)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the year           1-7629     10(f)(5)
                    hibit 10(f)(1) effective    ended December 31, 1992
                    as of January 1, 1993
 *10(f)(6)    --    Fifth Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(f)(6)
                    hibit 10(f)(1) effective    ended December 31, 1994
                    in part, January 1, 1995,
                    and in part, September 7,
                    1994
 *10(f)(7)    --    Sixth Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(a)
                    hibit 10(f)(1) effective    ended June 30, 1995
                    as of August 1, 1995
 *10(f)(8)    --    Seventh Amendment to Ex-    HI's Form 10-Q for the quarter        1-7629     10(a)
                    hibit 10(f)(1) effective    ended June 30, 1996
                    as of January 1, 1996
 *10(f)(9)    --    Eighth Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(a)
                    hibit 10(f)(1) effective    ended June 30, 1997
                    as of January 1, 1997

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(f)(10)   --    Ninth Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(f)(10)
                    hibit 10(f)(1) effective    ended December 31, 1997
                    in part, January 1, 1997,
                    and in part, January 1,
                    1998
 *10(g)       --    Benefit Restoration Plan    HI's Form 10-Q for the quarter        1-7629     10(c)
                    of HI effective as of June  ended March 31, 1987
                    1, 1985
 *10(h)       --    Benefit Restoration Plan    HI's Form 10-K for the year           1-7629     10(g)(2)
                    of HI as amended and        ended December 31, 1991
                    restated effective as of
                    January 1, 1988
 *10(i)(1)    --    Benefit Restoration Plan    HI's Form 10-K for the year           1-7629     10(g)(3)
                    of HI, as amended and       ended December 31, 1991
                    restated effective as of
                    July 1, 1991
 *10(i)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(i)(2)
                    hibit 10(i)(1) effective    ended December 31, 1997
                    in part, August 6, 1997,
                    in part, September 3,
                    1997, and in part, October
                    1, 1997
 *10(j)(1)    --    Deferred Compensation Plan  HI's Form 10-Q for the quarter        1-7629     10(d)
                    of HI effective as of       ended March 31, 1987
                    September 1, 1985
 *10(j)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(d)(2)
                    hibit 10(j)(1) effective    ended December 31, 1990
                    as of September 1, 1985
 *10(j)(3)    --    Second Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(e)
                    hibit 10(j)(1) effective    ended March 31, 1992
                    as of March 30, 1992
 *10(j)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(h)(4)
                    hibit 10(j)(1) effective    ended December 31, 1993
                    as of June 2, 1993
 *10(j)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the year           1-7629     10(h)(5)
                    hibit 10(j)(1) effective    ended December 31, 1994
                    as of September 7, 1994
 *10(j)(6)    --    Fifth Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(d)
                    hibit 10(j)(1) effective    ended June 30, 1995
                    as of August 1, 1995
 *10(j)(7)    --    Sixth Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(b)
                    hibit 10(j)(1) effective    ended June 30, 1995
                    as of December 1, 1995
 *10(j)(8)    --    Seventh Amendment to Ex-    HI's Form 10-Q for the quarter        1-7629     10(b)
                    hibit 10(j)(1) effective    ended June 30, 1997
                    as of January 1, 1997
 *10(j)(9)    --    Eighth Amendment to Ex-     HI's Form 10-K for the year           1-3187     10(j)(9)
                    hibit 10(j)(1) effective    ended December 31, 1997
                    as of October 1, 1997
 *10(j)(10)   --    Ninth Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(j)(10)
                    hibit 10(j)(1) effective    ended December 31, 1997
                    as of September 3, 1997

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(j)(11)   --    Tenth Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(j)(11)
                    hibit 10(j)(1) effective    for the year ended December 31,
                    as of January 1, 2001       2002
 *10(j)(12)   --    Eleventh Amendment to Ex-   CenterPoint Energy's Form 10-K       1-31447     10(j)(12)
                    hibit 10(j)(1) effective    for the year ended December 31,
                    as of August 31, 2002       2002
 *10(j)(13)   --    CenterPoint Energy 1985     CenterPoint Energy's Form 10-Q       1-31447     10.1
                    Deferred Compensation       for the quarter ended September
                    Plan, as amended and        30, 2003
                    restated effective January
                    1, 2003
 *10(k)(1)    --    Deferred Compensation Plan  HI's Form 10-Q for the quarter        1-7629     10(a)
                    of HI effective as of       ended June 30, 1989
                    January 1, 1989
 *10(k)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(e)(3)
                    hibit 10(k)(1) effective    ended December 31, 1989
                    as of January 1, 1989
 *10(k)(3)    --    Second Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(f)
                    hibit 10(k)(1) effective    ended March 31, 1992
                    as of March 30, 1992
 *10(k)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(i)(4)
                    hibit 10(k)(1) effective    ended December 31, 1993
                    as of June 2, 1993
 *10(k)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the year           1-7629     10(i)(5)
                    hibit 10(k)(1) effective    ended December 31, 1994
                    as of September 7, 1994
 *10(k)(6)    --    Fifth Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(c)
                    hibit 10(k)(1) effective    ended June 30, 1995
                    as of August 1, 1995
 *10(k)(7)    --    Sixth Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(c)
                    hibit 10(k)(1) effective    ended June 30, 1995
                    December 1, 1995
 *10(k)(8)    --    Seventh Amendment to Ex-    HI's Form 10-Q for the quarter        1-7629     10(c)
                    hibit 10(k)(1) effective    ended June 30, 1997
                    as of January 1, 1997
 *10(k)(9)    --    Eighth Amendment to Ex-     HI's Form 10-K for the year           1-3187     10(k)(9)
                    hibit 10(k)(1) effective    ended December 31, 1997
                    in part October 1, 1997
                    and in part January 1,
                    1998
 *10(k)(10)   --    Ninth Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(k)(10)
                    hibit 10(k)(1) effective    ended December 31, 1997
                    as of September 3, 1997
 *10(k)(11)   --    Tenth Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(k)(11)
                    hibit 10(k)(1) effective    for the year ended December 31,
                    as of January 1, 2001       2002
 *10(k)(12)   --    Eleventh Amendment to Ex-   CenterPoint Energy's Form 10-K       1-31447     10(k)(12)
                    hibit 10(k)(1) effective    for the year ended December 31,
                    as of August 31, 2002       2002
 *10(l)(1)    --    Deferred Compensation Plan  HI's Form 10-K for the year           1-7629     10(d)(3)
                    of HI effective as of       ended December 31, 1990
                    January 1, 1991

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(l)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(j)(2)
                    hibit 10(l)(1) effective    ended December 31, 1991
                    as of January 1, 1991
 *10(l)(3)    --    Second Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(g)
                    hibit 10(l)(1) effective    ended March 31, 1992
                    as of March 30, 1992
 *10(l)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(j)(4)
                    hibit 10(l)(1) effective    ended December 31, 1993
                    as of June 2, 1993
 *10(l)(5)    --    Fourth Amendment to Ex-     HI's Form 10-K for the year           1-7629     10(j)(5)
                    hibit 10(l)(1) effective    ended December 31, 1993
                    as of December 1, 1993
 *10(l)(6)    --    Fifth Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(j)(6)
                    hibit 10(l)(1) effective    ended December 31, 1994
                    as of September 7, 1994
 *10(l)(7)    --    Sixth Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(b)
                    hibit 10(l)(1) effective    ended June 30, 1995
                    as of August 1, 1995
 *10(l)(8)    --    Seventh Amendment to Ex-    HI's Form 10-Q for the quarter        1-7629     10(d)
                    hibit 10(l)(1) effective    ended June 30, 1996
                    as of December 1, 1995
 *10(l)(9)    --    Eighth Amendment to Ex-     HI's Form 10-Q for the quarter        1-7629     10(d)
                    hibit 10(l)(1) effective    ended June 30, 1997
                    as of January 1, 1997
 *10(l)(10)   --    Ninth Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(l)(10)
                    hibit 10(l)(1) effective    ended December 31, 1997
                    in part August 6, 1997, in
                    part October 1, 1997, and
                    in part January 1, 1998
 *10(l)(11)   --    Tenth Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(i)(11)
                    hibit 10(l)(1) effective    ended December 31, 1997
                    as of September 3, 1997
 *10(l)(12)   --    Eleventh Amendment to Ex-   CenterPoint Energy's Form 10-K       1-31447     10(l)(12)
                    hibit 10(l)(1) effective    for the year ended December 31,
                    as of January 1, 2001       2002
 *10(l)(13)   --    Twelfth Amendment to Ex-    CenterPoint Energy's Form 10-K       1-31447     10(l)(13)
                    hibit 10(l)(1) effective    for the year ended December 31,
                    as of August 31, 2002       2002
 *10(m)(1)    --    Long-Term Incentive Com-    HI's Form 10-Q for the quarter        1-7629     10(c)
                    pensation Plan of HI        ended June 30, 1989
                    effective as of January 1,
                    1989
 *10(m)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(f)(2)
                    hibit 10(m)(1) effective    ended December 31, 1989
                    as of January 1, 1990
 *10(m)(3)    --    Second Amendment to Ex-     HI's Form 10-K for the year           1-7629     10(k)(3)
                    hibit 10(m)(1) effective    ended December 31, 1992
                    as of December 22, 1992

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(m)(4)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(m)(4)
                    hibit 10(m)(1) effective    ended December 31, 1997
                    as of August 6, 1997
 *10(m)(5)    --    Fourth Amendment to Ex-     Reliant Energy's Form 10-Q for        1-3187     10.4
                    hibit 10(m)(1) effective    the quarter ended June 30, 2002
                    as of January 1, 2001
 *10(n)       --    Form of stock option        HI's Form 10-Q for the quarter        1-7629     10(h)
                    agreement for               ended March 31, 1992
                    non-qualified stock
                    options granted under Ex-
                    hibit 10(m)(1)
 *10(o)       --    Forms of restricted stock   HI's Form 10-Q for the quarter        1-7629     10(i)
                    agreement for restricted    ended March 31, 1992
                    stock granted under Ex-
                    hibit 10(m)(1)
 *10(p)(1)    --    1994 Long-Term Incentive    HI's Form 10-K for the year           1-7629     10(n)(1)
                    Compensation Plan of HI     ended December 31, 1993
                    effective as of January 1,
                    1994
 *10(p)(2)    --    Form of stock option        HI's Form 10-K for the year           1-7629     10(n)(2)
                    agreement for               ended December 31, 1993
                    non-qualified stock
                    options granted under Ex-
                    hibit 10(p)(1)
 *10(p)(3)    --    First Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10(e)
                    hibit 10(p)(1) effective    ended June 30, 1997
                    as of May 9, 1997
 *10(p)(4)    --    Second Amendment to Ex-     HI's Form 10-K for the year           1-3187     10(p)(4)
                    hibit 10(p)(1) effective    ended December 31, 1997
                    as of August 6, 1997
 *10(p)(5)    --    Third Amendment to Ex-      HI's Form 10-K for the year           1-3187     10(p)(5)
                    hibit 10(p)(1) effective    ended December 31, 1998
                    as of January 1, 1998
 *10(p)(6)    --    Reliant Energy 1994 Long-   Reliant Energy's Form 10-Q for        1-3187     10.6
                    Term Incentive              the quarter ended June 30, 2002
                    Compensation Plan, as
                    amended and restated
                    effective January 1, 2001
*+10(p)(7)    --    First Amendment to Ex-
                    hibit 10(p)(6), effective
                    December 1, 2003
 *10(q)(1)    --    Savings Restoration Plan    HI's Form 10-K for the year           1-7629     10(f)
                    of HI effective as of       ended December 31, 1990
                    January 1, 1991
 *10(q)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(l)(2)
                    hibit 10(q)(1) effective    ended December 31, 1991
                    as of January 1, 1992
 *10(q)(3)    --    Second Amendment to Ex-     HI's Form 10-K for the year           1-3187     10(q)(3)
                    hibit 10(q)(1) effective    ended December 31, 1997
                    in part, August 6, 1997,
                    and in part, October 1,
                    1997

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(r)(1)    --    Director Benefits Plan      HI's Form 10-K for the year           1-7629     10(m)
                    effective as of January 1,  ended December 31, 1991
                    1992
 *10(r)(2)    --    First Amendment to Ex-      HI's Form 10-K for the year           1-7629     10(m)(1)
                    hibit 10(r)(1) effective    ended December 31, 1998
                    as of August 6, 1997
 *10(r)(3)    --    CenterPoint Energy Outside  CenterPoint Energy's Form 10-Q       1-31447     10.6
                    Director Benefits Plan, as  for the quarter ended September
                    amended and restated        30, 2003
                    effective June 18, 2003
 *10(s)(1)    --    Executive Life Insurance    HI's Form 10-K for the year           1-7629     10(q)
                    Plan of HI effective as of  ended December 31, 1993
                    January 1, 1994
 *10(s)(2)    --    First Amendment to Ex-      HI's Form 10-Q for the quarter        1-7629     10
                    hibit 10(s)(1) effective    ended June 30, 1995
                    as of January 1, 1994
 *10(s)(3)    --    Second Amendment to Ex-     HI's Form 10-K for the year           1-3187     10(s)(3)
                    hibit 10(s)(1) effective    ended December 31, 1997
                    as of August 6, 1997
 *10(s)(4)    --    CenterPoint Energy          CenterPoint Energy's Form 10-Q       1-31447     10.5
                    Executive Life Insurance    for the quarter ended September
                    Plan, as amended and        30, 2003
                    restated effective June
                    18, 2003
 *10(t)       --    Employment and Supplemen-   HI's Form 10-Q for the quarter        1-7629     10(f)
                    tal Benefits Agreement be-  ended March 31, 1987
                    tween HL&P and Hugh Rice
                    Kelly
 *10(u)(1)    --    Reliant Energy Savings      Reliant Energy's Form 10-K for        1-3187     10(cc)(1)
                    Plan, as amended and        the year ended December 31, 1999
                    restated effective April
                    1, 1999
 *10(u)(2)    --    First Amendment to Ex-      Reliant Energy's Form 10-Q for        1-3187     10.9
                    hibit 10(u)(1) effective    the quarter ended June 30, 2002
                    January 1, 1999
 *10(u)(3)    --    Second Amendment to Ex-     Reliant Energy's Form 10-Q for        1-3187     10.10
                    hibit 10(u)(1) effective    the quarter ended June 30, 2002
                    January 1, 1997
 *10(u)(4)    --    Third Amendment to Ex-      Reliant Energy's Form 10-Q for        1-3187     10.11
                    hibit 10(u)(1) effective    the quarter ended June 30, 2002
                    January 1, 2001
 *10(u)(5)    --    Fourth Amendment to Ex-     Reliant Energy's Form 10-Q for        1-3187     10.12
                    hibit 10(u)(1) effective    the quarter ended June 30, 2002
                    May 6, 2002
 *10(u)(6)    --    Fifth Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(u)(6)
                    hibit 10(u)(1) effective    for the year ended December 31,
                    January 1, 2002 and as      2002
                    renamed effective October
                    2, 2002

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(u)(7)    --    Reliant Energy Savings      CenterPoint Energy's Form 10-K       1-31447     10(u)(7)
                    Trust between Reliant       for the year ended December 31,
                    Energy and The Northern     2002
                    Trust Company, as Trustee,
                    as amended and restated
                    effective April 1, 1999
 *10(u)(8)    --    First Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(u)(8)
                    hibit 10(u)(7) effective    for the year ended December 31,
                    September 30, 2002          2002
*+10(u)(9)    --    Second Amendment to Ex-
                    hibit 10(u)(7) effective
                    January 6, 2003
  10(u)(10)   --    Note Purchase Agreement     HI's Form 10-K for the year           1-7629     10(j)(3)
                    between HI and the ESOP     ended December 31, 1990
                    Trustee, dated as of Octo-
                    ber 5, 1990
 *10(u)(11)   --    Reliant Energy Retirement   CenterPoint Energy's Form 10-K       1-31447     10(u)(10)
                    Plan between Reliant        for the year ended December 31,
                    Energy and The Northern     2002
                    Trust Company, as Trustee,
                    as amended and restated
                    effective January 1, 1999
 *10(u)(12)   --    First Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(u)(11)
                    hibit 10(u)(11) effective   for the year ended December 31,
                    as of January 1, 1995       2002
 *10(u)(13)   --    Second Amendment to Ex-     CenterPoint Energy's Form 10-K       1-31447     10(u)(12)
                    hibit 10(u)(11) effective   for the year ended December 31,
                    as of January 1, 1995       2002
 *10(u)(14)   --    Third Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(u)(13)
                    hibit 10(u)(11) effective   for the year ended December 31,
                    as of January 1, 2001       2002
 *10(u)(15)   --    Fourth Amendment to Ex-     CenterPoint Energy's Form 10-K       1-31447     10(u)(14)
                    hibit 10(u)(11) effective   for the year ended December 31,
                    as of January 1, 2001       2002
 *10(u)(16)   --    Fifth Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(u)(15)
                    hibit 10(u)(11) effective   for the year ended December 31,
                    as of November 15, 2002,    2002
                    and as renamed effective
                    October 2, 2002
 *10(u)(17)   --    Sixth Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(u)(16)
                    hibit 10(u)(11) effective   for the year ended December 31,
                    as of January 1, 2002       2002
*+10(u)(18)   --    Seventh Amendment to Ex-
                    hibit 10(u)(11) effective
                    December 1, 2003

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
  10(u)(19)   --    Reliant Energy,             Reliant Energy's Form 10-K for        1-3187     10(u)(3)
                    Incorporated Master         the year ended December 31, 1999
                    Retirement Trust (as
                    amended and restated
                    effective January 1, 1999
                    and renamed effective May
                    5, 1999)
  10(u)(20)   --    Contribution and            Reliant Energy's Form 10-K for        1-3187     10(u)(4)
                    Registration Agreement      the year ended December 31, 2001
                    dated December 18, 2001
                    among the Company,
                    CenterPoint Energy, Inc.
                    and the Northern Trust
                    Company, trustee under the
                    Reliant Energy,
                    Incorporated Master
                    Retirement Trust
  10(v)(1)    --    Stockholder's Agreement     Schedule 13-D dated July 6, 1995     5-19351     2
                    dated as of July 6, 1995
                    between the Company and
                    Time Warner Inc.
  10(v)(2)    --    Amendment to Exhibit        HI's Form 10-K for the year           1-7629     10(x)(4)
                    10(v)(1) dated November     ended December 31, 1996
                    18, 1996
 *10(w)(1)    --    Houston Industries          HI's Form 10-K for the year           1-7629     10(7)
                    Incorporated Executive      ended December 31, 1995
                    Deferred Compensation
                    Trust effective as of
                    December 19, 1995
 *10(w)(2)    --    First Amendment to Ex-      HI's Form 10-Q for the quarter        1-3187     10
                    hibit 10(w)(1) effective    ended June 30, 1998
                    as of August 6, 1997
 *10(x)       --    Supplemental compensation   CenterPoint Energy's Form 10-K       1-31447     10(x)
                    agreement, dated Novem-     for the year ended December 31,
                    ber 27, 2002, between       2002
                    CenterPoint Energy and
                    Milton Carroll
 *10(y)(1)    --    Reliant Energy,             Reliant Energy's Form 10-K for        1-3187     10(y)
                    Incorporated and            the year ended December 31, 2000
                    Subsidiaries Common Stock
                    Participation Plan for
                    Designated New Employees
                    and Non-Officer Employees
                    effective as of March 4,
                    1998
 *10(y)(2)    --    Reliant Energy,             CenterPoint Energy's Form 10-K       1-31447     10(y)(2)
                    Incorporated and            for the year ended December 31,
                    Subsidiaries Common Stock   2002
                    Participation Plan for
                    Designated New Employees
                    and Non-Officer Employees,
                    as amended and restated
                    effective January 1, 2001

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(z)       --    Reliant Energy,             Reliant Energy's Definitive           1-3187     Appendix I
                    Incorporated Annual         Proxy Statement for 2000 Annual
                    Incentive Compensation      Meeting of Shareholders
                    Plan, as amended and
                    restated effective January
                    1, 1999
 *10(aa)(1)   --    Long-Term Incentive Plan    Reliant Energy's Registration      333-60260     4.6
                    of Reliant Energy,          Statement on Form S-8 dated May
                    Incorporated effective as   4, 2001
                    of January 1, 2001
 *10(aa)(2)   --    First Amendment to Ex-      Reliant Energy's Registration      333-60260     4.7
                    hibit 10(aa)(1) effective   Statement on Form S-8 dated May
                    as of January 1, 2001       4, 2001
*+10(aa)(3)   --    Second Amendment to Ex-
                    hibit 10(aa)(1) effective
                    November 5, 2003
  10(bb)(1)   --    Master Separation           Reliant Energy's Form 10-Q for        1-3187     10.1
                    Agreement entered into as   the quarter ended March 31, 2001
                    of December 31, 2000
                    between Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(2)   --    Transition Services Agree-  Reliant Energy's Form 10-Q for        1-3187     10.2
                    ment, dated as of Decem-    the quarter ended March 31, 2001
                    ber 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(3)   --    Technical Services Agree-   Reliant Energy's Form 10-Q for        1-3187     10.3
                    ment, dated as of Decem-    the quarter ended March 31, 2001
                    ber 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(4)   --    Texas Genco Option Agree-   Reliant Energy's Form 10-Q for        1-3187     10.4
                    ment, dated as of Decem-    the quarter ended March 31, 2001
                    ber 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(5)   --    First Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(bb)(5)
                    hibit 10(bb)(4) effective   for the year ended December 31,
                    as of February 1, 2003      2002
  10(bb)(6)   --    Employee Matters Agree-     Reliant Energy's Form 10-Q for        1-3187     10.5
                    ment, entered into as of    the quarter ended March 31, 2001
                    December 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(7)   --    Retail Agreement, entered   Reliant Energy's Form 10-Q for        1-3187     10.6
                    into as of December 31,     the quarter ended March 31, 2001
                    2000, between Reliant En-
                    ergy, Incorporated and
                    Reliant Resources, Inc.

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
  10(bb)(8)   --    Registrations Rights        Reliant Energy's Form 10-Q for        1-3187     10.7
                    Agreement, dated as of      the quarter ended March 31, 2001
                    December 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(9)   --    Tax Allocation Agreement,   Reliant Energy's Form 10-Q for        1-3187     10.8
                    entered into as of Decem-   the quarter ended March 31, 2001
                    ber 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(cc)(1)   --    Separation Agreement en-    CenterPoint Energy's Form 10-K       1-31447     10(cc)(1)
                    tered into as of August     for the year ended December 31,
                    31, 2002 between            2002
                    CenterPoint Energy and
                    Texas Genco Holdings, Inc.
                    ("Texas Genco")
  10(cc)(2)   --    Transition Services Agree-  CenterPoint Energy's Form 10-K       1-31447     10(cc)(2)
                    ment, dated as of August    for the year ended December 31,
                    31, 2002, between           2002
                    CenterPoint Energy and
                    Texas Genco
  10(cc)(3)   --    Tax Allocation Agreement,   CenterPoint Energy's Form 10-K       1-31447     10(cc)(3)
                    dated as of August 31,      for the year ended December 31,
                    2002, between CenterPoint   2002
                    Energy and Texas Genco
  10(cc)(4)   --    Assignment and Assumption   Texas Genco's Registration           1-31449     10.11
                    Agreement for the           Statement on Form 10
                    Technical Services
                    Agreement entered into as
                    of August 31, 2002, by and
                    between CenterPoint En-
                    ergy and Texas Genco, LP
 *10(dd)      --    Retention Agreement effec-  Reliant Energy's Form 10-K for        1-3187     10(jj)
                    tive October 15, 2001 be-   the year ended December 31, 2001
                    tween Reliant Energy,
                    Incorporated and David G.
                    Tees
 *10(ee)      --    Retention Agreement effec-  Reliant Energy's Form 10-K for        1-3187     10(kk)
                    tive October 15, 2001 be-   the year ended December 31, 2001
                    tween Reliant Energy,
                    Incorporated and Michael
                    A. Reed
 *10(ff)(1)   --    Non-Qualified Executive     CenterPoint Energy's Form 10-K       1-31447     10(ff)(1)
                    Disability Income Plan of   for the year ended December 31,
                    Arkla, Inc. effective as    2002
                    of August 1, 1983
 *10(ff)(2)   --    Executive Disability        CenterPoint Energy's Form 10-K       1-31447     10(ff)(2)
                    Income Agreement effective  for the year ended December 31,
                    July 1, 1984 between        2002
                    Arkla, Inc. and T. Milton
                    Honea

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(gg)      --    Non-Qualified Unfunded Ex-  CenterPoint Energy's Form 10-K       1-31447     10(gg)
                    ecutive Supplemental        for the year ended December 31,
                    Income Retirement Plan of   2002
                    Arkla, Inc. effective as
                    of August 1, 1983
 *10(hh)(1)   --    Deferred Compensation Plan  CenterPoint Energy's Form 10-K       1-31447     10(hh)(1)
                    for Directors of Arkla,     for the year ended December 31,
                    Inc. effective as of        2002
                    November 10, 1988
 *10(hh)(2)   --    First Amendment to Ex-      CenterPoint Energy's Form 10-K       1-31447     10(hh)(2)
                    hibit 10(hh)(1) effective   for the year ended December 31,
                    as of August 6, 1997        2002
  10(ii)      --    Pledge Agreement dated as   CenterPoint Energy's Form 10-Q       1-31447     10.1
                    of May 28, 2003 by Utility  for the quarter ended June 30,
                    Holding, LLC in favor of    2003
                    JP Morgan Chase Bank, as
                    administrative agent
 *10(jj)      --    CenterPoint Energy          CenterPoint Energy's Form 10-Q       1-31447     10.2
                    Deferred Compensation       for the quarter ended June 30,
                    Plan, as amended and        2003
                    restated effective January
                    1, 2003
 *10(kk)      --    CenterPoint Energy Short    CenterPoint Energy's Form 10-Q       1-31447     10.3
                    Term Incentive Plan, as     for the quarter ended June 30,
                    amended and restated        2003
                    effective January 1, 2003
*+10(ll)      --    CenterPoint Energy Stock
                    Plan for Outside
                    Directors, as amended and
                    restated effective May 7,
                    2003
  10(mm)(1)   --    $1,310,000,000 Credit       CenterPoint Energy's Form 10-K       1-31447     4(g)(1)
                    Agreement, dated as of      for the year ended December 31,
                    November 12, 2002, among    2002
                    CenterPoint Houston and
                    the banks named therein
  10(mm)(2)   --    First Amendment to Ex-      CenterPoint Energy's Form 10-Q       1-31447     10.7
                    hibit 10(mm)(1), dated as   for the quarter ended September
                    of September 3, 2003        30, 2003
  10(mm)(3)   --    Pledge Agreement, dated as  CenterPoint Energy's Form 10-K       1-31447     4(g)(2)
                    of November 12, 2002 exe-   for the year ended December 31,
                    cuted in connection with    2002
                    Exhibit 10(mm)(1)
  10(nn)      --    $200,000,000 Credit Agree-  CenterPoint Energy's Form 10-Q       1-31447     4.5
                    ment, dated as of March     for the quarter ended March 31,
                    25, 2003, among CERC        2003
                    Corp., as Borrower, and
                    the Initial Lenders named
                    therein, as Initial
                    Lenders

                                                                                    SEC FILE
                                                                                       OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
  10(oo)(1)   --    Credit Agreement, dated as  CenterPoint Energy's Form 10-Q       1-31447     10.8
                    of October 7, 2003 among    for the quarter ended September
                    CenterPoint Energy and the  30, 2003
                    banks named therein
  10(oo)(2)   --    Pledge Agreement, dated as  CenterPoint Energy's Form 10-Q       1-31447     10.9
                    of October 7, 2003,         for the quarter ended September
                    executed in connection      30, 2003
                    with Exhibit 10(oo)(1)
 +10(pp)(1)   --    $75,000,000 revolving
                    credit facility dated as
                    of December 23, 2003 among
                    Texas Genco, LP and the
                    banks named therein
 +10(pp)(2)   --    First mortgage indenture,
                    dated as of December 23,
                    2003 among Texas Genco, LP
                    and JPMorgan Chase Bank,
                    as trustee
 +10(pp)(3)   --    First supplemental
                    indenture to Exhibit
                    10(pp)(2) dated as of
                    December 23, 2003
 +12          --    Computation of Ratios of
                    Earnings to Fixed Charges
 +21          --    Subsidiaries of
                    CenterPoint Energy
 +23          --    Consent of Deloitte &
                    Touche LLP
+31.1         --    Rule 13a-14(a)/15d-14(a)
                    Certification of David M.
                    McClanahan
+31.2         --    Rule 13a-14(a)/15d-14(a)
                    Certification of Gary L.
                    Whitlock
+32.1         --    Section 1350 Certification
                    of David M. McClanahan
+32.2         --    Section 1350 Certification
                    of Gary L. Whitlock