Form 10-Q
period 2004-03-31
CENTERPOINT ENERGY INC
filed 2004-05-10
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

                           __________________________

                         Commission file number 1-31447

                            CENTERPOINT ENERGY, INC.

             (Exact name of registrant as specified in its charter)

            TEXAS                                     74-0694415
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        1111 LOUISIANA
      HOUSTON, TEXAS 77002                          (713) 207-1111
(Address and zip code of principal     (Registrant's telephone number, including
  executive offices)                                  area code)

                           _____________________

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

As of May 1, 2004, CenterPoint Energy, Inc. had 307,193,878 shares of common stock outstanding, excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION
            Item 1. Financial Statements.............................................................   1
                  Statements of Consolidated Income
                     Three Months Ended March 31, 2003 and 2004 (unaudited)..........................   1
                  Consolidated Balance Sheets
                     December 31, 2003 and March 31, 2004 (unaudited)................................   2
                  Statements of Consolidated Cash Flows
                     Three Months Ended March 31, 2003 and 2004 (unaudited)..........................   4
                  Notes to Unaudited Consolidated Financial Statements...............................   5
            Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations of CenterPoint Energy and Subsidiaries.....................................  22
            Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................  37
            Item 4. Controls and Procedures..........................................................  39

PART II.    OTHER INFORMATION
            Item 1. Legal Proceedings................................................................  40
            Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity
               Securities............................................................................  40
            Item 6. Exhibits and Reports on Form 8-K.................................................  41

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

      The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

            - the timing and outcome of the regulatory process related to the 1999 Texas Electric Choice Law leading to the determination and recovery of the true-up components and the securitization of these amounts;

            - the timing and results of the monetization of our interest in Texas Genco Holdings, Inc.;

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

            -     actions by rating agencies;

            - inability of various counterparts to meet their obligations to us;

            - non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI);

            - the outcome of the pending lawsuits against us, Reliant Energy, Incorporated and RRI;

            - the ability of RRI to satisfy its obligations to us, including indemnity obligations and obligations to pay the "price to beat" clawback; and

            - other factors we discuss in "Risk Factors" beginning on page 26 of the CenterPoint Energy, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

      Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

      You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 ---------------------------
                                                                                     2003           2004
                                                                                 ------------   ------------
REVENUES...................................................................      $  2,900,168   $  2,959,187
                                                                                 ------------   ------------
EXPENSES:
  Fuel and cost of gas sold................................................         1,859,145      1,942,258
  Purchased power..........................................................            11,994          8,270
  Operation and maintenance................................................           412,876        410,612
  Depreciation and amortization............................................           152,282        156,587
  Taxes other than income taxes............................................           102,844        106,245
                                                                                 ------------   ------------
      Total................................................................         2,539,141      2,623,972
                                                                                 ------------   ------------
OPERATING INCOME...........................................................           361,027        335,215
                                                                                 ------------   ------------
OTHER INCOME (EXPENSE):
  Loss on  Time Warner investment..........................................           (48,474)       (24,453)
  Gain on indexed debt securities..........................................            42,703         27,014
  Interest and other finance charges.......................................          (228,044)      (194,752)
  Interest on transition bonds.............................................            (9,848)        (9,674)
  Other, net...............................................................             3,159          1,824
                                                                                 ------------   ------------
      Total................................................................          (240,504)      (200,041)
                                                                                 ------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,  MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..............................           120,523        135,174
  Income Tax Expense.......................................................           (41,109)       (49,997)
  Minority Interest........................................................             2,066        (11,590)
                                                                                 ------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE ..................................................................            81,480         73,587
DISCONTINUED OPERATIONS:
    Loss from Other Operations, net of tax.................................              (462)             -
    Gain on Disposal of  Other Operations, net of tax......................             7,342              -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF  TAX........................            80,072              -
                                                                                 ------------   ------------
NET INCOME ................................................................      $    168,432   $     73,587
                                                                                 ============   ============
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations Before Cumulative Effect of Accounting
    Change.................................................................      $       0.27   $       0.24
  Discontinued Operations:
    Loss from Other Operations, net of tax.................................                 -              -
    Gain on Disposal of  Other Operations, net of tax......................              0.02              -
  Cumulative Effect of Accounting Change, net of tax.......................              0.27              -
                                                                                 ------------   ------------
  Net Income...............................................................      $       0.56   $       0.24
                                                                                 ============   ============
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations Before Cumulative Effect of Accounting
    Change.................................................................      $       0.27   $       0.24
  Discontinued Operations:
    Loss from Other Operations, net of tax.................................                 -              -
    Gain on Disposal of  Other Operations, net of tax......................              0.02              -
  Cumulative Effect of Accounting Change, net of tax.......................              0.27              -
                                                                                 ------------   ------------
  Net Income...............................................................      $       0.56   $       0.24
                                                                                 ============   ============

            See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     2003               2004
                                                                                --------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents................................................    $      131,480     $      206,467
   Investment in Time Warner common stock...................................           389,302            364,849
   Accounts receivable, net.................................................           636,646            566,440
   Accrued unbilled revenues................................................           395,351            242,584
   Fuel stock...............................................................           237,650            148,867
   Materials and supplies...................................................           175,276            169,501
   Non-trading derivative assets............................................            45,897             48,993
   Taxes receivable.........................................................           159,646            123,455
   Prepaid expenses and other current assets................................           101,457             79,176
                                                                                --------------     --------------
     Total current assets...................................................         2,272,705          1,950,332
                                                                                --------------     --------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................        20,005,437         20,097,386
   Less accumulated depreciation and amortization...........................        (8,193,901)        (8,307,335)
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................        11,811,536         11,790,051
                                                                                --------------     --------------
OTHER ASSETS:
   Goodwill, net............................................................         1,740,510          1,740,510
   Other intangibles, net...................................................            79,936             79,111
   Regulatory assets........................................................         4,930,793          4,945,277
   Non-trading derivative assets............................................            11,273             11,391
   Other....................................................................           529,911            542,872
                                                                                --------------     --------------
     Total other assets.....................................................         7,292,423          7,319,161
                                                                                --------------     --------------
       TOTAL ASSETS.........................................................    $   21,376,664     $   21,059,544
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  DECEMBER 31,         MARCH 31,
                                                                                    2003                2004
                                                                                --------------     --------------
CURRENT LIABILITIES:
   Short-term borrowings...................................................     $       63,000     $           --
   Current portion of transition bond long-term debt.......................             41,189             43,099
   Current portion of other long-term debt.................................            121,234            122,108
   Indexed debt securities derivative......................................            321,352            294,335
   Accounts payable........................................................            694,558            624,782
   Taxes accrued...........................................................            193,273            115,320
   Interest accrued........................................................            164,669            155,957
   Non-trading derivative liabilities......................................              8,036              9,626
   Regulatory liabilities..................................................            186,239            187,218
   Accumulated deferred income taxes, net..................................            345,870            334,480
   Deferred revenues.......................................................             88,740             88,781
   Other...................................................................            290,176            228,906
                                                                                --------------     --------------
     Total current liabilities.............................................          2,518,336          2,204,612
                                                                                --------------     --------------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          3,010,577          3,043,093
   Unamortized investment tax credits......................................            211,731            206,969
   Non-trading derivative liabilities......................................              3,330              1,676
   Benefit obligations.....................................................            836,459            851,622
   Regulatory liabilities..................................................          1,358,030          1,331,355
   Other...................................................................            715,670            697,633
                                                                                --------------     --------------
     Total other liabilities...............................................          6,135,797          6,132,348
                                                                                --------------     --------------
LONG-TERM DEBT:
   Transition bonds........................................................            675,665            659,762
   Other...................................................................         10,107,399         10,046,251
                                                                                --------------     --------------
     Total long-term debt..................................................         10,783,064         10,706,013
                                                                                --------------     --------------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES.............................            178,910            186,691
                                                                                --------------     --------------
SHAREHOLDERS' EQUITY:
   Common stock (305,385,434  shares and 307,072,860 shares outstanding
     at December 31, 2003 and March 31, 2004, respectively)................              3,063              3,071
   Additional paid-in capital..............................................          2,868,416          2,882,417
   Unearned ESOP stock.....................................................             (2,842)                --
   Retained deficit........................................................           (700,033)          (657,012)
   Accumulated other comprehensive loss....................................           (408,047)          (398,596)
                                                                                --------------     --------------
     Total shareholders' equity............................................          1,760,557          1,829,880
                                                                                --------------     --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................     $   21,376,664     $   21,059,544
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------------
                                                                                    2003                2004
                                                                               --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................     $      168,432       $       73,587
  Discontinued operations.................................................             (6,880)                   -
  Cumulative effect of accounting change..................................            (80,072)                   -
                                                                               --------------       --------------
  Income from continuing operations before cumulative effect of
    accounting change.....................................................             81,480               73,587
  Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by operating activities:
    Depreciation and amortization.........................................            152,282              156,587
    Fuel-related amortization.............................................              6,535                6,916
    Amortization of deferred financing costs..............................             38,839               22,846
    Deferred income taxes.................................................            101,945               17,061
    Investment tax credit.................................................             (4,342)              (4,761)
    Unrealized loss on Time Warner investment.............................             48,474               24,453
    Unrealized gain on indexed debt securities............................            (42,703)             (27,014)
    Minority interest.....................................................             (2,066)              11,590
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net......................           (292,422)             223,241
      Inventory...........................................................             59,473               94,558
      Taxes receivable....................................................            (21,045)              36,191
      Accounts payable....................................................            216,341              (69,776)
      Fuel cost over (under) recovery/surcharge...........................             10,702               31,280
      Non-trading derivatives, net........................................             (3,826)               4,987
      Interest and taxes accrued..........................................           (109,862)             (86,665)
      Net regulatory assets and liabilities...............................           (198,022)             (54,965)
      Other current assets................................................              7,854               22,281
      Other current liabilities...........................................            (79,136)             (92,513)
      Other assets........................................................             (4,323)             (14,427)
      Other liabilities...................................................             39,816               (3,773)
    Other, net............................................................               (296)              21,136
                                                                               --------------       --------------
        Net cash provided by operating activities.........................              5,698              392,820
                                                                               --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................           (143,373)            (122,853)
  Other, net..............................................................             (2,924)              (4,745)
                                                                               --------------       --------------
        Net cash used in investing activities.............................           (146,297)            (127,598)
                                                                               --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowing, net...................................           (347,000)             (63,000)
  Long-term revolving credit facility, net................................            (53,000)             195,500
  Proceeds from long-term debt............................................          1,408,830              231,550
  Payments of long-term debt..............................................           (729,138)            (510,356)
  Debt issuance costs.....................................................           (124,893)             (13,126)
  Payment of common stock dividends.......................................            (30,507)             (30,657)
  Payment of common stock dividends by subsidiary.........................             (3,809)              (3,808)
  Proceeds from issuance of common stock, net.............................                814                3,658
  Other, net..............................................................                168                    4
                                                                               --------------       --------------
      Net cash provided by (used in) financing activities.................            121,465             (190,235)
                                                                               --------------       --------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS..............................             19,322                    -
                                                                               --------------       --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................                188               74,987
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................            304,281              131,480
                                                                               --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $      304,469       $      206,467
                                                                               ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
  Interest................................................................     $      234,871       $      202,587
  Income taxes (refunds)..................................................            (39,260)               1,997

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc., together with its subsidiaries (collectively, CenterPoint Energy or the Company), are CenterPoint Energy's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2003 (CenterPoint Energy Form 10-K).

      Background. CenterPoint Energy, Inc. is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the 1999 Texas Electric Choice Law (Texas electric restructuring law).

      The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, natural gas pipelines and electric generating plants. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company and those of its subsidiaries. The 1935 Act, among other things, limits the ability of the Company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      Texas Genco, LP, the wholly owned subsidiary of Texas Genco Holdings, Inc. (Texas Genco) that owns and operates its electric generating plants, is an exempt wholesale generator pursuant to an order of the Federal Energy Regulatory Commission. As a result, Texas Genco, LP is exempt from all provisions of the 1935 Act so long as it remains an exempt wholesale generator, and Texas Genco is no longer a public utility holding company under the 1935 Act.

      As of March 31, 2004, the Company's indirect wholly owned subsidiaries included:

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

      CenterPoint Energy also has an approximately 81% ownership interest in Texas Genco, which owns and operates a portfolio of generating assets located in Texas. CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to its shareholders on January 6, 2003 (Texas Genco Distribution). As a result of the Texas Genco Distribution, CenterPoint Energy recorded an impairment charge of $399 million, which is reflected as a regulatory asset representing stranded costs in the Consolidated Balance Sheets. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $399 million regulatory asset reflecting CenterPoint Energy's expectation of stranded cost recovery of such impairment. Additionally, in connection with the Texas Genco Distribution, CenterPoint Energy recorded minority interest ownership in Texas Genco of $146 million in its Consolidated Balance Sheets in the first quarter of 2003. CenterPoint Energy is actively pursuing a sale of its 81% ownership interest in Texas Genco.

      Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

      Note 2(d) (Long-Lived Assets and Intangibles), Note 2(e) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters), Note 5 (Derivative Instruments), Note 7 (Indexed Debt Securities (ZENS) and Time Warner Securities) and Note 12 (Commitments and Contingencies) to the consolidated annual financial statements in the CenterPoint Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding certain legal and regulatory proceedings and environmental matters, see Note 11 to the Interim Financial Statements.

(2) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a) Stock-Based Incentive Compensation Plans.

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

      Pro-forma information for the three months ended March 31, 2003 and 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                ------------------------------
                                                                     2003              2004
                                                                -----------        -----------
                                                                (IN MILLIONS, EXCEPT PER SHARE
                                                                            AMOUNTS)
Net Income:
  As reported..............................................     $       168        $        74
  Total stock-based employee compensation determined under
    the fair value based method............................              (3)                (2)
                                                                -----------        -----------
  Pro forma................................................     $       165        $        72
                                                                ===========        ===========
Basic Earnings Per Share:
  As reported..............................................     $      0.56        $      0.24
  Pro forma................................................     $      0.55        $      0.24

Diluted Earnings Per Share:
  As reported..............................................     $      0.56        $      0.24
  Pro forma................................................     $      0.54        $      0.23

(b) Employee Benefit Plans.

      The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                   THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------
                                                2003                          2004
                                     --------------------------    --------------------------
                                     PENSION     POSTRETIREMENT    PENSION     POSTRETIREMENT
                                     BENEFITS       BENEFITS       BENEFITS       BENEFITS
                                     --------    --------------    --------    --------------
                                                          (IN MILLIONS)
Service cost......................   $      9       $      1       $     10       $       1
Interest cost.....................         26              8             26               8
Expected return on plan assets....        (23)            (3)           (26)             (3)
Net amortization..................         11              3              9               3
Other.............................         -               -              -               2
                                     --------    -----------       --------    ------------
Net periodic cost.................   $     23       $      9       $     19       $      11
                                     ========    ===========       ========    ============

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $38 million to its postretirement benefits plan in 2004. As of March 31, 2004, $8 million of contributions have been made. Contributions to the pension plan are not required or expected in 2004.

      In addition to the Company's non-contributory pension plan, the Company maintains a non-qualified benefit restoration plan. The net periodic cost associated with this plan for the three months ended March 31, 2003 and 2004 was $2 million and $1 million, respectively.

(3) DISCONTINUED OPERATIONS

      Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. The Interim Financial Statements present these Latin America operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three months ended March 31, 2003.

      Revenues related to the Company's Latin America operations included in discontinued operations for the three months ended March 31, 2003 were $2 million. Income from these discontinued operations for the three months ended March 31, 2003 is reported net of income tax expense of $-0-.

      CenterPoint Energy Management Services, Inc. In November 2003, the Company completed the sale of a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The Interim Financial Statements present these CEMS operations as discontinued operations in accordance with SFAS No. 144. Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three months ended March 31, 2003.

      Revenues related to CEMS included in discontinued operations for the three months ended March 31, 2003, were $2 million. The loss from these discontinued operations for the three months ended March 31, 2003 is reported net of income tax benefit of $1 million.

(4) NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. The Company has subsidiary trusts that have Mandatorily Redeemable Preferred Securities outstanding. The trusts were determined to be variable interest entities under FIN 46-R and the Company also determined that it is not the primary beneficiary of the trusts. As of December 31, 2003, the Company deconsolidated the trusts and instead reports its junior subordinated debentures due to the trusts as long-term debt. The Company also evaluated two purchase power contracts with qualifying facilities as defined in the Public Utility Regulatory Policies Act of 1978 related to its Electric Generation business segment. The Company concluded it was not required to consolidate the entities that own the qualifying facilities.

      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in Note 2 to these Interim Financial Statements.

      In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact the Act will have on the Company. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-1)." In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending, and that guidance, when issued, may require the Company to change previously reported information.

(5) REGULATORY MATTERS

(a) 2004 True-Up Proceeding.

      On March 31, 2004, CenterPoint Houston, Texas Genco LP and Reliant Energy Retail Services LLC, a former affiliate and current subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), filed the final true-up application required by the Texas electric restructuring law with the Public Utility Commission of Texas (Texas Utility Commission). The Texas electric restructuring law authorizes public utilities to recover in 2004 a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs associated with transition from a regulated to a competitive environment (2004 True-Up Proceeding). The Company's true-up balance is $3.8 billion. An additional $631 million in interest could be added if approved in a proceeding pending before the Texas Supreme Court.

     The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. The Texas Utility Commission has scheduled hearings beginning June 21, 2004. The true-up proceeding will result in either additional charges being assessed or credits being issued through the utility's non-bypassable delivery charges. The Texas electric restructuring law permits transmission and distribution utilities to recover the true-up balance through transition charges on their non-bypassable delivery charge, to the extent that such components are established in certain regulatory proceedings. Non-bypassable delivery charges are those that must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit utilities to issue transition bonds based on the securitization of revenues associated with the transition charges. Any delay in the final order date will result in a delay in the securitization of the true-up components and the implementation of the non-bypassable charges described above, and could delay the recovery of carrying costs on the true-up components determined by the Texas Utility Commission.

      CenterPoint Houston will be required to establish and support the $3.8 billion it seeks to recover in the 2004 True-Up Proceeding. Third parties will have the opportunity and are expected to challenge CenterPoint Houston's calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if CenterPoint Houston agrees to forego recovery of a portion of the request under a settlement agreement, CenterPoint Houston would be unable to recover those amounts in the future.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On January 30, 2004, the Texas Supreme Court granted CenterPoint Houston's petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. The Company has not accrued interest income on stranded costs in its consolidated financial statements.

      As of March 31, 2004, CenterPoint Houston has recorded net regulatory assets totaling $3.3 billion, which are expected to be recovered in the 2004 True-Up Proceeding. If events were to occur during the 2004 True-Up Proceeding that made the recovery of these regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(b) Generation Asset Impairment Contingency.

      The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of March 31, 2004, no impairment of its Texas generation assets had been indicated. The Company anticipates that future events, such as changes in the market value of Texas Genco common stock, a change in the estimated holding period of the Texas generation assets, or a change in market demand for electricity, will require the Company to re-evaluate these assets for impairment. Changes in any of these assumptions could result in a material impairment charge.

(c) Rate Cases.

      On January 6, 2004, new rates went into effect in the City of Houston in accordance with a rate settlement between CenterPoint Energy Entex (Entex) and the City. These settlement rates were subsequently filed with the 28 remaining cities in the Houston Division and with the Railroad Commission of Texas (Texas Railroad Commission). The settlement rates went into effect in 12 of the 28 cities on February 1, 2004 and went into effect for ten additional cities on May 1, 2004. The Texas Railroad Commission is expected to render a decision associated with the unincorporated environs in the near future. Once all remaining regulatory approvals are received, the annualized effect of this multi-jurisdictional rate increase will be approximately $14 million.

(d) Other Regulatory Proceedings.

      Final Fuel Reconciliation. On March 4, 2004, an Administrative Law Judge
(ALJ) issued a Proposal for Decision (PFD) relating to CenterPoint Houston's final fuel reconciliation. CenterPoint Houston reserved $117 million, including interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission reviewed the PFD in CenterPoint Houston's final fuel reconciliation case, affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. The Texas Utility Commission's decision is pending the outcome of the remanded issue. The results of the Texas Utility Commission's final decision will be a component of the 2004 True-Up Proceeding.

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

(6) DERIVATIVE FINANCIAL INSTRUMENTS

      The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in cash flows of its natural gas businesses on its operating results and cash flows.

      During the three months ended March 31, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. As of March 31, 2004, the Company expects $54 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Interest Rate Swaps. As of December 31, 2003, the Company had an outstanding interest rate swap with a notional amount of $250 million to fix the interest rate applicable to floating rate short-term debt. This swap, which expired in January 2004, did not qualify as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), and was marked to market in the Company's Consolidated Balance Sheets with changes in market value reflected in interest expense in the Statements of Consolidated Income.

      During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and is being amortized into interest expense over the life of the designated fixed-rate debt. No amortization of this amount was recognized in the first three months of 2003. Amortization of amounts deferred in accumulated other comprehensive income for the three months ended March 31, 2004, was $6 million.

      Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 and $255 million of convertible senior notes, issued December 17, 2003, contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest components was not material at issuance or at March 31, 2004.

(7) GOODWILL AND INTANGIBLES

      Goodwill as of December 31, 2003 and March 31, 2004 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                           DECEMBER 31, 2003                 MARCH 31, 2004
                                                       ---------------------------     ---------------------------
                                                        CARRYING       ACCUMULATED       CARRYING     ACCUMULATED
                                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                       -----------    ------------     -----------    ------------
                                                                             (IN MILLIONS)
Land use rights....................................    $        61    $        (14)    $        61    $        (14)
Other..............................................             38              (5)             38              (6)
                                                       -----------    ------------     -----------    ------------
    Total..........................................    $        99    $        (19)    $        99    $        (20)
                                                       ===========    ============     ===========    ============

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of

March 31, 2004. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for both the three months ended March 31, 2003 and 2004 was $1 million. Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows (in millions):

2004........................................     $     3
2005........................................           3
2006........................................           2
2007........................................           2
2008........................................           2
2009........................................           2
                                                 -------
  Total.....................................     $    14
                                                 =======

(8) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ---------------------------
                                                                                          2003            2004
                                                                                       -----------     -----------
                                                                                             (IN MILLIONS)
Net income.........................................................................    $       168     $        74
                                                                                       -----------     -----------
Other comprehensive income:
  Net deferred gain (loss) from cash flow hedges...................................             (1)              8
  Reclassification of deferred loss from cash flow hedges realized in net income...              1               1
  Other comprehensive income from discontinued operations..........................              1               -
                                                                                       -----------     -----------
Other comprehensive income.........................................................              1               9
                                                                                       -----------     -----------
Comprehensive income ..............................................................    $       169     $        83
                                                                                       ===========     ===========

(9) CAPITAL STOCK

      CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2003, 306,297,147 shares of CenterPoint Energy common stock were issued and 305,385,434 shares of CenterPoint Energy common stock were outstanding. At March 31, 2004, 307,073,026 shares of CenterPoint Energy common stock were issued and 307,072,860 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (911,547 and -0- at December 31, 2003 and March 31, 2004, respectively) and (b) treasury shares (166 at both December 31, 2003 and March 31, 2004). CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of both 2003 and 2004.

      Both the 2004 True-Up Proceeding and the monetization of CenterPoint Energy's remaining interest in Texas Genco could result in charges against our earnings. If those charges are of sufficient magnitude, they could reduce our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our SEC financing order. We have filed an application with the SEC under the 1935 Act requesting an order authorizing us to pay dividends in the second and third quarters of 2004 out of capital or unearned surplus in the event we take such a charge against earnings.

(10) SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Short-term Borrowings.

      As of March 31, 2004, Texas Genco had a revolving credit facility that provided for an aggregate of $75 million of committed credit. The revolving credit facility terminates on December 21, 2004. As of March 31, 2004, such credit facility was not utilized.

(b) Long-term Debt.

      As of March 31, 2004, CERC Corp. had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are the London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid. As of March 31, 2004, such credit facility was not utilized.

      In February 2004, $56 million aggregate principal amount of collateralized 5.6% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of CenterPoint Houston. The pollution control bonds are collateralized by general mortgage bonds of CenterPoint Houston with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on behalf of CenterPoint Energy. CenterPoint Houston's 6.7% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the extinguishment of the refunded pollution control bonds. CenterPoint Houston's 6.7% notes payable to CenterPoint Energy were also cancelled upon the extinguishment of the refunded pollution control bonds.

      In March 2004, $45 million aggregate principal amount of 3.625% collateralized insurance-backed pollution control bonds due 2012 and $84 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of CenterPoint Houston. The pollution control bonds are collateralized by general mortgage bonds of CenterPoint Houston with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.375% collateralized pollution control bonds with an aggregate principal amount of $45 million and one series of 5.6% collateralized pollution control bonds with an aggregate principal amount of $84 million issued on behalf of CenterPoint Energy. CenterPoint Houston's 6.375% and 5.6% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the extinguishment of the refunded pollution control bonds. CenterPoint Houston's 6.375% and 5.6% notes payable to CenterPoint Energy were also cancelled upon the extinguishment of the refunded pollution control bonds.

      Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, two Delaware statutory business trusts created by CenterPoint Energy (HL&P Capital Trust I and HL&P Capital Trust II) issued to the public (a) $250 million aggregate amount of preferred securities and (b) $100 million aggregate amount of capital securities, respectively. In February 1999, a Delaware statutory business trust created by CenterPoint Energy (REI Trust I) issued $375 million aggregate amount of preferred securities to the public. Each of the trusts used the proceeds of the offerings to purchase junior subordinated debentures issued by CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities. As discussed in Note 4, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above are included in long-term debt as of December 31, 2003 and March 31, 2004.

      The junior subordinated debentures are the trusts' sole assets and their entire operations. CenterPoint Energy considers its obligations under the Amended and Restated Declaration of Trust, Indenture, Guaranty Agreement and, where applicable, Agreement as to Expenses and Liabilities, relating to each series of preferred securities or capital securities, taken together, to constitute a full and unconditional guarantee by CenterPoint Energy of each trust's obligations related to the respective series of preferred securities or capital securities.

      The preferred securities and capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of March 31, 2004, no interest payments on the junior subordinated debentures had been deferred.

      The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities or capital securities of the trusts described above and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                                    AGGREGATE LIQUIDATION
                                       AMOUNTS AS OF
                                   ------------------------
                                                               DISTRIBUTION       MANDATORY
                                                                   RATE/         REDEMPTION
                                   DECEMBER 31,   MARCH 31,      INTEREST           DATE/
            TRUST                      2003          2004          RATE         MATURITY DATE    JUNIOR SUBORDINATED DEBENTURES
---------------------------------  ------------   ---------    -------------    -------------   --------------------------------
                                     (IN MILLIONS)

REI Trust I......................  $        375   $     375             7.20%     March 2048    7.20% Junior Subordinated
                                                                                                Debentures

HL&P Capital Trust I(1)..........  $        250   $       -            8.125%     March 2046    8.125% Junior Subordinated
                                                                                                 Deferrable Interest Debentures
                                                                                                Series A

HL&P Capital Trust II............  $        100   $     100            8.257%   February 2037   8.257% Junior Subordinated
                                                                                                Deferrable Interest Debentures
                                                                                                Series B

------------

(1) The preferred securities issued by HL&P Capital Trust I having an aggregate liquidation amount of $250 million were redeemed at 100% of their aggregate liquidation amount in January 2004.

      In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 4, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above are included in long-term debt as of December 31, 2003 and March 31, 2004.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and March 31, 2004, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of March 31, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

(c) Receivables Facility.

      On January 21, 2004, CERC replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of March 31, 2004, CERC had fully utilized its receivables facility.

(11) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

  RRI Indemnified Litigation

      The Company, CenterPoint Houston or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and RRI, the Company and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, but most of the lawsuits remain in early procedural stages. Our former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and in some cases, corporate officers of some of those companies, have been named as defendants in these suits.

      The Company, CenterPoint Houston or their predecessor, Reliant Energy, were named in approximately 25 of these lawsuits, which were instituted between 2001 and 2004 and are pending in state court in Los Angeles County, in federal district courts in San Francisco, San Diego, Los Angeles and Nevada and before the Ninth Circuit Court of Appeals. However, neither the Company nor Reliant Energy was a participant in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain.

      In February 2003, a lawsuit was filed by three individuals in federal district court in Chicago against CenterPoint Energy and certain former and current officers of RRI for alleged violations of federal securities laws. The plaintiffs in this lawsuit allege that the defendants violated federal securities laws by issuing false and misleading statements to the public, and that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues. In addition, the plaintiffs assert claims of fraudulent and negligent misrepresentation and violations of Illinois consumer law. In January 2004 the trial judge ordered dismissal of plaintiffs' claims on the ground that they did not set forth a claim. The plaintiffs filed an amended complaint in March 2004, which the defendants are asking the court to dismiss.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as equitable relief in the form of restitution.

      In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of the Company. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint seeks monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

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

      The Company believes that none of the lawsuits described under "Other Class Action Lawsuits" has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to the plaintiffs.

Other Legal Matters

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add the Company and CenterPoint Houston, as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations have previously been investigated by the Texas Utility Commission and found to be without merit. The Company also believes the plaintiff's allegations are without merit and will seek their dismissal.

      Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial involving the Three Cities claims (but not the class of cities), the trial court decertified the class and entered a judgment for $1.7 million, including interest, plus an award of $13.7 million in legal fees. Despite other jury findings for the plaintiffs, the trial court's judgment was based on the jury's finding in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities filed a petition for review at the Texas Supreme Court, which declined to hear the case. The Three Cities filed a motion for rehearing, which was denied by the Supreme Court in April 2004. Now that the Three Cities case has been favorably resolved, the Company intends to seek dismissal of the claims of the other cities.

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

      In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. CERC and its subsidiaries believe that there has been no systematic mismeasurement of gas and that the suits are without merit. CERC does not expect that their ultimate outcome would have a material impact on the financial condition or results of operations of either the Company or CERC.

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed against CERC in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential or business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by CERC. In February 2004, another suit was filed against CERC in Calcasieu Parish, Louisiana, seeking to recover alleged overcharges for gas or gas services allegedly provided by Entex without advance approval by the Louisiana Public Service Commission. The plaintiffs in these cases seek injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages and civil penalties. In these cases, the Company, CERC and Entex Gas Marketing Company deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company and CERC do not anticipate that the outcome of these matters will have a material impact on the financial condition or results of operations of either the Company or CERC.

(b) Environmental Matters.

      Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through March 31, 2004, the Company has invested $679 million for NOx emission control, and plans to make additional expenditures of up to approximately $116 million during the remainder of 2004 through 2007. Further revisions to these NOx requirements may result from the EPA's ongoing review of these TCEQ rules and from the TCEQ's future rules, expected by 2007, implementing more stringent federal eight-hour ozone standards. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities and the final amount for recovery will be determined in the 2004 True-Up Proceeding. The Company is limited to a maximum recovery of $699 million excluding allowance for funds used during construction and capitalized interest, as previously determined by the Texas Utility Commission.

      Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among the defendants in lawsuits filed beginning in August 2001 in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility," which was formerly operated by a predecessor in interest of CERC Corp. This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

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

      At March 31, 2004, CERC had accrued $19 million for remediation of certain Minnesota sites. At March 31, 2004, the estimated range of possible remediation costs for these sites was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12 million as of March 31, 2004 to be used for environmental remediation.

      CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. CERC has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. Based on current information, the Company has not been able to quantify a range of potential environmental expenditures for such sites.

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

      Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(c) Other Proceedings.

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

      Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of March 31, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year.

      There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(e) Nuclear Decommissioning.

      CenterPoint Houston contributed $2.9 million in 2003 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2004. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $201 million as of March 31, 2004, of which approximately 36% were fixed-rate debt securities and the remaining 64% were equity securities. In July 1999, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers of CenterPoint Houston or its successor.

(12)     EARNINGS PER SHARE

      The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ---------------------------------
                                                                                     2003                2004
                                                                                 --------------     --------------
                                                                                  (IN MILLIONS, EXCEPT SHARE AND
                                                                                        PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before cumulative effect of accounting
    change...................................................................    $           81     $           74
  Discontinued operations, net of tax........................................                 7                  -
  Cumulative effect of accounting change, net of tax.........................                80                  -
                                                                                 --------------     --------------
  Net income ................................................................    $          168     $           74
                                                                                 ==============     ==============
Weighted average shares outstanding..........................................       301,664,000        306,012,000
                                                                                 ==============     ==============
Basic EPS:
  Income from continuing operations before cumulative effect of accounting
    change...................................................................    $         0.27     $         0.24
  Discontinued operations, net of tax........................................              0.02                  -
  Cumulative effect of accounting change, net of tax.........................              0.27                  -
                                                                                 --------------     --------------
  Net income.................................................................    $         0.56     $         0.24
                                                                                 ==============     ==============
Diluted EPS Calculation:
  Net income.................................................................    $          168     $           74
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred securities................                 -                  -
                                                                                 --------------     --------------
  Total earnings effect assuming dilution....................................    $          168     $           74
                                                                                 ==============     ==============
Weighted average shares outstanding..........................................       301,664,000        306,012,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options............................................................           258,000          1,261,000
    Restricted stock.........................................................         1,338,000            861,000
    6 1/4% convertible trust preferred securities............................            18,000             17,000
                                                                                 --------------     --------------
  Weighted average shares assuming dilution..................................       303,278,000        308,151,000
                                                                                 ==============     ==============
Diluted EPS:
Income from continuing operations before cumulative effect of
  accounting change..........................................................    $         0.27     $         0.24
Discontinued operations, net of tax..........................................              0.02                  -
Cumulative effect of accounting change, net of tax...........................              0.27                  -
                                                                                 --------------     --------------
  Net income.................................................................    $         0.56     $         0.24
                                                                                 ==============     ==============

-----------------

(1) For the three months ended March 31, 2003 and 2004, the computation of diluted EPS excludes 10,249,849 and 12,051,118 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $7.86 to $34.17 per share and $10.92 to $32.26 per share for the first quarter of 2003 and 2004, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised. The Company's contingently convertible debt is not considered for purposes of diluted earnings per share because the required conversion criteria had not been met as of the end of the reporting period.

(13) REPORTABLE BUSINESS SEGMENTS

      The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company's Latin America operations and its energy management services business, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these Interim Financial Statements.

      The Company has identified the following reportable business segments:
Electric Transmission & Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering and Other Operations. Reportable business segments for all prior periods have been restated to conform to the 2004 presentation.

      Financial data for the Company's reportable business segments are as follows:

                                                                                                           AS OF
                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2003       DECEMBER 31, 2003
                                                  ----------------------------------------------     -----------------
                                                                          NET
                                                  REVENUES FROM       INTERSEGMENT     OPERATING
                                                  NON-AFFILIATES        REVENUES         INCOME        TOTAL ASSETS
                                                  --------------      ------------     ---------     -----------------
                                                                           (IN MILLIONS)
Electric Transmission & Distribution............  $          448 (1)  $          -     $     206     $          10,326
Electric Generation.............................             359 (2)             -           (17)                4,640
Natural Gas Distribution........................           2,028                17           129                 4,661
Pipelines and Gathering.........................              61                48            43                 2,519
Other Operations................................               4                 5             -                 1,347
Eliminations....................................               -               (70)            -                (2,116)
                                                  --------------      ------------     ---------     -----------------
Consolidated....................................  $        2,900      $          -     $     361     $          21,377
                                                  ==============      ============     =========     =================

                                                                                                       AS OF
                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2004       MARCH 31, 2004
                                                  ---------------------------------------------    --------------
                                                                          NET
                                                  REVENUES FROM       INTERSEGMENT    OPERATING
                                                  NON-AFFILIATES        REVENUES        INCOME      TOTAL ASSETS
                                                  --------------      ------------    ---------    --------------
                                                                           (IN MILLIONS)
Electric Transmission & Distribution ...........  $          329 (1)  $          -    $      85    $       10,234
Electric Generation.............................             439 (2)             -           90             4,619
Natural Gas Distribution........................           2,124                 7          117             4,691
Pipelines and Gathering.........................              65                37           45             2,481
Other Operations................................               2                 1           (2)            1,423
Eliminations....................................               -               (45)           -            (2,388)
                                                  --------------      ------------    ---------    --------------
Consolidated....................................  $        2,959      $          -    $     335    $       21,060
                                                  ==============      ============    =========    ==============

-------------

(1) Sales to subsidiaries of RRI for the three months ended March 31, 2003 and 2004 represented approximately $212 million and $199 million, respectively, of CenterPoint Houston's transmission and distribution revenues.

(2) Sales to subsidiaries of RRI for the three months ended March 31, 2003 and 2004 represented approximately 68% and 58%, respectively, of Texas Genco's total revenues. Sales to another major customer for the three months ended March 31, 2003 and 2004 represented approximately 10% and 19%, respectively, of Texas Genco's total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                EXECUTIVE SUMMARY

1ST QUARTER 2004 HIGHLIGHTS

      Our operating performance and cash flow for the first quarter of 2004 compared to the first quarter of 2003 were affected by:

      - improved operating income from Texas Genco Holdings, Inc. (Texas Genco) of $107 million;

      - continued customer growth, with the addition of nearly 87,000 metered electric and gas customers;

      -     a decrease in interest expense of $33 million;

      -     a reduction of $21 million in capital expenditures;

      -     the termination of revenues related to Excess Cost Over Market
            (ECOM) as of January 1, 2004 compared to ECOM revenues of $132 million recorded in the first quarter of 2003;

      -     milder weather in 2004, impacting the quarter by $16 million; and

      - a charge of $8 million related to staff reductions in the Natural Gas Distribution business segment.

SIGNIFICANT EVENTS IN 2004

      The 1999 Texas Electric Choice Law (Texas electric restructuring law) contains provisions that allow our transmission and distribution utility, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), to recover the amount by which the market value of our generating assets, as determined by the Public Utility Commission of Texas (Texas Utility Commission) under a formula prescribed in the law, is below the regulatory net book value of those assets as of the end of 2001. It also allows CenterPoint Houston to recover certain other transition costs, such as a final fuel reconciliation balance, regulatory assets and the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and actual market prices for generation as determined in the state-mandated capacity auctions during that period (called the ECOM true-up). Those amounts, and certain other adjustments (the true-up balance), are to be determined by the Texas Utility Commission in a proceeding that began on March 31, 2004 (2004 True-Up Proceeding). Our true-up balance is $3.8 billion, excluding interest. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although, under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. The Texas Utility Commission has scheduled hearings beginning June 21, 2004. Various parties have intervened in our true-up proceeding, and we expect intervenors to vigorously oppose recovery of the amounts we are seeking. After the Texas Utility Commission determines the amount of the true-up balance that the utility may recover, the utility will recover those amounts through a transition charge added to its non-bypassable delivery charge. An ultimate determination or a settlement at an amount less than that recorded in our financial statements could lead to a charge that would materially adversely affect our results of operations, financial condition and cash flows. Assuming receipt of a timely final order from the Texas Utility Commission, we expect to begin earning a rate of return on the true-up balance in the third quarter of 2004. We intend to seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance as early as the fourth quarter of 2004 through the issuance of transition bonds and to be in a position to issue those bonds by early 2005. Transition bonds would be issued through a special purpose entity that would be a subsidiary of CenterPoint Houston, but they would be non-recourse to CenterPoint Houston. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us through either the payment of dividends or the settlement of intercompany payables. We can then move funds back to CenterPoint Houston, either through equity or intercompany debt, in order to maintain CenterPoint Houston's capital structure at the appropriate levels.

      In January 2004, Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) did not exercise its option to purchase our 81% interest in Texas Genco. We have engaged a financial advisor to assist us in the sale of our interest in Texas Genco. We are currently providing interested parties information about Texas Genco and its operations. There can be no assurance that we will receive any definitive bids for our interest in Texas Genco or that any bids we do receive will be acceptable to us. Any proceeds from the monetization of Texas Genco are expected to be used to repay indebtedness. We expect to have determined our best course of action regarding the possible disposition of our interest in Texas Genco in 2004.

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

      Resolution of the 2004 True-Up Proceeding and the monetization of our remaining interest in Texas Genco are the two most significant events facing the company in 2004. These events are expected to result in aggregate proceeds of over $5 billion based on the Texas Utility Commission rules and our estimate of the ultimate sales price of our interest in Texas Genco. We expect to use these proceeds to repay our indebtedness. Either or both events could, however, lead to charges against earnings. If those charges are of sufficient magnitude, they could reduce our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our Securities and Exchange Commission (SEC) financing order. We have filed an application with the SEC under the 1935 Act requesting an order authorizing us to pay dividends in the second and third quarters of 2004 out of capital or unearned surplus in the event we are required to take such a charge against earnings.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On January 30, 2004, the Texas Supreme Court granted our petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. We have not accrued interest income on stranded costs of approximately $631 million in our consolidated financial statements.

RECENT DEVELOPMENTS

      In March 2004, AEP Central Texas Company (AEP), one of Texas Genco's co-owners in the South Texas Project Electric Generating Station (South Texas Project), notified Texas Genco that it has received an offer by a third party to purchase its entire 25.2 percent ownership interest in the South Texas Project for $332.6 million, subject to certain adjustments at closing. Under the terms of the agreements among the owners of the South Texas Project, Texas Genco and each of the other two co-owners have the right to purchase AEP's interest for the cash price offered by the third party. To exercise the right of first refusal, Texas Genco must give notice to AEP within three months of their notice to Texas Genco. If more than one owner elects to purchase all or a portion of the interest being sold, the interest will be prorated among the owners seeking to purchase AEP's interest in proportion to their ownership interests in the South Texas Project. Texas Genco is currently evaluating the offer received, but has not made a decision whether to exercise its rights.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------------
                                                                                            2003            2004
                                                                                          --------        --------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues .........................................................................          $ 2,900         $ 2,959
Expenses .........................................................................           (2,539)         (2,624)
                                                                                            -------         -------
Operating Income .................................................................              361             335
Interest and Other Finance Charges ...............................................             (238)           (205)
Other Income, net ................................................................               (3)              5
                                                                                            -------         -------
Income From Continuing Operations Before Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change .........................................              120             135
Income Tax Expense ...............................................................              (41)            (50)
Minority Interest ................................................................                2             (11)
                                                                                            -------         -------
Income From Continuing Operations Before Cumulative Effect of Accounting Change ..               81              74
Discontinued Operations, net of tax ..............................................                7              --
Cumulative Effect of Accounting Change, net of tax ...............................               80              --
                                                                                            -------         -------
Net Income .......................................................................          $   168         $    74
                                                                                            =======         =======
BASIC EARNINGS PER SHARE:
  Income From Continuing Operations Before Cumulative Effect of Accounting
    Change .......................................................................          $  0.27         $  0.24
  Discontinued Operations, net of tax ............................................             0.02              --
  Cumulative Effect of Accounting Change, net of tax .............................             0.27              --
                                                                                            -------         -------
  Net Income .....................................................................          $  0.56         $  0.24
                                                                                            =======         =======

DILUTED EARNINGS PER SHARE:
  Income From Continuing Operations Before Cumulative Effect of Accounting
    Change .......................................................................          $  0.27         $  0.24
  Discontinued Operations, net of tax ............................................             0.02              --
  Cumulative Effect of Accounting Change, net of tax .............................             0.27              --
                                                                                            -------         -------
  Net Income .....................................................................          $  0.56         $  0.24
                                                                                            =======         =======

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Income from Continuing Operations. We reported income from continuing operations of $74 million ($0.24 per diluted share) for the three months ended March 31, 2004 as compared to $81 million ($0.27 per diluted share) for the same period in 2003 before cumulative effect of accounting change. The decrease in income from continuing operations of $7 million was primarily due to the termination of revenues in our Electric Transmission & Distribution business segment related to ECOM as of January 1, 2004 compared to ECOM revenues of $132 million recorded in the first quarter of 2003, a reduction of $16 million in revenues from our Electric Transmission & Distribution and Natural Gas Distribution business segments due to milder weather in the first quarter of 2004 and an $8 million charge for severance cost associated with staff reductions in our Natural Gas Distribution business segment. These decreases were substantially offset by a $107 million increase in operating income from our Electric Generation business segment and a $33 million decrease in interest expense due to lower borrowing costs.

      Cumulative Effect of Accounting Change. In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), effective January 1, 2003, we completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs with respect to our non-rate regulated businesses as a cumulative effect of accounting change. The total cumulative effect of accounting change from adoption of SFAS No. 143 was $80 million after-tax ($152 million pre-tax). Excluded from the $80 million after-tax cumulative effect of accounting change recorded for the three months ended March 31, 2003, is minority interest of $19 million related to the Texas Genco stock not owned by CenterPoint Energy.

                   RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income for each of our business segments for the three months ended March 31, 2003 and 2004. Some amounts from the previous year have been reclassified to conform to the 2004 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                      2003       2004
                                                      ----       ----
                                                       (IN MILLIONS)
Electric Transmission & Distribution .........       $ 206       $  85
Electric Generation ..........................         (17)         90
Natural Gas Distribution .....................         129         117
Pipelines and Gathering ......................          43          45
Other Operations .............................          --          (2)
                                                     -----       -----
      Total Consolidated Operating Income.....       $ 361       $ 335
                                                     =====       =====

ELECTRIC TRANSMISSION & DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2003 (CenterPoint Energy Form 10-K), each of which is incorporated herein by reference.

      The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2003 and 2004:

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                              2003         2004
                                                             -------     -------
                                                                 (IN MILLIONS)
Revenues:
  Electric transmission and distribution revenues.....       $   303     $   314
  ECOM revenues ......................................           132          --
  Transition bond revenues ...........................            13          15
                                                             -------     -------
    Total revenues ...................................           448         329
                                                             -------     -------
Expenses:
  Operation and maintenance ..........................           133         132
  Depreciation and amortization ......................            62          60
  Taxes other than income taxes ......................            44          47
  Transition bond expenses ...........................             3           5
                                                             -------     -------
    Total expenses ...................................           242         244
                                                             -------     -------
Operating Income .....................................       $   206     $    85
                                                             =======     =======

Actual gigawatt-hours (GWh) delivered:
  Residential ........................................         4,558       4,402
  Total (1) ..........................................        14,788      15,520

------------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

      Our Electric Transmission & Distribution business segment reported operating income of $85 million for the three months ended March 31, 2004, consisting of $75 million for the regulated electric transmission and distribution utility and $10 million for the transition bond company. For the three months ended March 31, 2003, operating income totaled $206 million, consisting of $64 million for the regulated electric transmission and distribution utility, $10 million for the transition bond company and $132 million of non-cash income associated with ECOM. ECOM is recoverable under the Texas electric restructuring law and is included in our recently filed true-up application. Beginning in 2004, there is no ECOM contribution to earnings. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. The regulated electric transmission and distribution utility continues to benefit from solid customer growth. Revenues increased $9 million for the three months ended March 31, 2004 as compared to the same period in 2003 from the addition of 48,000 metered customers since March 2003. This increase was partially offset by milder weather which negatively impacted the quarter by $6 million.

ELECTRIC GENERATION

         For information regarding factors that may affect the future results of operations of our Electric Generation business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Generation Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in
Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following tables provide summary data of our Electric Generation business segment for the three months ended March 31, 2003 and 2004:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                         2003         2004
                                                       --------     -------
                                                           (IN MILLIONS)
Revenues .........................................     $   359      $   439
                                                       -------      -------
Expenses:
  Fuel ...........................................         208          187
  Purchased power ................................          12            8
  Operation and maintenance ......................         106          102
  Depreciation and amortization ..................          39           40
  Taxes other than income taxes ..................          11           12
                                                       -------      -------
    Total expenses ...............................         376          349
                                                       -------      -------
Operating Income (Loss) ..........................     $   (17)     $    90
                                                       =======      =======

Sales (in GWh) ...................................       9,276       10,721
Generation (in GWh) ..............................       8,995       10,149

      Our Electric Generation business segment's operating income for the three months ended March 31, 2004 was $90 million compared to a loss of $17 million for the same period in 2003. Revenues increased $80 million in the first quarter of 2004 as compared to the same period in 2003 due to higher capacity revenue for base-load products driven by continued high natural gas prices. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Additionally, the sale of surplus air emission allowances contributed $4 million to the increase in revenues. Fuel and purchased power costs declined $25 million in the first quarter of 2004 as compared to the same period in 2003 reflecting the increase in availability of our lower-cost base-load units in 2004, lower gas prices in 2004 and lower demand for gas-fired generation products. Operation and maintenance expenses decreased $4 million primarily due to a reduction in planned and unplanned outages in the first quarter of 2004 as compared to the same period in 2003.

NATURAL GAS DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2003 and 2004:

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                   2003         2004
                                                                 --------     --------
                                                                     (IN MILLIONS)
Revenues ...................................................     $ 2,045      $ 2,131
                                                                 -------      -------
Expenses:
  Natural gas ..............................................       1,694        1,790
  Operation and maintenance ................................         148          149
  Depreciation and amortization ............................          33           35
  Taxes other than income taxes ............................          41           40
                                                                 -------      -------
    Total expenses .........................................       1,916        2,014
                                                                 -------      -------
Operating Income ...........................................     $   129      $   117
                                                                 =======      =======

Throughput (in billion cubic feet (Bcf)):
  Residential ..............................................          94           85
  Commercial and industrial ................................          89           83
  Non-rate regulated commercial and industrial .............         129          139
  Elimination ..............................................         (15)         (10)
                                                                 -------      -------
    Total Throughput .......................................         297          297
                                                                 =======      =======

      Our Natural Gas Distribution business segment reported operating income of $117 million for the three months ended March 31, 2004 as compared to $129 million for the same period in 2003. Continued customer growth, with the addition of over 38,000 customers since March 2003, and higher revenues of $3 million from rate increases were more than offset by the impact of milder weather of $10 million and reduced contributions from our competitive commercial and industrial sales business. Operations and maintenance expense increased $1 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase was primarily due to an $8 million charge for severance cost associated with staff reductions, which will reduce costs in future periods. Excluding this charge, operation and maintenance expenses decreased by $7 million.

PIPELINES AND GATHERING

      For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following table provides summary data of our Pipelines and Gathering business segment for the three months ended March 31, 2003 and 2004:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                     2003         2004
                                                   --------     --------
                                                       (IN MILLIONS)
Revenues ...................................       $ 109      $ 102
                                                   -----      -----
Expenses:
  Natural gas ..............................          21          9
  Operation and maintenance ................          30         33
  Depreciation and amortization ............          11         11
  Taxes other than income taxes ............           4          4
                                                   -----      -----
    Total expenses .........................          66         57
                                                   -----      -----
Operating Income ...........................       $  43      $  45
                                                   =====      =====

Throughput (in Bcf):
  Natural Gas Sales ........................           4          2
  Transportation ...........................         268        270
  Gathering ................................          72         75
  Elimination (1) ..........................          (2)        (2)
                                                   -----      -----
    Total Throughput .......................         342        345
                                                   =====      =====

-------------
(1)   Elimination of volumes both transported and sold.

      Our Pipelines and Gathering business segment reported operating income of $45 million for the three months ended March 31, 2004 compared to $43 million for the same period in 2003. The improvement was primarily due to higher utilization of storage services, higher interruptible transportation margins, increased throughput and enhanced services related to our gas gathering operations and lower natural gas prices. Operation and maintenance expenses increased $3 million for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to spending related to pipeline integrity and higher employee-related costs.

OTHER OPERATIONS

      The following table shows operating income of our Other Operations business segment for the three months ended March 31, 2003 and 2004:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                       2003       2004
                                       -----     ------
                                         (IN MILLIONS)
Revenues.......................        $   9     $   3
Expenses.......................            9         5
                                       -----     -----
Operating Income (Loss)........        $  --     $  (2)
                                       =====     =====

DISCONTINUED OPERATIONS

      In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. We have completed our strategy of exiting all of our international investments. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for the three months ended March 31, 2003.

      In November 2003, we sold a component of our Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for the three months ended March 31, 2003.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Energy Form 10-K and "Risk Factors" in Item 1 of Part I of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference. In addition to these factors, the discontinuation of non-cash operating income associated with ECOM is expected to negatively impact our earnings in 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2003 and 2004:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                                 2003       2004
                                                ------     ------
                                                  (IN MILLIONS)
Cash provided by (used in):
   Operating activities .................       $   6      $ 393
   Investing activities .................        (146)      (128)
   Financing activities .................         121       (190)

CASH PROVIDED BY OPERATING ACTIVITIES

      Cash provided by operating activities increased $387 million for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to increased cash flow from Texas Genco substantially due to higher capacity revenues driven by continued high natural gas prices ($88 million), and decreased accounts receivable attributable to a higher level of accounts receivable being sold under CERC Corp.'s factoring agreement ($100 million). Additionally, other changes in working capital items, primarily decreased net accounts receivable and accounts payable due to the impact of lower natural gas prices and milder weather in the first quarter of 2004 as compared to the same period in 2003 ($130 million), contributed to the overall increase in cash provided by operating activities.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities decreased $18 million for the three months ended March 31, 2004 as compared to the same period in 2003 due primarily to decreased environmental-related capital expenditures in our Electric Generation business segment and decreased capital expenditures in our Electric Transmission & Distribution business segment primarily resulting from delayed spending due to inclement weather.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

      During the first three months of 2004, debt payments exceeded net loan proceeds by $159 million. During the first three months of 2003, net loan proceeds exceeded debt payments by $155 million.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements will be affected by:

      -     capital expenditures;

      -     debt service requirements;

      -     various regulatory actions; and

      -     working capital requirements.

      The 1935 Act regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. On January 21, 2004, CERC Corp. replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of March 31, 2004, CERC Corp. had fully utilized its receivables facility.

      Long-term and Short-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

      As of March 31, 2004, we had the following revolving credit facilities (in millions):

                                               SIZE OF           AMOUNT
                                             FACILITY AT     OUTSTANDING AT
                                              MARCH 31,        MARCH 31,
  DATE EXECUTED            COMPANY              2004             2004             TERMINATION DATE
  -------------            -------              ----             ----             ----------------
  March 23, 2004         CERC Corp.           $    250         $   --              March 23, 2007
 October 7, 2003     CenterPoint Energy          1,425            735             October 7, 2006
December 23, 2003      Texas Genco, LP              75             --            December 21, 2004

      On March 23, 2004, CERC Corp. replaced its $200 million revolving credit facility with a $250 million revolving credit facility that terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are LIBOR plus 150 basis points based on current credit ratings and the applicable pricing grid.

      In February 2004, $56 million aggregate principal amount of collateralized 5.60% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of CenterPoint Houston. The pollution control bonds are collateralized by general mortgage bonds of CenterPoint Houston with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on our behalf. CenterPoint Houston's 6.7% first mortgage bonds, which collateralized our payment obligations under the refunded pollution control bonds, were retired in connection with the extinguishment of the refunded pollution control bonds. CenterPoint Houston's 6.7% notes payable to us were cancelled upon the extinguishment of the refunded pollution control bonds.

      In March 2004, $45 million aggregate principal amount of 3.625% collateralized insurance-backed pollution control bonds due 2012 and $84 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of CenterPoint Houston. The pollution control bonds are collateralized by general mortgage bonds of CenterPoint Houston with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.375% collateralized pollution control bonds with an aggregate principal amount of $45 million and one series of 5.6% collateralized pollution control bonds with an aggregate principal amount of $84 million issued on our behalf. CenterPoint Houston's 6.375% and 5.6% first mortgage bonds which collateralized our payment obligations under the refunded pollution control bonds were retired in connection with the extinguishment of the refunded pollution control bonds. CenterPoint Houston's 6.375% and 5.6% notes payable to us were cancelled upon the extinguishment of the refunded pollution control bonds.

      On March 31, 2004, we had temporary external investments of $160 million.

      At March 31, 2004, CenterPoint Energy had a shelf registration statement covering 15 million shares of common stock and CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the remainder of 2004, assuming we continue to own our interest in Texas Genco for the full year, include the following:

      -     approximately $571 million of capital expenditures;

      - an estimated $183 million in refunds by CenterPoint Houston of excess mitigation credits through December 31, 2004;

      -     dividend payments on CenterPoint Energy common stock; and

      - $35 million of maturing long-term debt, including $27 million of transition bonds.

      We expect that revolving credit borrowings and anticipated cash flows from operations will be sufficient to meet our cash needs for 2004. Our $2.3 billion credit facility provides that, until such time as the credit facility has been reduced to $750 million, all of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own, or of material portions of Texas Genco's assets, shall be applied to repay borrowings under our credit facility and reduce the amount available under the credit facility. Our $2.3 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities. CenterPoint Houston's term loan requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's term loan, subject to certain exceptions, limits the application of proceeds from capital markets transactions by CenterPoint Houston over $200 million to repayment of debt existing in November 2002.

      CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us through either the payment of dividends or the settlement of intercompany payables. We can then move funds back to CenterPoint Houston, either through equity or intercompany debt, in order to maintain CenterPoint Houston's capital structure at the appropriate levels. Under the orders described under " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock," CenterPoint Houston's member's equity as a percentage of total capitalization must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                     MOODY'S                 S&P                  FITCH
                                              -------------------  ---------------------  --------------------
            COMPANY/INSTRUMENT                 RATING  OUTLOOK(1)    RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
            ------------------                -------  ----------   --------  ----------  --------  ----------
CenterPoint Energy Senior Unsecured Debt...   Ba2      Negative     BBB-      Negative    BBB-      Negative
CenterPoint Houston Senior Secured Debt
  (First Mortgage Bonds)...................   Baa2     Negative     BBB       Negative    BBB+      Negative
CERC Corp. Senior Debt.....................   Ba1      Stable       BBB       Negative    BBB       Negative

------------
(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook. A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

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

      On April 30, 2004, Moody's announced that it had changed the CERC outlook to stable from negative. Moody's explained in its announcement that the action was to reflect the mitigation of concerns that underlay its negative outlook including CERC 's establishment of a steady operating track record as a subsidiary of CenterPoint Energy, CERC's establishment of adequate stand-alone liquidity, CERC's progress made in addressing certain regulatory issues and greater comfort with the ringfencing protections provided to CERC by the 1935 Act.

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

      A decline in credit ratings would increase borrowing costs under CERC's $250 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions. If we were unable to maintain an investment-grade rating from at least one rating agency, as a registered public utility holding company we would be required to obtain further approval from the SEC for any additional capital markets transactions as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below. Additionally, a decline in credit ratings could increase cash collateral requirements that could exist in connection with certain contracts relating to gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment.

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

      CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of March 31, 2004, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of March 31, 2004, unsecured credit limits related to hedge instruments extended to CEGS by counterparties could aggregate $82 million; however, utilized credit capacity is significantly lower.

      Cross Defaults. Under our revolving credit facility and our term loan, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of April 30, 2004, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

      Pension Plan. As discussed in Note 10(b) to the consolidated annual financial statements in the CenterPoint Energy Form 10-K (CenterPoint Energy Notes), which is incorporated herein by reference, we maintain a non-contributory pension plan covering substantially all employees. Employer contributions are based on actuarial computations that establish the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) and the maximum deductible contribution for income tax purposes. At December 31, 2003, the projected benefit obligation exceeded the market value of plan assets by $498 million. In September 2003, we elected to make a $22.7 million contribution to our pension plan. As a result, we will not be required to make any contributions to our pension plan prior to 2005. Changes in interest rates and the market values of the securities held by the plan during 2004 could materially, positively or negatively, change our under-funded status and affect the level of pension expense and required contributions in 2005 and beyond. Plan assets used to satisfy pension obligations have been adversely impacted by the decline in equity market values prior to 2003.

      Under the terms of our pension plan, we reserve the right to change, modify or terminate the plan. Our funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA and the Internal Revenue Code (Code).

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

      Pension costs were $23 million and $19 million for the three months ended March 31, 2003 and 2004, respectively. Additionally, we maintain a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under our non-contributory pension plan except for the Code mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with this non-qualified plan was $2 million and $1 million for the three months ended March 31, 2003 and 2004, respectively.

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

      As of December 31, 2003, the projected benefit obligation was calculated assuming a discount rate of 6.25%, which is a 0.5% decline from the 6.75% discount rate assumed in 2002. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligation specific to the characteristics of our plan.

      Pension expense for 2004, including the benefit restoration plan, is estimated to be $82 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. If the expected return assumption were lowered by 0.5% (from 9.0% to 8.5%), 2004 pension expense would increase by approximately $6 million. Similarly, if the discount rate were lowered by 0.5% (from 6.25% to 5.75%), this assumption change would increase our projected benefit obligation, pension liabilities and 2004 pension expense by approximately $121 million, $111 million and $10 million, respectively. In addition, the assumption change would result in an additional charge to comprehensive income during 2004 of $72 million, net of tax.

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

      -     various regulatory actions; and

      - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and Texas Genco and in respect of RRI's indemnity obligations to us and our subsidiaries.

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

      The net funding requirements of the money pool in which our regulated subsidiaries participate are expected to be met with borrowings under credit facilities. Except in an emergency situation (in which case we could provide funding pursuant to applicable SEC rules), we would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations via the money pool established in October 2003. The terms of both money pools are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities and those of our subsidiaries on June 30, 2003 (June 2003 Financing Order).

      Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock. Factors affecting our ability to issue securities, pay dividends on our common stock or take other actions that affect our capitalization include:

      - a $0.10 per share per quarter limitation on common stock dividend payments under our $2.3 billion revolving credit and term loan facility;

      - covenants and other provisions in our credit or loan facilities and the credit facilities and receivables facility of our subsidiaries and other borrowing agreements; and

      - limitations imposed on us as a registered public utility holding company under the 1935 Act.

      The collateralized term loan of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit

CERC's debt as a percentage of its total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Our $2.3 billion credit facility: limits dividend payments as described above; contains a debt to EBITDA covenant; contains an EBITDA to interest covenant; and provides that, until such time as the credit facility has been reduced to $750 million, all of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own, or of material portions of Texas Genco's assets, shall be applied to repay borrowings under our credit facility and reduce the amount available under the credit facility. These facilities include certain restrictive covenants. We and our subsidiaries are in compliance with such covenants.

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, we have received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permit us to refinance our existing obligations and those of our subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue after giving effect to our capital markets transactions in 2003 and the first four months of 2004. The orders also permit utilization of undrawn credit facilities at CenterPoint Energy and CERC. As of April 30, 2004:

      - CenterPoint Energy is authorized to issue an additional aggregate $250 million of preferred stock, preferred securities and equity-linked securities, $291 million of debt and 198 million shares of common stock;

      - CenterPoint Houston is authorized to issue an additional aggregate $46 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

      - CERC is authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

      The SEC has reserved jurisdiction over, and must take further action to permit, the issuance of $478 million of additional debt at CenterPoint Energy, $430 million of additional debt at CERC and $250 million of additional debt at CenterPoint Houston.

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

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of March 31, 2004, we had a retained deficit on our Consolidated Balance Sheets. We expect to pay dividends out of current earnings. If as a result of the 2004 True-Up Proceeding or the monetization of our remaining interest in Texas Genco we are required to take a charge against our net income, our current earnings could be reduced below the level that would enable us to pay the quarterly dividend on our common stock under our current SEC financing order. We have filed an application with the SEC under the 1935 Act requesting an order authorizing us to pay dividends in the second and third quarters of 2004 out of capital or unearned surplus in the event that we are required to take such a charge against earnings. The June 2003 Financing Order requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of thirty percent (30%).

      Security Interests in Receivables of RRI. Pursuant to a Master Power Purchase and Sale Agreement with a subsidiary of RRI related to power sales in the Electric Reliability Council of Texas (ERCOT) market, Texas Genco has been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of RRI to secure up to $250 million in purchase obligations.

                          CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the CenterPoint Energy Notes. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $3.3 billion of recoverable electric generation-related regulatory assets as of March 31, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in the regulatory recovery mechanism currently in place could result in a material write-down of these regulatory assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

      We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and annually for goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill was indicated based on our analysis as of January 1, 2004. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

      See Note 4 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

      We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

      The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2004 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $34 million.

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

      Our floating-rate obligations to third parties aggregated $3 billion at March 31, 2004. If the floating rates were to increase by 10% from March 31, 2004 rates, our combined interest expense to third parties would increase by a total of $2 million each month in which such increase continued.

      At March 31, 2004, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $8 billion in principal amount and having a fair value of $8 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $405 million if interest rates were to decline by 10% from their levels at March 31, 2004. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      As discussed in Note 12(e) to the CenterPoint Energy Notes, which note is incorporated herein by reference, CenterPoint Houston contributes $2.9 million per year to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $201 million as of March 31, 2004, of which approximately 36% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at March 31, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for as a long-term asset/liability as we will not benefit from any gains, and losses will be recovered through the rate making process. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the CenterPoint Energy Notes, which is incorporated herein by reference.

     As discussed in Note 7 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $106 million at March 31, 2004 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $16 million if interest rates were to decline by 10% from levels at March 31, 2004. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2004 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Income.

EQUITY MARKET VALUE RISK

      We are exposed to equity market value risk through our ownership of 21.6 million shares of TW common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the March 31, 2004 market value of Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

      As discussed above under " -- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, which held debt (36%) and equity (64%) securities as of March 31, 2004. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at March 31, 2004, the resulting loss in fair value of these securities would be approximately $13 million. Currently, the risk of an economic loss is mitigated as discussed above under " -- Interest Rate Risk."

      ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 5 and 11 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CenterPoint Energy 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Energy Form 10-K and Notes 4 and 12 to the CenterPoint Energy Notes, each of which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

      The following table provides information about purchases by or on behalf of CenterPoint Energy and its affiliated purchasers during the quarter ended March 31, 2004 of its common stock. These purchases are related to CenterPoint Energy's discretionary matching contributions under the CenterPoint Energy, Inc. Savings Plan.


                 (a)           (b)             (c)               (d)
                                           TOTAL NUMBER        MAXIMUM
                                          OF SHARES (OR      NUMBER (OR
                                              UNITS)         APPROXIMATE
                                           PURCHASED AS   DOLLAR VALUE) OF
                TOTAL                        PART OF      SHARES (OR UNITS)
              NUMBER OF   AVERAGE PRICE      PUBLICLY      THAT MAY YET BE
             SHARES (OR     PAID PER        ANNOUNCED         PURCHASED
               UNITS)       SHARE (OR        PLANS OR      UNDER THE PLANS
  PERIOD      PURCHASED       UNIT)          PROGRAMS        OR PROGRAMS
----------   ----------   -------------   -------------   ----------------
01/01/04 -
 01/31/04        --            --               --                --
02/01/04 -
 02/29/04        --            --               --                --
03/01/04 -
 03/31/04     850,877(1)    $11.0613            --                --

----------

(1) The shares indicated were purchased by the trustee of the Savings Plan in open-market transactions and are included because they were purchased to fund benefits to employees established by CenterPoint Energy on a discretionary basis. An additional 576,317 shares for the discretionary matching contributions were allocated to plan participants as a result of the repayment of a loan to a related leveraged Employee Stock Ownership Plan using cash contributions from CenterPoint Energy at an average price per share of $10.3751. Shares purchased to fund acquisitions from employee contributions and non-discretionary matching contributions have been regarded as purchased on behalf of plan participants and are not included in the table.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                   SEC FILE
                                                                                                      OR
EXHIBIT                                                                                           REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                       REPORT OR REGISTRATION STATEMENT          NUMBER      REFERENCE
------                   -----------                       --------------------------------          ------      ---------
3.1.1    -- Amended and Restated Articles of        CenterPoint Energy's Registration Statement      3-69502        3.1
            Incorporation of CenterPoint Energy     on Form S-4

3.1.2    -- Articles of Amendment to Amended and
            Restated Articles of Incorporation of   CenterPoint Energy's Form 10-K for the year      1-31447      3.1.1
            CenterPoint Energy                      ended December 31, 2001

3.2      -- Amended and Restated Bylaws of          CenterPoint Energy's Form 10-K for the year      1-31447        3.2
            CenterPoint Energy                      ended December 31, 2001

3.3      -- Statement of Resolution Establishing
            Series of Shares designated Series A    CenterPoint Energy's Form 10-K for the year      1-31447        3.3
            Preferred Stock of CenterPoint Energy   ended December 31, 2001

4.1      -- Form of CenterPoint Energy Stock        CenterPoint Energy's Registration Statement      3-69502        4.1
            Certificate                             on Form S-4

4.2      -- Rights Agreement dated January 1,
            2002, between CenterPoint Energy and    CenterPoint Energy's Form 10-K for the year      1-31447        4.2
            JPMorgan Chase Bank, as Rights Agent    ended December 31, 2001

      Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Energy has not filed as exhibits to this Form 10-Q certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Energy and its subsidiaries on a consolidated basis. CenterPoint Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                                     SEC FILE
                                                                                                        OR
EXHIBIT                                                                                            REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                       REPORT OR REGISTRATION STATEMENT           NUMBER      REFERENCE
------                   -----------                       --------------------------------           ------      ---------
10.1.1   -- $1,310,000,000 Credit Agreement dated     CenterPoint Energy's Form 10-K for the year
            as of November 12, 2002, among            ended December 31, 2002                          1-31447     4(g)(1)
            CenterPoint Houston and the banks named
            therein

10.1.2   -- First Amendment to Exhibit 10.1.1,        CenterPoint Energy's Form 10-Q for the           1-31447      10.7
            dated as of September 3, 2003             quarter ended September 30, 2003

                                                                                                       SEC FILE
                                                                                                          OR
EXHIBIT                                                                                              REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                       REPORT OR REGISTRATION STATEMENT             NUMBER      REFERENCE
------                   -----------                       --------------------------------             ------      ---------
10.1.3   -- Pledge Agreement, dated as of November
            12, 2002 executed in connection with      CenterPoint Energy's Form 10-K for the year
            Exhibit 10.1.1                            ended December 31, 2002                           1-31447      4(g)(2)

10.2     -- $250,000,000 Credit Agreement, dated as
            of March 23, 2004, among CERC Corp., as   CenterPoint Energy's Form 8-K dated March 31,
            Borrower, and the Initial Lenders named   2004                                              1-31447        4.1
            therein, as Initial Lenders

10.3.1   -- Credit Agreement, dated as of October
            7, 2003 among CenterPoint Energy and      CenterPoint Energy's Form 10-Q for the            1-31447       10.8
            the banks named therein                   quarter ended September 30, 2003

10.3.2   -- Pledge Agreement, dated as of October
            7, 2003, executed in connection with      CenterPoint Energy's Form 10-Q for the            1-31447       10.9
            Exhibit 10.3.1                            quarter ended September 30, 2003

10.4.1   -- $75,000,000 revolving credit facility
            dated as of December 23, 2003 among       CenterPoint Energy's Form 10-K for the year
            Texas Genco, LP and the banks named       ended December 31, 2003                           1-31447     10(pp)(1)
            therein

+31.1    -- Rule 13a-14(a)/15d-14(a) Certification
            of David M. McClanahan

+31.2    -- Rule 13a-14(a)/15d-14(a) Certification
            of Gary L. Whitlock

+32.1    -- Section 1350 Certification of David M.
            McClanahan

+32.2    -- Section 1350 Certification of Gary L.
            Whitlock

+99.1    -- Items incorporated by reference from
            the CenterPoint Energy Form 10-K. Item
            1 "Business -- Regulation," " --
            Environmental Matters," " -- Risk
            Factors," Item 3 "Legal Proceedings,"
            Item 7 "Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations -- Certain
            Factors Affecting Future Earnings" and
            Notes 2(d) (Long-Lived Assets and
            Intangibles), 2(e) (Regulatory Assets
            and Liabilities), 4 (Regulatory
            Matters), 5 (Derivative Instruments), 7
            (Indexed Debt Securities (ZENS) and
            Time Warner Securities), 10(b) (Pension
            and Postretirement Benefits) and 12
            (Commitments and Contingencies)

(b) Reports on Form 8-K.

      On January 29, 2004, we filed a Current Report on Form 8-K dated January 23, 2004 to report that Reliant Energy, Inc. (formerly named Reliant Resources, Inc. (RRI)) notified us it would not exercise its option to purchase our 81% interest in Texas Genco.

    On February 12, 2004, we filed a Current Report on Form 8-K dated February 12, 2004, in which we reported certain fourth quarter and full year 2003 earnings information and furnished a press release under Item 12 of that form.

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

      On April 1, 2004, we filed a Current Report on Form 8-K dated March 31, 2004 to report that CERC Corp. had entered into a new three-year, $250 million credit agreement with a group of lenders.

      On April 1, 2004, we filed a Current Report on Form 8-K dated April 1, 2004 to report that CenterPoint Houston, Texas Genco LP and Reliant Energy Retail Services LLC filed the final true-up application required by the 1999 Texas Electric Choice Law with the Texas Utility Commission. A slide showing the components of the true-up balance for CenterPoint Energy was furnished under
Item 9 of that form.

      On April 1, 2004, we filed a Current Report on Form 8-K dated April 1, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

      On April 22, 2004, we filed a Current Report on Form 8-K dated April 22, 2004, in which we reported certain first quarter 2004 earnings information and furnished a press release under Item 12 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CENTERPOINT ENERGY, INC.

                                             By:       /s/ James S. Brian
                                                 -------------------------------
                                                         James S. Brian
                                                 Senior Vice President and Chief
                                                        Accounting Officer

Date: May 7, 2004

                               INDEX TO EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                   SEC FILE
                                                                                                      OR
EXHIBIT                                                                                           REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                       REPORT OR REGISTRATION STATEMENT          NUMBER      REFERENCE
------                   -----------                       --------------------------------          ------      ---------
3.1.1    -- Amended and Restated Articles of        CenterPoint Energy's Registration Statement      3-69502        3.1
            Incorporation of CenterPoint Energy     on Form S-4

3.1.2    -- Articles of Amendment to Amended and
            Restated Articles of Incorporation of   CenterPoint Energy's Form 10-K for the year      1-31447      3.1.1
            CenterPoint Energy                      ended December 31, 2001

3.2      -- Amended and Restated Bylaws of          CenterPoint Energy's Form 10-K for the year      1-31447        3.2
            CenterPoint Energy                      ended December 31, 2001

3.3      -- Statement of Resolution Establishing
            Series of Shares designated Series A    CenterPoint Energy's Form 10-K for the year      1-31447        3.3
            Preferred Stock of CenterPoint Energy   ended December 31, 2001

4.1      -- Form of CenterPoint Energy Stock        CenterPoint Energy's Registration Statement      3-69502        4.1
            Certificate                             on Form S-4

4.2      -- Rights Agreement dated January 1,
            2002, between CenterPoint Energy and    CenterPoint Energy's Form 10-K for the year      1-31447        4.2
            JPMorgan Chase Bank, as Rights Agent    ended December 31, 2001

      Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Energy has not filed as exhibits to this Form 10-Q certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Energy and its subsidiaries on a consolidated basis. CenterPoint Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                                     SEC FILE
                                                                                                        OR
EXHIBIT                                                                                            REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                       REPORT OR REGISTRATION STATEMENT           NUMBER      REFERENCE
------                   -----------                       --------------------------------           ------      ---------
10.1.1   -- $1,310,000,000 Credit Agreement dated     CenterPoint Energy's Form 10-K for the year
            as of November 12, 2002, among            ended December 31, 2002                          1-31447     4(g)(1)
            CenterPoint Houston and the banks named
            therein

10.1.2   -- First Amendment to Exhibit 10.1.1,        CenterPoint Energy's Form 10-Q for the           1-31447      10.7
            dated as of September 3, 2003             quarter ended September 30, 2003

                                                                                                       SEC FILE
                                                                                                          OR
EXHIBIT                                                                                              REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                       REPORT OR REGISTRATION STATEMENT             NUMBER      REFERENCE
------                   -----------                       --------------------------------             ------      ---------
10.1.3   -- Pledge Agreement, dated as of November
            12, 2002 executed in connection with      CenterPoint Energy's Form 10-K for the year
            Exhibit 10.1.1                            ended December 31, 2002                           1-31447      4(g)(2)

10.2     -- $250,000,000 Credit Agreement, dated as
            of March 23, 2004, among CERC Corp., as   CenterPoint Energy's Form 8-K dated March 31,
            Borrower, and the Initial Lenders named   2004                                              1-31447         4.1
            therein, as Initial Lenders

10.3.1   -- Credit Agreement, dated as of October
            7, 2003 among CenterPoint Energy and      CenterPoint Energy's Form 10-Q for the            1-31447        10.8
            the banks named therein                   quarter ended September 30, 2003

10.3.2   -- Pledge Agreement, dated as of October
            7, 2003, executed in connection with      CenterPoint Energy's Form 10-Q for the            1-31447        10.9
            Exhibit 10.3.1                            quarter ended September 30, 2003

10.4.1   -- $75,000,000 revolving credit facility
            dated as of December 23, 2003 among       CenterPoint Energy's Form 10-K for the year
            Texas Genco, LP and the banks named       ended December 31, 2003                           1-31447     10(pp)(1)
            therein

+31.1    -- Rule 13a-14(a)/15d-14(a) Certification
            of David M. McClanahan

+31.2    -- Rule 13a-14(a)/15d-14(a) Certification
            of Gary L. Whitlock

+32.1    -- Section 1350 Certification of David M.
            McClanahan

+32.2    -- Section 1350 Certification of Gary L.
            Whitlock

+99.1    -- Items incorporated by reference from
            the CenterPoint Energy Form 10-K. Item
            1 "Business -- Regulation," " --
            Environmental Matters," " -- Risk
            Factors," Item 3 "Legal Proceedings,"
            Item 7 "Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations -- Certain
            Factors Affecting Future Earnings" and
            Notes 2(d) (Long-Lived Assets and
            Intangibles), 2(e) (Regulatory Assets
            and Liabilities), 4 (Regulatory
            Matters), 5 (Derivative Instruments), 7
            (Indexed Debt Securities (ZENS) and
            Time Warner Securities), 10(b) (Pension
            and Postretirement Benefits) and 12
            (Commitments and Contingencies)