Form 10-Q
period 2004-06-30
CENTERPOINT ENERGY INC
filed 2004-08-06
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

                                   ----------

                         Commission file number 1-31447

                            CENTERPOINT ENERGY, INC.

             (Exact name of registrant as specified in its charter)

            TEXAS                                          74-0694415
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

        1111 LOUISIANA
      HOUSTON, TEXAS 77002                               (713) 207-1111
   (Address and zip code of                      (Registrant's telephone number,
 principal executive offices)                         including area code)

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

As of August 1, 2004, CenterPoint Energy, Inc. had 307,542,381 shares of common stock outstanding, excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements.................................................................1
              Statements of Consolidated Income
                   Three Months and Six Months Ended June 30, 2003 and 2004 (unaudited)................1
              Consolidated Balance Sheets
                   December 31, 2003 and June 30, 2004 (unaudited).....................................2
              Statements of Consolidated Cash Flows
                   Six Months Ended June 30, 2003 and 2004 (unaudited).................................4
              Notes to Unaudited Consolidated Financial Statements.....................................5
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations of CenterPoint Energy and Subsidiaries.......................................25
          Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................42
          Item 4. Controls and Procedures.............................................................44

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings...................................................................45
          Item 4. Submission of Matters to a Vote of Security Holders.................................45
          Item 6. Exhibits and Reports on Form 8-K....................................................46

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

- the successful consummation and the timing of the sale of our interest in Texas Genco Holdings, Inc. (Texas Genco);

- nonperformance by the counterparty to the master power purchase and sale agreement a subsidiary of Texas Genco, Texas Genco, LP, entered into in connection with the sale of our interest in Texas Genco;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                           --------------------------    --------------------------
                                                                              2003           2004           2003           2004
                                                                           -----------    -----------    -----------    -----------
REVENUES ...............................................................   $ 2,090,900    $ 2,241,177    $ 4,991,068    $ 5,200,364
                                                                           -----------    -----------    -----------    -----------

EXPENSES:
  Fuel and cost of gas sold ............................................     1,080,857      1,264,655      2,940,003      3,206,913
  Purchased power ......................................................        22,974         18,098         34,968         26,368
  Operation and maintenance ............................................       393,085        391,373        805,961        801,985
  Depreciation and amortization ........................................       157,263        160,681        309,544        317,268
  Taxes other than income taxes ........................................        90,691         98,297        193,535        204,542
                                                                           -----------    -----------    -----------    -----------
      Total ............................................................     1,744,870      1,933,104      4,284,011      4,557,076
                                                                           -----------    -----------    -----------    -----------
OPERATING INCOME .......................................................       346,030        308,073        707,057        643,288
                                                                           -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Gain (loss) on Time Warner investment ................................       113,178         15,581         64,704         (8,872)
  Gain (loss) on indexed debt securities ...............................       (98,253)       (17,891)       (55,550)         9,123
  Interest and other finance charges ...................................      (219,150)      (200,803)      (447,194)      (395,555)
  Interest on transition bonds .........................................        (9,836)        (9,547)       (19,684)       (19,221)
  Other, net ...........................................................         1,629         15,731          4,788         17,555
                                                                           -----------    -----------    -----------    -----------
      Total ............................................................      (212,432)      (196,929)      (452,936)      (396,970)
                                                                           -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
  INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..................       133,598        111,144        254,121        246,318
  Income Tax Expense ...................................................       (44,346)       (38,243)       (85,455)       (88,240)
  Minority Interest ....................................................        (6,295)       (15,249)        (4,229)       (26,839)
                                                                           -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ....................................................        82,957         57,652        164,437        131,239
DISCONTINUED OPERATIONS:
    Loss from Other Operations, net of tax .............................          (403)            --           (865)            --
    Loss on Disposal of  Other Operations, net of tax ..................       (19,331)            --        (11,989)            --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF  TAX ....................            --             --         80,072             --
                                                                           -----------    -----------    -----------    -----------
NET INCOME .............................................................   $    63,223    $    57,652    $   231,655    $   131,239
                                                                           ===========    ===========    ===========    ===========
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations before Cumulative Effect of
    Accounting Change ..................................................   $      0.27    $      0.19    $      0.54    $      0.43
  Discontinued Operations:
    Loss from Other Operations, net of tax .............................            --             --             --             --
    Loss on Disposal of Other Operations, net of tax ...................         (0.06)            --          (0.04)            --
  Cumulative Effect of Accounting Change, net of tax ...................            --             --           0.27             --
                                                                           -----------    -----------    -----------    -----------
  Net Income ...........................................................   $      0.21    $      0.19    $      0.77    $      0.43
                                                                           ===========    ===========    ===========    ===========
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations before Cumulative Effect of
    Accounting Change ..................................................   $      0.27    $      0.19    $      0.54    $      0.42
  Discontinued Operations:
    Loss from Other Operations, net of tax .............................            --             --             --             --
    Loss on Disposal of  Other Operations, net of tax ..................         (0.06)            --          (0.04)            --
  Cumulative Effect of Accounting Change, net of tax ...................            --             --           0.26             --
                                                                           -----------    -----------    -----------    -----------
  Net Income ...........................................................   $      0.21    $      0.19    $      0.76    $      0.42
                                                                           ===========    ===========    ===========    ===========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                             DECEMBER 31,         JUNE 30,
                                                                 2003               2004
                                                             ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents ............................    $    131,480       $    280,912
   Investment in Time Warner common stock ...............         389,302            380,427
   Accounts receivable, net .............................         636,646            508,689
   Accrued unbilled revenues ............................         395,351            192,587
   Fuel stock ...........................................         237,650            207,497
   Materials and supplies ...............................         175,276            170,410
   Non-trading derivative assets ........................          45,897             59,620
   Taxes receivable .....................................         159,646            143,558
   Prepaid expenses and other current assets ............         101,457             86,411
                                                             ------------       ------------
     Total current assets ...............................       2,272,705          2,030,111
                                                             ------------       ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ........................      20,005,437         20,212,237
   Less accumulated depreciation and amortization .......      (8,193,901)        (8,416,735)
                                                             ------------       ------------
     Property, plant and equipment, net .................      11,811,536         11,795,502
                                                             ------------       ------------

OTHER ASSETS:
   Goodwill, net ........................................       1,740,510          1,740,510
   Other intangibles, net ...............................          79,936             78,839
   Regulatory assets ....................................       4,930,793          4,959,059
   Non-trading derivative assets ........................          11,273             16,849
   Other ................................................         529,911            531,494
                                                             ------------       ------------
     Total other assets .................................       7,292,423          7,326,751
                                                             ------------       ------------

       TOTAL ASSETS .....................................    $ 21,376,664       $ 21,152,364
                                                             ============       ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      2003              2004
                                                                                  ------------      ------------
CURRENT LIABILITIES:
   Short-term borrowings ...................................................      $     63,000      $         --
   Current portion of transition bond long-term debt .......................            41,189            43,099
   Current portion of other long-term debt .................................           121,234           164,669
   Indexed debt securities derivative ......................................           321,352           312,227
   Accounts payable ........................................................           694,558           606,446
   Taxes accrued ...........................................................           193,273           126,121
   Interest accrued ........................................................           164,669           178,791
   Non-trading derivative liabilities ......................................             8,036             5,586
   Regulatory liabilities ..................................................           186,239           191,785
   Accumulated deferred income taxes, net ..................................           345,870           347,303
   Deferred revenues .......................................................            88,740           114,093
   Other ...................................................................           290,176           284,836
                                                                                  ------------      ------------
     Total current liabilities .............................................         2,518,336         2,374,956
                                                                                  ------------      ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ..................................         3,010,577         3,070,022
   Unamortized investment tax credits ......................................           211,731           202,209
   Non-trading derivative liabilities ......................................             3,330             1,654
   Benefit obligations .....................................................           836,459           875,368
   Regulatory liabilities ..................................................         1,358,030         1,254,318
   Other ...................................................................           715,670           707,112
                                                                                  ------------      ------------
     Total other liabilities ...............................................         6,135,797         6,110,683
                                                                                  ------------      ------------

LONG-TERM DEBT:
   Transition bonds ........................................................           675,665           659,773
   Other ...................................................................        10,107,399         9,941,314
                                                                                  ------------      ------------
     Total long-term debt ..................................................        10,783,064        10,601,087
                                                                                  ------------      ------------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

 MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ............................           178,910           198,131
                                                                                  ------------      ------------

SHAREHOLDERS' EQUITY:
   Common stock (305,385,434  shares and 307,434,559 shares outstanding
     at December 31, 2003 and June 30, 2004, respectively) .................             3,063             3,074
   Additional paid-in capital ..............................................         2,868,416         2,885,593
   Unearned ESOP stock .....................................................            (2,842)               --
   Retained deficit ........................................................          (700,033)         (630,084)
   Accumulated other comprehensive loss ....................................          (408,047)         (391,076)
                                                                                  ------------      ------------
     Total shareholders' equity ............................................         1,760,557         1,867,507
                                                                                  ------------      ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................      $ 21,376,664      $ 21,152,364
                                                                                  ============      ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------------
                                                                                   2003                 2004
                                                                               -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................     $   231,655            $ 131,239
  Discontinued operations ................................................          12,854                   --
   Cumulative effect of accounting change ................................         (80,072)                  --
                                                                               -----------            ---------
  Income from continuing operations before cumulative effect of
    accounting change ....................................................         164,437              131,239
  Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by operating activities:
    Depreciation and amortization ........................................         309,544              317,268
    Fuel-related amortization ............................................           9,725               13,201
    Amortization of deferred financing costs .............................          70,873               45,791
    Deferred income taxes ................................................         156,274               51,339
    Investment tax credit ................................................          (8,685)              (9,522)
    Unrealized loss (gain) on Time Warner investment .....................         (64,704)               8,872
    Unrealized loss (gain) on indexed debt securities ....................          55,550               (9,123)
    Minority interest ....................................................           4,229               26,839
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net .....................          33,721              331,229
      Inventory ..........................................................         (15,542)              35,019
      Taxes receivable ...................................................         (30,941)              16,088
      Accounts payable ...................................................         (62,798)             (88,112)
      Fuel cost over (under) recovery/surcharge ..........................           6,827               17,180
      Non-trading derivatives, net .......................................          (3,490)              (9,847)
      Interest and taxes accrued .........................................         (51,694)             (53,057)
      Net regulatory assets and liabilities ..............................        (357,740)            (157,728)
      Other current assets ...............................................          15,168               15,046
      Other current liabilities ..........................................         (34,433)               2,837
      Other assets .......................................................         (37,728)             (17,425)
      Other liabilities ..................................................          66,043                4,734
    Other, net ...........................................................          17,534               18,492
                                                                               -----------            ---------
        Net cash provided by operating activities ........................         242,170              690,360
                                                                               -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................        (301,211)            (246,851)
  Other, net .............................................................           1,937               (9,826)
                                                                               -----------            ---------
        Net cash used in investing activities ............................        (299,274)            (256,677)
                                                                               -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowing, net ..................................        (347,000)             (63,000)
  Long-term revolving credit facility, net ...............................      (1,459,000)             137,500
  Proceeds from long-term debt ...........................................       2,882,267              231,564
  Payments of long-term debt .............................................      (1,037,255)            (514,706)
  Debt issuance costs ....................................................        (185,760)             (13,505)
  Payment of common stock dividends ......................................         (61,043)             (61,366)
  Payment of common stock dividends by subsidiary ........................          (7,615)              (7,615)
  Proceeds from issuance of common stock, net ............................           4,504                6,879
  Other, net .............................................................             270                   (2)
                                                                               -----------            ---------
      Net cash used in financing activities ..............................        (210,632)            (284,251)
                                                                               -----------            ---------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS .............................          13,619                   --
                                                                               -----------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................        (254,117)             149,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................         304,281              131,480
                                                                               -----------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................     $    50,164            $ 280,912
                                                                               ===========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ...............................................................     $   393,831            $ 365,799
  Income taxes (refunds) .................................................         (35,742)              34,159

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

      Texas Genco, LP, the wholly owned subsidiary of Texas Genco Holdings, Inc. (Texas Genco) that owns and operates its electric generating plants, is an exempt wholesale generator pursuant to an order of the Federal Energy Regulatory Commission (FERC). As a result, Texas Genco, LP is exempt from all provisions of the 1935 Act so long as it remains an exempt wholesale generator, and Texas Genco is no longer a public utility holding company under the 1935 Act.

      As of June 30, 2004, the Company's indirect wholly owned subsidiaries included:

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

      CenterPoint Energy also has an approximately 81% ownership interest in Texas Genco, which owns and operates a portfolio of generating assets located in Texas. On July 21, 2004, the Company and Texas Genco announced a definitive agreement for the sale of the Company's 81% ownership interest in Texas Genco. For further discussion, see Note 15.

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

(2) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a) Stock-Based Incentive Compensation Plans.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure -- an Amendment of SFAS No. 123," the Company applies the guidance contained in Accounting Principles Board Opinion No. 25 and discloses the required pro-forma effect on net income of the fair value based method of accounting for stock compensation.

      Pro-forma information for the three and six months ended June 30, 2003 and 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------     -------------------------
                                                                  2003            2004           2003            2004
                                                                --------        --------       --------        --------
                                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income:
  As reported .............................................     $     63        $     58       $    232        $    131
  Total stock-based employee compensation determined
    under the fair value based method .....................           (2)             --             (6)             (2)
                                                                --------        --------       --------        --------
  Pro forma ...............................................     $     61        $     58       $    226        $    129
                                                                ========        ========       ========        ========

Basic Earnings Per Share:
  As reported .............................................     $   0.21        $   0.19       $   0.77        $   0.43
  Pro forma ...............................................     $   0.20        $   0.19       $   0.75        $   0.42

Diluted Earnings Per Share:
  As reported .............................................     $   0.21        $   0.19       $   0.76        $   0.42
  Pro forma ...............................................     $   0.20        $   0.19       $   0.74        $   0.42

(b) Employee Benefit Plans.

      The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                                    THREE MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------------
                                                               2003                            2004
                                                    ---------------------------    ----------------------------
                                                    PENSION      POSTRETIREMENT    PENSION       POSTRETIREMENT
                                                    BENEFITS        BENEFITS       BENEFITS         BENEFITS
                                                    --------     --------------    --------      --------------
                                                                          (IN MILLIONS)
      Service cost ...........................        $  9            $  1            $ 10            $  1
      Interest cost ..........................          25               8              25               8
      Expected return on plan assets .........         (23)             (3)            (26)             (3)
      Net amortization .......................          11               4              10               3
      Other ..................................          --              --               3              --
                                                      ----            ----            ----            ----
      Net periodic cost ......................        $ 22            $ 10            $ 22            $  9
                                                      ====            ====            ====            ====

                                                                     SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------------
                                                               2003                            2004
                                                    ---------------------------    ----------------------------
                                                    PENSION      POSTRETIREMENT    PENSION       POSTRETIREMENT
                                                    BENEFITS        BENEFITS       BENEFITS         BENEFITS
                                                    --------     --------------    --------      --------------
                                                                          (IN MILLIONS)
      Service cost ...........................        $ 18            $  2            $ 20            $  2
      Interest cost ..........................          51              16              51              16
      Expected return on plan assets .........         (46)             (6)            (52)             (6)
      Net amortization .......................          22               7              19               6
      Other ..................................          --              --               3               2
                                                      ----            ----            ----            ----
      Net periodic cost ......................        $ 45            $ 19            $ 41            $ 20
                                                      ====            ====            ====            ====

      The Company expects to contribute $26 million to its postretirement benefits plan in 2004. As of June 30, 2004, $13 million of contributions have been made. Contributions to the pension plan are not required in 2004; however, the Company may elect to make a voluntary contribution in 2004.

      In addition to the Company's non-contributory pension plan, the Company maintains a non-qualified benefit restoration plan. The net periodic cost associated with this plan for both the three months ended June 30, 2003 and 2004 was $2 million. The net periodic cost associated with this plan for the six months ended June 30, 2003 and 2004 was $4 million and $3 million, respectively.

(3) DISCONTINUED OPERATIONS

      Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, the Company sold its final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. The Company recorded an after-tax loss of $3 million in the second quarter of 2003 related to its Latin America operations. The Interim Financial Statements present these Latin America operations as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three and six months ended June 30, 2003.

      Revenues related to the Company's Latin America operations included in discontinued operations for the three and six months ended June 30, 2003 were $-0- and $2 million, respectively. Income from these discontinued operations for both the three and six months ended June 30, 2003 is reported net of income tax expense of $2 million.

      CenterPoint Energy Management Services, Inc. In November 2003, the Company completed the sale of a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The Company recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. The Interim Financial Statements present these CEMS operations as discontinued operations in accordance with SFAS No. 144. Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three and six months ended June 30, 2003.

      Revenues related to CEMS included in discontinued operations for the three and six months ended June 30, 2003, were $3 million and $5 million, respectively. The loss from these discontinued operations for the three and six months ended June 30, 2003 is reported net of income tax benefit of $1 million and $2 million, respectively.

(4) NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. As discussed in Note 10(b), the Company has subsidiary trusts that have Mandatorily Redeemable Preferred Securities outstanding. The trusts were determined to be variable interest entities under FIN 46-R and the Company also determined that it is not the primary beneficiary of the trusts. As of December 31, 2003, the Company deconsolidated the trusts and instead reports its junior subordinated debentures due to the trusts as long-term debt. The Company also evaluated two purchase power contracts with qualifying facilities as defined in the Public Utility Regulatory Policies Act of 1978 related to its Electric Generation business segment. The Company concluded it was not required to consolidate the entities that own the qualifying facilities.

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

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement heath care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004, except for certain nonpublic entities which have until fiscal years beginning after December 15, 2004. The Company does not expect the adoption of FAS 106-2 to have a material effect on its results of operations or financial condition.

      In its June 30, 2004 meeting, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF Issue No. 04-8 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" (EITF 04-8) that would require companies that have issued certain contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for earnings per share (EPS) purposes. The contingently convertible debt instruments would be taken into consideration in the calculation of diluted EPS using the "if-converted" method. The FASB staff is seeking comments from constituents on the appropriateness of this tentative conclusion and whether SFAS No. 128, "Earnings Per Share", requires a technical amendment to support the tentative conclusion. The EITF plans to discuss this issue again at its next meeting, which is scheduled in September 2004. The Company issued contingently convertible debt instruments in 2003. If a consensus is ultimately reached on EITF 04-8 as currently proposed, the Company's diluted EPS would be lower.

(5) REGULATORY MATTERS

(a) 2004 True-Up Proceeding.

      On March 31, 2004, CenterPoint Houston, Texas Genco, LP and Reliant Energy Retail Services LLC, a former affiliate and current subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), filed the final true-up application required by the Texas electric restructuring law with the Public Utility Commission of Texas (Texas Utility Commission). The Texas electric restructuring law authorizes public utilities to recover in 2004 a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs associated with transition from a regulated to a competitive environment (2004 True-Up Proceeding). CenterPoint Houston's requested true-up balance is $3.7 billion, excluding interest. CenterPoint Houston has provided testimony and documentation to support the $3.7 billion it seeks to recover in the 2004 True-Up Proceeding. Third parties have challenged the amounts CenterPoint Houston has requested to recover, and recommended partial or total disallowance of such amounts. The staff of the Texas Utility Commission has recommended the disallowance of $1.8 billion and all interest. To the extent recovery of any portion of the true-up balance is denied or if CenterPoint Houston agrees to forego recovery of a portion of the request under a settlement agreement, CenterPoint Houston would be unable to recover those amounts in the future.

      The Texas Utility Commission conducted hearings from June 21, 2004 through July 7, 2004. The true-up proceeding will result in either additional charges being assessed or credits being issued through the utility's non-bypassable delivery charges. Non-bypassable delivery charges are those that must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit utilities to issue transition bonds based on the securitization of revenues associated with the transition charges.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission has established a procedural schedule for a hearing to be held on this issue on September 8, 2004. The Company has not accrued interest income on stranded costs in its consolidated financial statements.

      The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. The Company expects a decision from the Texas Utility Commission addressing issues other than interest in late August 2004, and a decision addressing the interest issue after the hearing scheduled for September 8, 2004. The Company and/or third parties may appeal such decisions to a state court. Any such appeal may delay resolution and any recovery of disputed amounts.

      As of June 30, 2004, CenterPoint Houston has recorded net regulatory assets totaling $3.4 billion. If events were to occur during the 2004 True-Up Proceeding that made the recovery of these regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(b) Generation Asset Impairment Contingency.

      The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of June 30, 2004, no impairment of its Texas generation assets had been indicated. The sale of the Company's 81% ownership interest in Texas Genco will result in an after-tax loss of approximately $250 million in the third quarter of 2004.

(c) Final Fuel Reconciliation.

      On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to CenterPoint Houston's final fuel reconciliation. CenterPoint Houston reserved $117 million, including $30 million of interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. On May 28, 2004, the Texas Utility Commission approved a settlement of the remanded issue and issued a final order which reduced the disallowance. As a result of the final order, the Company reversed $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003. The results of the Texas Utility Commission's final decision will be a component of the 2004 True-Up Proceeding. The Company has appealed certain portions of the Texas Utility Commission's final order involving a disallowance of approximately $67 million.

(d) Rate Cases.

      The City of Houston and the 28 other incorporated cities in CenterPoint Energy Entex's (Entex) Houston Division have approved a rate settlement with Entex. The Railroad Commission of Texas (Texas Railroad Commission), which has original jurisdiction over Entex's rates in the unincorporated areas of the Houston Division (the environs), approved the settlement in general but required that approximately $8 million in franchise fees, which had been allocated to the environs customers, apply only to sales within the 28 incorporated cities. Entex, which has historically allocated franchise fees across all customers within its Houston Division, has appealed this revision to the settlement agreement. Entex is taking action to expedite the changes that are necessary at the city level to conform the recovery of franchise fees with the Texas Railroad Commission's ruling. Assuming full recovery of the franchise fees that are the subject of this appeal, the annualized effect of this multi-jurisdictional rate increase will be approximately $14 million.

      On July 2, 2004, CenterPoint Energy Arkla (Arkla) filed an application for a general rate increase of $7 million with the Oklahoma Corporation Commission
(OCC). The OCC staff has begun its review of the request and a decision is anticipated before the end of 2004.

      On July 14, 2004, CenterPoint Energy Minnegasco filed an application for a general rate increase of $22 million with the Minnesota Public Utility Commission (MPUC). A final decision on this rate relief request is expected from the MPUC in May 2005. Interim rates of $17 million on an annualized basis are expected to become effective on October 1, 2004, subject to refund.

      On July 15, 2004, Arkla filed with the Arkansas Public Service Commission a notice that it intends to file for an application for a general rate increase by mid-October 2004. Arkla has not yet determined the amount of the rate increase to be requested.

      On July 21, 2004, the Louisiana Public Service Commission approved a settlement which will increase base rate and service charge revenues for Arkla by approximately $7 million annually.

(e) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Entex had overcharged residential and small commercial customers in that city for excessive gas costs under supply agreements in effect since 1992. That dispute has been referred to the Texas Railroad Commission by agreement of the parties for a determination of whether Entex has properly and lawfully charged and collected for gas service to its residential and commercial customers in its Tyler distribution system for the period beginning November 1, 1992, and ending October 31, 2002. In July 2004, Entex filed a lawsuit in a Travis County district court challenging a ruling by the Texas Railroad Commission in this proceeding that "to the extent raised by the City of Tyler, issues related to a consideration of the reasonableness of Entex's gas costs and purchase practices will be considered in this proceeding." In its lawsuit, Entex contends that the Texas Railroad Commission ruling expands the scope of review of the recovery of historical gas purchases beyond what is permitted by law and beyond what the parties requested in the joint petition that initiated the proceeding at the Texas Railroad Commission. The Company believes that all costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs.

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

      Cash Flow Hedges. During the six months ended June 30, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. As of June 30, 2004, the Company expects $57 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

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

      During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and is being amortized into interest expense over the life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive income for the six months ended June 30, 2004 was $13 million. As of June 30, 2004, the Company expects $28 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 and $255 million of convertible senior notes, issued December 17, 2003, contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest components was not material at issuance or at June 30, 2004.

(7) GOODWILL AND INTANGIBLES

      Goodwill as of December 31, 2003 and June 30, 2004 by reportable business segment is as follows (in millions):

      Natural Gas Distribution ..........................           $1,085
      Pipelines and Gathering ...........................              601
      Other Operations ..................................               55
                                                                    ------
        Total ...........................................           $1,741
                                                                    ======

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                            DECEMBER 31, 2003                JUNE 30, 2004
                                                       ---------------------------     ---------------------------
                                                        CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                       -----------    ------------     -----------    ------------
                                                                             (IN MILLIONS)
Land use rights....................................    $        61     $      (14)     $        61     $      (14)
Other..............................................             38             (5)              39             (7)
                                                       -----------     ----------      -----------     ----------
    Total..........................................    $        99     $      (19)     $       100     $      (21)
                                                       ===========     ==========      ===========     ==========

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2004. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for the three months ended June 30, 2003 and 2004 was $0.6 million and $0.8 million, respectively. Amortization expense for other intangibles for the six months ended June 30, 2003 and 2004 was $1.1 million and $1.7 million, respectively. Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows (in millions):

                  2004.............................     $     2
                  2005.............................           4
                  2006.............................           3
                  2007.............................           2
                  2008.............................           2
                  2009.............................           2
                                                        -------
                    Total..........................     $    15
                                                        =======

(8) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         ---------------------------     --------------------------
                                                            2003            2004            2003           2004
                                                         -----------     -----------     -----------    -----------
                                                                               (IN MILLIONS)
Net income...........................................    $        63     $        58     $       232    $       131
Other comprehensive income:
  Net deferred gain from cash flow hedges............              9               8               7             16
  Reclassification of deferred loss (gain) from cash
    flow hedges realized in net income...............              2              (1)              3              1
  Other comprehensive income from discontinued
    operations.......................................             --              --               1             --
                                                         -----------     -----------     -----------    -----------
Other comprehensive income...........................             11               7              11             17
                                                         -----------     -----------     -----------    -----------
Comprehensive income ................................    $        74     $        65     $       243    $       148
                                                         ===========     ===========     ===========    ===========

(9) CAPITAL STOCK

      CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2003, 306,297,147 shares of CenterPoint Energy common stock were issued and 305,385,434 shares of CenterPoint Energy common stock were outstanding. At June 30, 2004, 307,434,725 shares of CenterPoint Energy common stock were issued and 307,434,559 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (911,547 and -0- at December 31, 2003 and June 30, 2004, respectively) and (b) treasury shares (166 at both December 31, 2003 and June 30, 2004). CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of 2003 and $0.20 per share in the second quarter of 2003, which included the third quarter dividend declared on June 18, 2003 and paid on September 10, 2003. CenterPoint Energy declared a dividend of $0.10 per share in each of the first and second quarters of 2004.

      The Company's sale of its interest in Texas Genco described in Note 15 will result in an after-tax loss of approximately $250 million in the third quarter of 2004. In addition, the 2004 True-Up Proceeding could also result in charges against the Company's earnings. The loss related to Texas Genco will reduce the Company's earnings below the level required for the Company to continue paying its current quarterly dividends out of current earnings as required under the Company's SEC financing order. However, in May 2004, the Company received an order from the SEC under the 1935 Act authorizing it to continue to pay its current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event the Company takes such a charge against earnings. If the Company's earnings for the fourth quarter of 2004 or subsequent quarters are insufficient to pay dividends from current earnings due to these or other factors, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

(10) SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Short-term Borrowings.

      As of June 30, 2004, Texas Genco had a revolving credit facility that provided for an aggregate of $75 million of committed credit. The revolving credit facility terminates on December 21, 2004. As of June 30, 2004, there were no borrowings outstanding under the revolving credit facility.

(b) Long-term Debt.

      As of June 30, 2004, CERC Corp. had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are the London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid. As of June 30, 2004, such credit facility was not utilized.

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

      Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, two Delaware statutory business trusts created by CenterPoint Energy (HL&P Capital Trust I and HL&P Capital Trust II) issued to the public (a) $250 million aggregate amount of preferred securities and (b) $100 million aggregate amount of capital securities, respectively. In February 1999, a Delaware statutory business trust created by CenterPoint Energy (REI Trust I) issued $375 million aggregate amount of preferred securities to the public. Each of the trusts used the proceeds of the offerings to purchase junior subordinated debentures issued by CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities. As discussed in Note 4, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above were included in long-term debt as of December 31, 2003 and June 30, 2004.

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

      The preferred securities and capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of June 30, 2004, no interest payments on the junior subordinated debentures had been deferred.

      The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities or capital securities of the trusts described above and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                                 AGGREGATE LIQUIDATION
                                     AMOUNTS AS OF
                               ------------------------
                                                           DISTRIBUTION    MANDATORY
                                                               RATE/      REDEMPTION
                               DECEMBER 31,    JUNE 30,      INTEREST        DATE/
            TRUST                  2003          2004          RATE      MATURITY DATE    JUNIOR SUBORDINATED DEBENTURES
            -----                  ----          ----          ----      -------------    ------------------------------
                                      (IN MILLIONS)
REI Trust I.................     $  375         $  375        7.20%      March 2048       7.20% Junior Subordinated
                                                                                          Debentures


HL&P Capital Trust I(1).....     $  250         $   --       8.125%      March 2046       8.125% Junior Subordinated
                                                                                          Deferrable Interest Debentures
                                                                                          Series A


HL&P Capital Trust II.......     $  100         $  100       8.257%     February 2037     8.257% Junior Subordinated
                                                                                          Deferrable Interest Debentures
                                                                                          Series B

----------
(1) The preferred securities issued by HL&P Capital Trust I having an aggregate liquidation amount of $250 million were redeemed at 100% of their aggregate liquidation amount in January 2004.

      In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 4, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above were included in long-term debt as of December 31, 2003 and June 30, 2004.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and June 30, 2004, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of June 30, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

(c) Receivables Facility.

      On January 21, 2004, CERC replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of June 30, 2004, CERC had $173 million outstanding under its receivables facility.

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

      The Company, CenterPoint Houston or their predecessor, Reliant Energy, were named in approximately 25 of these lawsuits, which were instituted between 2001 and 2004 and are pending in state courts in Los Angeles County and San Diego County, in federal district courts in San Francisco, San Diego, Los Angeles and Nevada and before the Ninth Circuit Court of Appeals. However, neither the Company nor Reliant Energy was a participant in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004, the Ninth Circuit affirmed the Company's removal to federal court of an electric case brought by the California Attorney General and affirmed the court's dismissal of that case based upon the filed rate doctrine and federal preemption.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston.

RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the defendants have asked the court to deny.

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

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as equitable relief in the form of restitution. In July 2004, another class action suit was filed in federal court on behalf of the Reliant Energy Savings Plan and a class consisting of participants in that plan against Reliant Energy and the Reliant Energy Benefits Committee. The allegations and the relief sought in the new suit are substantially similar to those in the previously pending suit; however, the new suit also alleges that Reliant Energy and its Benefits Committee breached their fiduciary duties to the Savings Plan and its participants by investing plan funds in Reliant Energy stock when Reliant Energy or its subsidiaries were allegedly manipulating the California energy market.

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

Other Legal Matters

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add the Company and CenterPoint Houston, as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. The Company intends to contest the appeal. The ultimate outcome of this matter cannot be predicted at this time.

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

      In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.

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

(b) Environmental Matters.

      Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through June 30, 2004, the Company has invested $686 million for NOx emission control, and plans to make additional expenditures of up to approximately $109 million during the remainder of 2004 through 2007. Further revisions to these NOx requirements may result from the EPA's ongoing review of these TCEQ rules and from the TCEQ's future rules, expected by 2007, implementing the more stringent federal eight-hour ozone standard. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities and the final amount for recovery will be determined in the 2004 True-Up Proceeding. The Company is limited to a maximum recovery of $699 million excluding allowance for funds used during construction and capitalized interest, as previously determined by the Texas Utility Commission.

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

      At June 30, 2004, CERC had accrued $19 million for remediation of certain Minnesota sites. At June 30, 2004, the estimated range of possible remediation costs for these sites was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12 million as of June 30, 2004 to be used for future environmental remediation.

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

      Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. Although most existing claims relate to facilities owned by Texas Genco, the Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

      Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of June 30, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year.

      There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(e) Nuclear Decommissioning.

      CenterPoint Houston contributed $2.9 million in 2003 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2004. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $198 million as of June 30, 2004, of which approximately 36% were fixed-rate debt securities and the remaining 64% were equity securities. In May 2004, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers of CenterPoint Houston or its successor.

(12) EARNINGS PER SHARE

      The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                           -----------------------------   -----------------------------
                                                               2003            2004            2003            2004
                                                           -------------    ------------   -------------    ------------
                                                                          (IN MILLIONS, EXCEPT SHARE AND
                                                                                PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before cumulative
    effect of accounting change ........................   $          83    $         58   $         165    $        131
  Discontinued operations, net of tax ..................             (20)             --             (13)             --
   Cumulative effect of accounting change, net of tax ..              --              --              80              --
                                                           -------------    ------------   -------------    ------------
  Net income ...........................................   $          63    $         58   $         232    $        131
                                                           =============    ============   =============    ============

Weighted average shares outstanding ....................     304,046,000     307,250,000     302,373,000     306,631,000
                                                           =============    ============   =============    ============

Basic EPS:
  Income from continuing operations before cumulative
    effect of accounting change ........................   $        0.27    $       0.19   $        0.54    $       0.43
  Discontinued operations, net of tax ..................           (0.06)             --           (0.04)             --
   Cumulative effect of accounting change, net of tax ..              --              --            0.27              --
                                                           -------------    ------------   -------------    ------------
  Net income ...........................................   $        0.21    $       0.19   $        0.77    $       0.43
                                                           =============    ============   =============    ============

Diluted EPS Calculation:
  Net income ...........................................   $          63    $         58   $         232    $        131
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred
    securities .........................................              --              --              --              --
                                                           -------------    ------------   -------------    ------------
  Total earnings effect assuming dilution ..............   $          63    $         58   $         232    $        131
                                                           =============    ============   =============    ============

Weighted average shares outstanding ....................     304,046,000     307,250,000     302,373,000     306,631,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options ......................................         909,000       1,301,000         627,000       1,259,000
    Restricted stock ...................................       1,131,000       1,070,000       1,131,000       1,070,000
    6 1/4% convertible trust preferred securities ......          18,000          17,000          18,000          17,000
                                                           -------------    ------------   -------------    ------------
  Weighted average shares assuming dilution ............     306,104,000     309,638,000     304,149,000     308,977,000
                                                           =============    ============   =============    ============

Diluted EPS:
  Income from continuing operations before cumulative
    effect of accounting change ........................   $        0.27    $       0.19   $        0.54    $       0.42
  Discontinued operations, net of tax ..................           (0.06)             --           (0.04)             --
   Cumulative effect of accounting change, net of tax ..              --              --            0.26              --
                                                           -------------    ------------   -------------    ------------
  Net income ...........................................   $        0.21    $       0.19   $        0.76    $       0.42
                                                           =============    ============   =============    ============

----------
(1) For the three months ended June 30, 2003 and 2004, the computation of diluted EPS excludes 10,205,812 and 10,024,219 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $12.13 to $32.26 per share and $11.29 to $32.26 per share for the second quarter 2003 and 2004, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      For the six months ended June 30, 2003 and 2004, the computation of diluted EPS excludes 10,244,822 and 12,037,219 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $7.56 to $32.26 per share and $10.92 to $32.26 per share for the first six months of 2003 and 2004, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      The Company's contingently convertible debt is not currently considered for purposes of diluted earnings per share because the required conversion criteria had not been met as of the end of the reporting period (but see
      Note 4 with respect to a proposed change in this treatment).

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

      Financial data for the Company's reportable business segments are as follows:

                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                 ----------------------------------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                                 --------------    ------------   -------------
                                                                  (IN MILLIONS)
Electric Transmission & Distribution..........    $      482 (1)    $       --     $      235
Electric Generation...........................           578 (2)            --             50
Natural Gas Distribution......................           954                17             21
Pipelines and Gathering.......................            73                49             42
Other Operations..............................             4                 5             (2)
Eliminations..................................            --               (71)            --
                                                  ----------        ----------     ----------
Consolidated..................................    $    2,091        $       --     $      346
                                                  ==========        ==========     ==========

                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                 ----------------------------------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                                 --------------    ------------   -------------
                                                                  (IN MILLIONS)
Electric Transmission & Distribution..........    $      374 (1)    $       --     $      127
Electric Generation...........................           553 (2)            --            119
Natural Gas Distribution......................         1,235                10             23
Pipelines and Gathering.......................            78                35             42
Other Operations..............................             1                 2             (3)
Eliminations..................................            --               (47)            --
                                                  ----------        ----------     ----------
Consolidated..................................    $    2,241        $       --     $      308
                                                  ==========        ==========     ==========

                                                                                                       AS OF
                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2003      DECEMBER 31, 2003
                                                 ----------------------------------------------  -----------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)     TOTAL ASSETS
                                                 --------------    ------------   -------------     ------------
                                                                          (IN MILLIONS)
Electric Transmission & Distribution.........     $      929 (3)    $       --     $      440      $      10,326
Electric Generation..........................            937 (4)            --             33              4,640
Natural Gas Distribution.....................          2,982                33            151              4,661
Pipelines and Gathering......................            134                97             85              2,519
Other Operations.............................              9                 9             (2)             1,347
Eliminations.................................             --              (139)            --             (2,116)
                                                  ----------        ----------     ----------      -------------
Consolidated.................................     $    4,991        $       --     $      707      $      21,377
                                                  ==========        ==========     ==========      =============

                                                                                                       AS OF
                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2004        JUNE 30, 2004
                                                 ----------------------------------------------    -------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)     TOTAL ASSETS
                                                 --------------    ------------   -------------     ------------
                                                                          (IN MILLIONS)
Electric Transmission & Distribution ........     $      703 (3)    $      --      $      212      $      10,235
Electric Generation..........................            992 (4)           --             210              4,779
Natural Gas Distribution.....................          3,359                17            139              4,283
Pipelines and Gathering......................            143                73             87              2,537
Other Operations.............................              3                 3             (5)             1,309
Eliminations.................................             --               (93)            --             (1,991)
                                                  ----------        ----------     ----------      -------------
Consolidated.................................     $    5,200        $       --     $      643      $      21,152
                                                  ==========        ==========     ==========      =============

----------
(1) Sales to subsidiaries of RRI for the three months ended June 30, 2003 and 2004 represented approximately $225 million and $202 million, respectively, of CenterPoint Houston's transmission and distribution revenues.

(2) Sales to subsidiaries of RRI for the three months ended June 30, 2003 and 2004 represented approximately 72% and 61%, respectively, of Texas Genco's total revenues. Sales to another major customer for the three months ended June 30, 2003 and 2004 represented approximately 10% and 19%, respectively, of Texas Genco's total revenues.

(3) Sales to subsidiaries of RRI for the six months ended June 30, 2003 and 2004 represented approximately $437 million and $401 million, respectively, of CenterPoint Houston's transmission and distribution revenues.

(4) Sales to subsidiaries of RRI for the six months ended June 30, 2003 and 2004 represented approximately 70% and 60%, respectively, of Texas Genco's total revenues. Sales to another major customer for the six months ended June 30, 2003 and 2004 represented approximately 10% and 19%, respectively, of Texas Genco's total revenues.

(14) TEXAS GENCO'S PURCHASE OF ADDITIONAL INTEREST IN SOUTH TEXAS PROJECT

      On May 28, 2004, Texas Genco announced that its Board of Directors had voted to exercise its right of first refusal to purchase up to the entire 25.2 percent interest in the South Texas Project that is currently owned by American Electric Power (AEP). In addition to AEP and Texas Genco, the 2,500 megawatt nuclear plant is owned by two other co-owners. AEP had previously announced that it had received an offer of $333 million, subject to certain adjustments, to purchase its 630 megawatt interest. Under the South Texas Project Participation Agreement, co-owners wishing to acquire AEP's interest are entitled to do so at the proposed sale price. One co-owner did not exercise its right of first refusal, while the other co-owner exercised its right to purchase at least 12 percent, or 300 megawatts. Accordingly, Texas Genco should be entitled to purchase a 13.2 percent interest, or 330 megawatts, from AEP at an estimated price of $175 million. Texas Genco expects to fund the purchase of its share of AEP's interest with internally generated funds and, if and to the extent required, a new bank credit facility. Texas Genco expects to complete this transaction by the first quarter of 2005.

(15) SUBSEQUENT EVENTS

      On July 21, 2004, the Company and Texas Genco announced a definitive agreement for GC Power Acquisition LLC, a newly formed entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group, to acquire Texas Genco for approximately $3.65 billion in cash.

      The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, Texas Genco will purchase the approximately 19% of its shares owned by the public in a cash-out merger at a price of $47 per share. Prior to its public shareholder buy-out, Texas Genco will file with the SEC a Rule 13e-3 transaction statement and a
Schedule 14C information statement relating to the Company's adoption of the transaction agreement and approval of the transactions it contemplates. Following the cash-out merger of the publicly owned shares, a subsidiary of Texas Genco that will own Texas Genco's coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of the information statement described above, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of 1976) and the FERC's certification of the entity that will own Texas Genco's coal, lignite and gas-fired generation plants as an "exempt wholesale generator" under the 1935 Act.

      In the second step of the transaction, expected to take place in the first quarter of 2005 following receipt of approval by the NRC, Texas Genco, the principal remaining asset of which, at that time, will be Texas Genco's interest in the South Texas Project nuclear facility, will merge with another subsidiary of GC Power Acquisition.

      Cash proceeds to the Company will be approximately $2.2 billion from the first step of the transaction and $700 million from the second step of the transaction, for total cash proceeds of approximately $2.9 billion, or $45.25 per share for the Company's 81% interest. The Company intends to use the net after-tax proceeds of approximately $2.5 billion to pay down outstanding debt, including senior debt under its bank credit facility that is secured in part by the Company's 81% ownership interest in Texas Genco.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs, providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to Texas Genco to fund its public shareholder buy-out in the first step of the transaction, each subject to customary closing conditions. This overnight loan will be repaid with the proceeds of the merger of Texas Genco's coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by the board of directors of the Company and by the board of directors of Texas Genco acting upon the unanimous recommendation of a special committee composed of independent members of Texas Genco's board. The Company has signed a written consent that satisfies all state law voting requirements applicable to the transaction.

      In connection with the transaction, Texas Genco, LP, a subsidiary of Texas Genco, entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Texas Genco has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Texas Genco's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      As a result of this transaction, the results of Texas Genco will be presented in discontinued operations in the third quarter of 2004 in accordance with SFAS No. 144. The sale will result in an after-tax loss of approximately $250 million in the third quarter of 2004. In addition, as a result of this transaction, any future earnings of Texas Genco will be offset by an increase in the loss.

      On July 23, 2004, two plaintiffs, both Texas Genco shareholders, filed virtually identical lawsuits in Harris County, Texas district court. The suits, purportedly brought on behalf of holders of Texas Genco common stock, name Texas Genco Holdings, Inc. and each of that company's directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the July 2004 agreement to sell Texas Genco. Plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction and/or recover damages in the event that the transaction is consummated. Texas Genco expects the cases to be consolidated. Texas Genco believes both lawsuits to be without merit and intends to vigorously defend against them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in Item 1 of this Form 10-Q.

                                EXECUTIVE SUMMARY

2ND QUARTER 2004 HIGHLIGHTS

      Our operating performance and cash flow for the second quarter of 2004 compared to the second quarter of 2003 were affected by:

      -     the termination of revenues related to Excess Cost Over Market
            (ECOM) as of January 1, 2004 compared to ECOM revenues of $101 million recorded in the second quarter of 2003;

      - milder weather in 2004, negatively impacting the quarter by $16 million;

      -     higher net transmission costs of $5 million;

      - improved operating income from Texas Genco Holdings, Inc. (Texas Genco) of $69 million;

      - continued customer growth, with the addition of over 96,000 metered electric and gas customers;

      -     a decrease in interest expense of $19 million;

      -     a reduction of $34 million in capital expenditures; and

      - a reversal of $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003 by our Electric Transmission & Distribution business segment related to the final fuel reconciliation.

UPDATE OF SIGNIFICANT EVENTS IN 2004

      Resolution of our true-up proceeding (2004 True-Up Proceeding) and the sale of our remaining interest in Texas Genco are the two most significant events facing us in 2004. We expect to use the proceeds received from these two events to repay a portion of our indebtedness. The sale of our interest in Texas Genco will result in an after-tax loss of approximately $250 million in the third quarter of 2004. See "Recent Events" below. The 2004 True-Up Proceeding could also result in a charge against our earnings. The loss related to Texas Genco will reduce our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our Securities and Exchange Commission (SEC) financing order. However, in May 2004, we received an order from the SEC under the Public Utility Holding Company Act of 1935 (1935 Act) authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we take such a charge against earnings. If our earnings for the fourth quarter of 2004 or subsequent quarters are insufficient to pay dividends from current earnings due to these or other factors, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. Any such charges would also reduce our shareholders' equity. Any such reduction could adversely affect our ability to achieve a ratio of common equity to total capitalization of 30% by the end of 2006, as has been represented in filings under the 1935 Act. Depending on the magnitude of such reduction, we may need to issue equity and/or take other action to achieve that ratio.

      Our requested true-up balance is $3.7 billion, excluding interest. The Public Utility Commission of Texas (Texas Utility Commission) conducted hearings from June 21, 2004 through July 7, 2004 in connection with the 2004 True-Up Proceeding. CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) has provided testimony and documentation to support the $3.7 billion it seeks to recover in the 2004 True-Up Proceeding. Third parties have challenged the amounts CenterPoint Houston has requested to recover, and recommended partial or total disallowance of such amounts. The staff of the Texas Utility Commission has recommended a disallowance of $1.8 billion and all interest. We expect a decision from the Texas Utility Commission addressing issues other than interest in late August 2004, and a decision addressing the interest issue after a hearing scheduled for September 8, 2004. We and/or third parties may appeal such decisions to a state court. Any such appeal may delay resolution and any recovery of disputed amounts. An ultimate determination or a settlement at an amount less than that recorded in our financial statements could lead to a charge that would materially adversely affect our results of operations, financial condition and cash flows.

      We intend to seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance as early as the fourth quarter of 2004 through the issuance of transition bonds and to be in a position to issue those bonds by early 2005. Appeals could delay the issuance of such bonds. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us through either the payment of dividends or the settlement of intercompany payables. To maintain CenterPoint Houston's capital structure at the appropriate levels, we may move funds back to CenterPoint Houston, either through equity contributions or intercompany debt.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission has established a procedural schedule for a hearing to be held on this issue on September 8, 2004. We have not accrued interest income on stranded costs in our consolidated financial statements.

RECENT EVENTS

South Texas Project Right of First Refusal

      On May 28, 2004, Texas Genco announced that its Board of Directors had voted to exercise its right of first refusal to purchase up to the entire 25.2 percent interest in the South Texas Project that is currently owned by American Electric Power (AEP). In addition to AEP and Texas Genco, the 2,500 megawatt nuclear plant is owned by two other co-owners. AEP had previously announced that it had received an offer of $333 million, subject to certain adjustments, to purchase its 630 megawatt interest. Under the South Texas Project Participation Agreement, co-owners wishing to acquire AEP's interest are entitled to do so at the proposed sale price. One co-owner did not exercise its right of first refusal, while the other co-owner exercised its right to purchase at least 12 percent, or 300 megawatts. Accordingly, Texas Genco should be entitled to purchase a 13.2 percent interest, or 330 megawatts, from AEP at an estimated price of $175 million. Texas Genco expects to fund the purchase of its share of AEP's interest with internally generated funds and, if and to the extent required, a new bank credit facility. Texas Genco's purchase of a share of AEP's interest in the South Texas Project and the acquisition of Texas Genco by GC Power Acquisition described below are not dependent on each other. Texas Genco expects to complete this transaction by the first quarter of 2005.

Definitive Agreement for the Sale of Texas Genco

      On July 21, 2004, we and Texas Genco announced a definitive agreement for GC Power Acquisition LLC, a newly formed entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group, to acquire Texas Genco for approximately $3.65 billion in cash.

      The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, Texas Genco will purchase the approximately 19% of its shares owned by the public in a cash-out merger at a price of $47 per share. Prior to Texas Genco's public shareholder buy-out, Texas Genco will file with the SEC a Rule 13e-3 transaction statement and a Schedule 14C information statement relating to our adoption of the transaction agreement and approval of the transactions it contemplates. Following the cash-out merger of the publicly owned shares, a subsidiary of Texas Genco that will own Texas Genco's coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of the information statement described above, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of 1976) and the FERC's certification of the entity that will own Texas Genco's coal, lignite and gas-fired generation plants as an "exempt wholesale generator" under the 1935 Act.

      In the second step of the transaction, expected to take place in the first quarter of 2005 following receipt of approval by the Nuclear Regulatory Commission, Texas Genco, the principal remaining asset of which, at that time, will be its interest in the South Texas Project nuclear facility, will merge with another subsidiary of GC Power Acquisition.

      Cash proceeds to us will be approximately $2.2 billion from the first step of the transaction and $700 million from the second step of the transaction, for total cash proceeds of approximately $2.9 billion, or $45.25 per share for our 81% interest. We intend to use the net after-tax proceeds of approximately $2.5 billion to pay down outstanding debt, including senior debt under our bank credit facility that is secured in part by our 81% ownership interest in Texas Genco.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs, providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to Texas Genco to fund its public shareholder buy-out in the first step of the transaction, each subject to customary closing conditions. This overnight loan will be repaid with the proceeds of the merger of Texas Genco's coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by our board of directors and by the board of directors of Texas Genco acting upon the unanimous recommendation of a special committee composed of independent members of Texas Genco's board. We have signed a written consent that satisfies all state law voting requirements applicable to the transaction.

      In connection with the transaction, Texas Genco, LP, a subsidiary of Texas Genco, entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Texas Genco has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Texas Genco's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      As a result of this transaction, the results of Texas Genco will be presented in discontinued operations in the third quarter of 2004 in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The sale will result in an after-tax loss of approximately $250 million in the third quarter of 2004. In addition, as a result of this transaction, any future earnings of Texas Genco will be offset by an increase in the loss.

      On July 23, 2004, two plaintiffs, both Texas Genco shareholders, filed virtually identical lawsuits in Harris County, Texas district court. The suits, purportedly brought on behalf of holders of Texas Genco common stock, name Texas Genco Holdings, Inc. and each of that company's directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the July 2004 agreement to sell Texas Genco. Plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction and/or recover damages in the event that the transaction is consummated. Texas Genco expects the cases to be consolidated. Texas Genco believes both lawsuits to be without merit and intends to vigorously defend against them.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------     -------------------------
                                                                  2003            2004            2003            2004
                                                                -------         -------         -------         -------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ....................................................   $ 2,091         $ 2,241         $ 4,991         $ 5,200
Expenses ....................................................     1,745           1,933           4,284           4,557
                                                                -------         -------         -------         -------
Operating Income ............................................       346             308             707             643
Interest and Other Finance Charges ..........................      (229)           (210)           (467)           (415)
Other, net ..................................................        16              13              14              18
                                                                -------         -------         -------         -------
Income From Continuing Operations Before Income
  Taxes, Minority Interest and Cumulative Effect
  of Accounting Change ......................................       133             111             254             246
Income Tax Expense ..........................................       (44)            (38)            (85)            (88)
Minority Interest ...........................................        (6)            (15)             (4)            (27)
                                                                -------         -------         -------         -------
Income From Continuing Operations Before
  Cumulative Effect of Accounting Change ....................        83              58             165             131
Discontinued Operations, net of tax .........................       (20)             --             (13)             --
Cumulative Effect of Accounting Change, net of tax ..........        --              --              80              --
                                                                -------         -------         -------         -------
Net Income ..................................................   $    63         $    58         $   232         $   131
                                                                =======         =======         =======         =======

BASIC EARNINGS PER SHARE:
  Income From Continuing Operations Before
    Cumulative Effect of Accounting Change ..................   $  0.27         $  0.19         $  0.54         $  0.43
  Discontinued Operations, net of tax .......................     (0.06)             --           (0.04)             --
  Cumulative Effect of Accounting Change, net of
    tax .....................................................        --              --            0.27              --
                                                                -------         -------         -------         -------
  Net Income ................................................   $  0.21         $  0.19         $  0.77         $  0.43
                                                                =======         =======         =======         =======

DILUTED EARNINGS PER SHARE:
  Income From Continuing Operations Before
    Cumulative Effect of Accounting Change ..................   $  0.27         $  0.19         $  0.54         $  0.42
  Discontinued Operations, net of tax .......................     (0.06)             --           (0.04)             --
  Cumulative Effect of Accounting Change, net of
    tax .....................................................        --              --            0.26              --
                                                                -------         -------         -------         -------
  Net Income ................................................   $  0.21         $  0.19         $  0.76         $  0.42
                                                                =======         =======         =======         =======

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Income from Continuing Operations. We reported income from continuing operations of $58 million ($0.19 per diluted share) for the three months ended June 30, 2004 as compared to $83 million ($0.27 per diluted share) for the same period in 2003. The decrease in income from continuing operations of $25 million was primarily due to the termination of revenues in our Electric Transmission & Distribution business segment related to ECOM as of January 1, 2004 compared to ECOM revenues of $101 million recorded in the second quarter of 2003, a reduction of $16 million in operating income from our Electric Transmission & Distribution and Natural Gas Distribution business segments due to milder weather in the second quarter of 2004 and higher net transmission costs of $5 million related to our Electric Transmission & Distribution business segment. These items were substantially offset by a $69 million increase in operating income from our Electric Generation business segment, a reversal of $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003 by our Electric Transmission & Distribution business segment related to the final fuel reconciliation, a $7 million increase in operating income related to customer growth in our Electric Transmission & Distribution business segment, and a $19 million decrease in interest expense due to lower borrowing costs.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Income from Continuing Operations. We reported income from continuing operations of $131 million ($0.42 per diluted share) for the six months ended June 30, 2004 as compared to $165 million ($0.54 per diluted share) for the same period in 2003 before cumulative effect of accounting change. The decrease in income from continuing operations of $34 million was primarily due to the termination of revenues in our Electric Transmission & Distribution business segment related to ECOM as of January 1, 2004 compared to ECOM revenues of $233 million recorded in the first six months of 2003, a reduction of $31 million in operating income from our Electric Transmission & Distribution and Natural Gas Distribution business segments due to milder weather in the first six months of 2004, an $8 million charge for severance cost associated with staff reductions in our Natural Gas Distribution business segment in 2004 and higher net transmission costs of $4 million related to our Electric Transmission & Distribution business segment. These items were substantially offset by a $177 million increase in operating income from our Electric Generation business segment, a reversal of $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003 by our Electric Transmission & Distribution business segment related to the final fuel reconciliation, a $14 million increase in operating income related to customer growth in our Electric Transmission & Distribution business segment, and a $52 million decrease in interest expense due to lower borrowing costs.

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

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      The following table presents operating income for each of our business segments for the three months and six months ended June 30, 2003 and 2004. Some amounts from the previous year have been reclassified to conform to the 2004 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                            (IN MILLIONS)
Electric Transmission & Distribution...............    $       235     $       127     $       440     $       212
Electric Generation................................             50             119              33             210
Natural Gas Distribution...........................             21              23             151             139
Pipelines and Gathering............................             42              42              85              87
Other Operations...................................             (2)             (3)             (2)             (5)
                                                       -----------     -----------     -----------     -----------
      Total Consolidated Operating Income..........    $       346     $       308     $       707     $       643
                                                       ===========     ===========     ===========     ===========

ELECTRIC TRANSMISSION & DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 1 of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2003 (CenterPoint Energy Form 10-K), each of which is incorporated herein by reference.

      The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months and six months ended June 30, 2003 and 2004:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues:
  Electric transmission and distribution revenues..    $       364     $       356     $       666     $       670
  ECOM revenues....................................            101              --             233              --
  Transition bond revenues.........................             17              18              30              33
                                                       -----------     -----------     -----------     -----------
    Total revenues.................................            482             374             929             703
                                                       -----------     -----------     -----------     -----------
Expenses:
  Operation and maintenance........................            126             124             259             256
  Depreciation and amortization....................             61              63             123             123
  Taxes other than income taxes....................             53              51              97              98
  Transition bond expenses.........................              7               9              10              14
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................            247             247             489             491
                                                       -----------     -----------     -----------     -----------
Operating Income...................................    $       235     $       127     $       440     $       212
                                                       ===========     ===========     ===========     ===========

Actual gigawatt-hours (GWh) delivered:

  Residential......................................          6,490           5,801          11,049          10,203
  Total  (1).......................................         19,086          18,545          33,874          34,065

----------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Our Electric Transmission & Distribution business segment reported operating income of $127 million for the three months ended June 30, 2004, consisting of $118 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended June 30, 2003, operating income totaled $235 million, consisting of $124 million for the regulated electric transmission and distribution utility, $10 million for the transition bond company and $101 million of non-cash income associated with ECOM. ECOM is recoverable under the Texas electric restructuring law and is included in our recently filed true-up application. Beginning in 2004, there is no ECOM contribution to earnings. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. The regulated electric transmission and distribution utility continued to benefit from solid customer growth. Continued customer growth contributed $7 million in operating income from the addition of over 51,000 metered customers since June 2003. Additionally, operating income included $15 million due to the reversal of a portion of an $87 million reserve, excluding interest, related to the final fuel reconciliation recorded in the fourth quarter of 2003. These amounts were more than offset by milder weather, which negatively impacted the quarter by $14 million and higher net transmission costs of $5 million.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Our Electric Transmission & Distribution business segment reported operating income of $212 million for the six months ended June 30, 2004, consisting of $193 million for the regulated electric transmission and distribution utility and $19 million for the transition bond company. For the six months ended June 30, 2003, operating income totaled $440 million, consisting of $187 million for the regulated electric transmission and distribution utility, $20 million for the transition bond company and $233 million of non-cash income associated with ECOM. Continued customer growth contributed $14 million in operating income. Additionally, operating income included $15 million due to a reversal of a portion of an $87 million reserve, excluding interest, related to the final fuel reconciliation recorded in the fourth quarter of 2003. These amounts were substantially offset by milder weather, which negatively impacted the first six months of 2004 by $19 million and higher net transmission costs of $4 million.

ELECTRIC GENERATION

      For information regarding the sale of our Electric Generation business segment, please read "Executive Summary -- Recent Events."

      For information regarding factors that may affect the future results of operations of our Electric Generation business segment, please read "Business -- Risk Factors-- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Electric Generation Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in
Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following tables provide summary data of our Electric Generation business segment for the three months and six months ended June 30, 2003 and 2004:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $       578     $       553     $       937     $       992
                                                       -----------     -----------     -----------     -----------
Expenses:
  Fuel  ...........................................            349             264             557             451
  Purchased power..................................             23              18              35              26
  Operation and maintenance........................            105              99             211             200
  Depreciation and amortization....................             39              41              78              81
  Taxes other than income taxes....................             12              12              23              24
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................            528             434             904             782
                                                       -----------     -----------     -----------     -----------
Operating Income ..................................    $        50     $       119     $        33     $       210
                                                       ===========     ===========     ===========     ===========

Sales (in GWh).....................................         12,517          11,962          21,794          22,683
Generation (in GWh)................................         12,078          11,542          21,072          21,691

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Our Electric Generation business segment's operating income for the three months ended June 30, 2004 was $119 million compared to $50 million for the same period in 2003 primarily due to higher capacity revenue for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the Electric Reliability Council of Texas (ERCOT) market. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Additionally, the sale of surplus air emission allowances contributed $6 million to revenues. Energy revenues and fuel and purchased power costs declined in the second quarter of 2004 as compared to the same period in 2003, reflecting a reduction in planned and unplanned outages and therefore an increase in availability of our lower-cost base-load units in 2004 as well as lower demand for gas-fired generation products. Operation and maintenance expenses decreased $6 million primarily due to the reduction in planned and unplanned outages in the second quarter of 2004 as compared to the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Our Electric Generation business segment's operating income for the six months ended June 30, 2004 was $210 million compared to $33 million for the same period in 2003. Revenues increased $55 million in the first six months of 2004 as compared to the same period in 2003 due to higher capacity revenue for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Additionally, the sale of surplus air emission allowances contributed $10 million to the increase in revenues. Fuel and purchased power costs declined $115 million in the first six months of 2004 as compared to the same period in 2003 reflecting a reduction in planned and unplanned outages and therefore an increase in availability of our lower-cost base-load units in 2004 as well as lower demand for gas-fired generation products. Operation and maintenance expenses decreased $11 million primarily due to the reduction in planned and unplanned outages in the first six months of 2004 as compared to the same period in 2003.

NATURAL GAS DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following table provides summary data of our Natural Gas Distribution business segment for the three months and six months ended June 30, 2003 and 2004:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $       971     $     1,245     $     3,015     $     3,376
                                                       -----------     -----------     -----------     -----------
Expenses:
  Natural gas......................................            761           1,027           2,455           2,817
  Operation and maintenance........................            137             133             284             283
  Depreciation and amortization....................             34              35              67              70
  Taxes other than income taxes....................             18              27              58              67
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................            950           1,222           2,864           3,237
                                                       -----------     -----------     -----------     -----------
Operating Income...................................    $        21     $        23     $       151     $       139
                                                       ===========     ===========     ===========     ===========

Throughput (in billion cubic feet (Bcf)):
  Residential......................................             20              21             114             106
  Commercial and industrial........................             39              49             128             132
  Non-rate regulated commercial and industrial.....            116             167             245             306
  Elimination......................................            (25)            (63)            (40)            (73)
                                                       -----------     -----------     -----------     -----------
    Total Throughput...............................            150             174             447             471
                                                       ===========     ===========     ===========     ===========

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Our Natural Gas Distribution business segment reported operating income of $23 million for the three months ended June 30, 2004 as compared to $21 million for the same period in 2003. Continued customer growth, with the addition of approximately 45,000 customers since June 2003, higher revenues from rate increases and lower operation and maintenance expense primarily due to decreased employee-related expenses and contract services were substantially offset by the $2 million impact of milder weather and reduced operating income from our competitive commercial and industrial sales business due to less volatile market conditions than in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Our Natural Gas Distribution business segment reported operating income of $139 million for the six months ended June 30, 2004 as compared to $151 million for the same period in 2003. Continued customer growth and $3 million in rate increases were more than offset by the $12 million impact of milder weather and reduced operating income from our competitive commercial and industrial sales business due to less volatile market conditions than in 2003. Operations and maintenance expense decreased $1 million for the six months ended June 30, 2004 as compared to the same period in 2003. Excluding an $8 million charge for severance costs associated with staff reductions in the first quarter of 2004, which will reduce costs in future periods, operation and maintenance expenses decreased by $9 million.

PIPELINES AND GATHERING

      For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors

Associated with Our Consolidated Financial Condition" and "-- Other Risks" in
Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following table provides summary data of our Pipelines and Gathering business segment for the three months and six months ended June 30, 2003 and 2004:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $       122     $       113     $       231     $       216
                                                       -----------     -----------     -----------     -----------
Expenses:
  Natural gas......................................             35              18              56              28
  Operation and maintenance........................             30              37              60              70
  Depreciation and amortization....................             11              11              21              22
  Taxes other than income taxes....................              4               5               9               9
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................             80              71             146             129
                                                       -----------     -----------     -----------     -----------
Operating Income...................................    $        42     $        42     $        85     $        87
                                                       ===========     ===========     ===========     ===========

Throughput (in Bcf):
  Natural Gas Sales................................              4               4               8               7
  Transportation...................................            203             207             471             477
  Gathering........................................             74              79             146             154
  Elimination (1)..................................             (2)             (3)             (4)             (5)
                                                       -----------     -----------     -----------     -----------
     Total Throughput..............................            279             287             621             633
                                                       ===========     ===========     ===========     ===========

----------
(1)   Elimination of volumes both transported and sold.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Our Pipelines and Gathering business segment reported operating income of $42 million for both the three months ended June 30, 2004 and the same period in 2003. Operating margins (revenues less natural gas costs) increased primarily due to increased utilization of certain pipeline transportation services, increased throughput and enhanced services related to our gas gathering operations and higher third-party project-related revenues. The increase in operating margin was offset by higher operation and maintenance expenses increased primarily due to spending related to compliance with pipeline integrity regulations, project related costs and higher employee-related costs.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Our Pipelines and Gathering business segment reported operating income of $87 million for the six months ended June 30, 2004 compared to $85 million for the same period in 2003. The improvement was primarily due to increased utilization of certain pipeline transportation services, increased throughput and enhanced services related to our gas gathering operations and higher third-party project-related revenues. Operation and maintenance expenses increased primarily due to spending related to compliance with pipeline integrity regulations, project related costs and higher employee-related costs.

OTHER OPERATIONS

      The following table shows operating loss of our Other Operations business segment for the three months and six months ended June 30, 2003 and 2004:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $         9     $         3     $        18     $         6
Expenses...........................................             11               6              20              11
                                                       -----------     -----------     -----------     -----------
Operating Loss.....................................    $        (2)    $        (3)    $        (2)    $        (5)
                                                       ===========     ===========     ===========     ===========

DISCONTINUED OPERATIONS

      In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, we sold our final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. We recorded an after-tax loss of $3 million in the second quarter of 2003 related to our Latin America operations. We have completed our strategy of exiting all of our international investments. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for the three months and six months ended June 30, 2003.

      In November 2003, we sold a component of our Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the CEMS long-lived assets based on the impending sale and to record one-time employee termination benefits. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for the three months and six months ended June 30, 2003.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read the factors listed under "Cautionary Statement Regarding Forward-Looking Information" on Page ii of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Energy Form 10-K and "Risk Factors" in Item 1 of Part I of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference. In addition to these factors, the discontinuance of non-cash operating income associated with ECOM will negatively impact our earnings in 2004 as compared to 2003. Additionally, the after-tax loss of approximately $250 million associated with the sale of our interest in Texas Genco will negatively impact our earnings in the third quarter of 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2003 and 2004:

                                                    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------
                                                    2003                2004
                                                --------------     --------------
                                                          (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................    $          242     $          690
   Investing activities.....................              (299)              (257)
   Financing activities.....................              (211)              (284)

CASH PROVIDED BY OPERATING ACTIVITIES

      Cash provided by operating activities increased $448 million for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to increased cash flow from Texas Genco, substantially due to higher capacity revenues driven by continued high natural gas prices ($146 million), and decreased accounts receivable attributable to a higher level of accounts receivable being sold under CERC Corp.'s receivables facility ($100 million). Additionally, other changes in working capital items, primarily decreased net accounts receivable and accounts payable due to the impact of colder weather and higher natural gas prices in December 2003 as compared to December 2002 ($172 million), contributed to the overall increase in cash provided by operating activities.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities decreased $42 million for the six months ended June 30, 2004 as compared to the same period in 2003 due primarily to a planned reduction in environmental-related capital expenditures in our Electric Generation business segment and decreased capital expenditures in our Electric Transmission & Distribution business segment primarily resulting from delayed spending due to inclement weather.

CASH USED IN FINANCING ACTIVITIES

      During the first six months of 2004, debt payments exceeded net loan proceeds by $222 million. During the first six months of 2003, debt payments exceeded net loan proceeds by $147 million.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements will be affected by:

      -     the sale of our 81% ownership interest in Texas Genco;

      - the amount and timing of receipt of true-up proceeds, including the effects of any appeal from the true-up proceeding and whether or not transition bonds are issued;

      - purchase of an additional interest in the South Texas Project pursuant to the exercise of Texas Genco's right of first refusal as described above under "--Executive Summary--Recent Events";

      -     capital expenditures;

      -     debt service requirements;

      -     various regulatory actions; and

      -     working capital requirements.

      The 1935 Act regulates our financing ability, as more fully described in "--Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. On January 21, 2004, CERC Corp. replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of June 30, 2004, CERC Corp. had $173 million outstanding under its receivables facility.

      Long-term and Short-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

      As of June 30, 2004, we had the following revolving credit facilities (in millions):

                                                      SIZE OF           AMOUNT
                                                    FACILITY AT      UTILIZED AT
                                                     JUNE 30,          JUNE 30,
     DATE EXECUTED                COMPANY              2004              2004            TERMINATION DATE
     -------------                -------              ----               ---            ----------------
     March 23, 2004             CERC Corp.           $    250         $    --             March 23, 2007
    October 7, 2003         CenterPoint Energy          1,425             705            October 7, 2006
   December 23, 2003          Texas Genco, LP              75              --           December 21, 2004

      On June 30, 2004, we had temporary investments of $243 million.

      At June 30, 2004, CenterPoint Energy had filed with the SEC a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $1 billion, but such registration statement had not been declared effective. At June 30, 2004, CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the second half of 2004, assuming we continue to own our interest in Texas Genco for the full year, include the following:

      -     approximately $447 million of capital expenditures;

      - an estimated $130 million in refunds by CenterPoint Houston of excess mitigation credits through December 31, 2004;

      -     dividend payments on CenterPoint Energy common stock; and

      - $32 million of maturing long-term debt, including $27 million of transition bonds.

      We expect that revolving credit borrowings and anticipated cash flows from operations will be sufficient to meet our cash needs for 2004. Our $2.3 billion credit facility, which consisted of a $918 million term loan and a $1.425 billion revolver at June 30, 2004, provides that, until such time as the credit facility has been reduced to $750 million, all of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own, or of material portions of Texas Genco's assets, shall be applied to repay borrowings under our credit facility and reduce the amount available under the credit facility. Our $2.3 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities. CenterPoint Houston's term loan requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's term loan, subject to certain exceptions, limits the application of proceeds from capital markets transactions by CenterPoint Houston over $200 million to repayment of debt existing in November 2002.

      CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us through either the payment of dividends or the settlement of intercompany payables. To maintain CenterPoint Houston's capital structure at the appropriate levels, we may move funds back to CenterPoint Houston, either through equity contributions or intercompany debt. Under the orders described under "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock," CenterPoint Houston's member's equity as a percentage of total capitalization must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of June 30, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                    MOODY'S                S&P                  FITCH
                                             --------------------  --------------------  --------------------
COMPANY/INSTRUMENT                           RATING    OUTLOOK(1)  RATING    OUTLOOK(2)  RATING    OUTLOOK(3)
------------------                           ------    ----------  ------    ----------  ------    ----------
CenterPoint Energy Senior Unsecured
  Debt...................................     Ba2      Negative     BBB-      Negative    BBB-      Negative
CenterPoint Houston Senior Secured
  Debt (First Mortgage Bonds)............     Baa2     Negative     BBB       Negative    BBB+      Negative
CERC Corp. Senior Debt...................     Ba1      Stable       BBB       Negative    BBB       Negative

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

      We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our business strategies.

      A decline in credit ratings would increase borrowing costs under CERC's $250 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions. If we were unable to maintain an investment-grade rating from at least one rating agency, as a registered public utility holding company we would be required to obtain further approval from the SEC for any additional capital markets transactions as more fully described in "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution business segment.

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

      CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of June 30, 2004, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of June 30, 2004, unsecured credit limits related to hedge instruments extended to CEGS by counterparties could aggregate $95 million; however, utilized credit capacity is significantly lower.

      Cross Defaults. Under our revolving credit facility and our term loan, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of June 30, 2004, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

      Pension Plan. As discussed in Note 10(b) to the consolidated annual financial statements in the CenterPoint Energy Form 10-K (CenterPoint Energy Notes), which is incorporated herein by reference, we maintain a non-contributory pension plan covering substantially all employees. Employer contributions are based on actuarial computations that establish the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) and the maximum deductible contribution for income tax purposes. At December 31, 2003, the projected benefit obligation exceeded the market value of plan assets by $498 million. In September 2003, we elected to make a $22.7 million contribution to our pension plan. As a result, we will not be required to make any contributions to our pension plan prior to 2005; however, we may elect to make a voluntary contribution in 2004. Changes in interest rates and the market values of the securities held by the plan during 2004 could materially, positively or negatively, change our under-funded status and affect the level of pension expense and required contributions in 2005 and beyond. Plan assets used to satisfy pension obligations have been adversely impacted by the decline in equity market values prior to 2003. In connection with the expected sale of our 81% interest in Texas Genco, a separate pension plan will be established for Texas Genco in the third quarter of 2004. Texas Genco will receive an allocation of assets from our pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and we will transfer a pension liability of approximately $68 million to Texas Genco.

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

      Pension costs were $22 million for both the three months ended June 30, 2003 and 2004. Pension costs were $45 million and $41 million for the six months ended June 30, 2003 and 2004, respectively. Additionally, we maintain a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under our non-contributory pension plan except for the Code mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with this non-qualified plan was $2 million for both the three months ended June 30, 2003 and 2004. The expense associated with this non-qualified plan was $4 million and $3 million for the six months ended June 30, 2003 and 2004, respectively.

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

      Pension expense for 2004, including the benefit restoration plan, is estimated to be $85 million, including $3 million of non-recurring early retirement expenses, based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. If the expected return assumption were lowered by 0.5% (from 9.0% to 8.5%), 2004 pension expense would increase by approximately $6 million. Similarly, if the discount rate were lowered by 0.5% (from 6.25% to 5.75%), this assumption change would increase our projected benefit obligation, pension liabilities and 2004 pension expense by approximately $121 million, $111 million and $10 million, respectively. In addition, the assumption change would result in an additional charge to comprehensive income during 2004 of $72 million, net of tax.

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

      Money Pool. We have two "money pools" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. Prior to October 2003, we had only one money pool. Following Texas Genco's certification by the FERC as an "exempt wholesale generator" under the 1935 Act in October 2003, it could no longer participate with our regulated subsidiaries in the same money pool. In October 2003, we established a second money pool in which Texas Genco and certain of our other unregulated subsidiaries can participate.

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, we have received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permit us to refinance our existing obligations and those of our subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue after giving effect to our capital markets transactions in 2003 and the first four months of 2004. The orders also permit utilization of undrawn credit facilities at CenterPoint Energy and CERC. As of June 30, 2004:

      - CenterPoint Energy is authorized to issue an additional aggregate $293 million of debt securities and $250 million of preferred stock and preferred securities;

      - CenterPoint Houston is authorized to issue an additional aggregate $47 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

      - CERC is authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

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

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of June 30, 2004, we had a retained deficit on our Consolidated Balance Sheets. The sale of our interest in Texas Genco will result in an after-tax loss of approximately $250 million in the third quarter of 2004. In addition, the 2004 True-Up Proceeding could also result in charges against our earnings. The loss related to Texas Genco will reduce our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our SEC financing order. However, in May 2004, we received an order from the SEC under the 1935 Act authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we take such a charge against earnings. If our earnings for the fourth quarter of 2004 or subsequent quarters are insufficient to pay dividends from current earnings due to these or other factors, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. Any such charges would also reduce our shareholders' equity. Any such reduction could adversely affect our ability to achieve a ratio of common equity to total capitalization of 30% by the end of 2006, as has been represented in filings under the 1935 Act. Depending on the magnitude of such reduction, we may need to issue equity and/or take other action to achieve that ratio. The June 2003 Financing Order also requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of thirty percent.

      Security Interests in Receivables of RRI. Pursuant to a Master Power Purchase and Sale Agreement with a subsidiary of RRI related to power sales in the ERCOT market, Texas Genco has been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of RRI to secure up to $250 million in purchase obligations.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $3.4 billion of recoverable electric generation-related regulatory assets as of June 30, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of cost recovery is subject to a final determination, which will occur in 2004. An adverse determination could result in a material write-down of these regulatory assets.

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

      The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2004 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $28 million.

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

      Our floating-rate obligations to third parties aggregated $3 billion at June 30, 2004. If the floating rates were to increase by 10% from June 30, 2004 rates, our combined interest expense to third parties would increase by a total of $2 million each month in which such increase continued.

      At June 30, 2004, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $8 billion in principal amount and having a fair value of $8 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $400 million if interest rates were to decline by 10% from their levels at June 30, 2004. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      As discussed in Note 12(e) to the CenterPoint Energy Notes, which note is incorporated herein by reference, CenterPoint Houston contributes $2.9 million per year to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $198 million as of June 30, 2004, of which approximately 36% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at June 30, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for as a long-term asset/liability as we will not benefit from any gains, and losses will be recovered through the rate making process. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the CenterPoint Energy Notes, which is incorporated herein by reference.

      As discussed in Note 7 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $106 million at June 30, 2004 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $16 million if interest rates were to decline by 10% from levels at June 30, 2004. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2004 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Income.

EQUITY MARKET VALUE RISK

      We are exposed to equity market value risk through our ownership of 21.6 million shares of TW common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the June 30, 2004 market value of Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

      As discussed above under "-- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, which held debt (36%) and equity (64%) securities as of June 30, 2004. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at June 30, 2004, the resulting loss in fair value of these securities would be approximately $13 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

      ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 5, 11 and 15 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CenterPoint Energy Form 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Energy Form 10-K and Notes 4 and 12 to the CenterPoint Energy Notes, each of which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the annual meeting of our shareholders held on June 3, 2004, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office), were as stated below:

      The following nominee for Class I Director was elected to serve a two-year term expiring at the 2006 annual meeting of shareholders (there were no broker non-votes):

                          Nominees                For              Withheld
                    ----------------------    -------------      -------------
                    Robert T. O'Connell        261,149,161          8,930,606

      The following nominees for Class II Directors were elected to serve three-year terms expiring at the 2007 annual meeting of shareholders (there were no broker non-votes):

                          Nominees                For              Withheld
                    ----------------------    -------------      -------------
                    Milton Carroll             259,574,401         10,505,366
                    John T. Cater              259,446,218         10,633,549
                    Michael E. Shannon         260,031,607         10,048,160

      Derrill Cody, O.Holcombe Crosswell, Thomas F. Madison and David M. McClanahan all continue as directors of CenterPoint Energy.

      The appointment of Deloitte & Touche LLP as independent accountants and auditors for CenterPoint Energy for 2004 was ratified with 260,017,575 votes for, 7,670,556 votes against, 2,391,626 abstentions and no broker non-votes.

      The shareholder proposal regarding the use of performance and time-based restricted share programs in lieu of indexing of stock options did not receive the required affirmative vote of a majority of the shares of common stock represented at the meeting. The proposal received 167,530,912 votes against, 36,930,522 votes for, 5,858,993 abstentions and 59,759,340 broker non-votes.

      The shareholder proposal requesting the board to take steps to provide that at future elections of directors, new directors be elected annually and not by classes did not receive the required affirmative vote of a majority of the shares of common stock represented at the meeting. The proposal received 85,813,701 votes against, 120,037,851 votes for, 4,468,876 abstentions and 59,759,339 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, CenterPoint Energy has not filed the exhibits and schedules to
Exhibit 2.1. CenterPoint Energy hereby agrees to furnish a copy of any such exhibit or schedule to the SEC upon request. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Energy has not filed as exhibits to this Form 10-Q certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Energy and its subsidiaries on a consolidated basis. CenterPoint Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                                          SEC FILE
                                                                                                              OR
EXHIBIT                                                                                                  REGISTRATION     EXHIBIT
NUMBER                        DESCRIPTION                        REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
------                        -----------                        --------------------------------           ------       ---------
  2.1        --  Transaction Agreement dated July 21,     CenterPoint Energy's Current Report on Form       1-31447         10.1
                 2004 among CenterPoint Energy, Inc.,     8-K dated July 21, 2004
                 Utility Holding, LLC, NN Houston Sub,
                 Inc., Texas Genco Holdings, Inc., HPC
                 Merger Sub, Inc. and GC Power
                 Acquisition LLC (excluding exhibits
                 and schedules thereto)

 3.1.1      --   Amended and Restated Articles of         CenterPoint Energy's Registration Statement on    3-69502          3.1
                 Incorporation of CenterPoint Energy      Form S-4

 3.1.2      --   Articles of Amendment to Amended and     CenterPoint Energy's Form 10-K for the year       1-31447         3.1.1
                 Restated Articles of Incorporation of    ended December 31, 2001
                 CenterPoint Energy

  3.2       --   Amended and Restated Bylaws of           CenterPoint Energy's Form 10-K for the year       1-31447          3.2
                 CenterPoint Energy                       ended December 31, 2001

  3.3       --   Statement of Resolution Establishing     CenterPoint Energy's Form 10-K for the year       1-31447          3.3
                 Series of Shares designated Series A     ended December 31, 2001
                 Preferred Stock of CenterPoint Energy

  4.1       --   Form of CenterPoint Energy Stock         CenterPoint Energy's Registration Statement on    3-69502          4.1
                 Certificate                              Form S-4

  4.2       --   Rights Agreement dated January 1,        CenterPoint Energy's Form 10-K for the year       1-31447          4.2
                 2002, between CenterPoint Energy and     ended December 31, 2001
                 JPMorgan Chase Bank, as Rights Agent

10.1.1      --   $1,310,000,000 Credit Agreement dated    CenterPoint Energy's Form 10-K for the year       1-31447        4(g)(1)
                 as of November 12, 2002, among           ended December 31, 2002
                 CenterPoint Houston and the banks
                 named therein

10.1.2      --   First Amendment to Exhibit 10.1.1,       CenterPoint Energy's Form 10-Q for the quarter    1-31447         10.7
                 dated as of September 3, 2003            ended September 30, 2003

10.1.3      --   Pledge Agreement, dated as of            CenterPoint Energy's Form 10-K for the year       1-31447        4(g)(2)
                 November 12, 2002 executed in            ended December 31, 2002
                 connection with Exhibit 10.1.1

                                                                                                           SEC FILE
                                                                                                              OR
EXHIBIT                                                                                                  REGISTRATION     EXHIBIT
NUMBER                        DESCRIPTION                        REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
------                        -----------                        --------------------------------           ------       ---------
 10.2       --   $250,000,000 Credit Agreement, dated     CenterPoint Energy's Form 8-K dated March 31,     1-31447          4.1
                 as of March 23, 2004, among CERC         2004
                 Corp., as Borrower, and the Initial
                 Lenders named therein, as Initial
                 Lenders

10.3.1      --   Credit Agreement, dated as of October    CenterPoint Energy's Form 10-Q for the quarter    1-31447         10.8
                 7, 2003 among CenterPoint Energy and     ended September 30, 2003
                 the banks named therein

10.3.2      --   Pledge Agreement, dated as of            CenterPoint Energy's Form 10-Q for the quarter    1-31447         10.9
                 October 7, 2003, executed in             ended September 30, 2003
                 connection with Exhibit 10.3.1

10.4.1      --   $75,000,000 revolving credit facility    CenterPoint Energy's Form 10-K for the year       1-31447       10(pp)(1)
                 dated as of December 23, 2003 among      ended December 31, 2003
                 Texas Genco, LP and the banks named
                 therein

+10.5       --   Long-term Incentive Plan of
                 CenterPoint Energy, Inc. (Amended and
                 Restated Effective as of May 1, 2004)

+10.6       --   First Amendment to the CenterPoint
                 Energy, Inc. Outside Director
                 Benefits Plan (As Amended and
                 Restated Effective June 18, 2003),
                 dated May 13, 2004 and effective as
                 of January 1, 2004

+10.7       --   Eighth Amendment to CenterPoint Energy,
                 Inc. Retirement Plan (As Amended and
                 Restated Effective January 1, 1999),
                 dated March 4, 2004, but effective as
                 of the dates specified therein

+31.1       --   Rule 13a-14(a)/15d-14(a)
                 Certification of David M. McClanahan

+31.2       --   Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L. Whitlock

+32.1       --   Section 1350 Certification of David
                 M. McClanahan

+32.2       --   Section 1350 Certification of Gary L.
                 Whitlock

+99.1       --   Items incorporated by reference from
                 the CenterPoint Energy Form 10-K.
                 Item 1 "Business--Regulation,"
                 "--Environmental Matters," "--Risk
                 Factors," Item 3 "Legal Proceedings,"
                 Item 7 "Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations--Certain Factors
                 Affecting Future Earnings" and Notes
                 2(d) (Long-Lived Assets and
                 Intangibles), 2(e) (Regulatory Assets
                 and Liabilities), 4 (Regulatory
                 Matters), 5 (Derivative Instruments),
                 7 (Indexed Debt Securities (ZENS) and
                 Time Warner Securities), 10(b)
                 (Pension and Postretirement Benefits)
                 and 12 (Commitments and
                 Contingencies)

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

      On June 2, 2004, we filed a Current Report on Form 8-K dated May 28, 2004, in which we reported that Texas Genco's Board of Directors had voted to exercise its right of first refusal to purchase up to the entire 25.2 percent interest in the South Texas Project Electric Generating Station that is currently owned by American Electric Power.

      On July 22, 2004, we filed a Current Report on Form 8-K dated July 21, 2004, in which we reported that we and Texas Genco had entered into a definitive agreement for GC Power Acquisition LLC to acquire Texas Genco.

      On August 6, 2004, we filed a Current Report on Form 8-K dated August 6, 2004, in which we reported certain second quarter 2004 earnings information and furnished a press release under Item 12 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CENTERPOINT ENERGY, INC.


                                          By: /s/ James S. Brian
                                              ------------------
                                               James S. Brian
                             Senior Vice President and Chief Accounting Officer

Date: August 6, 2004

                               INDEX TO EXHIBITS

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, CenterPoint Energy has not filed the exhibits and schedules to
Exhibit 2.1. CenterPoint Energy hereby agrees to furnish a copy of any such exhibit or schedule to the SEC upon request. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Energy has not filed as exhibits to this Form 10-Q certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Energy and its subsidiaries on a consolidated basis. CenterPoint Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                                          SEC FILE
                                                                                                              OR
EXHIBIT                                                                                                  REGISTRATION     EXHIBIT
NUMBER                        DESCRIPTION                        REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
------                        -----------                        --------------------------------           ------       ---------
  2.1        --  Transaction Agreement dated July 21,     CenterPoint Energy's Current Report on Form       1-31447         10.1
                 2004 among CenterPoint Energy, Inc.,     8-K dated July 21, 2004
                 Utility Holding, LLC, NN Houston Sub,
                 Inc., Texas Genco Holdings, Inc., HPC
                 Merger Sub, Inc. and GC Power
                 Acquisition LLC (excluding exhibits
                 and schedules thereto)

 3.1.1      --   Amended and Restated Articles of         CenterPoint Energy's Registration Statement on    3-69502          3.1
                 Incorporation of CenterPoint Energy      Form S-4

 3.1.2      --   Articles of Amendment to Amended and     CenterPoint Energy's Form 10-K for the year       1-31447         3.1.1
                 Restated Articles of Incorporation of    ended December 31, 2001
                 CenterPoint Energy

  3.2       --   Amended and Restated Bylaws of           CenterPoint Energy's Form 10-K for the year       1-31447          3.2
                 CenterPoint Energy                       ended December 31, 2001

  3.3       --   Statement of Resolution Establishing     CenterPoint Energy's Form 10-K for the year       1-31447          3.3
                 Series of Shares designated Series A     ended December 31, 2001
                 Preferred Stock of CenterPoint Energy

  4.1       --   Form of CenterPoint Energy Stock         CenterPoint Energy's Registration Statement on    3-69502          4.1
                 Certificate                              Form S-4

  4.2       --   Rights Agreement dated January 1,        CenterPoint Energy's Form 10-K for the year       1-31447          4.2
                 2002, between CenterPoint Energy and     ended December 31, 2001
                 JPMorgan Chase Bank, as Rights Agent

10.1.1      --   $1,310,000,000 Credit Agreement dated    CenterPoint Energy's Form 10-K for the year       1-31447        4(g)(1)
                 as of November 12, 2002, among           ended December 31, 2002
                 CenterPoint Houston and the banks
                 named therein

10.1.2      --   First Amendment to Exhibit 10.1.1,       CenterPoint Energy's Form 10-Q for the quarter    1-31447         10.7
                 dated as of September 3, 2003            ended September 30, 2003

10.1.3      --   Pledge Agreement, dated as of            CenterPoint Energy's Form 10-K for the year       1-31447        4(g)(2)
                 November 12, 2002 executed in            ended December 31, 2002
                 connection with Exhibit 10.1.1

                                                                                                           SEC FILE
                                                                                                              OR
EXHIBIT                                                                                                  REGISTRATION     EXHIBIT
NUMBER                        DESCRIPTION                        REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
------                        -----------                        --------------------------------           ------       ---------
 10.2       --   $250,000,000 Credit Agreement, dated     CenterPoint Energy's Form 8-K dated March 31,     1-31447          4.1
                 as of March 23, 2004, among CERC         2004
                 Corp., as Borrower, and the Initial
                 Lenders named therein, as Initial
                 Lenders

10.3.1      --   Credit Agreement, dated as of October    CenterPoint Energy's Form 10-Q for the quarter    1-31447         10.8
                 7, 2003 among CenterPoint Energy and     ended September 30, 2003
                 the banks named therein

10.3.2      --   Pledge Agreement, dated as of            CenterPoint Energy's Form 10-Q for the quarter    1-31447         10.9
                 October 7, 2003, executed in             ended September 30, 2003
                 connection with Exhibit 10.3.1

10.4.1      --   $75,000,000 revolving credit facility    CenterPoint Energy's Form 10-K for the year       1-31447       10(pp)(1)
                 dated as of December 23, 2003 among      ended December 31, 2003
                 Texas Genco, LP and the banks named
                 therein

+10.5       --   Long-term Incentive Plan of
                 CenterPoint Energy, Inc. (Amended and
                 Restated Effective as of May 1, 2004)

+10.6       --   First Amendment to the CenterPoint
                 Energy, Inc. Outside Director
                 Benefits Plan (As Amended and
                 Restated Effective June 18, 2003),
                 dated May 13, 2004 and effective as
                 of January 1, 2004

+10.7       --   Eighth Amendment to CenterPoint Energy,
                 Inc. Retirement Plan (As Amended and
                 Restated Effective January 1, 1999),
                 dated March 4, 2004, but effective as
                 of the dates specified therein

+31.1       --   Rule 13a-14(a)/15d-14(a)
                 Certification of David M. McClanahan

+31.2       --   Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L. Whitlock

+32.1       --   Section 1350 Certification of David
                 M. McClanahan

+32.2       --   Section 1350 Certification of Gary L.
                 Whitlock

+99.1       --   Items incorporated by reference from
                 the CenterPoint Energy Form 10-K.
                 Item 1 "Business--Regulation,"
                 "--Environmental Matters," "--Risk
                 Factors," Item 3 "Legal Proceedings,"
                 Item 7 "Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations--Certain Factors
                 Affecting Future Earnings" and Notes
                 2(d) (Long-Lived Assets and
                 Intangibles), 2(e) (Regulatory Assets
                 and Liabilities), 4 (Regulatory
                 Matters), 5 (Derivative Instruments),
                 7 (Indexed Debt Securities (ZENS) and
                 Time Warner Securities), 10(b)
                 (Pension and Postretirement Benefits)
                 and 12 (Commitments and
                 Contingencies)