Form 10-Q
period 2004-09-30
CENTERPOINT ENERGY INC
filed 2004-11-09
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

                             ----------------------

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

As of November 1, 2004, CenterPoint Energy, Inc. had 307,821,461 shares of common stock outstanding, excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements..............................................................   1
               Statements of Consolidated Operations
                    Three Months and Nine Months Ended September 30, 2003 and 2004 (unaudited).......   1
               Consolidated Balance Sheets
                    December 31, 2003 and September 30, 2004 (unaudited).............................   2
               Statements of Consolidated Cash Flows
                    Nine Months Ended September 30, 2003 and 2004 (unaudited)........................   4
               Notes to Unaudited Consolidated Financial Statements..................................   5
           Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations of CenterPoint
               Energy and Subsidiaries...............................................................  29
           Item 3. Quantitative and Qualitative Disclosures about Market Risk........................  47
           Item 4. Controls and Procedures...........................................................  49

PART II. OTHER INFORMATION
           Item 1. Legal Proceedings.................................................................  50
           Item 6. Exhibits..........................................................................  50

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

      The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

- the timing and outcome of the regulatory process related to the 1999 Texas Electric Choice Law leading to the determination and recovery of the true-up components and the securitization of these amounts, and any legal proceeding relating thereto;

- the successful consummation and the timing of the sale of our interest in Texas Genco Holdings, Inc. (Texas Genco);

- nonperformance by the counterparty to the master power purchase and sale agreement that Texas Genco, LP, a subsidiary of Texas Genco, entered into in connection with the sale of our interest in Texas Genco;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ----------------------------    ----------------------------

                                                                       2003            2004            2003            2004
                                                                   ------------     -----------    -----------     ------------

REVENUES.........................................................  $  1,607,934    $  1,667,089    $  5,672,592    $  5,892,879
                                                                   ------------     -----------    ------------    ------------

EXPENSES:
  Fuel and cost of gas sold......................................       681,888         928,189       3,073,652       3,700,679
  Operation and maintenance......................................       298,814         317,486         910,274         928,556
  Depreciation and amortization..................................       119,472         125,528         350,547         361,820
  Taxes other than income taxes..................................        90,129          89,151         260,889         269,315
                                                                   ------------     -----------    ------------    ------------
      Total......................................................     1,190,303       1,460,354       4,595,362       5,260,370
                                                                   ------------     -----------    ------------    ------------
OPERATING INCOME.................................................       417,631         206,735       1,077,230         632,509
                                                                   ------------     -----------    ------------    ------------

OTHER INCOME (EXPENSE):
  Gain (loss) on Time Warner investment..........................       (21,207)        (31,161)         43,497         (40,033)
  Gain (loss) on indexed debt securities.........................        17,040          34,117         (38,510)         43,240
  Interest and other finance charges.............................      (173,822)       (182,701)       (501,107)       (554,658)
  Interest on transition bonds...................................        (9,811)         (9,495)        (29,495)        (28,716)
  Other, net.....................................................         2,688           1,310          11,846          15,243
                                                                   ------------     -----------    ------------    ------------
      Total......................................................      (185,112)       (187,930)       (513,769)       (564,924)
                                                                   ------------     -----------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS.............................................       232,519          18,805         563,461          67,585
  Income Tax Expense.............................................       (85,544)         (2,174)       (201,699)        (24,781)
                                                                   ------------     -----------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS .....       146,975          16,631         361,762          42,804

DISCONTINUED OPERATIONS:

  Income from Texas Genco, net of tax............................        51,753         108,768         104,580         240,689
  Minority Interest in Income from Texas Genco...................       (15,694)        (21,852)        (38,799)        (48,707)
  Loss on Disposal of Texas Genco,  net of tax...................            --        (346,127)             --        (346,127)
  Loss from Other Operations, net of tax.........................        (1,212)             --          (2,077)             --
  Loss on Disposal of  Other Operations, net of tax..............           (97)             --         (12,086)             --
                                                                   ------------     -----------    ------------    ------------
      Total......................................................        34,750        (259,211)         51,618        (154,145)

EXTRAORDINARY LOSS, NET OF TAX ..................................            --        (893,618)             --        (893,618)
                                                                   ------------     -----------    ------------    ------------

NET INCOME (LOSS)................................................  $    181,725    $ (1,136,198)   $    413,380    $ (1,004,959)
                                                                   ============    ============    ============    ============
BASIC EARNINGS PER SHARE:

  Income from Continuing Operations..............................  $       0.48    $       0.05    $       1.19    $       0.14
  Income (Loss) from Discontinued Operations.....................          0.12           (0.84)           0.17           (0.50)
  Extraordinary Loss, net of tax.................................            --           (2.90)             --           (2.91)
                                                                   ------------     -----------    ------------    ------------
  Net Income (Loss)..............................................  $       0.60    $      (3.69)   $       1.36    $      (3.27)
                                                                   ============    ============    ============    ============
DILUTED EARNINGS PER SHARE:

  Income from Continuing Operations..............................  $       0.48    $       0.05    $       1.18    $       0.14
  Income (Loss) from Discontinued Operations.....................          0.11           (0.83)           0.17           (0.50)
  Extraordinary Loss, net of tax.................................            --           (2.88)             --           (2.89)
                                                                   ------------     -----------    ------------    ------------
  Net Income (Loss)..............................................  $       0.59    $      (3.66)   $       1.35    $      (3.25)
                                                                   ============    ============    ============    ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                     2003               2004
                                                                                --------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents................................................    $       86,922     $       20,202
   Investment in Time Warner common stock...................................           389,302            349,256
   Accounts receivable, net.................................................           566,260            600,523
   Accrued unbilled revenues................................................           395,351            188,246
   Fuel stock...............................................................           160,368            241,696
   Materials and supplies...................................................            82,867             76,612
   Non-trading derivative assets............................................            45,897             89,677
   Taxes receivable.........................................................           228,746            229,065
   Prepaid expenses.........................................................            21,926             12,018
   Other....................................................................            77,227            100,991
   Current assets of discontinued operations................................           301,765            606,018
                                                                                --------------     --------------
     Total current assets...................................................         2,356,631          2,514,304
                                                                                --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................        10,569,517         10,830,910
   Less accumulated depreciation and amortization...........................        (2,484,593)        (2,708,119)
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................         8,084,924          8,122,791
                                                                                --------------     --------------

OTHER ASSETS:
   Goodwill, net............................................................         1,740,510          1,740,510
   Other intangibles, net...................................................            59,111             58,266
   Regulatory assets........................................................         4,930,793          3,227,201
   Non-trading derivative assets............................................            11,273             25,325
   Other....................................................................           335,552            323,048
   Non-current assets of discontinued operations............................         3,942,296          3,574,598
                                                                                --------------     --------------
     Total other assets.....................................................        11,019,535          8,948,948
                                                                                --------------     --------------
       TOTAL ASSETS.........................................................    $   21,461,090     $   19,586,043
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                      2003              2004
                                                                                --------------     --------------
CURRENT LIABILITIES:
   Short-term borrowings...................................................     $       63,135     $        1,828
   Current portion of transition bond long-term debt.......................             41,189             46,806
   Current portion of other long-term debt.................................            119,603            488,586
   Indexed debt securities derivative......................................            321,352            278,103
   Accounts payable........................................................            588,883            445,183
   Taxes accrued...........................................................            154,916            141,685
   Interest accrued........................................................            164,521            149,961
   Non-trading derivative liabilities......................................              8,036              9,299
   Regulatory liabilities..................................................            186,239            217,846
   Accumulated deferred income taxes, net..................................            345,870            365,125
   Other...................................................................            276,392            274,343
   Current liabilities of discontinued operations..........................            332,125            353,947
                                                                                --------------     --------------
     Total current liabilities.............................................          2,602,261          2,772,712
                                                                                --------------     --------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          2,166,032          1,851,670
   Unamortized investment tax credits......................................             61,197             55,567
   Non-trading derivative liabilities......................................              3,330             11,919
   Benefit obligations.....................................................            818,061            749,250
   Regulatory liabilities..................................................          1,358,030          1,114,515
   Other...................................................................            457,255            258,091
   Non-current liabilities of discontinued operations......................          1,277,760          1,461,097
                                                                                --------------     --------------
     Total other liabilities...............................................          6,141,665          5,502,109
                                                                                --------------     --------------

LONG-TERM DEBT:
   Transition bonds........................................................            675,665            628,893
   Other...................................................................         10,102,269          9,826,790
                                                                                --------------     --------------
     Total long-term debt..................................................         10,777,934         10,455,683
                                                                                --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

MINORITY INTEREST IN DISCONTINUED OPERATIONS...............................            178,673            215,953

SHAREHOLDERS' EQUITY:
   Common stock (305,385,434  shares and 307,771,218 shares outstanding
     at December 31, 2003 and September 30, 2004, respectively)............              3,063              3,078
   Additional paid-in capital..............................................          2,868,416          2,888,485
   Unearned ESOP stock.....................................................             (2,842)               --
   Retained deficit........................................................           (700,033)        (1,797,041)
   Accumulated other comprehensive loss....................................           (408,047)          (454,936)
                                                                                --------------     --------------
     Total shareholders' equity............................................          1,760,557            639,586
                                                                                --------------     --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................     $   21,461,090     $   19,586,043
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -----------------------------------
                                                                                     2003                2004
                                                                               --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................     $      413,380       $   (1,004,959)
  Discontinued operations.................................................            (51,618)             154,145
  Extraordinary loss......................................................                 --              893,618
                                                                               --------------       --------------
  Income from continuing operations before extraordinary loss.............            361,762               42,804
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization.........................................            350,547              361,820
    Amortization of deferred financing costs..............................             44,400               63,173
    Deferred income taxes.................................................            317,070              105,186
    Investment tax credit.................................................             (3,919)              (5,630)
    Unrealized loss (gain) on Time Warner investment......................            (43,497)              40,033
    Unrealized loss (gain) on indexed debt securities.....................             38,510              (43,240)
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net......................            230,822              345,217
      Inventory...........................................................            (76,550)             (75,073)
      Taxes receivable....................................................           (133,575)                (319)
      Accounts payable....................................................           (185,056)            (143,846)
      Fuel cost over (under) recovery/surcharge...........................              4,683              (10,812)
      Non-trading derivatives, net........................................            (22,670)             (19,486)
      Interest and taxes accrued..........................................             (4,587)             (27,829)
      Net regulatory assets and liabilities...............................           (667,796)            (253,335)
      Other current assets................................................            (10,202)              (5,489)
      Other current liabilities...........................................            (42,086)               2,220
      Other assets........................................................             55,766              (11,968)
      Other liabilities...................................................             32,486              (41,391)
    Other, net............................................................             22,507               17,268
                                                                               --------------       --------------
        Net cash provided by operating activities.........................            268,615              339,303
                                                                               --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................           (352,178)            (358,757)
  Other, net..............................................................              1,222                5,893
                                                                               --------------       --------------
        Net cash used in investing activities.............................           (350,956)            (352,864)
                                                                               --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowings, net..................................           (292,000)             (63,000)
  Long-term revolving credit facility, net................................         (1,993,186)             358,500
  Proceeds from long-term debt............................................          3,381,529              231,564
  Payments of long-term debt..............................................         (1,049,883)            (545,080)
  Debt issuance costs.....................................................           (196,543)             (13,441)
  Payment of common stock dividends.......................................            (91,609)             (92,110)
  Proceeds from issuance of common stock, net.............................              6,897                9,756
  Other, net..............................................................              4,568                   --
                                                                               --------------       --------------
      Net cash used in financing activities...............................           (230,227)            (113,811)
                                                                               --------------       --------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS..............................             43,264               60,652
                                                                               --------------       --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................           (269,304)             (66,720)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................            303,704               86,922
                                                                               --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $       34,400       $       20,202
                                                                               ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................................     $      608,903       $      571,553
  Income taxes (refunds)..................................................            (35,499)             (16,752)

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

      The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, natural gas pipelines and, until the completion of the pending sale of the subsidiary owner, electric generating stations. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company and those of its subsidiaries. The 1935 Act, among other things, limits the ability of the Company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      As of September 30, 2004, the Company's indirect wholly owned subsidiaries included:

- CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

- CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns gas distribution systems. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines, a wholesale gas company and gas gathering systems and provides various ancillary services.

      CenterPoint Energy also has an approximately 81% ownership interest in Texas Genco Holdings, Inc. (Texas Genco), which owns and operates a portfolio of generating assets located in Texas. On July 21, 2004, the Company and Texas Genco entered into a definitive agreement for the sale of the Company's 81% ownership interest in Texas Genco. For further discussion, see Note 2.

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

(2)   DISCONTINUED OPERATIONS

      Texas Genco. As discussed in Note 1, on July 21, 2004, the Company and Texas Genco entered into a definitive transaction agreement pursuant to which Texas Genco has agreed to be acquired in a multi-step transaction by GC Power Acquisition LLC (GC Power Acquisition), a newly formed entity owned in equal parts by investment funds affiliated with The Blackstone Group, Hellman & Friedman LLC, Kohlberg, Kravis Roberts & Co. L.P. and Texas Pacific Group, for approximately $3.65 billion in cash.

       The Interim Financial Statements present these operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for all periods presented.

      The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, Texas Genco will purchase the approximately 19% of its shares owned by the public (other than shares held by shareholders who validly perfect their dissenters' rights under Texas law) in a cash-out merger at a price of $47.00 per share, without interest and less any applicable withholding taxes (Public Company Merger). In connection with the anticipated Public Company Merger, Texas Genco has filed with the SEC a Rule 13e-3 transaction statement and a preliminary information statement on
Schedule 14C containing information with respect to the transactions contemplated by the definitive transaction agreement, including the Public Company Merger, and related matters. Following the Public Company Merger, a subsidiary of Texas Genco that will own Texas Genco's coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of a definitive information statement to Texas Genco's shareholders at least 20 days prior to the closing of the Public Company Merger, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of 1976), which occurred on September 17, 2004, and the Federal Energy Regulatory Commission's (FERC) certification of the entity that will own Texas Genco's coal, lignite and gas-fired generation plants as an "exempt wholesale generator," which occurred on September 24, 2004. The definitive information statement will be mailed to Texas Genco's shareholders of record as of October 21, 2004. Texas Genco's shareholders as of the effective date of the Public Company Merger will have the right to either receive the cash consideration for their shares described above or exercise dissenters' rights in connection with the Public Company Merger by properly complying with the requirements of the Texas Business Corporation Act. Within 10 days after the effectiveness of the Public Company Merger, Texas Genco must mail to all of its shareholders written notice of the effectiveness of the Public Company Merger and of their right to dissent from that transaction within 20 days after the date of Texas Genco's mailing of the notice.

      In the second step of the transaction, expected to take place in the first half of 2005 following receipt of approval by the Nuclear Regulatory Commission
(NRC), for which the application was filed on October 18, 2004, Texas Genco, the principal remaining asset of which, at that time, will be Texas Genco's interest in the South Texas Project Electric Generating Station (South Texas Project), will merge with another subsidiary of GC Power Acquisition.

      Cash proceeds to the Company are expected to be approximately $2.2 billion from the first step of the transaction and $700 million from the second step of the transaction, for total cash proceeds of approximately $2.9 billion for the Company's 81% interest. The Company intends to use the anticipated net after-tax proceeds of approximately $2.5 billion primarily to pay down outstanding debt, including senior debt under its bank credit facility that is secured in part by the Company's 81% ownership interest in Texas Genco, and for other general corporate purposes, including additional pension contributions.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs Credit Partners, L.P., providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to Texas Genco to fund the Public Company Merger in the first step of the transaction, each subject to customary closing conditions. This overnight loan is expected to be repaid with the proceeds of the merger of a subsidiary of Texas Genco that will own Texas Genco's coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by the board of directors of the Company and by the board of directors of Texas Genco acting upon the unanimous recommendation of a special committee composed of independent members of Texas Genco's board. The Company has signed a written consent that satisfies all state law voting requirements applicable to the transaction.

      In connection with the transaction, Texas Genco, LP, a subsidiary of Texas Genco (Genco LP), entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Genco LP's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      On July 23, 2004, two plaintiffs filed substantially identical lawsuits in Harris County, Texas state district court. The suits, purportedly brought on behalf of holders of Texas Genco common stock, name Texas Genco Holdings, Inc. and each of that company's directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the transaction agreement. As part of their allegations of self-dealing, both plaintiffs claim that Texas Genco's board of directors is controlled by the Company, that the defendants improperly concealed Texas Genco's results of operations for the second quarter of 2004 until after the transaction agreement was announced, and that in order to aid the Company, Texas Genco's board only searched for acquirers who would offer all-cash consideration. Among other relief, the plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction to the extent already implemented. In August 2004, the cases were consolidated in state district court in Harris County, Texas. Texas Genco intends to vigorously defend against the consolidated suits.

      The Company recorded an after-tax loss of approximately $253 million in the third quarter of 2004 related to the sale of Texas Genco and an additional after-tax loss of $93 million offsetting the Company's 81% interest in Texas Genco's third quarter 2004 earnings. Until the sale of Texas Genco is complete, the Company's interest in any Texas Genco earnings will be offset by an increased loss on the pending sale. As a result of the reduction in retained earnings caused by after-tax losses associated with the sale of Texas Genco and the Company's true-up proceeding, the Company and Utility Holding, LLC may need to obtain an order from the SEC under the 1935 Act to facilitate the payment of dividends to transfer the proceeds from the sale of Texas Genco to the Company.

      The following table summarizes the components of the income (loss) from discontinued operations of Texas Genco for the three and nine months ended September 30, 2003 and 2004:

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ---------------------------    ---------------------------
                                                                 2003            2004           2003            2004
                                                             -----------     -----------    -----------     -----------
                                                                                   (IN MILLIONS)
Texas Genco net income (loss) as reported.................   $        82     $      (311)   $       204     $      (170)
Texas Genco write down of assets, net of tax of $223 (1)..            --             426             --             426
                                                             -----------     -----------    -----------     -----------
Texas Genco net income as adjusted for write down of
  assets..................................................            82             115            204             256
General corporate overhead reclassification, net of tax (2)            4               3             14              10
Interest expense reclassification, net of tax (3).........           (34)             (9)          (113)            (25)
                                                             -----------     -----------    -----------     -----------
Income from discontinued operations of Texas Genco, net
  of tax..................................................            52             109            105             241
Minority interest in discontinued operations of Texas
  Genco...................................................           (16)            (22)           (39)            (49)
                                                             -----------     -----------    -----------     -----------
Income from discontinued operations of Texas Genco, net
  of tax and minority interest............................            36              87             66             192
                                                             -----------     -----------    -----------     -----------

Loss on sale of Texas Genco, net of tax...................            --            (253)            --            (253)
Loss offsetting 81% of Texas Genco's third quarter 2004
   earnings, net of tax...................................            --             (93)            --             (93)
                                                             -----------     -----------    -----------     -----------
Loss on disposal of Texas Genco, net of tax...............            --            (346)            --            (346)
                                                             -----------     -----------    -----------     -----------

      Total Discontinued Operations of Texas Genco........   $        36     $      (259)   $        66     $      (154)
                                                             ===========     ===========    ===========     ===========

(1) In September 2004, Texas Genco recorded an after-tax impairment charge of $426 million ($649 million pre-tax) related to the sale of its coal, lignite and gas-fired generation plants which occurs in the first step of the transaction pursuant to which Texas Genco is being acquired. This impairment loss is reversed by CenterPoint Energy to reflect its estimated loss on the sale of Texas Genco.

(2) General corporate overhead previously allocated to Texas Genco from CenterPoint Energy, which will not be eliminated by the sale of Texas Genco, was excluded from income from discontinued operations and is reflected as general corporate overhead of CenterPoint Energy in income from continuing operations.

(3) Interest expense was reclassified to discontinued operations of Texas Genco related to the applicable amounts of CenterPoint Energy's term loan and revolving credit facility debt that would have been assumed to be paid off with any proceeds from the sale of Texas Genco during those respective periods.

      Revenues related to Texas Genco included in discontinued operations for the three months ended September 30, 2003 and 2004 were $657 million and $638 million, respectively. Income (loss) from these discontinued operations for the three months ended September 30, 2003 and 2004 is reported net of income tax (benefit) of $42 million and $(164) million, respectively.

      Revenues related to Texas Genco included in discontinued operations for both the nine months ended September 30, 2003 and 2004 were $1.6 billion. Income
(loss) from these discontinued operations for the nine months ended September 30, 2003 and 2004 is reported net of income tax expense (benefit) of $48 million and $(94) million, respectively.

      Summarized balance sheet information as of December 31, 2003 and September 30, 2004 related to discontinued operations of Texas Genco is as follows:

                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                               2003            2004
                                                                           ------------    ------------
                                                                                (IN MILLIONS)
CURRENT ASSETS:
 Cash and cash equivalents..............................................   $         45    $        337
 Accounts receivable, principally trade.................................             82              98
 Other current assets...................................................            175             171
                                                                           ------------    ------------
    Total current assets................................................            302             606
OTHER NON-CURRENT ASSETS................................................          3,942           3,575
                                                                           ------------    ------------
    TOTAL ASSETS........................................................          4,244           4,181
                                                                           ------------    ------------
CURRENT LIABILITIES:
 Accounts payable, principally trade....................................            109             120
 Other current liabilities..............................................            223             234
                                                                           ------------    ------------
    Total current liabilities...........................................            332             354
OTHER LONG-TERM LIABILITIES.............................................          1,278           1,461
                                                                           ------------    ------------
    TOTAL LIABILITIES...................................................          1,610           1,815
MINORITY INTEREST.......................................................            179             216
                                                                           ------------    ------------
NET ASSETS OF DISCONTINUED OPERATIONS...................................   $      2,455    $      2,150
                                                                           ============    ============

      On September 3, 2004, Genco LP signed an agreement to purchase a portion of AEP Texas Central Company's (AEP) 25.2% interest in the South Texas Project for approximately $174 million. Once the purchase is complete, Genco LP will own an additional 13.2% interest in the South Texas Project for a total of 44%, or approximately 1,100 MW. This purchase agreement was entered into pursuant to Genco LP's right of first refusal to purchase this interest triggered by AEP's previously announced agreement to sell this interest to a third party. In addition to AEP's ownership interest and Genco LP's current 30.8% ownership, the 2,500 MW nuclear plant is currently 28%-owned by City Public Service of San Antonio and 16%-owned by Austin Energy. City Public Service of San Antonio is purchasing AEP's remaining 12% ownership interest under its right of first refusal. The sale is subject to certain regulatory approvals, including filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and action by the NRC, the FERC, and the SEC. Texas Genco expects to fund the purchase of its share of AEP's interest, including reimbursements of draws under letters of credit, with existing cash balances and cash expected to be generated through operations. Texas Genco expects to complete this transaction by the end of the first quarter of 2005.

      In September 2004, Genco LP amended its $75 million senior secured revolving credit facility to increase the facility to $250 million. The facility is secured by Genco LP's first mortgage bonds. The revolving credit facility terminates on the earlier of March 2, 2005 or the date of the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to GC Power Acquisition. As of September 30, 2004, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2004, letters of credit aggregating $182 million were issued under the facility in favor of AEP, and are expected to be drawn upon in the first quarter of 2005 to pay the purchase price of an additional interest in the South Texas Project as discussed above. The expiration date of the letters of credit is August 29, 2005. Under the terms of the credit facility, the letters of credit will be cash collateralized at 105% of their face amount upon Texas Genco's sale of its coal, lignite and gas-fired generation assets to GC Power Acquisition.

    CenterPoint Energy Management Services, Inc. In November 2003, the Company completed the sale of a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provided district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The Company recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. The Interim Financial Statements present these CEMS operations as discontinued operations in accordance with SFAS No. 144. Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three and nine months ended September 30, 2003.

      Revenues related to CEMS included in discontinued operations for the three and nine months ended September 30, 2003, were $3 million and $8 million, respectively. The loss from these discontinued operations for the three and nine months ended September 30, 2003 is reported net of income tax (expense) benefit of $(1) million and $1 million, respectively.

      Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, the Company sold its final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. The Company recorded an after-tax loss of $3 million in the second quarter of 2003 related to its Latin America operations. The Interim Financial Statements present these Latin America operations as discontinued operations in accordance with SFAS No. 144. Accordingly, the Interim Financial Statements include the necessary reclassifications to reflect these operations as discontinued operations for the three and nine months ended September 30, 2003.

      Revenues related to the Company's Latin America operations included in discontinued operations for the three and nine months ended September 30, 2003 were $-0- and $2 million, respectively. Income from these discontinued operations for the three and nine months ended September 30, 2003 is reported net of income tax expense of $-0- and $2 million.

(3)   REGULATORY MATTERS

(a) 2004 True-Up Proceeding.

      On March 31, 2004, CenterPoint Houston, Genco LP and Reliant Energy Retail Services LLC, a subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), filed the final true-up application required by the Texas electric restructuring law with the Public Utility Commission of Texas (Texas Utility Commission). The Texas electric restructuring law authorizes public utilities to recover a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs associated with the transition from a regulated to a competitive environment (2004 True-Up Proceeding). CenterPoint Houston's requested true-up balance is $3.7 billion, excluding interest and net of the retail clawback from RRI. CenterPoint Houston has provided testimony and documentation to support the $3.7 billion it seeks to recover in the 2004 True-Up Proceeding. CenterPoint Houston had recorded $3.3 billion of recoverable electric generation-related regulatory assets. The Texas Utility Commission conducted hearings on the Company's true-up application and has held six public meetings between August and October 2004. Based on the Texas Utility Commission's deliberations at these public meetings, the Company estimates that it will recover approximately $2.0 billion of its recorded electric generation-related regulatory assets. The Texas Utility Commission acts only through written orders and has not yet issued a written order on the true-up application.

      The Texas electric restructuring law specifies that a final order is to be issued by the Texas Utility Commission 150 days after a proper filing is made by the regulated utility, subject to an extension for good cause. The Company is awaiting a decision and a written final order from the Texas Utility Commission. It is possible that the Texas Utility Commission could modify the views expressed in its public meetings prior to issuing its formal written decision. However, based on its analysis of the Texas Utility Commission's deliberations, the Company recorded an after-tax charge to earnings in the third quarter of 2004 of approximately $894 million, which is reflected as an extraordinary loss in the Company's Statements of Consolidated Operations. Once a final order is issued by the Texas Utility Commission, the extraordinary loss may be adjusted.

      On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission held a hearing on this issue on September 8, 2004. While the Texas Utility Commission has discussed this issue, it has not reached a conclusion as to the calculation. Therefore, the Company has not accrued interest income on stranded costs in its consolidated financial statements.

      The true-up proceeding will result in additional charges being assessed to customers through the utility's non-bypassable delivery charges. Non-bypassable delivery charges are those that must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit utilities to issue transition bonds based on the securitization of revenues associated with the transition charges.

      CenterPoint Houston expects to seek rehearing of certain Texas Utility Commission's rulings once they have been reduced to a final written order, and, to the extent sufficient relief is not obtained through rehearing, to contest certain of the Texas Utility Commission's rulings through appeals to Texas state courts. The Company and CenterPoint Houston believe that significant aspects of the preliminary deliberations made to date by the Texas Utility Commission are contrary to both the statute by which the legislature restructured the electric industry in Texas and the regulations and orders the Texas Utility Commission has issued in implementing that statute. Although the Company and CenterPoint Houston believe they have meritorious arguments, no prediction can be made as to the ultimate outcome or timing of rehearings or appeals.

(b) Final Fuel Reconciliation.

      On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to CenterPoint Houston's final fuel reconciliation. CenterPoint Houston reserved $117 million, including $30 million of interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. On May 28, 2004, the Texas Utility Commission approved a settlement of the remanded issue and issued a final order which reduced the disallowance. As a result of the final order, the Company reversed $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003. The results of the Texas Utility Commission's final decision will be a component of the 2004 True-Up Proceeding. The Company has appealed certain portions of the Texas Utility Commission's final order involving a disallowance of approximately $67 million plus interest of $10 million.

(c) Rate Cases.

      The City of Houston and the 28 other incorporated cities in CenterPoint Energy Entex's (Entex) Houston Division have approved a rate settlement with Entex. The Railroad Commission of Texas (Texas Railroad Commission), which has original jurisdiction over Entex's rates in the unincorporated areas of the Houston Division (the environs), approved the settlement in general but required that approximately $8 million in franchise fees that had been allocated to the environs customers be applied only to sales within the 28 incorporated cities. Entex, which has historically allocated franchise fees across all customers within its Houston Division, appealed this revision to the settlement agreement, but a state district court has affirmed the Texas Railroad Commission's decision. Entex is considering whether it will appeal the decision of the district court. Pending the appeal, Entex has taken action to expedite the changes that are necessary at the city level to conform the recovery of franchise fees to the Texas Railroad Commission's ruling. The annualized effect of this multi-jurisdictional rate increase will be approximately $14 million.

      On July 2, 2004, CenterPoint Energy Arkla (Arkla) filed an application for a general rate increase of $7 million with the Oklahoma Corporation Commission
(OCC). The OCC staff has begun its review of the request and a decision is anticipated before the end of 2004.

      On July 14, 2004, CenterPoint Energy Minnegasco filed an application for a general rate increase of $22 million with the Minnesota Public Utility Commission (MPUC). A final decision on this rate relief request is expected from the MPUC in May 2005. Interim rates of $17 million on an annualized basis became effective on October 1, 2004, subject to refund.

     On July 15, 2004, Arkla filed with the Arkansas Public Service Commission a notice that it intends to file for an application for a general rate increase in late 2004. Arkla has not yet determined the amount of the rate increase to be requested.

     On July 21, 2004, the Louisiana Public Service Commission (LPSC) approved a settlement which will increase base rate and service charge revenues for Arkla by approximately $7 million annually.

     On October 13, 2004, Entex filed an application for a general rate increase of approximately $3 million with the Texas Railroad Commission for rate relief in the unincorporated areas of its Beaumont, East Texas and South Texas Divisions. The Texas Railroad Commission staff has begun its review of the request, and a decision is anticipated in April 2005.

(d) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Entex had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute has been referred to the Texas Railroad Commission by agreement of the parties for a determination of whether Entex has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In July 2004, Entex filed a lawsuit in a Travis County district court challenging a ruling by the Texas Railroad Commission in this proceeding that "to the extent raised by the City of Tyler, issues related to a consideration of the reasonableness of Entex's gas costs and purchase practices will be considered in this proceeding." In its lawsuit, Entex contends that the Texas Railroad Commission ruling expands the scope of review beyond whether it had properly followed its tariff to include a review of its historical gas purchases. The Company believes such a review is not permitted by law and is beyond what the parties requested in the joint petition that initiated the proceeding at the Texas Railroad Commission. The Company believes that all costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs.

(4)   STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

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

      Pro-forma information for the three and nine months ended September 30, 2003 and 2004 is provided to reflect the amortization of stock-based compensation as expense on a straight-line basis over the vesting period. If compensation costs had been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------      -----------------------------
                                                                  2003             2004              2003             2004
                                                              ------------     ------------      ------------      -----------
                                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss):
  As reported..............................................   $        182     $     (1,136)     $        413      $    (1,005)
  Total stock-based employee compensation determined
    under the fair value based method, net of tax..........             (2)              (1)               (8)              (3)
                                                              ------------     ------------      ------------      -----------
  Pro forma................................................   $        180     $     (1,137)     $        405      $    (1,008)
                                                              ============     ============      ============      ===========

Basic Earnings Per Share:
  As reported..............................................   $       0.60     $      (3.69)     $       1.36      $     (3.27)
  Pro forma................................................   $       0.59     $      (3.70)     $       1.34      $     (3.28)

Diluted Earnings Per Share:
  As reported..............................................   $       0.59     $      (3.66)     $       1.35      $     (3.25)
  Pro forma................................................   $       0.58     $      (3.67)     $       1.33      $     (3.26)

(b) Employee Benefit Plans.

      The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------
                                              2003                         2004
                                     -----------------------       ------------------------
                                      PENSION    POSTRETIREMENT     PENSION    POSTRETIREMENT
                                     BENEFITS       BENEFITS       BENEFITS       BENEFITS
                                     --------       --------       --------       --------
                                                         (IN MILLIONS)
Service cost......................   $      9    $         1       $     10     $           1
Interest cost.....................         26              8             26                 8
Expected return on plan assets....        (23)            (3)           (26)               (4)
Net amortization..................         11              3              9                 4
Curtailment.......................         --             --             --                17
                                     --------    -----------       --------     -------------
Net periodic cost.................   $     23    $         9       $     19     $          26
                                     ========    ===========       ========     =============

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------
                                              2003                          2004
                                     -----------------------       ------------------------
                                      PENSION    POSTRETIREMENT     PENSION     POSTRETIREMENT
                                     BENEFITS       BENEFITS       BENEFITS        BENEFITS
                                     --------    --------------    --------     --------------
                                                         (IN MILLIONS)
Service cost......................   $     27    $         3       $     30     $            3
Interest cost.....................         77             24             77                 24
Expected return on plan assets....        (69)            (9)           (78)               (10)
Net amortization..................         33             10             28                 10
Curtailment.......................         --             --             --                 17
Other.............................         --             --              3                  2
                                     --------    -----------       --------     --------------
Net periodic cost.................   $     68    $        28       $     60     $           46
                                     ========    ===========       ========     ==============

      Included in the net periodic cost for the three months ended
September 30, 2003 and 2004 is $5 million and $20 million, respectively, of expense related to Texas Genco's participants, which is reflected in discontinued operations in the Statements of Consolidated Operations. Included in the net periodic cost for the nine months ended September 30, 2003 and 2004 is $16 million and $28 million, respectively, of expense related to Texas Genco's participants, which is reflected in discontinued operations in the Statements of Consolidated Operations. Included in the net periodic cost related to Texas Genco's participants for both the three and nine months ended September 30, 2004, is $17 million of non-recurring curtailment costs attributable to the discontinued participation of Texas Genco's workforce in the Company's postretirement benefit plan as active employees.

      The Company expects to contribute $28 million to its postretirement benefits plan in 2004. As of September 30, 2004, $20 million of contributions have been made. Although pension funding is not required during 2004, the Company has made $56 million of contributions as of September 30, 2004, and is considering additional contributions.

      In addition to the Company's non-contributory pension plan, the Company maintains a non-qualified benefit restoration plan. The net periodic cost associated with this plan for both the three months ended September 30, 2003 and 2004 was $2 million. The net periodic cost associated with this plan for the nine months ended September 30, 2003 and 2004 was $6 million and $5 million, respectively.

      In connection with the Company's expected sale of its 81% interest in Texas Genco, a separate pension plan was established for Texas Genco on September 1, 2004 and the Company transferred a net pension liability of approximately $68 million to Texas Genco. In October 2004, Texas Genco received an allocation of assets from the Company's pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974.

(5)   NEW ACCOUNTING PRONOUNCEMENTS

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

      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)), which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in Note 4 to these Interim Financial Statements.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004. The Company adopted FAS 106-2 prospectively in July 2004 with no material effect on its results of operations or financial condition.

      In its October 13, 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) at its September 29-30, 2004 meeting on EITF Issue No. 04-8 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" (EITF 04-8) that requires certain contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for earnings per share (EPS) purposes. The contingently convertible debt instruments would be taken into consideration in the calculation of diluted EPS using the "if-converted" method. The Company issued contingently convertible debt instruments in 2003. The Company will be required to adopt the provisions of this consensus for reporting periods ending after December 15, 2004, and will restate prior period EPS amounts. The impact on the Company's diluted EPS for the three and nine months ended September 30, 2003 would be $(0.05) per share. There would be no impact on the Company's diluted EPS for the three and nine months ended September 30, 2004 due to anti-dilution as a result of the net loss recorded by the Company in these periods.

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

      Cash Flow Hedges. During the nine months ended September 30, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. As of September 30, 2004, the Company expects $75 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Other Derivative Financial Instruments. In the third quarter of 2004, the Company entered into non-trading derivative instruments that were not designated as cash flow hedges, but these financial instruments substantially offset economic risk and the changes in value of these derivatives have been recognized in earnings.

      Interest Rate Swaps. As of December 31, 2003, the Company had an outstanding interest rate swap with a notional amount of $250 million to fix the interest rate applicable to floating rate short-term debt. This swap, which expired in January 2004, did not qualify as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), and was marked to market in the Company's Consolidated Balance Sheets with changes in market value reflected in interest expense in the Statements of Consolidated Operations.

      During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and is being amortized into interest expense over the life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive income for the nine months ended September 30, 2004 was $19 million. As of September 30, 2004, the Company expects $29 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 and $255 million of convertible senior notes, issued December 17, 2003, contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest components was not material at issuance or at September 30, 2004.

      Texas Genco Derivative Instrument. In connection with the definitive agreement for the sale of Texas Genco entered into on July 21, 2004, Genco LP entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Genco LP's obligations under the power purchase agreement will continue regardless of whether the sale transaction is completed. Texas Genco has designated the master power purchase and sale agreement as a cash flow hedge of the forecasted sale of base-load capacity through 2008. During the three months ended September 30, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. As of September 30, 2004, Texas Genco expects $5 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

(7)   GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2003 and September 30, 2004 by reportable business segment is as follows (in millions):

                       Natural Gas Distribution.......      $      1,085
                       Pipelines and Gathering........               601
                       Other Operations...............                55
                                                            ------------
                         Total........................      $      1,741
                                                            ============

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                            DECEMBER 31, 2003               SEPTEMBER 30, 2004
                                                       ---------------------------      ---------------------------
                                                         CARRYING     ACCUMULATED         CARRYING     ACCUMULATED
                                                          AMOUNT      AMORTIZATION         AMOUNT      AMORTIZATION
                                                       ------------   ------------      ------------   ------------
                                                                              (IN MILLIONS)
Land use rights....................................    $         55   $        (12)     $         55   $        (12)
Other..............................................              20             (4)               20             (5)
                                                       ------------   ------------      ------------  -------------
    Total..........................................    $         75   $        (16)     $         75   $        (17)
                                                       ============   ============      ============   ============

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of September 30, 2004. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for the three months ended September 30, 2003 and 2004 was $0.5 million and $0.6 million, respectively. Amortization expense for other intangibles for the nine months ended September 30, 2003 and 2004 was $1.6 million and $1.7 million, respectively. Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows (in millions):

                      2004........................................     $     1
                      2005........................................           3
                      2006........................................           2
                      2007........................................           1
                      2008........................................           1
                      2009........................................           1
                                                                       -------
                        Total.....................................     $     9
                                                                       =======

(8)   COMPREHENSIVE INCOME (LOSS)

      The following table summarizes the components of total comprehensive income (loss):

                                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------------     --------------------------
                                                             2003           2004            2003           2004
                                                         -----------     -----------     -----------    -----------
                                                                               (IN MILLIONS)
Net income (loss)....................................    $       182     $    (1,136)    $       413    $    (1,005)
Other comprehensive income:
  Minimum benefits liability.........................             --              14              --             14
  Net deferred gain (loss) from cash flow hedges.....            (26)             17             (19)            33
  Reclassification of deferred loss (gain) from cash
    flow hedges realized in net income...............              4              (2)              8             (1)
  Other comprehensive income (loss) from
    discontinued operations..........................             --             (93)              1            (93)
                                                         -----------     -----------     -----------    -----------
Other comprehensive loss.............................            (22)            (64)            (10)           (47)
                                                         -----------     -----------     -----------    -----------
Comprehensive income (loss)..........................    $       160     $    (1,200)    $       403    $    (1,052)
                                                         ===========     ===========     ===========    ===========

(9)   CAPITAL STOCK

      CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2003, 306,297,147 shares of CenterPoint Energy common stock were issued and 305,385,434 shares of CenterPoint Energy common stock were outstanding. At September 30, 2004, 307,771,384 shares of CenterPoint Energy common stock were issued and 307,771,218 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to CenterPoint Energy's Employee Stock Ownership Plan (911,547 and -0- at December 31, 2003 and September 30, 2004, respectively) and (b) treasury shares (166 at both December 31, 2003 and September 30, 2004). CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of 2003 and $0.20 per share in the second quarter of 2003, which included the third quarter dividend declared on June 18, 2003 and paid on September 10, 2003. CenterPoint Energy declared a dividend of $0.10 per share in each of the first, second and third quarters of 2004.

      The Company's expected sale of its interest in Texas Genco described in
Note 2 resulted in an after-tax loss of approximately $253 million in the third quarter of 2004. In addition, the Company recorded an after-tax extraordinary loss of $894 million in the third quarter of 2004 related to the 2004 True-Up Proceeding. These losses reduced the Company's earnings below the level required for the Company to continue paying its current quarterly dividends out of current earnings as required under the Company's SEC financing order. However, in May 2004, the Company received an order from the SEC under the 1935 Act authorizing it to continue to pay its current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event the Company had such losses. If the Company's earnings for the fourth quarter of 2004 or subsequent quarters are insufficient to pay dividends from current earnings due to additional charges against the Company's earnings related to the sale of its interest in Texas Genco, the 2004 True-Up Proceeding or other factors, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

(10)  LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-term Debt.

      As of September 30, 2004, CERC Corp. had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are the London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid. As of September 30, 2004, such credit facility was not utilized.

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

      Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, two Delaware statutory business trusts created by CenterPoint Energy (HL&P Capital Trust I and HL&P Capital Trust II) issued to the public (a) $250 million aggregate amount of preferred securities and (b) $100 million aggregate amount of capital securities, respectively. In February 1999, a Delaware statutory business trust created by CenterPoint Energy (REI Trust I) issued $375 million aggregate amount of preferred securities to the public. Each of the trusts used the proceeds of the offerings to purchase junior subordinated debentures issued by CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities. As discussed in Note 5, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above were included in long-term debt as of December 31, 2003 and September 30, 2004.

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

      The preferred securities and capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of September 30, 2004, no interest payments on the junior subordinated debentures had been deferred.

      The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities or capital securities of the trusts described above and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                                 AGGREGATE LIQUIDATION AMOUNTS
                                            AS OF
                                 -----------------------------
                                                                DISTRIBUTION   MANDATORY
                                                                   RATE/       REDEMPTION
                                 DECEMBER 31,   SEPTEMBER 30,    INTEREST        DATE/
             TRUST                  2003           2004            RATE       MATURITY DATE       JUNIOR SUBORDINATED DEBENTURES
             -----                  ----           ----            ----       -------------   -------------------------------------
                                        (IN MILLIONS)
REI Trust I....................    $  375         $  375           7.20%      March 2048     7.20% Junior Subordinated Debentures
HL&P Capital Trust I(1)........    $  250         $   --          8.125%      March 2046     8.125% Junior Subordinated
                                                                                             Deferrable Interest Debentures Series A
HL&P Capital Trust II..........    $  100         $  100          8.257%       February      8.257% Junior Subordinated
                                                                                  2037       Deferrable Interest Debentures
                                                                                             Series B

------------
(1) The preferred securities issued by HL&P Capital Trust I having an aggregate liquidation amount of $250 million were redeemed at 100% of their aggregate liquidation amount in January 2004.

      In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 5, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above were included in long-term debt as of December 31, 2003 and September 30, 2004.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and September 30, 2004, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of September 30, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

(b) Receivables Facility.

      On January 21, 2004, CERC replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of September 30, 2004, CERC had $151 million outstanding under its receivables facility.

(11)  COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

 RRI Indemnified Litigation

      The Company, CenterPoint Houston or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between the Company and RRI, the Company and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, several of which dismissals have been affirmed by the appellate courts, but most of the lawsuits remain in early procedural stages. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and in some cases, corporate officers of some of those companies, have been named as defendants in these suits.

      The Company, CenterPoint Houston or their predecessor, Reliant Energy, have been named in approximately 25 of these lawsuits, which were instituted between 2001 and 2004 and are pending in state courts in Alameda County, Los Angeles County and San Diego County, in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Houston and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed the Company's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption.

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

      In February 2003, a lawsuit was filed by three individuals in federal district court in Chicago against CenterPoint Energy and certain former officers of RRI for alleged violations of federal securities laws. The plaintiffs in this lawsuit allege that the defendants violated federal securities laws by issuing false and misleading statements to the public, and that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues. In addition, the plaintiffs assert claims of fraudulent and negligent misrepresentation and violations of Illinois consumer law. In January 2004 the trial judge ordered dismissal of plaintiffs' claims on the ground that they did not set forth a claim. The plaintiffs filed an amended complaint in March 2004, which the defendants asked the court to dismiss. On August 18, 2004, the court granted the defendants' motion to dismiss with prejudice.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as equitable relief in the form of restitution. In July 2004, another class action suit was filed in federal court on behalf of the Reliant Energy Savings Plan and a class consisting of participants in that plan against Reliant Energy and the Reliant Energy Benefits Committee. The allegations and the relief sought in the new suit are substantially similar to those in the previously pending suit; however, the new suit also alleges that Reliant Energy and its Benefits Committee breached their fiduciary duties to the Savings Plan and its participants by investing plan funds in Reliant Energy stock when Reliant Energy or its subsidiaries were allegedly manipulating the California energy market. On October 14, 2004, the plaintiff voluntarily dismissed the newly filed lawsuit.

      In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of the Company. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. The Company's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a Company shareholder. The second letter demanded that the Company take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of the Company. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

      The Company believes that none of the lawsuits described under Other Class Action Lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to the plaintiffs.

 Other Legal Matters

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, the Company and CenterPoint Houston, as successors to Reliant Energy, Genco LP, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. The Company intends to contest the appeal. The ultimate outcome of this matter cannot be predicted at this time.

      Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit in state district court in Harris County, Texas for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial involving the Three Cities' claims (but not the class of cities), the trial court entered a judgment on the Three Cities' breach of contract claims for $1.7 million, including interest, plus an award of $13.7 million in legal fees. It also decertified the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the 45 cities remain pending in the same court.

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

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the

State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by Entex to a purported class of certain consumers of natural gas and gas service without advance approval by the LPSC. In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CERC, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Wharton County and Miller County cases seek class certification, but neither proposed class has been certified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company and CERC do not anticipate that the outcome of these matters will have a material impact on the financial condition or results of operations of either the Company or CERC.

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

      Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The Company believes the ultimate cost associated with resolving this matter will not have a material impact on the financial condition or results of operations of either the Company or CERC.

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

      At September 30, 2004, CERC had accrued $19 million for remediation of certain Minnesota sites. At September 30, 2004, the estimated range of possible remediation costs for these sites was $7 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. CERC has collected or accrued $12 million as of September 30, 2004 to be used for future environmental remediation.

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

      Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. Although most existing claims relate to facilities owned by Texas Genco, the Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

(d) Texas Genco Matters.

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

      Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of September 30, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per reactor per year per incident.

      There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on Texas Genco's financial condition, results of operations and cash flows.

      Nuclear Decommissioning. CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2003 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2004. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the NRC relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $200 million as of September 30, 2004, of which approximately 37% were fixed-rate debt securities and the remaining 63% were equity securities. In May 2004, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of CenterPoint Houston or its successor.

      Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. Texas Genco is currently installing cost-effective controls at its generating plants to comply with these requirements. Through September 30, 2004, Texas Genco has invested $689 million for NOx emission control, and plans to make additional expenditures of up to approximately $106 million during the remainder of 2004 through 2007. Further revisions to these NOx requirements may result from the EPA's ongoing review of these TCEQ rules and from the TCEQ's future rules, expected in 2007, implementing the more stringent federal eight-hour ozone standard.

(12)  EARNINGS PER SHARE

      The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                            FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ----------------------------    ----------------------------
                                                               2003            2004            2003            2004
                                                           ------------    ------------    ------------    ------------
                                                                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before extraordinary
    loss.................................................  $        147    $         17    $        362    $         43
  Income (loss) from discontinued operations.............            35            (259)             51            (154)
  Extraordinary loss, net of tax.........................            --            (894)             --            (894)
                                                           ------------    ------------    ------------    ------------
  Net income (loss)......................................  $        182    $     (1,136)   $        413    $     (1,005)
                                                           ============    ============    ============    ============

Weighted average shares outstanding......................   305,007,000     307,592,000     303,261,000     306,954,000
                                                           ============    ============    ============    ============

Basic EPS:
  Income from continuing operations before extraordinary
    loss.................................................  $       0.48    $       0.05    $       1.19    $       0.14
  Income (loss) from discontinued operations.............          0.12           (0.84)           0.17           (0.50)
  Extraordinary loss, net of tax.........................            --           (2.90)             --           (2.91)
                                                           ------------    ------------    ------------    ------------
  Net income (loss)......................................  $       0.60    $      (3.69)   $       1.36    $      (3.27)
                                                           ============    ============    ============    ============

Diluted EPS Calculation:
  Net income (loss)......................................  $        182    $     (1,136)   $        413    $     (1,005)
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred
    securities...........................................            --              --              --              --
                                                           ------------    ------------    ------------    ------------
  Total earnings effect assuming dilution................  $        182    $     (1,136)   $        413    $     (1,005)
                                                           ============    ============    ============    ============

Weighted average shares outstanding......................   305,007,000     307,592,000     303,261,000     306,954,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options........................................       911,000       1,280,000         727,000       1,235,000
    Restricted stock.....................................     1,409,000       1,276,000       1,409,000       1,276,000
    6 1/4% convertible trust preferred securities........        18,000          17,000          18,000          17,000
                                                           ------------    ------------    ------------    ------------
  Weighted average shares assuming dilution..............   307,345,000     310,165,000     305,415,000     309,482,000
                                                            ===========     ===========     ===========     ===========

Diluted EPS:
  Income from continuing operations before extraordinary
    loss.................................................  $       0.48    $       0.05    $       1.18    $       0.14
  Income (loss) from discontinued operations.............          0.11           (0.83)           0.17           (0.50)
  Extraordinary loss, net of tax.........................            --           (2.88)             --           (2.89)
                                                           ------------    ------------    ------------    ------------
  Net income (loss)......................................  $       0.59    $      (3.66)   $       1.35    $      (3.25)
                                                           ============    ============    ============    ============

-----------------
(1) For the three months ended September 30, 2003 and 2004, the computation of diluted EPS excludes 10,120,798 and 10,005,605 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $8.61 to $32.26 per share and $11.29 to $32.26 per share for the third quarter 2003 and 2004, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      For the nine months ended September 30, 2003 and 2004, the computation of diluted EPS excludes 10,154,908 and 12,015,605 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $7.86 to $32.26 per share and $10.92 to $32.26 per share for the first nine months of 2003 and 2004, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      The Company's contingently convertible debt is not currently considered for purposes of diluted earnings per share because the required conversion criteria had not been met as of the end of the reporting period (see Note 5 with respect to a change in this treatment pursuant to EITF 04-8).

(13)  REPORTABLE BUSINESS SEGMENTS

      The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Texas Genco's operations, which were previously reported in the Electric Generation business segment, are presented as discontinued operations within these Interim Financial Statements. The Company's Latin America operations and its energy management services business, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these Interim Financial Statements.

      The Company has identified the following reportable business segments:
Electric Transmission & Distribution, Natural Gas Distribution, Pipelines and Gathering and Other Operations.

      Financial data for the Company's reportable business segments are as follows:

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                 ---------------------------------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                                 --------------    ------------   ------------
                                                                 (IN MILLIONS)
Electric Transmission & Distribution..........    $      654 (1)    $       --      $      383
Natural Gas Distribution......................           894 (2)             3              (5)
Pipelines and Gathering.......................            56 (3)            33              39
Other Operations..............................             4                 4               1
Eliminations..................................            --               (40)             --
                                                  ----------        ----------      ----------
Consolidated..................................    $    1,608        $       --      $      418
                                                  ==========        ==========      ==========

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                 ---------------------------------------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)
                                                 --------------    ------------   ------------
                                                                 (IN MILLIONS)
Electric Transmission & Distribution..........    $      446 (1)    $       --      $      178
Natural Gas Distribution......................         1,146 (2)             3              (2)
Pipelines and Gathering.......................            73 (3)            35              35
Other Operations..............................             2                --              (4)
Eliminations..................................            --               (38)             --
                                                  ----------        ----------      ----------
Consolidated..................................    $    1,667        $       --      $      207
                                                  ==========        ==========      ==========

                                                                                                       AS OF
                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003   DECEMBER 31, 2003
                                                 ---------------------------------------------   -----------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)    TOTAL ASSETS
                                                 --------------    ------------   ------------   -----------------
                                                                          (IN MILLIONS)
Electric Transmission & Distribution.........     $    1,583 (1)    $       --      $      823     $      10,326
Natural Gas Distribution.....................          3,885 (2)            28             146             4,661
Pipelines and Gathering......................            191 (3)           129             124             2,519
Other Operations.............................             13                13             (16)            1,746
Discontinued Operations......................             --                --              --             4,244
Eliminations.................................             --              (170)             --            (2,035)
                                                  ----------        ----------      ----------     -------------
Consolidated.................................     $    5,672        $       --      $    1,077     $      21,461
                                                  ==========        ==========      ==========     =============

                                                                                                       AS OF
                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004   SEPTEMBER 30, 2004
                                                 ---------------------------------------------   -----------------
                                                                       NET
                                                 REVENUES FROM     INTERSEGMENT     OPERATING
                                                 NON-AFFILIATES      REVENUES     INCOME (LOSS)    TOTAL ASSETS
                                                 --------------    ------------   ------------   -----------------
                                                                           (IN MILLIONS)
Electric Transmission & Distribution ........     $    1,149 (1)    $       --      $      390     $       8,682
Natural Gas Distribution.....................          4,522 (2)             3             137             4,346
Pipelines and Gathering......................            217 (3)           107             123             2,552
Other Operations.............................              5                 3             (17)            1,659
Discontinued Operations......................             --                --              --             4,181
Eliminations.................................             --              (113)             --            (1,834)
                                                  ----------        ----------      ----------     -------------
Consolidated.................................     $    5,893        $       --      $      633     $      19,586
                                                  ==========        ==========      ==========     =============

-------------
(1) Included in CenterPoint Houston's transmission and distribution revenues from non-affiliates are sales to subsidiaries of RRI of approximately $290 million and $265 million, respectively, for the three months ended September 30, 2003 and 2004, and approximately $727 million and $666 million, respectively, for the nine months ended September 30, 2003 and 2004.

(2) Included in Natural Gas Distribution revenues from non-affiliates are sales to Texas Genco of $14 million and $2 million, respectively, for the three months ended September 30, 2003 and 2004, and $23 million and 18 million, respectively, for the nine months ended September 30, 2003 and 2004. Texas Genco has been presented as discontinued operations in these Interim Financial Statements.

(3) Included in Pipelines and Gathering revenues from non-affiliates are sales to Texas Genco of $1 million for both the three months ended September 30, 2003 and 2004, and $2 million for both the nine months ended September 30, 2003 and 2004. Texas Genco has been presented as discontinued operations in these Interim Financial Statements.

(14)  SUBSEQUENT EVENT

      On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act makes several sweeping changes to U.S. taxpayers engaged in cross-border or manufacturing businesses, and some of the provisions of the Act have retroactive effective dates. The Company is currently analyzing the impact of this legislation, but believes that the Act has no material effect on its financial position as of September 30, 2004. The Company presently estimates that the majority of the reduction in federal tax related to relief for manufacturers of domestic goods will inure to Texas Genco, which is reported as discontinued operations as of September 30, 2004. Accordingly, this effect would be reflected on Texas Genco's future financial statements when it is not expected to be a part of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in Item 1 of this Form 10-Q.

                                EXECUTIVE SUMMARY

UPDATE OF SIGNIFICANT EVENTS IN 2004

      Resolution of our true-up proceeding (2004 True-Up Proceeding) and the sale of our remaining interest in Texas Genco Holdings, Inc. (Texas Genco) are the two most significant events facing us in 2004. We expect to use the proceeds received from these two events to repay a portion of our indebtedness and for other general corporate purposes, including additional pension contributions. We recorded an after-tax loss of approximately $253 million in the third quarter of 2004 related to the sale of our interest in Texas Genco. See "Recent Event" below. We also recorded an after-tax extraordinary loss of $894 million in the third quarter of 2004 related to the 2004 True-Up Proceeding as discussed below. These losses reduced our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our Securities and Exchange Commission (SEC) financing order. However, in May 2004, we received an order from the SEC under the Public Utility Holding Company Act of 1935 (1935 Act) authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we had such losses. If our earnings for the fourth quarter of 2004 or subsequent quarters are insufficient to pay dividends from current earnings due to additional charges against our earnings related to the sale of our interest in Texas Genco, the 2004 True-Up Proceeding or other factors, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. These losses will adversely affect our ability to achieve a ratio of common equity to total capitalization of 30% by the end of 2006, as had been projected in filings under the 1935 Act. Accordingly, we may need to issue equity and/or take other action to achieve a future equity capitalization of 30%.

      Our requested true-up balance is $3.7 billion, excluding interest and net of the retail clawback from Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI). CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) has provided testimony and documentation to support the $3.7 billion it seeks to recover in the 2004 True-Up Proceeding. CenterPoint Houston had recorded $3.3 billion of recoverable electric generation-related regulatory assets. The Public Utility Commission of Texas (Texas Utility Commission) conducted hearings on our true-up application and has held six public meetings between August and October 2004. Based on the Texas Utility Commission's deliberations at these public meetings, we estimate that we will recover approximately $2.0 billion of our recorded electric generation-related regulatory assets. Based on our analysis of the Texas Utility Commission's deliberations, we recorded an after-tax charge to earnings in the third quarter of 2004 of approximately $894 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. The ultimate amount of such charge will depend upon the final action of the Texas Utility Commission. The Texas Utility Commission acts only through written orders and has not yet issued a written order on the true-up application. Once a final order is issued by the Texas Utility Commission, the extraordinary loss may be adjusted.

      CenterPoint Houston expects to seek rehearing of certain Texas Utility Commission's rulings once they have been reduced to a final written order, and, to the extent sufficient relief is not obtained through rehearing, to contest certain of the Texas Utility Commission's rulings through appeals to Texas state courts. We and CenterPoint Houston believe that significant aspects of the preliminary deliberations made to date by the Texas Utility Commission are contrary to both the statute by which the legislature restructured the electric industry in Texas and the regulations and orders the Texas Utility Commission has issued in implementing that statute. Although we and CenterPoint Houston believe we have meritorious arguments, no prediction can be made as to the ultimate outcome or timing of rehearings or appeals.

      After the issuance of the order in the 2004 True-Up Proceeding, we will seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance through the issuance of transition bonds and expect to be in a position to issue those bonds in the first half of 2005. Appeals of the true-up or securitization orders could delay the issuance of such bonds. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. CenterPoint Houston will distribute recovery of the true-up components not used to repay its indebtedness to us or its external debt through either the payment of dividends or the settlement of intercompany payables. The SEC must take action to permit the issuance of any transition bonds and approve any dividends by CenterPoint Houston in excess of its current and retained earnings. To maintain CenterPoint Houston's capital structure at the appropriate levels, we may reinvest funds in CenterPoint Houston in the form of equity contributions or intercompany loans.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, CenterPoint Houston appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as CenterPoint Houston contends is required by law. On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission held a hearing on this issue on September 8, 2004. While the Texas Utility Commission has discussed this issue, it has not reached a conclusion as to the calculation. Therefore, we have not accrued interest income on stranded costs in our consolidated financial statements.

RECENT EVENT

DEFINITIVE AGREEMENT FOR THE SALE OF TEXAS GENCO

      On July 21, 2004, we and Texas Genco entered into a definitive transaction agreement pursuant to which Texas Genco has agreed to be acquired in a multi-step transaction by GC Power Acquisition LLC (GC Power Acquisition), a newly formed entity owned in equal parts by investment funds affiliated with The Blackstone Group, Hellman & Friedman LLC, Kohlberg, Kravis Roberts & Co. L.P. and Texas Pacific Group, for approximately $3.65 billion in cash.

      The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, Texas Genco will purchase the approximately 19% of its shares owned by the public (other than shares held by shareholders who validly perfect their dissenters' rights under Texas law) in a cash-out merger at a price of $47.00 per share, without interest and less any applicable withholding taxes (Public Company Merger). In connection with the anticipated Public Company Merger, Texas Genco has filed with the SEC a Rule 13e-3 transaction statement and a preliminary information statement on
Schedule 14C containing information with respect to the transactions contemplated by the definitive transaction agreement, including the Public Company Merger, and related matters. Following the Public Company Merger, a subsidiary of Texas Genco that will own Texas Genco's coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of a definitive information statement to Texas Genco's shareholders at least 20 days prior to the closing of the Public Company Merger, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of 1976), which occurred on September 17, 2004, and the Federal Energy Regulatory Commission's certification of the entity that will own Texas Genco's coal, lignite and gas-fired generation plants as an "exempt wholesale generator," which occurred on September 24, 2004. The definitive information statement will be mailed to Texas Genco's shareholders of record as of October 21, 2004. Texas Genco's shareholders as of the effective date of the Public Company Merger will have the right to either receive the cash consideration for their shares described above or exercise dissenters' rights in connection with the Public Company Merger by properly complying with the requirements of the Texas Business Corporation Act. Within 10 days after the effectiveness of the Public Company Merger, Texas Genco must mail to all of its shareholders written notice of the effectiveness of the Public Company Merger and of their right to dissent from that transaction within 20 days after the date of Texas Genco's mailing of the notice.

      In the second step of the transaction, expected to take place in the first half of 2005 following receipt of approval by the Nuclear Regulatory Commission, for which the application was filed on October 18, 2004, Texas

Genco, the principal remaining asset of which, at that time, will be its interest in the South Texas Project Electric Generating Station (South Texas Project), will merge with another subsidiary of GC Power Acquisition.

      Cash proceeds to us are expected to be approximately $2.2 billion from the first step of the transaction and $700 million from the second step of the transaction, for total cash proceeds of approximately $2.9 billion for our 81% interest. We intend to use the net after-tax proceeds of approximately $2.5 billion primarily to pay down outstanding debt, including senior debt under our bank credit facility that is secured in part by our 81% ownership interest in Texas Genco, and for other general corporate purposes, including additional pension contributions.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs Credit Partners, L.P., providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to Texas Genco to fund the Public Company Merger in the first step of the transaction, each subject to customary closing conditions. This overnight loan is expected to be repaid with the proceeds of the merger of a subsidiary of Texas Genco that will own Texas Genco's coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by our board of directors and by the board of directors of Texas Genco acting upon the unanimous recommendation of a special committee composed of independent members of Texas Genco's board. We have signed a written consent that satisfies all state law voting requirements applicable to the transaction.

      In connection with the transaction, Texas Genco, LP, a subsidiary of Texas Genco (Genco LP), entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Genco LP's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      As a result of this transaction, the results of Texas Genco have been presented in discontinued operations in this report for all periods in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We recorded an after-tax loss of approximately $253 million in the third quarter of 2004 related to the sale of our interest in Texas Genco and an additional after-tax loss of $93 million offsetting our 81% interest in Texas Genco's third quarter 2004 earnings. Until the sale of Texas Genco is complete, our interest in any Texas Genco earnings will be offset by an increased loss on the pending sale. As a result of the reduction in retained earnings caused by after-tax losses associated with the sale of Texas Genco and our true-up proceeding, we and Utility Holding, LLC may need to obtain an order from the SEC under the 1935 Act to facilitate the payment of dividends to transfer the proceeds from the sale of Texas Genco to us.

      On July 23, 2004, two plaintiffs filed substantially identical lawsuits in Harris County, Texas state district court. The suits, purportedly brought on behalf of holders of Texas Genco common stock, name Texas Genco Holdings, Inc. and each of that company's directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the transaction agreement. As part of their allegations of self-dealing, both plaintiffs claim that Texas Genco's board of directors is controlled by us, that the defendants improperly concealed Texas Genco's results of operations for the second quarter of 2004 until after the transaction agreement was announced, and that in order to aid us, Texas Genco's board only searched for acquirers who would offer all-cash consideration. Among other relief, the plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction to the extent already implemented. In August 2004, the cases were consolidated in state district court in Harris County, Texas. Texas Genco intends to vigorously defend against the consolidated suits.

3RD QUARTER 2004 HIGHLIGHTS

      Excluding the extraordinary loss related to the 2004 True-Up Proceeding and the loss related to the sale of Texas Genco as discussed above, our operating performance and cash flow for the third quarter of 2004 compared to the third quarter of 2003 were affected by:

- the termination of revenues related to Excess Cost Over Market (ECOM) as of January 1, 2004 compared to ECOM revenues of $222 million recorded in the third quarter of 2003;

- an increase of $28 million in capital expenditures related to our Electric Transmission & Distribution business segment;

- rate increases of $8 million in the third quarter of 2004 in our Natural Gas Distribution business segment;

- continued customer growth, with the addition of over 96,000 metered electric and gas customers; and

- an increase in operating income of $11 million from the sale of land by our Electric Transmission & Distribution business segment.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ---------------------------    ---------------------------
                                                          2003            2004           2003            2004
                                                       -----------     -----------    -----------     -----------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...........................................    $     1,608     $     1,667    $     5,672     $     5,893
Expenses...........................................          1,190           1,460          4,595           5,260
                                                       -----------     -----------    -----------     -----------
Operating Income...................................            418             207          1,077             633
Interest and Other Finance Charges.................           (184)           (192)          (531)           (583)
Other, net.........................................             (1)              4             17              18
                                                       -----------     -----------    -----------     -----------
Income From Continuing Operations Before Income
  Taxes and Extraordinary Loss.....................            233              19            563              68
Income Tax Expense.................................            (86)             (2)          (201)            (25)
                                                       -----------     -----------    -----------     -----------
Income From Continuing Operations Before
  Extraordinary Loss...............................            147              17            362              43
Discontinued Operations, net of tax................             35            (259)            51            (154)
Extraordinary Loss,  net of tax....................             --            (894)            --            (894)
                                                       -----------     -----------    -----------     -----------
Net Income (Loss)..................................    $       182     $    (1,136)   $       413     $    (1,005)
                                                       ===========     ===========    ===========     ===========

BASIC EARNINGS PER SHARE:
  Income From Continuing Operations................    $      0.48     $      0.05    $      1.19     $      0.14
  Discontinued Operations, net of tax..............           0.12           (0.84)          0.17           (0.50)
  Extraordinary Loss, net of tax...................             --           (2.90)            --           (2.91)
                                                       -----------     -----------    -----------     -----------
  Net Income (Loss)................................    $      0.60     $     (3.69)   $      1.36     $     (3.27)
                                                       ===========     ===========    ===========     ===========

DILUTED EARNINGS PER SHARE:
  Income From Continuing Operations................    $      0.48     $      0.05    $      1.18     $      0.14
  Discontinued Operations, net of tax..............           0.11           (0.83)          0.17           (0.50)
  Extraordinary Loss, net of tax...................             --           (2.88)            --           (2.89)
                                                       -----------     -----------    -----------     -----------
  Net Income (Loss)................................    $      0.59     $     (3.66)   $      1.35     $     (3.25)
                                                       ===========     ===========    ===========     ===========

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Income from Continuing Operations. We reported income from continuing operations of $17 million ($0.05 per diluted share) for the three months ended September 30, 2004 as compared to $147 million ($0.48 per diluted share) for the same period in 2003. The decrease in income from continuing operations of $130 million was primarily due to the termination of revenues in our Electric Transmission & Distribution business segment related to ECOM as of January 1, 2004, which had contributed $144 million of income in the third quarter of 2003. This reduction in ECOM revenues was partially offset by a gain of $11 million on the sale of land by our Electric Transmission & Distribution business segment.

      Net loss for the three months ended September 30, 2004 included an after-tax extraordinary loss of $894 million ($2.88 per diluted share) from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's deliberations on the 2004 True-Up Proceeding. Additionally, net loss for the three months ended September 30, 2004 included a net after-tax loss from discontinued operations of Texas Genco of $259 million ($0.83 per diluted share).

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Income from Continuing Operations. We reported income from continuing operations of $43 million ($0.14 per diluted share) for the nine months ended September 30, 2004 as compared to $362 million ($1.19 per diluted share) for the same period in 2003. The decrease in income from continuing operations of $319 million was primarily due to the termination of revenues in our Electric Transmission & Distribution business segment related to ECOM as of January 1, 2004, which had contributed $296 million of income in the first nine months of 2003, a reduction of $20 million in operating income from our Electric Transmission & Distribution and Natural Gas Distribution business segments due to milder weather in the first nine months of 2004, an $8 million charge for severance cost associated with staff reductions in our Natural Gas Distribution business segment in 2004, higher net transmission costs of $6 million related to our Electric Transmission & Distribution business segment and increased interest expense of $52 million related to continuing operations as discussed below. These items were partially offset by a reversal of $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003 by our Electric Transmission & Distribution business segment related to the final fuel reconciliation, a $23 million increase in operating income related to customer growth in our Electric Transmission & Distribution business segment and a gain of $11 million on the sale of land by our Electric Transmission & Distribution business segment.

      Net loss for the nine months ended September 30, 2004 included an after-tax extraordinary loss of $894 million ($2.89 per diluted share) from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's deliberations on the 2004 True-Up Proceeding. Additionally, net loss for the nine months ended September 30, 2004 included a net after-tax loss from discontinued operations of Texas Genco of $154 million ($0.50 per diluted share).

      Net income for the nine months ended September 30, 2003 includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" ($80 million after-tax gain, or $0.26 earnings per basic and diluted share), which is included in discontinued operations related to Texas Genco.

INTEREST EXPENSE

      In 2003, our $3.85 billion credit facility consisted of a revolver and a term loan. This facility was amended in October 2003 to a $2.35 billion credit facility, consisting of a revolver and a term loan. According to the terms of the $3.85 billion credit facility, any net cash proceeds received from the sale of Texas Genco were required to be applied to repay borrowings under the credit facility. According to the terms of the $2.35 billion credit facility, until such time as the facility has been reduced to $750 million, 100% of any net cash proceeds received from the sale of Texas Genco are required to be applied to repay borrowings under the credit facility and reduce the amount available under the credit facility. In accordance with Emerging Issues Task Force Issue No. 87-24 "Allocation of Interest to Discontinued Operations", we have reclassified interest to discontinued operations of Texas Genco based on net proceeds to be received from the sale of Texas Genco of $2.5 billion, and have applied the proceeds to the amount of debt assumed to be paid down in each respective period according to the terms of the respective credit facilities in effect for those periods. In periods where only the term loan was assumed to be repaid, the actual interest paid was reclassified. In periods where a portion of the revolver was assumed to be repaid, the percentage of that portion of the revolver to the total outstanding balance was calculated, and that percentage was applied to the actual interest paid in those periods to compute the amount of interest reclassified.

      Total interest expense incurred was $238 million and $206 million for the three months ended September 30, 2003 and 2004, respectively, and $712 million and $621 million for the nine months ended September 30, 2003 and 2004, respectively. After reflecting the reclassification of interest expense to discontinued operations and interest incurred by discontinued operations of $54 million and $14 million for the three months ended September 30, 2003 and 2004, respectively, and $181 million and $38 million for the nine months ended September 30, 2003 and 2004, respectively, interest expense related to continuing operations was $184 million and $192 million for the three months ended September 30, 2003 and 2004, respectively, and $531 million and $583 million for the nine months ended September 30, 2003 and 2004, respectively.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      The following table presents operating income for each of our business segments for the three months and nine months ended September 30, 2003 and 2004. Some amounts from the previous year have been reclassified to conform to the 2004 presentation of the financial statements. These reclassifications do not affect consolidated net income (loss).

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ---------------------------     ---------------------------
                                                           2003           2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Electric Transmission & Distribution...............    $       383     $       178     $       823     $       390
Natural Gas Distribution...........................             (5)             (2)            146             137
Pipelines and Gathering............................             39              35             124             123
Other Operations...................................              1              (4)            (16)            (17)
                                                       -----------     -----------     -----------     -----------
      Total Consolidated Operating Income..........    $       418     $       207     $     1,077     $       633
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

      The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months and nine months ended September 30, 2003 and 2004:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ---------------------------     ---------------------------
                                                           2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues:
  Electric transmission and distribution revenues..    $       414     $       425     $     1,080     $     1,095
  ECOM revenues....................................            222              --             455              --
  Transition bond revenues.........................             18              21              48              54
                                                       -----------     -----------     -----------     -----------
    Total revenues.................................            654             446           1,583           1,149
                                                       -----------     -----------     -----------     -----------
Expenses:
  Operation and maintenance........................            139             134             398             390
  Depreciation and amortization....................             62              63             184             186
  Taxes other than income taxes....................             62              59             159             158
  Transition bond expenses.........................              8              12              19              25
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................            271             268             760             759
                                                       -----------     -----------     -----------     -----------
Operating Income...................................    $       383     $       178     $       823     $       390
                                                       ===========     ===========     ===========     ===========

Actual gigawatt-hours (GWh) delivered:
  Residential......................................          8,134           8,512          19,183          18,714
  Total  (1).......................................         20,896          22,568          54,770          56,634

-----------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Our Electric Transmission & Distribution business segment reported operating income of $178 million for the three months ended September 30, 2004, consisting of $169 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended September 30, 2003, operating income totaled $383 million, consisting of $151 million for the regulated electric transmission and distribution utility, $10 million for the transition bond company and $222 million of non-cash income associated with ECOM. The amount of non-cash income associated with ECOM was included in our true-up application. Beginning in 2004, there is no ECOM contribution to earnings. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. The regulated transmission and distribution utility continued to benefit from solid customer growth, which contributed $9 million in operating income from the addition of nearly 51,000 metered customers since September 2003. Additionally, we recorded an $11 million gain on the sale of land in the third quarter. These amounts were offset by higher net transmission costs ($2 million) and environmental remediation costs ($4 million).

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Our Electric Transmission & Distribution business segment reported operating income of $390 million for the nine months ended September 30, 2004, consisting of $361 million for the regulated electric transmission and distribution utility and $29 million for the transition bond company. For the nine months ended September 30, 2003, operating income totaled $823 million, consisting of $339 million for the regulated electric transmission and distribution utility, $29 million for the transition bond company and $455 million of non-cash income associated with ECOM. Milder weather and decreased usage negatively impacted the first nine months of 2004 by $25 million in addition to higher net transmission costs of $6 million. These amounts were more than offset by increased operating income from continued customer growth of $23 million and a gain of $11 million on the sale of land in the third quarter. Additionally, operating income included $15 million due to a reversal of a portion of an $87 million reserve, excluding interest, related to the final fuel reconciliation recorded in the fourth quarter of 2003.

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

     The following table provides summary data of our Natural Gas Distribution business segment for the three months and nine months ended September 30, 2003 and 2004:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                            (IN MILLIONS)
Revenues...........................................    $       897     $     1,149     $     3,913     $     4,525
                                                       -----------     -----------     -----------     -----------
Expenses:
  Natural gas......................................            713             959           3,168           3,776
  Operation and maintenance........................            133             133             417             416
  Depreciation and amortization....................             34              36             101             106
  Taxes other than income taxes....................             22              23              81              90
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................            902           1,151           3,767           4,388
                                                       -----------     -----------     -----------     -----------
Operating Income (Loss)............................    $        (5)    $        (2)    $       146     $       137
                                                       ===========     ===========     ===========     ===========

Throughput (in billion cubic feet (Bcf)):
  Residential......................................             15              15             129             121
  Commercial and industrial........................             39              39             167             171
  Non-rate regulated commercial and industrial.....            120             113             365             419
  Elimination......................................            (24)            (32)            (64)           (105)
                                                       -----------     -----------     -----------     -----------
    Total Throughput...............................            150             135             597             606
                                                       ===========     ===========     ===========     ===========

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Our Natural Gas Distribution business segment reported an operating loss of $2 million for the three months ended September 30, 2004 as compared to an operating loss of $5 million for the same period in 2003. Higher revenues from rate increases of $8 million and higher margins in our competitive commercial and industrial sales business of $2 million were partially offset by a $6 million decrease in margins related to changes in estimates of unbilled revenues and deferred gas costs which benefited 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Our Natural Gas Distribution business segment reported operating income of $137 million for the nine months ended September 30, 2004 as compared to $146 million for the same period in 2003. Increases in operating income of $3 million from continued customer growth and $11 million from rate increases were more than offset by the $13 million impact of milder weather and reduced operating income of $6 million from our competitive commercial and industrial sales business due to less volatile market conditions than in 2003. Operations and maintenance expense decreased $1 million for the nine months ended September 30, 2004 as compared to the same period in 2003. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, which will reduce costs in future periods, operation and maintenance expenses decreased by $9 million.

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

      The following table provides summary data of our Pipelines and Gathering business segment for the three months and nine months ended September 30, 2003 and 2004:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $        89     $       108     $       320     $       324
                                                       -----------     -----------     -----------     -----------
Expenses:
  Natural gas......................................              5               6              62              33
  Operation and maintenance........................             31              52              90             122
  Depreciation and amortization....................             10              11              31              33
  Taxes other than income taxes....................              4               4              13              13
                                                       -----------     -----------     -----------     -----------
    Total expenses.................................             50              73             196             201
                                                       -----------     -----------     -----------     -----------
Operating Income...................................    $        39     $        35     $       124     $       123
                                                       ===========     ===========     ===========     ===========

Throughput (in Bcf):
  Natural Gas Sales................................              1               1               9               8
  Transportation...................................            159             181             630             658
  Gathering........................................             73              79             219             233
  Elimination (1)..................................             --              --              (4)             (5)
                                                       -----------     -----------     -----------     -----------
     Total Throughput..............................            233             261             854             894
                                                       ===========     ===========     ===========     ===========

-------------

(1)   Elimination of volumes both transported and sold.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Our Pipelines and Gathering business segment reported operating income of $35 million for the three months ended September 30, 2004 as compared to $39 million for the same period in 2003. Operating margins (revenues less natural gas costs) increased $18 million primarily due to increased utilization of certain pipeline transportation services, increased throughput and enhanced services related to our gas gathering operations and higher third-party project-related revenues. The increase in operating margin was offset by higher operation and maintenance expenses of $21 million primarily due to compliance with pipeline integrity regulations, third-party project-related costs, and litigation settlement costs.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Our Pipelines and Gathering business segment reported operating income of $123 million for the nine months ended September 30, 2004 compared to $124 million for the same period in 2003. Operating margins (revenues less natural gas costs) increased $33 million primarily due to increased utilization of certain pipeline transportation services, increased throughput and enhanced services related to our gas gathering operations and higher third-party project-related revenues. The increase in operating margin was offset by higher operation and maintenance expenses of $32 million primarily due to compliance with pipeline integrity regulations, third-party project-related costs and litigation settlement costs.

OTHER OPERATIONS

     The following table shows operating loss of our Other Operations business segment for the three months and nine months ended September 30, 2003 and 2004:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ---------------------------     ---------------------------
                                                          2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $         8     $         2     $        26     $         8
Expenses...........................................              7               6              42              25
                                                       -----------     -----------     -----------     -----------
Operating Income (Loss)............................    $         1     $        (4)    $       (16)    $       (17)
                                                       ===========     ===========     ===========     ===========

DISCONTINUED OPERATIONS

      On July 21, 2004, we and Texas Genco entered into a definitive transaction agreement pursuant to which Texas Genco has agreed to be acquired in a multistep transaction by GC Power Acquisition LLC, a newly formed entity owned in equal parts by investment funds affiliated with The Blackstone Group, Hellman & Friedman LLC, Kohlberg, Kravis Roberts & Co. L.P. and Texas Pacific Group, for approximately $3.65 billion in cash. We recorded an after-tax loss of approximately $253 million in the third quarter of 2004 related to the sale of Texas Genco and an additional after-tax loss of $93 million offsetting our 81% interest in Texas Genco's third quarter 2004 earnings. Until the sale of Texas Genco is complete, our interest in any Texas Genco earnings will be offset by an increased loss on the pending sale. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for all periods presented.

      In November 2003, we sold a component of our Other Operations business segment, CenterPoint Energy Management Services, Inc. (CEMS), that provided district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the CEMS long-lived assets based on the impending sale and to record one-time employee termination benefits. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for the three months and nine months ended September 30, 2003.

      In February 2003, we sold our interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. We recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, we sold our final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. We recorded an after-tax loss of $3 million in the second quarter of 2003 related to our Latin America operations. We have completed our strategy of exiting all of our international investments. The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144 for the nine months ended September 30, 2003.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read the factors listed under "Cautionary Statement Regarding Forward-Looking Information" on Page ii of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations --

Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Energy Form 10-K and "Risk Factors" in Item 1 of Part I of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference. The actual terms of the order issued by the Texas Utility Commission in the 2004 True-Up Proceeding will affect our results for the fourth quarter of 2004 to the extent materially different from that assumed when we recorded the charge to earnings in the third quarter for the assumed terms of the order. In addition to these factors, the discontinuance of non-cash operating income associated with ECOM will negatively impact our earnings in 2004 as compared to 2003. Additionally, any future earnings of Texas Genco will be offset by an increase in the loss on disposal associated with these discontinued operations.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2003 and 2004:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ---------------------------------
                                                                                     2003                2004
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................     $          269     $          339
   Investing activities.....................................................               (351)              (353)
   Financing activities.....................................................               (230)              (114)

CASH PROVIDED BY OPERATING ACTIVITIES

      Cash provided by operating activities increased $70 million for the nine months ended September 30, 2004 as compared to the same period in 2003 substantially due to decreased accounts receivable attributable to a higher level of accounts receivable being sold under CERC Corp.'s receivables facility ($83 million). Additionally, other changes in working capital items, primarily decreased net accounts receivable and accounts payable due to the impact of colder weather and higher natural gas prices in December 2003 as compared to December 2002 contributed to the overall increase in cash provided by operating activities.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities increased $2 million for the nine months ended September 30, 2004 as compared to the same period in 2003 due primarily to increased capital expenditures in our Electric Transmission & Distribution business segment, substantially offset by decreased capital expenditures in our Natural Gas Distribution business segment.

CASH USED IN FINANCING ACTIVITIES

      During the first nine months of 2004, debt payments exceeded net loan proceeds by $31 million. During the first nine months of 2003, debt payments exceeded net loan proceeds by $150 million.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements will be affected by:

      -     the sale of our 81% ownership interest in Texas Genco;

      - the amount and timing of the receipt of true-up proceeds, including receipt of the retail clawback from RRI and the effects of any appeal from the true-up proceeding and whether or not transition bonds are issued;

      - repayments of borrowings under our credit facilities and the corresponding reduction in the size of our credit facilities upon receipt of the proceeds from the sale of our interest in Texas Genco and receipt of the retail clawback from RRI;

      -     capital expenditures;

      -     debt service requirements;

      -     pension plan contributions;

      -     various regulatory actions; and

      -     working capital requirements.

      The 1935 Act regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below.

    Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. On January 21, 2004, CERC Corp. replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of September 30, 2004, CERC Corp. had $151 million outstanding under its receivables facility.

      Long-term and Short-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

      As of September 30, 2004, we had the following revolving credit facilities (in millions):

                                              SIZE OF FACILITY AT       AMOUNT UTILIZED AT
  DATE EXECUTED             COMPANY           SEPTEMBER 30, 2004      SEPTEMBER 30, 2004      TERMINATION DATE
----------------      ------------------      -------------------     --------------------    ----------------
  March 23, 2004          CERC Corp.               $     250                 $   --             March 23, 2007
 October 7, 2003      CenterPoint Energy               1,425                    928            October 7, 2006
September 3, 2004         Texas Genco                    250                    182 (1)              (2)

--------------
(1)   Utilized in the form of letters of credit.

(2) Earlier of March 2, 2005 or the date of the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to GC Power Acquisition.

      On September 30, 2004, we had temporary investments of $337 million, all of which were held by Texas Genco.

      In September 2004, Genco LP amended its $75 million senior secured revolving credit facility to increase the facility to $250 million. The revolving credit facility terminates on the earlier of March 2, 2005 or the date of the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to GC Power Acquisition. Proceeds from the revolving credit facility will be used to meet ongoing working capital requirements and for other general corporate purposes. Borrowings under the facility may be made at the London interbank offered rate (LIBOR) plus 100 basis points. The facility is secured by a series of Genco LP's first mortgage bonds in an aggregate principal amount of $250 million. All of Texas Genco's real and tangible properties, subject to certain exclusions, are currently subject to the lien of the first mortgage. As of September 30, 2004, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2004, letters of credit aggregating $182 million were issued under the facility in favor of AEP Texas Central Company (AEP), and are expected to be drawn upon in the first quarter of 2005 to pay the purchase price of an additional interest in the South Texas Project. The expiration date of the letters of credit is August 29, 2005. Texas Genco's existing cash balances and cash expected to be generated through operations are expected to be used to reimburse the draws under the letters of credit. Under the terms of the credit facility, it is expected that the letters of credit will be cash collateralized at 105% of their face amount upon the sale of Texas Genco's coal, lignite and gas-fired generation assets to GC Power Acquisition. Texas Genco expects to fund the cash collateral with a portion of the net proceeds of the sale.

      At September 30, 2004, CenterPoint Energy had filed with the SEC a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $1 billion, but such registration statement had not been declared effective. At September 30, 2004, CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the fourth quarter of 2004, excluding those related to Texas Genco, include the following:

      -     approximately $199 million of capital expenditures;

      - an estimated $56 million in refunds by CenterPoint Houston of excess mitigation credits; and

      -     dividend payments on CenterPoint Energy common stock.

      Our liquidity in the fourth quarter of 2004 was positively impacted by a tax refund of $163 million received in October 2004. We also anticipate receiving payment of the retail clawback of approximately $177 million from RRI. Additionally, we may make a contribution to our pension plan in the fourth quarter of 2004.

      We expect that revolving credit borrowings and anticipated cash flows from operations will be sufficient to meet our cash needs for 2004. Our $2.3 billion credit facility, which consisted of a $915 million term loan and a $1.425 billion revolver at September 30, 2004, provides that, until such time as the credit facility has been reduced to $750 million, all of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own, or of material portions of Texas Genco's assets, shall be applied to repay borrowings under our credit facility and reduce the amount available under the credit facility. Our $2.3 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities. CenterPoint Houston's term loan requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's term loan, subject to certain exceptions, limits the application of proceeds from capital markets transactions by CenterPoint Houston over $200 million to repayment of debt existing in November 2002.

      CenterPoint Houston will distribute recovery of the true-up components not used to repay indebtedness to us or its external debt through either the payment of dividends or the settlement of intercompany payables. The SEC must take action to approve any dividends by CenterPoint Houston in excess of its current and retained earnings. To maintain CenterPoint Houston's capital structure at the appropriate levels, we may reinvest funds in CenterPoint Houston in the form of equity contributions or intercompany loans. Under the orders described under " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock," CenterPoint Houston's member's equity as a percentage of total capitalization must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of September 30, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                     MOODY'S                 S&P                FITCH
COMPANY/INSTRUMENT                             RATING  OUTLOOK(1)    RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                            -------  ----------   --------  ----------  -------   ----------
CenterPoint Energy Senior Unsecured Debt..    Ba2      Negative     BBB -     Negative    BBB -     Negative
CenterPoint Houston Senior Secured Debt
  (First Mortgage Bonds)..................    Baa2     Negative     BBB       Negative    BBB+      Negative
CERC Corp. Senior Debt....................    Ba1      Stable       BBB       Negative    BBB       Negative

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

      We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. In the near term, our ratings may be affected by the results of the 2004 True-Up Proceeding. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our business strategies.

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

      CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of September 30, 2004, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of September 30, 2004, unsecured credit limits related to hedge instruments extended to CEGS by counterparties could aggregate $95 million; however, utilized credit capacity is significantly lower.

      Cross Defaults. Under our revolving credit facility and our term loan, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of September 30, 2004, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments.

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

      In connection with the expected sale of our 81% interest in Texas Genco, a separate pension plan was established for Texas Genco on September 1, 2004 and we transferred a net pension liability of approximately $68 million to Texas Genco. In October 2004, Texas Genco received an allocation of assets from our pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974.

      During 2003 and 2004, we have not been required to make contributions to our pension plan. We have made voluntary contributions of $23 million and $56 million in 2003 and 2004, respectively. Additionally, we are considering making additional contributions during the fourth quarter of 2004.

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

      Pension costs were $23 million and $19 million for the three months ended September 30, 2003 and 2004, respectively. Pension costs were $68 million and $60 million for the nine months ended September 30, 2003 and 2004, respectively. Included in pension costs for the three months ended September 30, 2003 and 2004 is $4 million and $3 million, respectively, of expense related to Texas Genco's participants, which is reflected in discontinued operations in the Statements of Consolidated Operations. Included in pension costs for the nine months ended September 30, 2003 and 2004 is $13 million and $9 million, respectively, of expense related to Texas Genco's participants, which is reflected in discontinued operations in the Statements of Consolidated Operations.

      Additionally, we maintain a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under our non-contributory pension plan except for the Code-mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with this non-qualified plan was $2 million for both the three months ended September 30, 2003 and 2004. The expense associated with this non-qualified plan was $6 million and $5 million for the nine months ended September 30, 2003 and 2004, respectively.

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

      As of December 31, 2003, the projected benefit obligation was calculated assuming a discount rate of 6.25%, which is a 0.5% decline from the 6.75% discount rate assumed in 2002. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

      Pension expense for 2004, including the benefit restoration plan, is estimated to be $85 million, including $3 million of non-recurring early retirement expenses, based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. If the expected return assumption were lowered by 0.5% (from 9.0% to 8.5%), 2004 pension expense would increase by approximately $6 million. Similarly, if the discount rate were lowered by 0.5% (from 6.25% to 5.75%), this assumption change would increase our projected benefit obligation, pension liabilities and 2004 pension expense by approximately $121 million, $111 million and $10 million, respectively. In addition, the assumption change would result in an additional charge to comprehensive income during 2004 of $72 million, net of tax. Included in estimated pension expense for 2004 is $12 million related to Texas Genco's participants.

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

      -     various regulatory actions; and

      - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI's indemnity obligations to us and our subsidiaries.

      Money Pools. We have two "money pools" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. Prior to October 2003, we had only one money pool. Following Texas Genco's certification by the FERC as an "exempt wholesale generator" under the 1935 Act in October 2003, it could no longer participate with our regulated subsidiaries in the same money pool. In October 2003, we established a second money pool in which Texas Genco and certain of our other unregulated subsidiaries can participate.

      The net funding requirements of the money pool in which our regulated subsidiaries participate are expected to be met with borrowings under credit facilities. Except in an emergency situation (in which case we could provide funding pursuant to applicable SEC rules), we would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations via the money pool established in October 2003. The terms of both money pools are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities and those of our subsidiaries dated June 30, 2003 (June 2003 Financing Order).

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

      The collateralized term loan of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Our $2.3 billion credit facility limits dividend payments as described above; contains a debt to EBITDA covenant; contains an EBITDA to interest covenant; and provides that, until such time as the credit facility has been reduced to $750 million, all of the net cash proceeds from any securitizations relating to the recovery of the true-up components, after making any payments required under CenterPoint Houston's term loan, and the net cash proceeds of any sales of the common stock of Texas Genco that we own, or of material portions of Texas Genco's assets, shall be applied to repay borrowings under our credit facility and reduce the amount available under the credit facility. These facilities include certain restrictive covenants. We and our subsidiaries are in compliance with such covenants.

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, we have received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permit us to refinance our existing obligations and those of our subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue after giving effect to our capital markets transactions in 2003 and the first nine months of 2004. The orders also permit utilization of undrawn credit facilities at CenterPoint Energy and CERC. As of September 30, 2004:

      - CenterPoint Energy is authorized to issue an additional aggregate $295 million of debt securities and $250 million of preferred stock and preferred securities;

      - CenterPoint Houston is authorized to issue an additional aggregate $73 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

      - CERC is authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

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

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of September 30, 2004, we had a retained deficit on our Consolidated Balance Sheets. We recorded an after-tax loss of approximately $253 million in the third quarter of 2004 related to the sale of our remaining interest in Texas Genco. In addition, we recorded an after-tax extraordinary loss of $894 million in the third quarter of 2004 related to the 2004 True-Up Proceeding. These losses reduced our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our SEC financing order. However, in May 2004, we received an order from the SEC under the 1935 Act authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we had such losses. If our earnings for the fourth quarter of 2004 or subsequent quarters are insufficient to pay dividends from current earnings due to these or other factors, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. These losses will adversely affect our ability to achieve a ratio of common equity to total capitalization of 30% by the end of 2006, as had been projected in filings under the 1935 Act. Accordingly, we may need to issue equity and/or take other action to achieve a future equity capitalization of 30%. The June 2003 Financing Order also requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of thirty percent.

      On October 27, 2004, our board of directors authorized us to undertake such accounting and legal review, valuation studies and other analyses as may be deemed necessary in order to prepare an accounting reorganization
(quasi-reorganization) for presentation to the board. Such quasi-reorganization, if approved, may be effective as of December 31, 2004.

      A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and its liabilities to their fair values. The balance in the retained earnings account is then closed through a reduction in paid-in-capital accounts, giving the company a "fresh start" with a zero balance in retained earnings.


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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.0 billion of recoverable electric generation-related regulatory assets as of September 30, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of cost recovery is subject to a final determination, which is expected to occur in 2004. Based on our analysis of the Texas Utility Commission's deliberations, we recorded an after-tax charge to earnings in the third quarter of 2004 of approximately $894 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. The ultimate amount of such charge will depend upon the final action of the Texas Utility Commission.

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

      We recorded an after-tax loss of approximately $253 million in the third quarter of 2004 related to the expected sale of our remaining 81% interest in Texas Genco.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

      See Note 5 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

   Energy Derivative Instruments

      We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

      The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their September 30, 2004 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $58 million.

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

   Texas Genco Derivative Instrument

      As discussed in Note 2 to the Interim Financial Statements, Genco LP entered into a master power purchase and sale agreement with a member of the Goldman Sachs group in connection with the definitive agreement for the sale of Texas Genco entered into on July 21, 2004. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008. Texas Genco has designated the master power purchase and sale agreement as a cash flow hedge of the forecasted sale of base-load capacity through 2008.

      The sensitivity analysis performed on Genco LP's master power purchase and sale agreement measures the potential loss based on a hypothetical 10% movement in power prices. An increase of 10% in the market prices of electric power from their September 30, 2004 levels would have decreased the fair value of Genco LP's master power purchase and sale agreement from their levels on that date by $196 million.

      The above analysis of the Genco LP master power and sale agreement utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on Genco LP's forecasted sale of base-load capacity to which the hedges relate. Therefore, the adverse impact to the fair value of the Genco LP master power purchase and sale agreement held for hedging purposes associated with the hypothetical changes in electric power prices referenced above would be offset by a favorable impact to the underlying hedged forecasted sale of base-load capacity.

INTEREST RATE RISK

      We have outstanding long-term debt, bank loans, mandatory redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (Trust Preferred Securities), some lease obligations and our obligations under the ZENS that subject us to the risk of loss associated with movements in market interest rates.

      Our floating-rate obligations to third parties aggregated $3 billion at September 30, 2004. If the floating rates were to increase by 10% from September 30, 2004 rates, our combined interest expense to third parties would increase by a total of $2 million each month in which such increase continued.

      At September 30, 2004, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $8 billion in principal amount and having a fair value of $8 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $400 million if interest rates were to decline by 10% from their levels at September 30, 2004. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      As discussed in Note 11 (e) to the Interim Financial Statements, CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2003 and expects to contribute $2.9 million in 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $200 million as of September 30, 2004, of which approximately 37% were debt securities that subject Texas Genco to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at September 30, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for by Texas Genco as a long-term asset/liability as Texas Genco will not benefit from any gains, and losses will be recovered through the rate-making process. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the CenterPoint Energy Notes, which is incorporated herein by reference.

      As discussed in Note 7 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $106 million at September 30, 2004 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $16 million if interest rates were to decline by 10% from levels at September 30, 2004. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Operations and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2004 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Operations.

EQUITY MARKET VALUE RISK

      We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 7 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the September 30, 2004 market value of TW Common would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Operations.

      As discussed above under " -- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, which held approximately 63% of total assets in equity securities as of September 30, 2004. The equity securities expose Texas Genco to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at September

30, 2004, the resulting loss to Texas Genco in fair value of these securities would be approximately $12 million. Currently, the risk of an economic loss is mitigated as discussed above under " -- Interest Rate Risk."

    ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 3 and 11 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CenterPoint Energy Form 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Energy Form 10-K and Notes 4 and 12 to the CenterPoint Energy Notes, each of which is incorporated herein by reference.

ITEM 6.  EXHIBITS

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

                                                                                            SEC FILE
                                                                                               OR
EXHIBIT                                                                                    REGISTRATION     EXHIBIT
NUMBER                  DESCRIPTION             REPORT OR REGISTRATION STATEMENT              NUMBER       REFERENCE
------                  -----------             --------------------------------              ------       ---------
2.1        -- Transaction Agreement dated       CenterPoint Energy's Current Report on       1-31447           10.1
              July 21, 2004 among CenterPoint   Form 8-K dated July 21, 2004
              Energy, Inc., Utility Holding,
              LLC, NN Houston Sub, Inc.,
              Texas Genco Holdings, Inc., HPC
              Merger Sub, Inc. and GC Power
              Acquisition LLC (excluding
              exhibits and schedules thereto)

3.1.1      -- Amended and Restated Articles     CenterPoint Energy's Registration            3-69502            3.1
              of Incorporation of CenterPoint   Statement on Form S-4
              Energy

3.1.2      -- Articles of Amendment to          CenterPoint Energy's Form 10-K for the       1-31447          3.1.1
              Amended and Restated Articles     year ended December 31, 2001
              of Incorporation of CenterPoint
              Energy

 3.2       -- Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K for the       1-31447            3.2
              CenterPoint Energy                year ended December 31, 2001

 3.3       -- Statement of Resolution           CenterPoint Energy's Form 10-K for the       1-31447            3.3
              Establishing Series of Shares     year ended December 31, 2001
              designated Series A Preferred
              Stock of CenterPoint Energy

 4.1       -- Form of CenterPoint Energy        CenterPoint Energy's Registration            3-69502            4.1
              Stock Certificate                 Statement on Form S-4

 4.2       -- Rights Agreement dated January    CenterPoint Energy's Form 10-K for the       1-31447            4.2
              1, 2002, between CenterPoint      year ended December 31, 2001
              Energy and JPMorgan Chase Bank,
              as Rights Agent

4.3.1      -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 10-K for the       1-31447         4(g)(1)
              dated as of November 12, 2002,    year ended December 31, 2002
              among CenterPoint Houston and
              the banks named therein

4.3.2      -- First Amendment to Exhibit        CenterPoint Energy's Form 10-Q for the       1-31447           10.7
              4.3.1, dated as of September 3,   quarter ended September 30, 2003
              2003

4.3.3      -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K for the       1-31447         4(g)(2)
              November 12, 2002 executed in     year ended December 31, 2002
              connection with Exhibit 4.3.1

 4.4       -- $250,000,000 Credit Agreement,    CenterPoint Energy's Form 8-K dated          1-31447            4.1
              dated as of March 23, 2004,       March 31, 2004
              among CERC Corp., as Borrower,
              and the Initial Lenders named
              therein, as Initial Lenders

4.5.1      -- Credit Agreement, dated as of     CenterPoint Energy's Form 10-Q for the       1-31447           10.8
              October 7, 2003 among             quarter ended September 30, 2003
              CenterPoint Energy and the
              banks named therein

4.5.2      -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-Q for the       1-31447           10.9
              October 7, 2003, executed in      quarter ended September 30, 2003
              connection with Exhibit 4.5.1

4.6.1      -- $75,000,000 revolving credit      CenterPoint Energy's Form 10-K for the       1-31447       10(pp)(1)
              facility dated as of December     year ended December 31, 2003
              23, 2003 among Texas Genco, LP
              and the banks named therein

+4.6.2     -- First Amendment to Exhibit
              4.6.1, dated as of September 3,
              2004

10.1       -- Centerpoint Energy, Inc.          CenterPoint Energy's Registration           333-120306          4.6
              Second Amended and Restated       Statement on Form S-3
              Investor's Choice Plan

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

Date:  November 9, 2004

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

                                                                                            SEC FILE
                                                                                               OR
EXHIBIT                                                                                    REGISTRATION     EXHIBIT
NUMBER                  DESCRIPTION             REPORT OR REGISTRATION STATEMENT              NUMBER       REFERENCE
------                  -----------             --------------------------------              ------       ---------
2.1        -- Transaction Agreement dated       CenterPoint Energy's Current Report on       1-31447           10.1
              July 21, 2004 among CenterPoint   Form 8-K dated July 21, 2004
              Energy, Inc., Utility Holding,
              LLC, NN Houston Sub, Inc.,
              Texas Genco Holdings, Inc., HPC
              Merger Sub, Inc. and GC Power
              Acquisition LLC (excluding
              exhibits and schedules thereto)

3.1.1      -- Amended and Restated Articles     CenterPoint Energy's Registration            3-69502            3.1
              of Incorporation of CenterPoint   Statement on Form S-4
              Energy

3.1.2      -- Articles of Amendment to          CenterPoint Energy's Form 10-K for the       1-31447          3.1.1
              Amended and Restated Articles     year ended December 31, 2001
              of Incorporation of CenterPoint
              Energy

 3.2       -- Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K for the       1-31447            3.2
              CenterPoint Energy                year ended December 31, 2001

 3.3       -- Statement of Resolution           CenterPoint Energy's Form 10-K for the       1-31447            3.3
              Establishing Series of Shares     year ended December 31, 2001
              designated Series A Preferred
              Stock of CenterPoint Energy

 4.1       -- Form of CenterPoint Energy        CenterPoint Energy's Registration            3-69502            4.1
              Stock Certificate                 Statement on Form S-4

 4.2       -- Rights Agreement dated January    CenterPoint Energy's Form 10-K for the       1-31447            4.2
              1, 2002, between CenterPoint      year ended December 31, 2001
              Energy and JPMorgan Chase Bank,
              as Rights Agent

4.3.1      -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 10-K for the       1-31447         4(g)(1)
              dated as of November 12, 2002,    year ended December 31, 2002
              among CenterPoint Houston and
              the banks named therein

4.3.2      -- First Amendment to Exhibit        CenterPoint Energy's Form 10-Q for the       1-31447           10.7
              4.3.1, dated as of September 3,   quarter ended September 30, 2003
              2003

4.3.3      -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K for the       1-31447         4(g)(2)
              November 12, 2002 executed in     year ended December 31, 2002
              connection with Exhibit 4.3.1

 4.4       -- $250,000,000 Credit Agreement,    CenterPoint Energy's Form 8-K dated          1-31447            4.1
              dated as of March 23, 2004,       March 31, 2004
              among CERC Corp., as Borrower,
              and the Initial Lenders named
              therein, as Initial Lenders

4.5.1      -- Credit Agreement, dated as of     CenterPoint Energy's Form 10-Q for the       1-31447           10.8
              October 7, 2003 among             quarter ended September 30, 2003
              CenterPoint Energy and the
              banks named therein

4.5.2      -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-Q for the       1-31447           10.9
              October 7, 2003, executed in      quarter ended September 30, 2003
              connection with Exhibit 4.5.1

4.6.1      -- $75,000,000 revolving credit      CenterPoint Energy's Form 10-K for the       1-31447       10(pp)(1)
              facility dated as of December     year ended December 31, 2003
              23, 2003 among Texas Genco, LP
              and the banks named therein

+4.6.2     -- First Amendment to Exhibit
              4.6.1, dated as of September 3,
              2004

10.1       -- Centerpoint Energy, Inc.          CenterPoint Energy's Registration           333-120306          4.6
              Second Amended and Restated       Statement on Form S-3
              Investor's Choice Plan

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