Form 10-K
period 2004-12-31
CENTERPOINT ENERGY INC
filed 2005-03-16
CIK 1130310

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
   Common Stock, $0.01 par value and associated                  New York Stock Exchange
        rights to purchase preferred stock                        Chicago Stock Exchange
 HL&P Capital Trust II 8.257% Capital Securities,                New York Stock Exchange
                      Series B

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

    The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (Company) was $3,521,933,742 as of June 30, 2004, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 28, 2005, the Company had 308,501,031 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by the Company as treasury stock.

    Portions of the definitive proxy statement relating to the 2005 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business....................................................    1
Item 2.           Properties..................................................   34
Item 3.           Legal Proceedings...........................................   35
Item 4.           Submission of Matters to a Vote of Security Holders.........   35

                                      PART II
Item 5.           Market for Registrants' Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities...........   36
Item 6.           Selected Financial Data.....................................   38
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   39
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   65
Item 8.           Financial Statements and Supplementary Data.................   68
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  129
Item 9A.          Controls and Procedures.....................................  129
Item 9B.          Other Information...........................................  129

                                      PART III
Item 10.          Directors and Executive Officers............................  129
Item 11.          Executive Compensation......................................  129
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................  129
Item 13.          Certain Relationships and Related Transactions..............  129
Item 14.          Principal Accountant Fees and Services......................  130

                                      PART IV
Item 15.          Exhibits and Financial Statement Schedules..................  130

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 24 in Item 1 of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

                                  OUR BUSINESS

  OVERVIEW

     We are a public utility holding company whose indirect wholly owned subsidiaries include:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which provides electric transmission and distribution services to retail electric providers serving approximately 1.9 million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately 4.8 million people and includes Houston, and

     - CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns gas distribution systems serving approximately 3 million customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Through wholly owned subsidiaries, CERC also owns two interstate natural gas pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed price physical natural gas supplies to commercial and industrial customers and natural gas distributors.

     In July 2004, we announced our agreement to sell our majority owned subsidiary, Texas Genco Holdings, Inc. (Texas Genco), to Texas Genco LLC (formerly known as GC Power Acquisition LLC), an entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to us. Texas Genco's principal remaining asset is its ownership interest in the South Texas Project, a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment of $700 million to us, is expected to close during the first half of 2005, following receipt of approval from the Nuclear Regulatory Commission
(NRC). For more information regarding this transaction, please see
"-- Discontinued Operations -- Texas Genco" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive
Summary -- Recent Events -- Sale of Texas Genco."

     Our reportable business segments are Electric Transmission & Distribution, Natural Gas Distribution, Pipelines and Gathering, and Other Operations. The operations of Texas Genco, formerly presented as our Electric Generation business segment, are presented as discontinued operations.

     We are a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries. The 1935 Act, among other things, limits our ability and the ability of our regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

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

     Any shareholder who so requests may obtain a printed copy of any of these documents from us. Changes in or waivers of our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and waivers of our Ethics and Compliance Code for directors or executive officers will be posted on our Internet website within five business days and maintained for at least 12 months or reported on Item 5.05 of our Forms 8-K. Our web site address is www.centerpointenergy.com.

  True-Up Proceeding Developments

     Pursuant to the Texas Electric Choice Plan (the Texas electric restructuring law), CenterPoint Houston is permitted to recover certain costs associated with the transition to a competitive retail electric market in Texas. The amount of costs recoverable was determined in a true-up proceeding before the Public Utility Commission of Texas (the Texas Utility Commission). CenterPoint Houston's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback payable to CenterPoint Houston by a former affiliate. In December 2004, the Texas Utility Commission approved a final order in CenterPoint Houston's true-up proceeding authorizing CenterPoint Houston to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. CenterPoint Houston has recorded as a regulatory asset a return of $374 million on the true-up balance for the period from January 1, 2002 through December 31, 2004 as allowed by the Texas Utility Commission in the final order. The component representing a return of costs to finance assets of $226 million has been recognized in the fourth quarter of 2004 and is included in other income in our consolidated financial statements. The component representing a return of costs to finance assets will continue to be recognized as earned going forward. The component representing an allowance for earnings on shareholders' investment of $148 million has been deferred and will be recognized as it is collected through rates in the future. CenterPoint Houston will continue to accrue a return until the true-up balance is recovered, either from rate payers or through a securitization offering as discussed below.

     In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

     In December 2004, CenterPoint Houston filed for approval of a financing order to issue transition bonds to securitize its true-up balance, which will be adjusted downward to reflect the benefit of certain deferred taxes previously recovered through rates, and upward to reflect the accrual of interest and payment of excess mitigation credits occurring after August 31, 2004. On March 9, 2005, the Texas Utility Commission issued its order allowing CenterPoint Houston to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge described below. CenterPoint Houston intends to issue transition bonds in this amount during 2005 but may be delayed in doing so by appeals of the securitization order.

     CenterPoint Houston also has filed an application for a competition transition charge to recover any portion of its adjusted true-up balance that it is not able to recover through the issuance of transition bonds. Hearings in this proceeding are scheduled for April 2005.

     For more information on these and other matters currently affecting us, please see "-- Electric Transmission & Distribution -- True-Up and Securitization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive Summary -- Significant Events in 2005."

  ELECTRIC TRANSMISSION & DISTRIBUTION

  Electric Transmission

     On behalf of retail electric providers, CenterPoint Houston delivers electricity from power plants to substations and from one substation to another and to retail electric customers taking power above 69 kilovolts (kV) in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT). CenterPoint Houston provides transmission services under tariffs approved by the Texas Utility Commission.

  Electric Distribution

     In Texas, end users purchase their electricity directly from certificated "retail electric providers." CenterPoint Houston delivers electricity for retail electric providers in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Its distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. CenterPoint Houston's operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. CenterPoint Houston provides distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants.

  ERCOT Market Framework

     CenterPoint Houston is a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and retail electric providers. The ERCOT market includes much of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 78,000 MW. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

     The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members who sell and purchase power are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

     CenterPoint Houston's electric transmission business, along with those of other owners of transmission facilities in Texas, supports the operation of the ERCOT ISO. The transmission business has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. We participate with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

  True-Up and Securitization

     The Texas Electric Restructuring Law. The Texas electric restructuring law, which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law required electric utilities to separate generation, transmission and distribution, and retail sales functions into three different units. Through a restructuring in the third quarter of 2002 in response to this law, we became the parent of CenterPoint Houston, Texas Genco and CERC. In the restructuring, we also became the parent of, but subsequently divested our interest in, Reliant Resources, Inc. (now named Reliant Energy, Inc.) (RRI), which conducts non-utility wholesale and retail energy operations. Additionally, as discussed further in "-- Discontinued Operations," we anticipate completing the sale of our interest in the South Texas Project, which is owned by Texas Genco, during the first half of 2005. The transmission and distribution functions that CenterPoint Houston performs remain subject to traditional utility rate regulation. CenterPoint Houston recovers the cost of its service through an energy delivery charge approved by the Texas Utility Commission.

     As part of the transition from a regulated to a competitive retail electric market in Texas, the Texas electric restructuring law authorizes public utilities to recover a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs. The law requires the true-up balance to be determined in a true-up proceeding before the Texas Utility Commission (2004 True-Up Proceeding). The law authorizes the Texas Utility Commission to permit utilities to issue transition bonds to recover all or a part of the true-up balance. The issuance of these transition bonds is based on the securitization of revenues associated with transition charges imposed on retail electric providers. The law also provides for the Texas Utility Commission to impose a separate charge (called a competition transition charge) on retail electric providers to permit the utility to recover, over a period of years to be determined by the Texas Utility Commission, the amount of its true-up balance not otherwise recovered through the issuance of transition bonds and included in transition charges. Both the transition charges and the competition transition charges are non-bypassable, meaning that they must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. CenterPoint Houston recovered a portion of its generation-related regulatory assets in 2001 through the issuance of transition bonds. For a further discussion of these matters, see "-- 2004 True-Up Proceeding" and "-- Securitization" below.

     The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. During a base rate freeze period from 1999 through 2001, the law required those utilities estimated in 1998 to have stranded costs to apply any earnings above the utility's authorized rate of return to accelerate depreciation of generation-related plant assets for regulatory purposes. In addition, depreciation expense for transmission and distribution-related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. In 1998, the Texas Utility Commission estimated that CenterPoint Houston would have stranded costs. Accordingly, we implemented both of these mitigation measures as provided in the Texas electric restructuring law. In a rate order issued in October 2001 (the 2001 Final Order), however, the Texas Utility Commission changed the assumptions in its forecasting model, reversed its 1998 estimate, and required us to reverse the mitigation actions we had taken pursuant to the Texas electric restructuring law and ordered us to pay "excess mitigation credits" to retail electric providers beginning January 1, 2002. See "-- Mitigation" below.

     2004 True-Up Proceeding. On March 31, 2004, CenterPoint Houston filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission. CenterPoint Houston's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from RRI described below. In June, July and September 2004, the Texas Utility Commission conducted hearings on and held public meetings addressing CenterPoint Houston's true-up application. In December 2004, the Texas Utility Commission approved a final order in CenterPoint Houston's true-up proceeding authorizing CenterPoint Houston to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. CenterPoint Houston has recorded as a regulatory asset a return of $374 million on the true-up balance for the period from January 1, 2002 through December 31, 2004 as allowed by the Texas Utility Commission in the final order. The component representing a return of costs to finance assets of $226 million has been recognized in the fourth quarter of 2004 and is included in other income in our consolidated financial statements. The component representing a return of costs to finance assets will continue to be recognized as earned going forward. The component representing an allowance for earnings on shareholders' investment of $148 million has been deferred and will be recognized as it is collected through rates in the future. CenterPoint Houston will continue to accrue a return until the true-up balance is recovered, either from rate payers or through a securitization offering as discussed below.

     In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

     Retail Clawback. In November 2004, RRI paid $177 million to us, representing the "retail clawback" determined by the Texas Utility Commission in the 2004 True-Up Proceeding. The Texas electric restructuring law requires the Texas Utility Commission to determine the retail clawback if the formerly integrated utility's affiliated retail electric provider retained more than 40 percent of its residential price-to-beat customers within the utility's service area as of January 1, 2004 (offset by new customers added outside the service territory). That retail clawback is a credit against the true-up balance the utility is entitled to recover and was reflected in the $2.3 billion recovery authorized. Under the terms of a master separation agreement between RRI and us, RRI agreed to pay us the amount of the retail clawback determined by the Texas Utility Commission. We used the payment to reduce outstanding indebtedness.

     Securitization. The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be repaid over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of CenterPoint Houston issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to us and our subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made solely out of funds from non-bypassable transition charges.

     In December 2004, CenterPoint Houston filed for approval of a financing order to issue transition bonds to securitize its true-up balance. On March 9, 2005, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge. We anticipate that a new special purpose subsidiary of CenterPoint Houston will issue bonds in one or more series through an underwritten offering. Depending on market conditions and the impact of possible appeals of the financing order, among other factors, we anticipate completing such an offering in 2005.

     In January 2005, CenterPoint Houston filed an application for a competition transition charge to recover its true-up balance, which will be adjusted downward to reflect the benefit of certain deferred taxes previously recovered through rates, and upward to reflect the accrual of interest and payment of excess mitigation credits occurring after August 31, 2004. CenterPoint Houston will adjust the amount sought through that charge to the extent that it is able to securitize any of such amount. Under the Texas Utility Commission's rules, the unrecovered true-up balance to be recovered through the competition transition charge earns a return until fully recovered.

     Mitigation. In the 2001 Final Order, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. Based on its 2001 revision of the 1998 stranded cost estimates, the Texas Utility Commission determined that CenterPoint Houston had over-mitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its 1998 transition plan and the Texas electric restructuring law. In the 2001 Final Order, CenterPoint Houston was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the 1998 transition plan and the Texas electric restructuring law. In accordance with the order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation, and in January 2002 CenterPoint Houston began paying excess mitigation credits, which were to be paid over a seven-year period with interest at 7 1/2% per annum. The annual payment of excess mitigation credits is approximately $264 million. In its December 2004 final order in the 2004 True-Up Proceeding, the Texas Utility Commission found that CenterPoint Houston did, in fact, have stranded costs (as originally estimated in 1998). Despite this ruling, the Texas Utility Commission denied CenterPoint Houston recovery of approximately $180 million of the interest portion of the excess mitigation credits already paid by CenterPoint Houston and refused to terminate future excess mitigation credits. In January 2005, CenterPoint Houston filed a writ of mandamus petition with the Texas Supreme Court asking that court to order the Texas Utility Commission to terminate immediately the payment of all excess mitigation credits and to ensure full recovery of all excess mitigation credits. Although we believe we have meritorious arguments, a writ of mandamus is an extraordinary remedy and no prediction can be made as to the ultimate outcome or timing of the mandamus petition. If the Supreme Court denies our mandamus petition, we will continue to pursue this issue through regular appellate mechanisms. On March 1, 2005, a non-unanimous settlement was filed in Docket No. 30774, which involves the adjustment of RRI's Price-to-Beat. Under the terms of that settlement, the excess mitigation credits being paid by CenterPoint Houston would be terminated as of April 29, 2005. The Texas Utility Commission approved the settlement on March 9, 2005.

  Customers

     CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. CenterPoint Houston's customers consist of municipalities, electric cooperatives, other distribution companies and approximately 56 retail electric providers in its certificated service area. Each retail electric provider is licensed by, and must meet creditworthiness criteria established by, the Texas Utility Commission. Two of these retail electric providers are subsidiaries of RRI. Sales to subsidiaries of RRI represented approximately 83%, 78% and 71% of CenterPoint Houston's transmission and distribution revenues in 2002, 2003 and 2004, respectively. CenterPoint Houston's billed receivables balance from retail electric providers as of December 31, 2004 was $102 million. Approximately 69% of this amount was owed by subsidiaries of RRI. CenterPoint Houston does not have long-term contracts with any of its customers. It operates on a continuous billing cycle, with meter readings being conducted and invoices being distributed to retail electric providers each business day.

  Competition

     There are no other transmission and distribution utilities in CenterPoint Houston's service area. In order for another provider of transmission and distribution services to provide such services in CenterPoint Houston's territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in CenterPoint Houston's service area at this time.

  Seasonality

     A significant portion of CenterPoint Houston's revenues is derived from rates that it collects from each retail electric provider based on the amount of electricity it distributes on behalf of such retail electric provider. Thus, CenterPoint Houston's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

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

     As of March 1, 2005, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. Additionally, under the General Mortgage, CenterPoint Houston had outstanding approximately $3.3 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held to secure certain additional pollution control bonds for which CenterPoint Energy is obligated, approximately $229 million held to secure pollution control bonds for which CenterPoint Houston is obligated and approximately $1.3 billion aggregate principal amount of general mortgage bonds to secure the borrowings under a collateralized term loan due in November 2005. Any drawings on CenterPoint Houston's $1.3 billion credit agreement entered into in March 2005 must be secured by general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

     Electric Lines -- Overhead. As of December 31, 2004, CenterPoint Houston owned 26,669 pole miles of overhead distribution lines and 3,612 circuit miles of overhead transmission lines, including 452 circuit miles operated at 69,000 volts, 2,083 circuit miles operated at 138,000 volts and 1,077 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 2004, CenterPoint Houston owned 15,244 circuit miles of underground distribution lines and 18.8 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 14.3 circuit miles operated at 138,000 volts.

     Substations. As of December 31, 2004, CenterPoint Houston owned 225 major substation sites having total installed rated transformer capacity of 46,424 megavolt amperes.

     Service Centers. CenterPoint Houston operates 16 regional service centers located on a total of 404 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

     Franchises. CenterPoint Houston has franchise contracts with 90 of the 91 cities in its service area. The remaining city has enacted an ordinance that governs the placement of utility facilities in its streets. These franchises and this ordinance, typically having a term of 50 years, give CenterPoint Houston the right to construct, operate and maintain its transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

  NATURAL GAS DISTRIBUTION

  Local Distribution Companies

     CERC's natural gas distribution business engages in intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas through three unincorporated divisions: Houston Gas, Minnesota Gas and Southern Gas Operations. In an effort to increase brand recognition, the naming conventions of CERC's three unincorporated divisions were changed in 2004. CenterPoint Energy Arkla and the portion of CenterPoint Energy Entex (Entex) located outside of the metropolitan Houston area were renamed Southern Gas

Operations. The metropolitan Houston portion of Entex was renamed Houston Gas, and CenterPoint Energy Minnegasco was renamed Minnesota Gas. These operations are regulated as natural gas utility operations in the jurisdictions served by these divisions.

     Houston Gas provides natural gas distribution services to approximately 1,030,000 customers in over 100 communities in the Houston metropolitan area. In 2004, approximately 99% of Houston Gas' total throughput was attributable to retail sales and approximately 1% was attributable to transportation services.

     Minnesota Gas provides natural gas distribution services to approximately 750,000 customers in over 240 communities. The largest metropolitan area served by Minnesota Gas is Minneapolis. In 2004, approximately 91% of Minnesota Gas' total throughput was attributable to retail sales and approximately 9% was attributable to transportation services. Minnesota Gas also provides unregulated services consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, sales of HVAC, water heating and hearth equipment and home security monitoring.

     Southern Gas Operations provides natural gas distribution services to approximately 1,260,000 customers in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The largest metropolitan areas served by Southern Gas Operations are Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; Lawton, Oklahoma; and Laredo, Texas. In 2004, approximately 72% of Southern Gas Operations' total throughput was attributable to retail sales and approximately 28% was attributable to transportation services.

     The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2004, approximately 70% of the total throughput of CERC's local distribution companies' business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

     Supply and Transportation. In 2004, Houston Gas purchased virtually all of its natural gas supply pursuant to contracts, with remaining terms varying from a few months to two years. Houston Gas' major suppliers in 2004 included American Electric Power Company (50% of supply volumes) and Kinder Morgan Texas Pipeline (27%). Numerous other suppliers provided the remaining 23% of Houston Gas' natural gas supply requirements. Houston Gas transports its natural gas supplies through various interstate and intrastate pipelines under contracts with remaining terms varying from one to five years.

     In 2004, Minnesota Gas purchased virtually all of its natural gas supply pursuant to contracts, with remaining terms varying from a few months to four years. Minnesota Gas' major suppliers in 2004 included BP Canada Energy Marketing (61% of supply volumes), Occidental Energy Marketing (6%), Tenaska Marketing Ventures (6%), Prairielands Energy Marketing (4%) and Oneok Energy Services Company (4%). Numerous other suppliers provided the remaining 19% of Minnesota Gas' natural gas supply requirements. Minnesota Gas transports its natural gas supplies through various interstate pipelines under contracts with remaining terms varying from one to eight years.

     In 2004, Southern Gas Operations purchased virtually all of its natural gas supply pursuant to contracts, with remaining terms varying from a few months to five years. Southern Gas Operations' major suppliers in 2004 included BP Energy Company (23% of supply volumes), CenterPoint Energy Gas Services (CEGS), a subsidiary of CERC Corp., (18%), Entergy-Koch, LP (12%), Oneok Energy Marketing and Trading LLC (8%), American Electric Power Company (6%) and Conoco Phillips Company (5%). Numerous other suppliers provided the remaining 28% of Southern Gas Operations' natural gas supply requirements. Southern Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines including CenterPoint Energy's pipeline subsidiary.

     Generally, the regulations of the states in which CERC's natural gas distribution business operates allow it to pass through changes in the costs of natural gas to its customers under purchased gas adjustment provisions in its tariffs.

     Minnesota Gas and Southern Gas Operations use various leased or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather.

Minnesota Gas also supplements contracted supplies and storage from time to time with stored liquefied natural gas and propane-air plant production.

     Minnesota Gas owns and operates an underground storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.1 Bcf available for use during a normal heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns nine propane-air plants with a total capacity of 204 MMcf per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf gas equivalent). Minnesota Gas owns liquefied natural gas plant facilities with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf gas equivalent) and a send-out capability of 72 MMcf per day.

     On an ongoing basis, CERC enters into contracts to provide sufficient supplies and pipeline capacity to meet its customer requirements. However, it is possible for limited service disruptions of interruptible customers' load to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

  Non-Rate Regulated Gas Sales and Services

     CERC offers variable and fixed priced physical natural gas supplies to commercial and industrial customers and natural gas distributors through a number of subsidiaries, primarily CEGS. In 2004, CEGS marketed approximately 579 Bcf (including 134 Bcf to affiliates) of natural gas, transportation and related energy services to more than 6,000 customers which vary in size from small commercial to large utility companies in the central regions of the United States. These customers are served from offices located in Illinois, Louisiana, Minnesota, Missouri, Texas and Wisconsin. The business has three operational functions: wholesale, retail and intrastate pipelines further described below.

     Wholesale Operations. CEGS offers a portfolio of physical delivery services and financial products designed to meet wholesale customers' supply and price risk management needs.

     Retail Operations. CEGS also offers a variety of natural gas management services to smaller commercial and industrial customers including load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CEGS manages transportation contracts and energy supply for retail customers in ten states.

     Intrastate Pipeline Operations. Another wholly owned subsidiary of CERC owns and operates approximately 210 miles of intrastate pipeline in Louisiana and Texas. This subsidiary provides bundled and unbundled merchant and transportation services to shippers and end-users.

     CEGS currently operates on over 30 pipelines throughout the central United States. CEGS maintains a portfolio of long-term natural gas supply contracts and firm transportation agreements to meet the natural gas requirements of its customers. CEGS aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CEGS actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

     As described above, CEGS offers its customers a variety of load following services. In providing these services, CEGS will use its customers' purchase commitments to forecast and arrange its own supply purchases and transportation services to serve customers' natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CEGS will either have too much supply or too little supply relative to its customers' purchase commitments. These supply imbalances arise each month as customers' natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CEGS for delivery to these customers. CEGS' processes and risk control environment are designed to measure and value all supply imbalances on a real time basis to ensure that CEGS' exposure to commodity price and volume risk is kept to a minimum. The value assigned to these volumetric imbalances is calculated daily and is known as the aggregate Value at Risk (VaR). In 2004, CEGS' VaR averaged $0.2 million with a high of $1 million.

     The CenterPoint Energy Risk Control policy, governed by the Risk Oversight Committee, defines authorized and prohibited trading instruments and volumetric trading limits. CEGS is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts to support its sales. The CEGS business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. The low VaR limits within which CEGS operates are consistent with its operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply.

  Assets

     As of December 31, 2004, CERC owned approximately 65,000 linear miles of gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by CERC, we own the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CERC receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

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

  PIPELINES AND GATHERING

     CERC's pipelines and gathering business operates two interstate natural gas pipelines, as well as gas gathering facilities and also provides operating and technical services and remote data monitoring and communication services. The rates charged by interstate pipelines for interstate transportation and storage services are regulated by the Federal Energy Regulatory Commission (FERC).

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

     CERC's gathering operations are conducted by a wholly owned gas gathering subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS is a natural gas gathering and processing business serving natural gas fields in the Midcontinent basin of the United States that interconnect with CEGT's and MRT's pipelines, as well as other interstate and intrastate pipelines. CEFS operates gathering pipelines, which collect natural gas from approximately 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas. CEFS, through its Service Star operating division, provides remote data monitoring and communications services to affiliates and third parties. The Service Star operating division currently provides monitoring activities at over 6,000 locations across Alabama, Arkansas, Kansas, Oklahoma, Louisiana, Mississippi, Missouri, New Mexico, Texas and Wyoming.

     CERC's pipeline project management and facility operation services are provided to affiliates and third parties through a wholly owned pipeline services subsidiary, CenterPoint Energy Pipeline Services, Inc.

     In 2004, approximately 22% of our total operating revenue from pipelines and gathering was attributable to services provided to Southern Gas Operations and approximately 9% was attributable to services to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Southern Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements. The agreement to provide services to Laclede expires in 2007. Agreements for firm transportation, no notice transportation service and storage service in Southern Gas Operations' major service areas (Arkansas, Louisiana and Oklahoma) have recently been entered into and expire in 2012. The Oklahoma agreements are subject to the approval of the Oklahoma Corporation Commission (OCC).

     Our pipelines and gathering business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Midcontinent and Gulf Coast natural gas supply regions and general economic conditions.

  Assets

     We own and operate approximately 8,200 miles of gas transmission lines primarily located in Missouri, Illinois, Arkansas, Louisiana, Oklahoma and Texas. We also own and operate six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf per day and a combined working gas capacity of approximately 59.0 Bcf. We also own a 10% interest in Gulf South Pipeline Company, LP's Bistineau storage facility. This facility has a total working gas capacity of 73.8 Bcf and approximately 1.1 Bcf per day of deliverability. Our storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most of our storage operations are in north Louisiana and Oklahoma. We also own and operate approximately 4,300 miles of gathering pipelines that collect, treat and process natural gas from approximately 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

  Competition

     Our pipelines and gathering business competes with other interstate and intrastate pipelines and gathering companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Our pipelines and gathering business competes indirectly with other forms of energy available to our customers, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for transportation and storage services. In addition, competition for our gathering operations is impacted by commodity pricing levels because of their influence on the level of drilling activity. Both pipeline services and Service Star compete with other similar service companies based on market pricing. The principal elements of competition are rates, terms of service and reliability of services.

  OTHER OPERATIONS

     Our Other Operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

  DISCONTINUED OPERATIONS

  Texas Genco

     Disposition. On December 14, 2004, Texas Genco merged with an indirect wholly owned subsidiary of CenterPoint Energy. As a result of the merger, Texas Genco became our indirect wholly owned subsidiary, and all of Texas Genco's publicly-held shares (other than 227 shares held by shareholders who validly perfected their dissenter's rights under Texas law) were converted into the right to receive $47 per share in cash without interest (the Merger Consideration) less any applicable withholding taxes. In connection with the merger, Texas Genco entered into a credit agreement (the Overnight Bridge Loan) under which it borrowed approximately $716 million on December 14, 2004 to finance the payment of the aggregate Merger Consideration payable as a result of the merger. Texas Genco's shares ceased to be publicly traded as of the close of trading on December 14, 2004. The merger was part of the first step of the sale transaction announced in July 2004 in which Texas Genco LLC (formerly known as GC Power Acquisition LLC), an entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group, agreed to acquire Texas Genco for approximately $3.65 billion in cash.

     On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Texas Genco used approximately $716 million of the cash proceeds from the sale to repay the Overnight Bridge Loan and distributed $2.231 billion, consisting of the balance of the cash proceeds from the sale and cash on hand, to us. We used the proceeds primarily to repay outstanding indebtedness.

     In connection with the sale of Texas Genco's fossil generation assets to Texas Genco LLC, Texas Genco, LP, a subsidiary of Texas Genco (Genco LP) also entered into a services agreement with Texas Genco LLC, under which Texas Genco LLC has agreed to provide at cost energy dispatch and coordination services to Genco LP, administer Genco LP's PUC-mandated capacity auctions and market Genco LP's excess capacity and energy to third parties. For those services, Genco LP will pay a monthly fee.

     Following the sale of its fossil generation assets, Texas Genco's principal remaining asset is its interest in the South Texas Project. Texas Genco currently owns a 30.8% interest in the South Texas Project, which is subject to increase pursuant to the right of first refusal described below, and currently bears a corresponding 30.8% share of the capital and operating costs associated with the project.

     In connection with the sale of Texas Genco's fossil generation assets to Texas Genco LLC, Genco LP entered into a power purchase and sale agreement with a subsidiary of Texas Genco LLC, which we refer to as the back-to-back power purchase agreement. Under this agreement, Genco LP has agreed to sell forward a substantial portion of Genco LP's total share of the energy from the South Texas Project through December 31, 2008. Genco LP has agreed to sell this energy on a unit-contingent basis, meaning that Genco LP will be excused (subject to the contingent payment for economic costs described below) from its obligations to deliver this energy to the extent the energy is unavailable as a result of a derating or forced outage at the South Texas Project or other specified causes.

     During the period from the closing of the first step of the sale transaction until the closing of the second step, the pricing for the energy sold under the back-to-back power purchase agreement will be at the weighted-average price achieved by Texas Genco LLC on its firm forward sales in the South ERCOT zone, subject to payment by Genco LP to Texas Genco LLC, in the event the second step does not close, of 50% of the economic cost (i.e. liquidated damages payable to third parties or cost of cover) incurred by Texas Genco LLC during that period as a result of energy from the South Texas Project being unavailable to meet the contract quantity. After any termination of the transaction agreement, the pricing for this energy will be at 90% of such weighted-average price, with no contingent payment for economic costs. The transaction agreement may be terminated under various circumstances, including a failure to close the second step of the sale transaction by April 30, 2005 (which date may be extended by either party for up to two consecutive 90-day periods if NRC approval has not yet been obtained or is being contested and all other closing conditions are capable of being satisfied).

     The second step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to us of $700 million, is expected to close during the first half of 2005 following receipt of approval from the NRC. Total cash proceeds to CenterPoint Energy from both steps of the transaction are expected to be $2.931 billion, or approximately $2.5 billion net of tax.

     We recorded an after-tax loss of approximately $214 million in 2004 related to the sale of Texas Genco and an additional after-tax loss of $152 million offsetting our interest in Texas Genco's 2004 earnings. Until the sale of Texas Genco is complete, our interest in any future Texas Genco earnings will be offset by an increase in the loss on the pending sale. The consolidated financial statements included in this annual report on Form 10-K present Texas Genco's operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

     Right of First Refusal. On September 3, 2004, Genco LP signed an agreement to purchase a portion of AEP Texas Central Company's (AEP) 25.2% interest in the South Texas Project for approximately $174 million. Once the purchase is complete, Genco LP will own an additional 13.2% interest in the South Texas Project for a total of 44%, or approximately 1,100 MW. This purchase agreement was entered into pursuant to Genco LP's right of first refusal to purchase this interest when AEP announced its agreement to sell this interest to a third party. In addition to AEP's ownership interest and Genco LP's current 30.8% ownership, the 2,500 MW nuclear plant is currently 28%-owned by City Public Service of San Antonio (CPS) and 16%-owned by Austin Energy. CPS is expected to purchase AEP's remaining 12% ownership interest under its right of first refusal. The sale is subject to approval by the NRC. Texas Genco expects to fund the purchase of its share of AEP's interest, including reimbursements of draws under letters of credit, with existing cash balances that have been provided to cash collateralize the letters of credit as described below and, if necessary, cash expected to be generated through operations. If CPS were to fail to purchase the 12% interest it has agreed to acquire, Texas Genco would purchase AEP's entire 25.2% interest in the South Texas Project, in which case Texas Genco would need approximately $158 million of additional cash. We expect this transaction will be completed by the end of the second quarter of 2005.

     In December 2004, prior to the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to Texas Genco LLC, the $250 million revolving credit facility of Genco LP was terminated and the then outstanding letters of credit aggregating $182 million issued under the facility in favor of AEP relating to the right of first refusal were cash collateralized at 105% of their face amount. In February 2005, Genco LP also established a $75 million term loan facility under which borrowings may be made for working capital purposes at the London interbank offered rate (LIBOR) plus 50 basis points. Two drawings aggregating $75 million may be made under the facility which matures on the earlier of August 2005 or the closing of the final step of the Texas Genco sale. An initial draw of $59 million was made in February 2005. This facility is secured by a lien on Texas Genco's equity and partnership interests in its subsidiaries and cash collateral accounts described above.

     Fuel Supply. The South Texas Project satisfies its fuel supply requirements by acquiring uranium concentrates, converting uranium concentrates into uranium hexafluoride, enriching uranium hexafluoride, and fabricating nuclear fuel assemblies under a number of contracts covering a portion of the fuel requirements of the South Texas Project for uranium, conversion services, enrichment services and fuel fabrication. Other than a fuel fabrication agreement that extends for the life of the South Texas Project, these contracts have varying expiration dates, and most are short to medium term (less than seven years). We believe that sufficient capacity for nuclear fuel supplies and processing currently exists to permit normal operations of the South Texas Project's generating units.

  Other

     On September 30, 2002, we distributed to our shareholders on a pro-rata basis all of the shares of RRI common stock owned by us. The consolidated financial statements have been prepared to reflect the effect of the RRI distribution. The consolidated financial statements present the RRI businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations in accordance with SFAS No. 144. As a result of the spin-off of RRI, we recorded a non-cash loss on disposal of discontinued operations of $4.4 billion in 2002, which represented the excess of the carrying value of our investment in RRI over the market value of RRI common stock at the time of the RRI Distribution.

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

     In November 2003, we sold CenterPoint Energy Management Services (CEMS), a business that provides district cooling services in the Houston, Texas central business district and related complementary energy services to district cooling customers and others. The assets and liabilities of this business have been classified in the Consolidated Balance Sheets as discontinued operations. We recorded an after-tax loss of $1 million from the sale of CEMS in the fourth quarter of 2003. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the CEMS long-lived assets based on the impending sale and to record one-time termination benefits. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

  FINANCIAL INFORMATION ABOUT SEGMENTS

     For financial information about our segments, see Note 15 to our consolidated financial statements, which note is incorporated herein by reference.

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

     We received an order from the SEC under the 1935 Act on June 30, 2003 and supplemental orders thereafter relating to our financing activities and those of our regulated subsidiaries, as well as other matters. The orders are effective until June 30, 2005. As of December 31, 2004, the orders generally permitted us and our subsidiaries to issue securities to refinance indebtedness outstanding at June 30, 2003, and authorized us and our subsidiaries to issue certain incremental external debt securities and common and preferred stock through June 30, 2005 in specified amounts, without prior authorization from the SEC. The orders also contain certain requirements regarding ratings of our securities, interest rates, maturities, issuance expenses and use of proceeds. The orders generally require that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of at least 30%. We intend to file an application for approval of our post-June 30, 2005 financing activities.

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

     The United States Congress from time to time considers legislation that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

FEDERAL ENERGY REGULATORY COMMISSION

     The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in intrastate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC.

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

     On November 25, 2003, the FERC issued Order No. 2004, the final rule modifying the Standards of Conduct applicable to electric and natural gas transmission providers, governing the relationship between regulated transmission providers and certain of their affiliates. During 2004, the FERC Order was amended three times. The rule significantly changes and expands the regulatory burdens of the Standards of Conduct and applies essentially the same standards to jurisdictional electric transmission providers and natural gas pipelines. On February 9, 2004, our natural gas pipeline subsidiaries filed Implementation Plans required under the new rule. Those subsidiaries were further required to post their Implementation Procedures on their websites by September 22, 2004, and to be in compliance with the requirements of the new rule by that date.

     CenterPoint Houston is not a "public utility" under the Federal Power Act and therefore is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction.

STATE AND LOCAL REGULATION

     Electric Transmission & Distribution. CenterPoint Houston conducts its operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers its present service area and facilities. In addition, CenterPoint Houston holds non-exclusive franchises, typically having a term of 50 years, from the incorporated municipalities in its service territory. These franchises give CenterPoint Houston the right to construct, operate and maintain its transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

     All retail electric providers in CenterPoint Houston's service area pay the same rates and other charges for transmission and distribution services.

     CenterPoint Houston's distribution rates charged to retail electric providers for residential customers are based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services. The transmission and distribution rates for CenterPoint Houston have been in effect since January 1, 2002, when electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes costs for nuclear decommissioning and municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a transition charge associated with securitization of regulatory assets and an excess mitigation credit imposed by the Texas Utility Commission.

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

     In 2004, the City of Houston, 28 other cities and the Railroad Commission approved a settlement that increased Houston Gas' base rate and service charge revenues by approximately $14 million annually.

     In February 2004, the Louisiana Public Service Commission (LPSC) approved a settlement that increased Southern Gas Operations' base rate and service charge revenues in its South Louisiana Division by approximately $2 million annually.

     In July 2004, Minnesota Gas filed an application for a general rate increase of $22 million with the Minnesota Public Utilities Commission (MPUC). Minnesota Gas and the Minnesota Department of Commerce have agreed to a settlement of all issues, including an annualized increase in the amount of $9 million, subject to approval by the MPUC. A final decision on this rate relief request is expected from the MPUC in the second quarter of 2005. Interim rates of $17 million on an annualized basis became effective on October 1, 2004, subject to refund.

     In July 2004, the LPSC approved a settlement that increased Southern Gas Operations' base rate and service charge revenues in its North Louisiana Division by approximately $7 million annually.

     In October 2004, Southern Gas Operations filed an application for a general rate increase of approximately $3 million with the Railroad Commission for rate relief in the unincorporated areas of its Beaumont, East Texas and South Texas Divisions. The Railroad Commission staff has begun its review of the request, and a decision is anticipated in April 2005.

     In November 2004, Southern Gas Operations filed an application for a general rate increase of approximately $34 million with the Arkansas Public Service Commission (APSC). The APSC staff has begun its review of the request, and a decision is anticipated in the second half of 2005.

     In December 2004, the OCC approved a settlement that increased Southern Gas Operations' base rate and service charge revenues in Oklahoma by approximately $3 million annually.

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

     In December 2003, the Department of Transportation Office of Pipeline Safety issued the final regulations to implement the Act. These regulations became effective on February 14, 2004 and provided guidance on, among other things, the areas that should be classified as HCA. Our interstate pipelines developed and implemented a written pipeline integrity management program in 2004, meeting the Depart-ment of Transportation Office of Pipeline Safety requirement of having the program in place by December 17, 2004.

     Our interstate and intrastate pipelines and our natural gas distribution companies anticipate that compliance with the new regulations will require increases in both capital and operating cost. The level of expenditures required to comply with these regulations will be dependent on several factors, including the age of the facility, the pressures at which the facility operates and the number of facilities deemed to be located in areas designated as HCA. Based on our interpretation of the rules and preliminary technical reviews, we anticipate compliance will require average annual expenditures of approximately $15 to $20 million during the initial 10-year period.

                             ENVIRONMENTAL MATTERS

     Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas pipelines, gas gathering and processing systems, and electric transmission and distribution systems we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

     - restricting the way we can handle or dispose of our wastes;

     - limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

     - requiring remedial action to mitigate pollution conditions caused by our operations, or attributable to former operations; and

     - enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     - construct or acquire new equipment;

     - acquire permits for facility operations;

     - modify or replace existing and proposed equipment; and

     - clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

     Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

     The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

     We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental remediation activities in which we are presently engaged will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

AIR EMISSIONS

     Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

WATER DISCHARGES

     Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remedial obligations.

HAZARDOUS WASTE

     Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

LIABILITY FOR REMEDIATION

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum as well as natural gas is excluded from CERCLA's definition of "hazardous substance," in the course of our ordinary operations we generate wastes that may fall within the definition of a "hazardous substance." CERCLA authorizes the United States Environmental Protection Agency (EPA) and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

LIABILITY FOR PREEXISTING CONDITIONS

     Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among the defendants in lawsuits filed beginning in August 2001 in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility," which was formerly operated by a predecessor in interest of CERC Corp. This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. We believe the ultimate cost associated with resolving this matter will not have a material impact on our financial condition or results of operations or that of CERC.

     Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC's Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

     At December 31, 2004, CERC had accrued $18 million for remediation of certain Minnesota sites. At December 31, 2004, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2004, CERC has collected or accrued $13 million from insurance companies and ratepayers to be used for future environmental remediation.

     In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned or operated by one of its former affiliates. CERC has not been named by these agencies as a PRP for any of those sites. CERC has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. We are investigating details regarding these sites and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of those sites under CERCLA and applicable state statutes, and is vigorously contesting those suits.

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

     Asbestos. A number of facilities that we own contain significant amounts of asbestos insulation and other asbestos-containing materials. We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations we own, but most existing claims relate to facilities previously owned by us but currently owned by Texas Genco LLC. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between us and Texas Genco, ultimate financial responsibility for uninsured losses relating to these claims has been assumed by Texas Genco, but under the terms of our agreement to sell Texas Genco to Texas Genco LLC, we have agreed to continue to defend such claims to the extent they are covered by insurance we maintain, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not believe, based on our experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

REGULATORY AND ENVIRONMENTAL MATTERS RELATING TO DISCONTINUED OPERATIONS

     Nuclear Regulatory Commission. Texas Genco is subject to regulation by the NRC with respect to the operation of the South Texas Project nuclear facility. This regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet applicable requirements are also required. The NRC has the ultimate authority to determine whether any nuclear-powered generating unit may operate.

     Texas Genco and the other owners of the South Texas Project are required by NRC regulations to estimate from time to time the amounts required to decommission that nuclear generating facility and are required to maintain funds to satisfy that obligation when the plant ultimately is decommissioned. CenterPoint Houston currently collects through its electric rates amounts calculated to provide sufficient funds at the time of decommissioning to discharge these obligations. Funds collected are deposited into nuclear decommissioning trusts. The beneficial ownership of the nuclear decommissioning trusts is held by Texas Genco, as a licensee of the facility. While current funding levels exceed NRC minimum requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and waste burial. In the event that funds from the trust are inadequate to decommission the facilities, CenterPoint Houston will be required by the transaction agreement with Texas Genco LLC to collect through rates or other authorized charges all additional amounts required to fund Texas Genco's obligations relating to the decommissioning of the South Texas Project.

     Nuclear Waste. Under the U.S. Nuclear Waste Policy Act of 1982, the federal government was to create a federal repository for spent nuclear fuel produced by nuclear plants like the South Texas Project. Also pursuant to that legislation a special assessment has been imposed on those nuclear plants to pay for the facility. Consistent with the Act, owners of nuclear facilities, including Texas Genco and the other owners of the South Texas Project, entered into contracts setting out the obligations of the owners and U.S. Department of Energy (DOE). Since 1998, DOE has been in default on its obligations to begin moving spent nuclear fuel from reactors to the federal repository (which still is not completed). In January 2004, Texas Genco and the other owners of the South Texas Project, along with owners of other nuclear plants, filed a breach of contract suit against DOE in order to protect against the running of a statute of limitations.

     In conjunction with Texas Genco's 30.8% ownership interest in the South Texas Project, Texas Genco bears a proportionate share of responsibility associated with the proper handling and disposal of high-level radioactive waste (spent nuclear fuel) as well as low-level radioactive waste. The South Texas Project has on-site storage facilities with the capability to store the spent nuclear fuel, and currently does store such waste on-site, per the requirements established by the NRC. There is adequate on-site storage at the South Texas Project for high-level radioactive waste over the licensed life of the two generating units.

     The 1980 Federal Low-Level Radioactive Waste Policy Act directed states to assume responsibility for the disposal of low-level radioactive waste generated within their borders. Texas does not currently have any waste disposal locations available for low-level radioactive waste. Private waste management companies are seeking to develop sites in Texas but Texas Genco cannot predict when such a site may be available. South Carolina and New Mexico operate low-level radioactive waste disposal sites that accept low-level radioactive waste from Texas. The South Texas Project disposes of its low-level radioactive waste in both South Carolina and New Mexico under short-term annual agreements. In the event that both South Carolina and New Mexico stop accepting waste in the future, and until a Texas site is functional, the South Texas Project has storage for at least five years of low-level radioactive waste generated by the project.

                                   EMPLOYEES

     As of December 31, 2004, we had 9,093 full-time employees. The following table sets forth the number of our employees by business segment:

                                                                    NUMBER REPRESENTED BY
                                                                  UNIONS OR OTHER COLLECTIVE
BUSINESS SEGMENT                                         NUMBER       BARGAINING GROUPS
----------------                                         ------   --------------------------
Electric Transmission & Distribution...................  2,952              1,272
Natural Gas Distribution...............................  4,517              1,538
Pipelines and Gathering................................    677                 --
Other Operations.......................................    947                 --
                                                         -----              -----
  Total................................................  9,093              2,810
                                                         =====              =====

     As of December 31, 2004, approximately 31% of the Company's employees are subject to collective bargaining agreements. Four of these agreements, covering approximately 9% of the Company's employees, have expired or will expire in 2005.

                               EXECUTIVE OFFICERS
                             (AS OF MARCH 1, 2005)

NAME                                        AGE                      TITLE
----                                        ---                      -----
David M. McClanahan.......................  55    President and Chief Executive Officer and
                                                  Director
Scott E. Rozzell..........................  55    Executive Vice President, General Counsel
                                                  and Corporate Secretary
Gary L. Whitlock..........................  55    Executive Vice President and Chief Financial
                                                  Officer
James S. Brian............................  57    Senior Vice President and Chief Accounting
                                                  Officer
Byron R. Kelley...........................  57    Senior Vice President and Group President
                                                  and Chief Operating Officer, CenterPoint
                                                  Energy Pipelines and Field Services
Thomas R. Standish........................  55    Senior Vice President and Group President
                                                  and Chief Operating Officer, CenterPoint
                                                  Houston

     DAVID M. MCCLANAHAN has been President and Chief Executive Officer and a director of CenterPoint Energy since September 2002. He served as Vice Chairman of Reliant Energy from October 2000 to September 2002 and as President and Chief Operating Office of Reliant Energy's Delivery Group from April 1999 to September 2002. He also served as the President and Chief Operating Officer of Reliant Energy HL&P, the electric utility division of Reliant Energy, from 1997 to 1999. He has served in various executive capacities with CenterPoint Energy since 1986. He previously served as Chairman of the Board of Directors of ERCOT and Chairman of the Board of the University of St. Thomas in Houston. He currently serves on the boards of the Edison Electric Institute and the American Gas Association.

     SCOTT E. ROZZELL has served as Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Before joining CenterPoint Energy in 2001, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P. He currently serves as Vice-Chair of the Association of Electric Companies of Texas.

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

     BYRON R. KELLEY has served as Senior Vice President and Group President and Chief Operating Officer of CenterPoint Energy Pipelines and Field Services since June 2004, having previously served as President and Chief Operating Officer of CenterPoint Energy Pipelines and Field Services since May 2003. Prior to joining CenterPoint Energy he served as President of El Paso International, a subsidiary of El Paso Corporation, from January 2001 to August 2002 and as Executive Vice President of Development, Operations and Engineering from March 1999 through December 2000. He currently serves on the Board of Directors of the Interstate Natural Gas Association of America.

     THOMAS R. STANDISH has served as Senior Vice President and Group President and Chief Operating Officer of CenterPoint Houston since June 2004, having previously served as President and Chief Operating Officer of CenterPoint Houston since August 2002. He served as President and Chief Operating Officer for both electricity and natural gas for Reliant Energy's Houston area from 1999 until August 2002, and as Senior Vice President of Distribution Customer Service for Reliant Energy HL&P from 1997 to 1999. Mr. Standish has served in various executive capacities with CenterPoint Energy since 1993. He currently serves on the Board of Directors of ERCOT.

                                  RISK FACTORS

RISK FACTORS AFFECTING OUR ELECTRIC TRANSMISSION & DISTRIBUTION BUSINESS

  CENTERPOINT HOUSTON MAY NOT BE SUCCESSFUL IN TIMELY RECOVERING THE FULL VALUE OF ITS TRUE-UP COMPONENTS.

     On March 31, 2004, CenterPoint Houston filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission. CenterPoint Houston's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback payable to CenterPoint Houston by a former affiliate. In December 2004, the Texas Utility Commission approved a final order in CenterPoint Houston's true-up proceeding authorizing CenterPoint Houston to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals. A failure by CenterPoint Houston to recover the full value of its true-up components may have an adverse impact on CenterPoint Houston's results of operations, financial condition and cash flows.

  CENTERPOINT HOUSTON'S RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

     CenterPoint Houston's receivables from the distribution of electricity are collected from retail electric providers that supply the electricity CenterPoint Houston distributes to their customers. Currently, CenterPoint Houston does business with approximately 56 retail electric providers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for CenterPoint Houston's services or could cause them to delay such payments. CenterPoint Houston depends on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations. RRI, through its subsidiaries, is CenterPoint Houston's largest customer. Approximately 69% of CenterPoint Houston's $102 million in billed receivables from retail electric providers at December 31, 2004 was owed by subsidiaries of RRI.

  RATE REGULATION OF CENTERPOINT HOUSTON'S BUSINESS MAY DELAY OR DENY CENTERPOINT HOUSTON'S ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER ITS COSTS.

     CenterPoint Houston's rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of its invested capital and its expenses incurred in a test year. Thus, the rates that CenterPoint Houston is allowed to charge may not match its expenses at any given time. While rate regulation in Texas is premised on providing an opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on its invested capital, there can be no assurance that the regulatory process in which rates are determined will always result in rates that will produce full recovery of CenterPoint Houston's costs and enable CenterPoint Houston to earn a reasonable return on its invested capital.

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

  CENTERPOINT HOUSTON'S REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     A significant portion of CenterPoint Houston's revenues is derived from rates that it collects from each retail electric provider based on the amount of electricity it distributes on behalf of such retail electric provider. Thus, CenterPoint Houston's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

RISK FACTORS AFFECTING OUR NATURAL GAS DISTRIBUTION AND PIPELINES AND GATHERING BUSINESSES

  RATE REGULATION OF CERC'S BUSINESS MAY DELAY OR DENY CERC'S ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER ITS COSTS.

     CERC's rates for its local distribution companies are regulated by certain municipalities and state commissions based on an analysis of its invested capital and its expenses incurred in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. While rate regulation in the applicable jurisdictions is, generally, premised on providing an opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on invested capital, there can be no assurance that the regulatory process in which rates are determined will always result in rates that will produce full recovery of CERC's costs and enable CERC to earn a reasonable return on its invested capital.

  CERC'S BUSINESSES MUST COMPETE WITH ALTERNATIVE ENERGY SOURCES, AND ITS PIPELINES AND GATHERING BUSINESSES MUST COMPETE DIRECTLY WITH OTHERS IN THE TRANSPORTATION, STORAGE, GATHERING, TREATING AND PROCESSING OF NATURAL GAS.

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

  CERC'S NATURAL GAS DISTRIBUTION BUSINESS IS SUBJECT TO FLUCTUATIONS IN NATURAL GAS PRICING LEVELS.

     CERC is subject to risk associated with price movements of natural gas. Movements in natural gas prices might affect CERC's ability to collect balances due from its customers and, on the regulated side, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC's tariff rates. In addition, a sustained period of high natural gas prices could apply downward demand pressure on natural gas consumption in the areas in which CERC operates and increase the risk that CERC's suppliers or customers fail or are unable to meet their obligations. Additionally, increasing gas prices could create the need for CERC to provide collateral in order to purchase gas.

  IF CERC WERE TO FAIL TO EXTEND A CONTRACT WITH ONE OF ITS SIGNIFICANT PIPELINE CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON ITS OPERATIONS.

     CERC's contract with Laclede Gas Company, one of its pipeline customers, is currently scheduled to expire in 2007. To the extent the pipeline is unable to extend this contract or the contract is renegotiated at rates substantially less than the rates provided in the current contract, there could be an adverse effect on CERC's results of operations, financial condition and cash flows.

  A DECLINE IN CERC'S CREDIT RATING COULD RESULT IN CERC'S HAVING TO PROVIDE COLLATERAL IN ORDER TO PURCHASE GAS.

     If CERC's credit rating were to decline, it might be required to post cash collateral in order to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC might be unable to obtain the necessary natural gas to meet its contractual distribution obligations, and its results of operations, financial condition and cash flows would be adversely affected.

  CERC'S INTERSTATE PIPELINES' AND NATURAL GAS GATHERING AND PROCESSING BUSINESS' REVENUES AND RESULTS OF OPERATIONS ARE SUBJECT TO FLUCTUATIONS IN THE SUPPLY OF GAS.

     CERC's interstate pipelines and natural gas gathering and processing business largely rely on gas sourced in the various supply basins located in the Midcontinent region of the United States. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on CERC's results of operations, financial condition and cash flows.

  CERC'S REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     A substantial portion of CERC's revenues is derived from natural gas sales and transportation. Thus, CERC's revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

RISK FACTORS AFFECTING TEXAS GENCO

     Until the closing of the merger of Texas Genco with a subsidiary of Texas Genco LLC, which is expected to occur during the first half of 2005 following receipt of approval from the NRC, Texas Genco's operations at the South Texas Project nuclear generating station will continue to be a part of our business. The application for approval is currently pending before the NRC.

  TEXAS GENCO HAS SOLD FORWARD A SUBSTANTIAL PORTION OF ITS SHARE OF THE POWER GENERATED BY THE SOUTH TEXAS PROJECT TO TEXAS GENCO LLC. ACCORDINGLY, TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF TEXAS GENCO LLC FAILS TO MEET ITS PURCHASE OBLIGATIONS.

     In connection with the sale of Texas Genco's fossil generation assets to Texas Genco LLC, Genco LP entered into a power purchase and sale agreement with Texas Genco LLC, which we refer to as the back-to-back power purchase agreement. Under this agreement, Genco LP has sold forward a substantial portion of Genco LP's share of the energy from the South Texas Project through December 31, 2008. In the event Texas Genco LLC fails to meet its purchase obligations under the back-to-back power purchase agreement, Texas Genco's results of operations, financial condition and cash flows could be adversely affected. As of December 31, 2004, Texas Genco LLC's securities ratings were below investment grade.

  TEXAS GENCO IS SUBJECT TO OPERATIONAL AND MARKET RISKS ASSOCIATED WITH ITS FUTURE CAPACITY AUCTIONS AND OTHER FUTURE SALES.

     Although Texas Genco has already sold forward a substantial portion of its share of the energy from the South Texas Project, it currently remains obligated to sell 15% of its share of installed generation capacity from the South Texas Project and related ancillary services pursuant to PUC-mandated auctions. In these auctions, Texas Genco will be required to sell firm entitlements on a forward basis to capacity and ancillary services dispatched within specified operational constraints. In addition to its capacity auctions, Texas Genco may from time to time sell any excess capacity or energy generated by the South Texas Project forward on a firm or interruptible basis. Accordingly, unanticipated unit outages or other problems with the South Texas Project could result in Texas Genco's firm capacity and ancillary services commitments under its future capacity auctions or other future sales exceeding its available generation capacity. As a result, an unexpected outage at the South Texas Project could require Texas Genco to obtain replacement power from third parties in the open market in order to satisfy its obligations. The cost of any such replacement power would likely exceed the cost of generating power at the South Texas Project.

     Under the Texas electric restructuring law, Texas Genco and other power generators in Texas are not subject to traditional cost-based regulation and, therefore, may sell electric generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. As a result, Texas Genco is not guaranteed any rate of return on its capital investments through mandated rates, and its revenues and results of operations associated with future sales depend, in part, upon prevailing market prices for electricity in the ERCOT market. Market prices for electricity, generation capacity, energy and ancillary services may fluctuate substantially. The gross margins generated by Texas Genco's future sales will be directly impacted by natural gas prices. Because the South Texas Project's fuel costs are largely fixed under contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas because natural gas is the marginal fuel for facilities serving the ERCOT market during most hours. As a result, the price customers are willing to pay for entitlements to Texas Genco's future capacity not sold forward under the back-to-back power purchase agreement will generally rise and fall with natural gas prices.

     Market prices in the ERCOT market may also fluctuate substantially due to other factors. Such fluctuations may occur over relatively short periods of time. Volatility in market prices may result from:

     - oversupply or undersupply of generation capacity;

     - power transmission or fuel transportation constraints or inefficiencies;

     - weather conditions;

     - seasonality;

     - availability and market prices for natural gas or other fuels;

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

  IF THE SALE OF TEXAS GENCO TO TEXAS GENCO LLC IS NOT COMPLETED, TEXAS GENCO MAY BE OBLIGATED TO PAY LIQUIDATED DAMAGES TO TEXAS GENCO LLC RELATING TO COSTS INCURRED BY TEXAS GENCO LLC AS A RESULT OF ENERGY FROM THE SOUTH TEXAS PROJECT BEING UNAVAILABLE AND THE PRICING OF ENERGY TEXAS GENCO SELLS UNDER THE BACK-TO-BACK POWER PURCHASE AGREEMENT WILL BE REDUCED IN THE FUTURE.

     During the period from December 15, 2004 until the closing of the sale of Texas Genco to Texas Genco LLC, the price for the energy sold by Texas Genco under the back-to-back power purchase agreement will be the weighted-average price achieved by Texas Genco LLC on its firm forward sales in the South ERCOT zone. However, in the event the sale does not close, Genco LP will be obligated to pay Texas Genco LLC 50% of the economic cost (i.e. liquidated damages payable to third parties or cost of cover) Texas Genco LLC incurs as a result of energy from the South Texas Project being unavailable to meet the contract quantity during the period from December 15, 2004 to the termination of the agreement governing the sale of Texas Genco. In addition, after any termination of this sale agreement, the pricing for the energy sold under the back-to-back power purchase agreement will be 90% of such weighted-average price, with no contingent payment for economic costs. The sale agreement may be terminated under various circumstances, including a failure to close the second step of the sale transaction by April 30, 2005 (which date may be extended by either party for up to two consecutive 90-day periods if NRC approval has not yet been obtained or is being contested and all other closing conditions are capable of being satisfied). We currently expect to obtain NRC approval in the first half of 2005.

  THERE COULD BE A SIGNIFICANT DISRUPTION IN TEXAS GENCO'S OPERATIONS IF TEXAS GENCO LLC FAILS TO PERFORM ITS OBLIGATIONS UNDER THE SERVICES AGREEMENT.

     In connection with the sale of Texas Genco's fossil generation assets to Texas Genco LLC, Genco LP entered into a services agreement with Texas Genco LLC under which Texas Genco LLC has agreed to, among other things, provide energy scheduling services to Genco LP, administer Genco LP's PUC-mandated capacity auctions and administer Genco LP's energy sales transactions. In the event Texas Genco LLC fails to perform its obligations under the services agreement or the services agreement is terminated, Texas Genco will be required to engage another service provider or develop the infrastructure to resume the functions being performed by Texas Genco LLC under the services agreement. If Texas Genco is unable to do so, there could be a significant disruption in its operations.

  THE OPERATION OF THE SOUTH TEXAS PROJECT INVOLVES RISKS THAT COULD ADVERSELY AFFECT TEXAS GENCO'S REVENUES, COSTS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     The South Texas Project is owned as a tenancy in common among Genco LP and other co-owners. Each co-owner has an undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. Genco LP currently owns a 30.8% interest in the South Texas Project and currently bears a corresponding 30.8% share of the capital and operating costs associated with the project. This interest is subject to increase by up to an additional 25.2% pursuant to Texas Genco's exercise of its right of first refusal as described under "Our Business -- Discontinued Operations -- Texas Genco -- Right of First Refusal." This purchase may occur prior to the completion of the sale of Texas Genco to Texas Genco LLC. Genco LP and the other co-owners have organized the STP Nuclear Operating Company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors composed of one director appointed by each of the co-owners, along with the chief executive officer of STPNOC. The ownership of an interest in and operation of the South Texas Project are subject to various risks, any of which could adversely affect Texas Genco's revenues, costs, results of operations, financial condition and cash flows. These risks include:

     - liability associated with the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

     - limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations;

     - uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives;

     - breakdown or failure of equipment or processes;

     - operating performance below expected levels of output or efficiency;

     - disruptions in the transmission of electricity;

     - shortages of equipment, material or labor;

     - labor disputes;

     - fuel supply interruptions;

     - limitations that may be imposed by regulatory requirements, including, among others, environmental standards;

     - limitations imposed by the ERCOT ISO;

     - governmental action, including on a preemptive basis;

     - violations of permit limitations;

     - operator error; and

     - catastrophic events such as fires, hurricanes, explosions, floods, terrorist attacks or other similar occurrences.

     The South Texas Project may require significant capital expenditures to keep it operating at high efficiency and to meet regulatory requirements and is also likely to require periodic upgrading and improvement. Any unexpected failure to produce power, including failure caused by breakdown or forced outage, could result in increased costs of operations and reduced earnings.

  THE POWER GENERATED BY THE SOUTH TEXAS PROJECT IS TRANSMITTED THROUGH POWER TRANSMISSION AND DISTRIBUTION FACILITIES THAT TEXAS GENCO DOES NOT OWN OR CONTROL. IF TRANSMISSION SERVICE IS DISRUPTED DUE TO A FORCE MAJEURE EVENT, TEXAS GENCO LLC WILL NOT BE OBLIGATED TO PURCHASE POWER FROM GENCO LP UNDER THE BACK-TO-BACK POWER PURCHASE AGREEMENT DURING THE COURSE OF SUCH OUTAGE.

     The power generated by the South Texas Project is transmitted through transmission and distribution facilities owned and operated by CenterPoint Houston and by others. If transmission service is disrupted due to a force majeure event, Texas Genco LLC will not be obligated to purchase power from Genco LP under the back-to-back power purchase agreement during the course of such outage, which would adversely impact Texas Genco's results of operations, financial condition and cash flows.

  TEXAS GENCO'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED BY A DISRUPTION OF FUEL SUPPLIES FOR THE SOUTH TEXAS PROJECT.

     The South Texas Project satisfies its fuel supply requirements by acquiring uranium concentrates, converting uranium concentrates into uranium hexafluoride, enriching uranium hexafluoride, and fabricating nuclear fuel assemblies under a number of contracts covering a portion of the fuel requirements of the South Texas Project for uranium, conversion services, enrichment services and fuel fabrication. Other than a fuel fabrication agreement that extends for the life of the South Texas Project, these contracts have varying expiration dates, and most are short to medium term (less than seven years). We believe that sufficient capacity for nuclear fuel supplies and processing currently exists to permit normal operations of the South Texas Project's nuclear powered generating units, however, any disruption in fuel supplies or processing services could adversely affect Texas Genco's results of operations, financial condition and cash flows.

  TEXAS GENCO'S OPERATIONS ALSO ARE SUBJECT TO EXTENSIVE REGULATION, INCLUDING ENVIRONMENTAL REGULATIONS. IF TEXAS GENCO FAILS TO COMPLY WITH APPLICABLE REGULATIONS OR TO OBTAIN OR MAINTAIN ANY NECESSARY GOVERNMENTAL PERMIT OR APPROVAL, IT MAY BE SUBJECT TO CIVIL, ADMINISTRATIVE AND/OR CRIMINAL PENALTIES THAT COULD ADVERSELY IMPACT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

     Texas Genco's business is subject to extensive environmental regulation by federal, state and local authorities. Texas Genco is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating its facilities. Texas Genco may incur significant additional costs to comply with these requirements. If Texas Genco were to fail to comply with these requirements or with any other regulatory requirements that apply to its operations, it could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail its operations. These liabilities or actions could adversely impact its results of operations, financial condition and cash flows.

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

     STPNOC may not be able to obtain or maintain from time to time all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if STPNOC fails to obtain and comply with them, it may not be able to operate the South Texas Project or it may be required to incur additional costs. Texas Genco is generally responsible for its proportionate share of on-site liabilities associated with the environmental condition of the South Texas Project, regardless of when the liabilities arose and whether the liabilities are known or unknown. These liabilities may be substantial.

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

  IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of December 31, 2004, we had $9.0 billion of outstanding indebtedness on a consolidated basis. As of March 7, 2005, approximately $1.9 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $101 million on transition bonds. The success of our future financing efforts may depend, at least in part, on:

     - the timing and amount of our recovery of the true-up components and our ability to monetize our remaining interest in Texas Genco;

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

     - our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from us;

     - provisions of relevant tax and securities laws; and

     - our ability to obtain approval of specific financing transactions under the 1935 Act.

     As of March 1, 2005, our CenterPoint Houston subsidiary had $3.3 billion principal amount of general mortgage bonds outstanding and $253 million of first mortgage bonds outstanding. It may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $500 million of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2004, CenterPoint Houston has agreed under the $1.3 billion collateralized term loan maturing in November 2005 to not issue, subject to certain exceptions, more than $200 million of any incremental secured or unsecured debt. In addition, CenterPoint Houston is contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds. CenterPoint Houston's $1.3 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by CenterPoint Houston in excess of $200 million be used to repay borrowings under such facility.

     Our capital structure and liquidity will be affected significantly by the securitization of approximately $1.8 billion of costs authorized for recovery in our proceeding regarding the transition to competitive retail markets in Texas. In addition, we will receive an additional $700 million from the sale of Texas Genco and its remaining operations, which is scheduled to occur in the first half of 2005 but remains subject to various conditions, including approval of the NRC.

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

  IF THE SALE OF CENTERPOINT ENERGY'S INTEREST IN TEXAS GENCO TO TEXAS GENCO LLC DOES NOT CLOSE, CENTERPOINT ENERGY MAY PURSUE OTHER MEANS FOR MONETIZING ITS REMAINING INTEREST IN TEXAS GENCO AND NO ASSURANCE CAN BE GIVEN THAT SUCH EFFORTS WOULD BE SUCCESSFUL.

     On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash, of which $2.231 billion was distributed to CenterPoint Energy. The sale was part of the first step of the transaction previously announced in July 2004 in which Texas Genco LLC (formerly known as GC Power Acquisition LLC), an entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group, agreed to acquire Texas Genco for approximately $3.65 billion in cash. The second step of the transaction, in which Texas Genco is expected to merge with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to CenterPoint Energy of $700 million, is expected to close during the first half of 2005 following receipt of approval from the NRC. The closing of the second step of the overall sale transaction is subject to various closing conditions, including receipt of approval from the NRC. If the conditions are not satisfied and the second step does not close, CenterPoint Energy will not receive the $700 million it currently expects Texas Genco LLC to pay as consideration for CenterPoint Energy's interest in Texas Genco. In such an event, CenterPoint Energy may pursue other means for monetizing its remaining interest in Texas Genco and no assurance can be given that such efforts would be successful.

  AS A HOLDING COMPANY WITH NO OPERATIONS OF OUR OWN, WE WILL DEPEND ON DISTRIBUTIONS FROM OUR SUBSIDIARIES TO MEET OUR PAYMENT OBLIGATIONS, AND PROVISIONS OF APPLICABLE LAW OR CONTRACTUAL RESTRICTIONS COULD LIMIT THE AMOUNT OF THOSE DISTRIBUTIONS.

     We derive all our operating income from, and hold all our assets through, our subsidiaries. As a result, we will depend on distributions from our subsidiaries in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends and those under the 1935 Act, limit their ability to make payments or other distributions to us, and they could agree to contractual restrictions on their ability to make distributions.

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

  AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS AND EARNINGS.

     As of December 31, 2004, we had $1.5 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

  THE USE OF DERIVATIVE CONTRACTS BY US AND OUR SUBSIDIARIES IN THE NORMAL COURSE OF BUSINESS COULD RESULT IN FINANCIAL LOSSES THAT NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND THOSE OF OUR SUBSIDIARIES.

     We and our subsidiaries use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity and financial market risks. We and our subsidiaries could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

OTHER RISKS

  WE AND CENTERPOINT HOUSTON COULD INCUR LIABILITIES ASSOCIATED WITH BUSINESSES AND ASSETS THAT WE HAVE TRANSFERRED TO OTHERS.

     Under some circumstances, we and CenterPoint Houston could incur liabilities associated with assets and businesses we and CenterPoint Houston no longer own. These assets and businesses were previously owned by Reliant Energy, Incorporated directly or through subsidiaries and include:

     - those transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001; and

     - those transferred to Texas Genco in connection with its organization and capitalization.

     In connection with the organization and capitalization of RRI, RRI and its subsidiaries assumed liabilities associated with various assets and businesses transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy, Incorporated has not been released from the liability in connection with the transfer, we or CenterPoint Houston could be responsible for satisfying the liability.

     RRI reported in its Annual Report on Form 10-K for the year ended December 31, 2004 that as of December 31, 2004 it had $5.2 billion of total debt and its unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI's creditors might be made against us as its former owner.

     Reliant Energy, Incorporated and RRI are named as defendants in a number of lawsuits arising out of power sales in California and other West Coast markets and financial reporting matters. Although these matters relate to the business and operations of RRI, claims against Reliant Energy, Incorporated have been made on grounds that include the effect of RRI's financial results on Reliant Energy, Incorporated's historical financial statements and liability of Reliant Energy, Incorporated as a controlling shareholder of RRI. We or CenterPoint Houston could incur liability if claims in one or more of these lawsuits were successfully asserted against us or CenterPoint Houston and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

     In connection with the organization and capitalization of Texas Genco, Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy, Incorporated transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were held by CenterPoint Houston and CenterPoint Houston was not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. In connection with the sale of Texas Genco's fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC, the separation agreement we entered into with Texas Genco in connection with the organization and capitalization of Texas Genco was amended to provide that all of Texas Genco's rights and obligations under the separation agreement relating to its fossil generation assets, including Texas Genco's obligation to indemnify us with respect to liabilities associated with the fossil generation assets and related business, were assigned to and assumed by Texas Genco LLC. In addition, under the amended separation agreement, Texas Genco is no longer liable for, and CenterPoint Energy has assumed and agreed to indemnify Texas Genco LLC against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies or other similar agreements held by CenterPoint Energy. If Texas Genco or Texas Genco LLC were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy, Incorporated had not been released from the liability in connection with the transfer, CenterPoint Houston could be responsible for satisfying the liability.

  WE, TOGETHER WITH OUR SUBSIDIARIES, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

     We and our subsidiaries are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

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

     We must seek a new financing order under the 1935 Act for approval of our post-June 30, 2005 financing activities before the current financing order expires on June 30, 2005. If we are unable to obtain a new financing order, we would generally be unable to engage in any financing transactions, including the refinancing of existing obligations after June 30, 2005.

     If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

     The United States Congress from time to time considers legislation that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

  OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future at current costs or on commercially reasonable terms or that the insurance proceeds received for any loss of, or any damage to, any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.

     Texas Genco and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of December 31, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them.

     In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. If CenterPoint Houston were to sustain any loss of, or damage to, its transmission and distribution properties, it would be entitled to seek to recover such loss or damage through a change in its regulated rates, although there is no assurance that CenterPoint Houston ultimately would obtain any such rate recovery or that any such rate recovery would be timely granted. Therefore, we cannot assure you that CenterPoint Houston will be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

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

ITEM 3.  LEGAL PROCEEDINGS

     For a brief description of certain legal and regulatory proceedings affecting us, please read "Regulation" and "Environmental Matters" in Item 1 of this report and Notes 4 and 11(c) to our consolidated financial statements, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the vote of our security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of February 28, 2005, our common stock was held of record by approximately 58,677 shareholders. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol "CNP."

     The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods. Cash dividends paid aggregated $0.40 per share in both 2003 and 2004.

                                                             MARKET PRICE     DIVIDEND
                                                            ---------------   DECLARED
                                                             HIGH     LOW     PER SHARE
                                                            ------   ------   ---------
2003
First Quarter.............................................                      $0.10
  January 6...............................................  $ 8.55
  February 25.............................................           $ 4.50
Second Quarter............................................                      $0.20(1)
  April 2.................................................           $ 7.37
  May 28..................................................  $ 9.74
Third Quarter.............................................                           (1)
  July 17.................................................           $ 7.71
  September 29............................................  $ 9.38
Fourth Quarter............................................                      $0.10
  November 3..............................................  $10.11
  December 11.............................................           $ 9.15
2004
First Quarter.............................................                      $0.10
  January 2...............................................           $ 9.72
  March 31................................................  $11.43
Second Quarter............................................                      $0.10
  April 2.................................................  $11.88
  May 11..................................................           $10.25
Third Quarter.............................................                      $0.10
  July 20.................................................  $12.21
  September 24............................................           $10.02
Fourth Quarter............................................                      $0.10
  October 25..............................................           $10.41
  December 15.............................................  $11.34

---------------

(1) The $0.20 per share dividend for the second quarter of 2003 included the third quarter dividend declared on June 18, 2003 and paid on September 10, 2003.

     The closing market price of our common stock on December 31, 2004 was $11.30 per share.

     The 1935 Act restricts the source of our dividend payments to current and retained earnings, in the absence of approval from the SEC under the 1935 Act to pay dividends out of capital or unearned surplus.

     In addition to the limitation imposed by the 1935 Act, the amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

  Recent Sales of Unregistered Securities

     In December 2004, we awarded Milton Carroll 20,000 shares of our common stock pursuant to an agreement under which he serves as Chairman of our Board of Directors. We relied on the private placement exemption from registration under
Section 4(2) of the Securities Act of 1933.

  Repurchases of Equity Securities

     During the quarter ended December 31, 2004, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                          2000     2001(1)    2002     2003(2)   2004(3)
                                                         -------   -------   -------   -------   -------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................................  $ 6,949   $ 7,148   $ 6,438   $ 7,790   $ 8,510
                                                         -------   -------   -------   -------   -------
Income from continuing operations before extraordinary
  loss and cumulative effect of accounting change......       52       357       482       409       205
Discontinued operations, net of tax....................      395       565    (4,402)       75      (133)
Extraordinary loss, net of tax.........................       --        --        --        --      (977)
Cumulative effect of accounting change, net of tax.....       --        58        --        --        --
                                                         -------   -------   -------   -------   -------
Net income (loss) attributable to common
  shareholders.........................................  $   447   $   980   $(3,920)  $   484   $  (905)
                                                         =======   =======   =======   =======   =======
Basic earnings (loss) per common share:
  Income from continuing operations before
    extraordinary loss and cumulative effect of
    accounting change..................................  $  0.18   $  1.23   $  1.62   $  1.35   $  0.67
  Discontinued operations, net of tax..................     1.39      1.95    (14.78)     0.24     (0.43)
  Extraordinary loss, net of tax.......................       --        --        --        --     (3.18)
  Cumulative effect of accounting change, net of tax...       --      0.20        --        --        --
                                                         -------   -------   -------   -------   -------
Basic earnings (loss) per common share.................  $  1.57   $  3.38   $(13.16)  $  1.59   $ (2.94)
                                                         =======   =======   =======   =======   =======
Diluted earnings (loss) per common share:
  Income from continuing operations before
    extraordinary loss and cumulative effect of
    accounting change..................................  $  0.18   $  1.22   $  1.61   $  1.24   $  0.61
  Discontinued operations, net of tax..................     1.38      1.93    (14.69)     0.22     (0.37)
  Extraordinary loss, net of tax.......................       --        --        --        --     (2.72)
  Cumulative effect of accounting change, net of tax...       --      0.20        --        --        --
                                                         -------   -------   -------   -------   -------
Diluted earnings (loss) per common share...............  $  1.56   $  3.35   $(13.08)  $  1.46   $ (2.48)
                                                         =======   =======   =======   =======   =======
Cash dividends paid per common share...................  $  1.50   $  1.50   $  1.07   $  0.40   $  0.40
Dividend payout ratio from continuing operations.......      833%      122%       66%       30%       60%
Return from continuing operations on average common
  equity...............................................      1.0%      5.8%     11.8%     25.7%     14.4%
Ratio of earnings from continuing operations to fixed
  charges..............................................     1.39      1.99      2.03      1.81      1.43
At year-end:
  Book value per common share..........................  $ 19.10   $ 22.77   $  4.74   $  5.77   $  3.59
  Market price per common share........................    43.31     26.52      8.01      9.69     11.30
  Market price as a percent of book value..............      227%      116%      169%      168%      315%
  Assets of discontinued operations....................  $18,479   $16,840   $ 4,594   $ 4,244   $ 1,565
  Total assets.........................................   35,936    32,020    20,635    21,461    18,162
  Short-term borrowings................................    4,799     3,469       347        63        --
  Long-term debt obligations, including current
    maturities.........................................    4,989     4,712     9,996    10,939     9,029
  Trust preferred securities(4)........................      705       706       706        --        --
  Cumulative preferred stock...........................       10        --        --        --        --
  Capitalization:
    Common stock equity................................       49%       55%       12%       14%       11%
    Trust preferred securities.........................        6%        6%        6%       --        --
    Long-term debt, including current maturities.......       45%       39%       82%       86%       89%
  Capital expenditures, excluding discontinued
    operations.........................................  $   653   $   802   $   566   $   497   $   530

---------------

(1) 2001 net income includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ($58 million after-tax gain, or $0.20 earnings per basic and diluted share). For additional information related to the cumulative effect of accounting change, please read Note 5 to our consolidated financial statements.

(2) 2003 net income includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" ($80 million after-tax gain, or $0.26 and $0.24 earnings per basic and diluted share, respectively), which is included in discontinued operations related to Texas Genco.

(3) 2004 net income includes an after-tax extraordinary loss of $977 million ($3.18 and $2.72 loss per basic and diluted share, respectively) based on our analysis of the Texas Utility Commission's deliberations in the 2004 True-Up Proceeding. Additionally, we recorded a net after-tax loss of approximately $133 million ($0.43 and $0.37 loss per basic and diluted share, respectively) in 2004 related to our interest in Texas Genco. For more information on these and other matters currently affecting us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive Summary -- Significant Events in 2005."

(4) The subsidiary trusts that issued trust preferred securities have been deconsolidated as a result of the adoption of FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46) and the subordinated debentures issued to those trusts are now reported as long-term debt effective December 31, 2003. For additional information related to the adoption of FIN 46, please read Note 2(n) to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 herein.

                                    OVERVIEW

BACKGROUND

     We are a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) in compliance with requirements of the Texas Electric Choice Plan (Texas electric restructuring law). We are the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. Our operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. We are a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). For information about the 1935 Act, please read " -- Liquidity and Capital Resources -- Future Sources and Uses of Cash -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock." Our indirect wholly owned subsidiaries include:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which owns and operates our electric transmission and distribution business in the Texas Gulf Coast area; and

     - CenterPoint Energy Resources Corp. (CERC Corp., and together with its subsidiaries, CERC), which owns and operates our local gas distribution companies, interstate pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed price physical natural gas supplies to commercial and industrial customers and natural gas distributors.

     In July 2004, we announced our agreement to sell our majority owned subsidiary, Texas Genco Holdings, Inc. (Texas Genco), to Texas Genco LLC (formerly known as GC Power Acquisition LLC), an entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to us. Texas Genco's principal remaining asset is its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment of $700 million to us, is expected to close during the first half of 2005, following receipt of approval from the Nuclear Regulatory Commission (NRC).

     At the time of Reliant Energy's corporate restructuring, it owned an 83% interest in Reliant Resources, Inc., now known as Reliant Energy, Inc. (RRI). On September 30, 2002, we distributed that interest to our shareholders (the RRI Distribution).

BUSINESS SEGMENTS

     In this section, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. CenterPoint Energy is first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our transmission and distribution services remain subject to rate regulation and are reported in the Electric Transmission & Distribution business segment as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated utility. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of our former integrated electric utility, Reliant Energy HL&P, through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission & Distribution business segment. Our reportable business segments include:

  Electric Transmission & Distribution

     Our electric transmission and distribution operations provide electric transmission and distribution services to retail electric providers serving approximately 1.9 million metered customers in a 5,000-square-mile area of the Texas Gulf coast that has a population of approximately 4.8 million people and includes Houston.

     On behalf of retail electric providers, CenterPoint Houston delivers electricity from power plants to substations and from one substation to another and to retail electric customers in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT). ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and retail electric providers. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. Transmission services are provided under tariffs approved by the Public Utility Commission of Texas (the Texas Utility Commission).

     Operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and other call center operations. Distribution services are provided under tariffs approved by the Texas Utility Commission.

  Natural Gas Distribution

     CERC owns and operates our natural gas distribution business, which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. These operations are regulated as natural gas utility operations. Its operations also include non-rate regulated retail and wholesale gas sales to, and transportation services for, commercial and industrial customers in the six states listed above as well as several other Midwestern states.

  Pipelines and Gathering

     CERC's pipelines and gathering business operates two interstate natural gas pipelines as well as gas gathering facilities and also provides pipeline services. CERC's gathering operations are conducted by a wholly owned gas gathering subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS is a natural gas gathering and processing business serving natural gas fields in the Midcontinent basin of the United States that interconnect with CERC's pipelines, as well as other interstate and intrastate pipelines. CEFS operates gathering pipelines, which collect natural gas from approximately 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas. CEFS, through its Service Star operating division, provides remote data monitoring and communications services to affiliates and third parties. The Service Star operating division currently provides monitoring activities at over 6,000 locations across Alabama, Arkansas, Kansas, Oklahoma, Louisiana, Mississippi, Missouri, New Mexico, Texas and Wyoming.

  Other Operations

     Our Other Operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

                               EXECUTIVE SUMMARY

RECENT EVENTS

  2004 TRUE-UP PROCEEDING

     Pursuant to the Texas Electric Choice Plan (the Texas electric restructuring law), CenterPoint Houston is permitted to recover certain costs associated with the transition to a competitive retail electric market in Texas. The amount of costs recoverable was determined in a true-up proceeding before the Texas Utility Commission. In March 2004, CenterPoint Houston filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission. CenterPoint Houston's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from RRI. In June, July and September 2004, the Texas Utility Commission conducted hearings on and held public meetings addressing CenterPoint Houston's true-up application. In December 2004, the Texas Utility Commission approved a final order in CenterPoint Houston's true-up proceeding authorizing CenterPoint Houston to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. Based on our analysis of the Texas Utility Commission's final order, we recorded an after-tax charge to earnings in 2004 of $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. Additionally, we have recorded other income of $226 million in the fourth quarter of 2004 representing the return on our true-up balance for the years 2002, 2003 and 2004 based on the Texas Utility Commission's final decision on this matter. In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

     In December 2004, CenterPoint Houston filed for approval of a financing order to issue transition bonds to securitize its true-up balance, which will be adjusted downward to reflect the benefit of certain deferred taxes previously recovered through rates, and upward to reflect the accrual of interest and payment of excess mitigation credits occurring after August 31, 2004. On March 9, 2005, the Texas Utility Commission issued its order allowing CenterPoint Houston to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge. CenterPoint Houston also has filed an application for a competition transition charge to recover any portion of its adjusted true-up balance that it is not able to recover through the issuance of transition bonds. Hearings in this proceeding are scheduled for April 2005.

     The balance approved by the Texas Utility Commission in the 2004 True-Up Proceeding includes $699 million in environmental expenditures incurred by Texas Genco, of which approximately $50 million was not projected to be spent until 2005 and 2006. CenterPoint Houston has agreed to return to its customers any funds not expended on environmental projects by December 31, 2006. The December 2004 final order in the 2004 True-Up Proceeding requires CenterPoint Houston to demonstrate by January 31, 2007, that the $699 million was spent on environmental projects or to refund its customers the unspent funds, along with interest.

SALE OF TEXAS GENCO

     Disposition. On December 14, 2004, Texas Genco merged with an indirect wholly owned subsidiary of CenterPoint Energy. As a result of the merger, Texas Genco became our indirect wholly owned subsidiary, and all of Texas Genco's publicly held shares (other than 227 shares held by shareholders who validly perfected their dissenter's rights under Texas law) were converted into the right to receive $47 per share in cash without interest (the Merger Consideration) less any applicable withholding taxes. In connection with the merger, Texas Genco entered into a credit agreement (the Overnight Bridge Loan) under which it borrowed approximately $716 million on December 14, 2004 to finance the payment of the aggregate Merger Consideration payable as a result of the merger. Texas Genco's shares ceased to be publicly traded as of the close of trading on December 14, 2004. The merger was part of the first step of the sale transaction announced in July 2004 in which Texas Genco LLC agreed to acquire Texas Genco for approximately $3.65 billion in cash.

     On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Texas Genco used approximately $716 million of the cash proceeds from the sale to repay the Overnight Bridge Loan and distributed $2.231 billion, consisting of the balance of the cash proceeds from the sale and cash on hand, to us. We used the proceeds primarily to repay outstanding indebtedness.

     In connection with the sale of Texas Genco's fossil generation assets to Texas Genco LLC, Texas Genco, LP, a subsidiary of Texas Genco (Genco LP), also entered into a services agreement with Texas Genco LLC, under which Texas Genco LLC has agreed to provide at cost energy dispatch and coordination services to Genco LP, administer Genco LP's PUC-mandated capacity auctions and market Genco LP's excess capacity and energy to third parties. For those services, Genco LP will pay a monthly fee.

     Following the sale of its fossil generation assets, Texas Genco's principal remaining asset is its interest in the South Texas Project Electric Generating Station, a nuclear generating facility (South Texas Project). Texas Genco currently owns a 30.8% interest in the South Texas Project, that is subject to increase pursuant to the right of first refusal described below, and currently bears a corresponding 30.8% share of the capital and operating costs associated with the project.

     In connection with the sale of Texas Genco's fossil generation assets to Texas Genco LLC, Genco LP entered into a power purchase and sale agreement with a subsidiary of Texas Genco LLC, which we refer to as the back-to-back power purchase agreement. Under this agreement, Genco LP has agreed to sell forward a substantial portion of Genco LP's total share of the energy from the South Texas Project through December 31, 2008. Genco LP has agreed to sell this energy on a unit-contingent basis, meaning that Genco LP will be excused (subject to the contingent payment for economic costs described below) from its obligations to deliver this energy to the extent the energy is unavailable as a result of a derating or forced outage at the South Texas Project or other specified causes.

     During the period from the closing of the first step of the sale transaction until the closing of the second step, the pricing for the energy sold under the back-to-back power purchase agreement will be at the weighted-average price achieved by Texas Genco LLC on its firm forward sales in the South ERCOT zone, subject to payment by Genco LP to Texas Genco LLC, in the event the second step does not close, of 50% of the economic cost (i.e., liquidated damages payable to third parties or cost of cover) incurred by Texas Genco LLC during that period as a result of energy from the South Texas Project being unavailable to meet the contract quantity. After any termination of the transaction agreement, the pricing for this energy will be at

90% of such weighted-average price, with no contingent payment for economic costs. The transaction agreement may be terminated under various circumstances, including a failure to close the second step of the sale transaction by April 30, 2005 (which date may be extended by either party for up to two consecutive 90-day periods if NRC approval has not yet been obtained or is being contested and all other closing conditions are capable of being satisfied).

     The second step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to us of $700 million, is expected to close during the first half of 2005 following receipt of approval from the NRC. Total cash proceeds to CenterPoint Energy from both steps of the transaction are expected to be $2.931 billion.

     We recorded an after-tax loss of approximately $214 million in 2004 related to the sale of Texas Genco and an additional after-tax loss of $152 million offsetting our interest in Texas Genco's 2004 earnings from July 1, 2004. Until the sale of Texas Genco is complete, our interest in any future Texas Genco earnings will be offset by an increase in the loss on the pending sale. The consolidated financial statements included in this annual report on Form 10-K present Texas Genco's operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144).

     Right of First Refusal. In September 2004, Genco LP signed an agreement to purchase a portion of AEP Texas Central Company's (AEP) 25.2% interest in the South Texas Project for approximately $174 million. Once the purchase is complete, Genco LP will own an additional 13.2% interest in the South Texas Project for a total of 44%, or approximately 1,100 MW. This purchase agreement was entered into pursuant to Genco LP's right of first refusal to purchase this interest when AEP announced its agreement to sell this interest to a third-party. In addition to AEP's ownership interest and Genco LP's current 30.8% ownership, the 2,500 MW nuclear plant is currently 28%-owned by City Public Service of San Antonio (CPS) and 16%-owned by Austin Energy. CPS is expected to purchase AEP's remaining 12% ownership interest under its right of first refusal. The sale is subject to approval by the NRC. Texas Genco expects to fund the purchase of its share of AEP's interest, including reimbursements of draws under letters of credit, with existing cash balances that have been provided to cash collateralize the letters of credit as described below and, if necessary, cash expected to be generated through operations. If CPS were to default and fail to purchase the 12% interest it has agreed to acquire, Texas Genco would purchase AEP's entire 25.2% interest in the South Texas Project, in which case Texas Genco would need approximately $158 million of additional cash. We expect this transaction will be completed by the end of the second quarter of 2005.

     In December 2004, prior to the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to Texas Genco LLC, the $250 million revolving credit facility of Genco LP was terminated and the then outstanding letters of credit aggregating $182 million issued under the facility in favor of AEP relating to the right of first refusal were cash collateralized at 105% of their face amount. In February 2005, Genco LP also established a $75 million term loan facility under which borrowings may be made for working capital purposes at LIBOR plus 50 basis points. Two drawings aggregating $75 million may be made under the facility which matures on the earlier of August 2005 or the closing of the final step of the Texas Genco sale. An initial draw of $59 million was made in February 2005. This facility is secured by a lien on Texas Genco's equity and partnership interests in its subsidiaries and cash collateral accounts described above.

  SIGNIFICANT EVENTS IN 2005

     Resolution of legal proceedings relating to the 2004 True-Up Proceeding, recovery of amounts approved in the 2004 True-Up Proceeding and the sale of our remaining interest in Texas Genco are the most significant events facing us in 2005. We expect to use the proceeds received from these events to further repay a portion of our indebtedness and for other general corporate purposes. In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

     We recorded an after-tax loss of approximately $214 million in 2004 related to the sale of our interest in Texas Genco. See "Recent Events" above. We also recorded an after-tax extraordinary loss of $977 million in 2004 related to the 2004 True-Up Proceeding as discussed above. Portions of these losses recorded in periods prior to the fourth quarter of 2004 reduced our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our Securities and Exchange Commission (SEC) financing order. However, in May 2004, we received an order from the SEC under the 1935 Act authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we had such losses. We declared a dividend in the fourth quarter of 2004 out of current earnings. If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. These losses would delay the timing of our achievement of a ratio of common equity to total capitalization of 30% as generally required by the SEC under the 1935 Act. Accordingly, we may issue equity and take other actions to achieve a future equity capitalization of 30%.

     In March 2005, we replaced our $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

     In March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

     CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Net proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by CenterPoint Houston in excess of $200 million must be used to repay borrowings under the new facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility can be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

     In March 2005, we filed a registration statement relating to an offer to exchange our 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement has not yet been declared effective by the SEC. We expect to conduct the exchange offer in response to the guidance set forth in Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under that guidance, because the terms of the new notes provide for settlement of the principal amount on conversion in cash rather than our common stock, exchanging new notes for old notes will allow us to exclude the portion of the conversion value of the new notes attributable to their principal amount from our computation of diluted earnings per share from continuing operations.

  2004 HIGHLIGHTS

     In addition to the extraordinary loss related to the 2004 True-Up Proceeding and the loss related to the sale of Texas Genco as discussed above, our operating performance for 2004 compared to 2003 were affected by:

     - the termination of revenues related to Excess Cost Over Market (ECOM) as of January 1, 2004 compared to ECOM revenues of $661 million recorded in 2003;

     - an increase in operating income of $135 million in our Electric Transmission & Distribution business segment, excluding ECOM, primarily due to the absence of an $87 million reserve recorded in 2003 related to the final fuel reconciliation, excluding interest, and a $15 million reversal of this reserve in 2004;

     - an increase in other income of $226 million related to the return on our true-up balance as discussed above;

     - rate increases of $15 million in 2004 in our Natural Gas Distribution business segment;

     - increased operating income of $22 million in our Pipelines and Gathering business segment primarily from increased throughput, favorable commodity prices and increased ancillary services; and

     - continued customer growth, with the addition of over 92,000 metered electric and gas customers.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

     - the timing and amount of our recovery of the true-up components;

     - the timing and results of the monetization of our remaining interest in Texas Genco;

     - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, constraints placed on our activities or business by the 1935 Act, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

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

     - commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain financing approvals under the 1935 Act, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

     - actions by rating agencies;

     - inability of various counterparties to meet their obligations to us;

     - non-payment for our services due to financial distress of our customers, including RRI;

     - the outcome of the pending securities lawsuits against us, Reliant Energy and RRI;

     - the ability of RRI to satisfy its obligations to us, including indemnity obligations;

     - our ability to control costs;

     - the investment performance of our employee benefit plans;

     - our internal restructuring or other restructuring options that may be pursued;

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

     - other factors discussed in Item 1 of this report under "Risk Factors."

                       CONSOLIDATED RESULTS OF OPERATIONS

     All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002      2003     2004
                                                            -------   ------   ------
Revenues..................................................  $ 6,438   $7,790   $8,510
Operating Expenses........................................    4,998    6,435    7,646
                                                            -------   ------   ------
Operating Income..........................................    1,440    1,355      864
Gain (Loss) on Time Warner Investment.....................     (500)     106       31
Gain (Loss) on Indexed Debt Securities....................      480      (96)     (20)
Interest and Other Finance Charges........................     (712)    (741)    (777)
Return on True-Up Balance.................................       --       --      226
Other Income (Expense), net...............................       46      (10)      20
                                                            -------   ------   ------
Income From Continuing Operations Before Income Taxes and
  Extraordinary Loss......................................      754      614      344
Income Tax Expense........................................     (272)    (205)    (139)
                                                            -------   ------   ------
Income From Continuing Operations Before Extraordinary
  Loss....................................................      482      409      205
Discontinued Operations, net of tax.......................   (4,402)      75     (133)
                                                            -------   ------   ------
Income (Loss) Before Extraordinary Loss...................   (3,920)     484       72
Extraordinary Loss, net of tax............................       --       --     (977)
                                                            -------   ------   ------
  Net Income (Loss).......................................  $(3,920)  $  484   $ (905)
                                                            =======   ======   ======
Basic Earnings Per Share:
Income From Continuing Operations Before Extraordinary
  Loss....................................................  $  1.62   $ 1.35   $ 0.67
Discontinued Operations, net of tax.......................   (14.78)    0.24    (0.43)
Extraordinary Loss, net of tax............................       --       --    (3.18)
                                                            -------   ------   ------
  Net Income (Loss).......................................  $(13.16)  $ 1.59   $(2.94)
                                                            =======   ======   ======
Diluted Earnings Per Share:
Income From Continuing Operations Before Extraordinary
  Loss....................................................  $  1.61   $ 1.24   $ 0.61
Discontinued Operations, net of tax.......................   (14.69)    0.22    (0.37)
Extraordinary Loss, net of tax............................       --       --    (2.72)
                                                            -------   ------   ------
  Net Income (Loss).......................................  $(13.08)  $ 1.46   $(2.48)
                                                            =======   ======   ======

  2004 COMPARED TO 2003

     Income from Continuing Operations. We reported income from continuing operations before extraordinary loss of $205 million ($0.61 per diluted share) for 2004 as compared to $409 million ($1.24 per diluted share) for 2003. The decrease in income from continuing operations of $204 million was primarily due to the termination of revenues in our Electric Transmission & Distribution business segment related to ECOM as of January 1, 2004, which had contributed $430 million of income in 2003, higher net transmission costs of $6 million related to our Electric Transmission & Distribution business segment and increased interest expense of $36 million related to continuing operations as discussed below. These items were partially offset by the absence of an $87 million reserve recorded in 2003 by our Electric Transmission & Distribution business segment related to the final fuel reconciliation, a $15 million reversal of this reserve in 2004 and $226 million of other income related to a return on the true-up balance of our Electric Transmission & Distribution business segment. These items were a result of the Texas Utility Commission's final orders in the fuel reconciliation and the 2004 True-Up Proceeding. Additionally, income from continuing operations was favorably impacted by increased operating income of $31 million related to customer growth in our Electric Transmission & Distribution business segment, increased operating income of $20 million in our Natural Gas Distribution business segment primarily due to rate increases, increased operating income of $22 million in our Pipelines and Gathering business segment primarily from increased throughput, favorable commodity prices and increased ancillary services, and a gain of $10 million on the sale of land by our Electric Transmission & Distribution business segment.

     Net loss for 2004 included an after-tax extraordinary loss of $977 million ($2.72 per diluted share) from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's final order in the 2004 True-Up Proceeding. Additionally, net loss for 2004 included a net after-tax loss from discontinued operations of Texas Genco of $133 million ($0.37 per diluted share).

     Net income for 2003 includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" ($80 million after-tax gain, or $0.24 earnings per diluted share), which is included in discontinued operations related to Texas Genco.

  2003 COMPARED TO 2002

     Income from Continuing Operations. We reported income from continuing operations of $409 million ($1.24 per diluted share) for 2003 compared to $482 million ($1.61 per diluted share) for 2002. The decrease in income from continuing operations for 2003 compared to 2002 of $73 million was primarily due to a $69 million increase in expenses related to CenterPoint Houston's final fuel reconciliation, a $36 million reduction in non-cash ECOM revenue and an increase in interest expense of $29 million related to continuing operations due to higher borrowing costs and increased debt levels as discussed below.

  INTEREST EXPENSE AND OTHER FINANCE CHARGES

     In 2002 and 2003, our $3.85 billion credit facility consisted of a revolver and a term loan. This facility was amended in October 2003 to a $2.35 billion credit facility, consisting of a revolver and a term loan. According to the terms of the $3.85 billion credit facility, any net cash proceeds received from the sale of Texas Genco were required to be applied to repay borrowings under the credit facility. According to the terms of the $2.35 billion credit facility, until such time as the facility had been reduced to $750 million, 100% of any net cash proceeds received from the sale of Texas Genco were required to be applied to repay borrowings under the credit facility and reduce the amount available under the credit facility. In the fourth quarter of 2004, we reduced borrowings under our credit facility by $1.574 billion and retired $375 million of trust preferred securities. We expensed $15 million of unamortized loan costs in the fourth quarter of 2004 that were associated with the credit facility. In accordance with Emerging Issues Task Force Issue No. 87-24 "Allocation of Interest to Discontinued Operations", we have reclassified interest to discontinued operations of Texas Genco based on net proceeds to be received from the sale of Texas Genco of $2.5 billion, and have applied the proceeds to the amount of debt assumed to be paid down in each respective period according to the terms of the respective credit facilities in effect for those periods. In periods where only the term loan was assumed to be repaid, the actual interest paid on the term loan was reclassified. In periods where a portion of the revolver was assumed to be repaid, the percentage of that portion of the revolver to the total outstanding balance was calculated, and that percentage was applied to the actual interest paid in those periods to compute the amount of interest reclassified.

     Total interest expense incurred was $764 million, $942 million and $849 million in 2002, 2003 and 2004, respectively. We have reclassified $52 million, $201 million and $72 million of interest expense in 2002, 2003 and 2004, respectively, based upon actual interest expense incurred within our discontinued operations and interest expense associated with debt that would have been required to be repaid as a result of our disposition of Texas Genco.

                   RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (in millions) for each of our business segments for 2002, 2003 and 2004. Some amounts from the previous years have been reclassified to conform to the 2004 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                  OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2003     2004
                                                              -------   -------   -----
                                                                    (IN MILLIONS)
Electric Transmission & Distribution........................  $1,096    $1,020    $494
Natural Gas Distribution....................................     198       202     222
Pipelines and Gathering.....................................     153       158     180
Other Operations............................................      (7)      (25)    (32)
                                                              ------    ------    ----
  Total Consolidated Operating Income.......................  $1,440    $1,355    $864
                                                              ======    ======    ====

ELECTRIC TRANSMISSION & DISTRIBUTION

     The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2002, 2003 and 2004 (in millions, except throughput data):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2003      2004
                                                          -------   -------   -------
Revenues:
  Electric transmission and distribution revenues.......  $ 1,451   $ 1,400   $ 1,446
  ECOM revenues(1)......................................      697       661        --
  Transition bond revenues..............................       74        63        75
                                                          -------   -------   -------
     Total operating revenues...........................    2,222     2,124     1,521
                                                          -------   -------   -------
Operating Expenses:
  Operation and maintenance.............................      641       635       539
  Depreciation and amortization.........................      238       246       248
  Taxes other than income taxes.........................      213       198       203
  Transition bond expenses..............................       34        25        37
                                                          -------   -------   -------
     Total operating expenses...........................    1,126     1,104     1,027
                                                          -------   -------   -------
Operating Income........................................  $ 1,096   $ 1,020   $   494
                                                          =======   =======   =======
Actual gigawatt-hours (GWh) delivered:
Residential throughput (in GWh).........................   23,025    23,687    23,748
Total throughput (in GWh)(2)............................   69,585    70,815    73,632

---------------

(1) In 2004, there were no non-cash ECOM revenues under the Texas electric restructuring law.

(2) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

     2004 Compared to 2003. Our Electric Transmission & Distribution business segment reported operating income of $494 million for 2004, consisting of $456 million for the regulated electric transmission and distribution utility and $38 million for the transition bond company subsidiary of CenterPoint Houston that issued $749 million principal amount of transition bonds in 2001. For 2003, operating income totaled $1.0 billion, consisting of $321 million for the regulated electric transmission and distribution utility, $38 million for the transition bond company and $661 million of non-cash income associated with ECOM. Operating income increased $31 million from continued customer growth and a $10 million gain on a land sale, partially offset by milder weather and decreased usage of $18 million and higher net transmission costs of $6 million. Additionally, operating income in 2004 was favorably impacted by the absence of $87 million reserve recorded in 2003 related to the final fuel reconciliation and a $15 million reversal of this fuel reserve in 2004 as a result of the Texas Utility Commission's final orders in the fuel reconciliation and the 2004 True-Up Proceeding.

     2003 Compared to 2002. Our Electric Transmission & Distribution business segment reported operating income of $1.0 billion for 2003 consisting of $321 million for the regulated electric transmission and distribution utility, $38 million for the transition bond company and $661 million of non-cash income associated with ECOM. For 2002, operating income totaled $1.1 billion, consisting of $359 million for the regulated electric transmission and distribution utility, $40 million for the transition bond company and $697 million of non-cash income associated with ECOM. Increased revenues from customer growth ($40 million) were more than offset by transition period revenues that only occurred in 2002 ($90 million) and decreased industrial demand, resulting in an overall decrease in electric revenues from the regulated electric transmission and distribution business of $62 million. Additionally, non-cash ECOM revenue decreased $36 million as a result of higher operating margins from sales of generation based on the state-mandated capacity auctions. Operation and maintenance expenses decreased in 2003 compared to 2002 primarily due to the absence of purchased power costs that occurred in 2002 during the transition period to deregulation ($48 million), a decrease in labor costs as a result of work force reductions in 2002 ($13 million), non-recurring contract services expense primarily related to transition to deregulation in 2002 ($10 million) and lower bad debt expense related to transition revenues in 2002 ($10 million). These decreases were offset by an increase in expenses related to CenterPoint Houston's final fuel reconciliation ($69 million) and an increase in benefits expense primarily due to increased pension costs ($18 million). Taxes other than income taxes decreased $15 million primarily due to the absence of gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million).

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for 2002, 2003 and 2004 (in millions, except throughput data):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2003     2004
                                                             ------   ------   ------
Operating Revenues.........................................  $3,960   $5,435   $6,684
Operating Expenses:
  Natural gas..............................................   2,995    4,428    5,631
  Operation and maintenance................................     539      560      566
  Depreciation and amortization............................     126      136      143
  Taxes other than income taxes............................     102      109      122
                                                             ------   ------   ------
     Total operating expenses..............................   3,762    5,233    6,462
                                                             ------   ------   ------
Operating Income...........................................  $  198   $  202   $  222
                                                             ======   ======   ======
Throughput (in billion cubic feet (Bcf)):
  Residential..............................................     175      183      175
  Commercial and industrial................................     253      238      237
  Non-rate regulated commercial and industrial.............     471      511      579
  Eliminations.............................................     (48)     (96)    (134)
                                                             ------   ------   ------
     Total Throughput......................................     851      836      857
                                                             ======   ======   ======

     2004 Compared to 2003. Our Natural Gas Distribution business segment reported operating income of $222 million for 2004 as compared to $202 million for 2003. Increases in operating income of $4 million from continued customer growth with the addition of 45,000 customers since December 31, 2003, $15 million from rate increases, $11 million from the impact of the 2003 change in estimate of margins earned on unbilled revenues implemented in 2003 and $9 million related to certain regulatory adjustments made to the amount of recoverable gas costs in 2003 were partially offset by the $8 million impact of milder weather. Operations and maintenance expense increased $6 million for 2004 as compared to 2003. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, which has reduced costs in later periods, operation and maintenance expenses decreased by $2 million.

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

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for 2002, 2003 and 2004 (in millions, except throughput data):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2003     2004
                                                              ------   ------   ------
Operating Revenues..........................................  $ 374    $ 407    $ 451
Operating Expenses:
  Natural gas...............................................     32       61       46
  Operation and maintenance.................................    130      129      164
  Depreciation and amortization.............................     41       40       44
  Taxes other than income taxes.............................     18       19       17
                                                              -----    -----    -----
     Total operating expenses...............................    221      249      271
                                                              -----    -----    -----
Operating Income............................................  $ 153    $ 158    $ 180
                                                              =====    =====    =====
Throughput (Bcf):
  Natural gas sales.........................................     14        9       11
  Transportation............................................    845      794      859
  Gathering.................................................    287      292      321
  Elimination(1)............................................     (9)      (4)      (7)
                                                              -----    -----    -----
     Total Throughput.......................................  1,137    1,091    1,184
                                                              =====    =====    =====

---------------

(1) Elimination of volumes both transported and sold.

     2004 Compared to 2003. Our Pipelines and Gathering business segment's operating income increased by $22 million in 2004 compared to 2003. Operating margins (revenues less fuel costs) increased by $59 million primarily due to favorable commodity pricing ($3 million), increased demand for certain transportation services driven by commodity price volatility ($36 million) and increased throughput and enhanced services related to our core gas gathering operations ($11 million). The increase in operating margin was partially offset by higher operation and maintenance expenses of $35 million primarily due to compliance with pipeline integrity regulations ($4 million) and costs relating to environmental matters ($9 million). Project work expenses included in operation and maintenance expense increased ($11 million) resulting in a corresponding increase in revenues billed for these services ($15 million).

     2003 Compared to 2002. Our Pipelines and Gathering business segment's operating income increased $5 million in 2003 compared to 2002. The increase was primarily a result of increased margins (revenues less fuel costs) due to higher commodity prices ($8 million), improved margins from new transportation contracts to power plants ($7 million) and improved margins from enhanced services in our gas gathering operations ($4 million), partially offset by higher pension, employee benefit and other miscellaneous expenses ($14 million). Project work expenses included in operation and maintenance expense decreased ($15 million) resulting in a corresponding decrease in revenues billed for these services ($14 million).

OTHER OPERATIONS

     The following table provides summary data for our Other Operations business segment for 2002, 2003 and 2004 (in millions):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2003   2004
                                                              ----   ----   ----
Operating Revenues..........................................  $30    $ 28   $  8
Operating Expenses..........................................   37      53     40
                                                              ---    ----   ----
Operating Loss..............................................  $(7)   $(25)  $(32)
                                                              ===    ====   ====

     2004 Compared to 2003. Our Other Operations business segment's operating loss in 2004 compared to 2003 increased $7 million primarily due to a reduction in rental income from RRI in 2004 as compared to 2003, partially offset by changes in unallocated corporate costs in 2004 as compared to 2003.

     2003 Compared to 2002. Our Other Operations business segment's operating loss in 2003 compared to 2002 increased $18 million primarily due to changes in unallocated corporate costs in 2002 as compared to 2003.

DISCONTINUED OPERATIONS

     On September 30, 2002, we distributed all of the shares of RRI common stock owned by us on a pro-rata basis to our shareholders. The consolidated financial statements have been prepared to reflect the effect of the RRI Distribution as described above on the CenterPoint Energy consolidated financial statements. The consolidated financial statements present the RRI businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations in accordance with SFAS No. 144. We also recorded a $4.4 billion non-cash loss on disposal of these discontinued operations in 2002. This loss represents the excess of the carrying value of our net investment in RRI over the market value of RRI common stock at the time of the RRI Distribution.

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

     In November 2003, we sold CenterPoint Energy Management Services, Inc.
(CEMS), a business that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. We recorded an after-tax loss of $1 million from the sale of CEMS in the fourth quarter of 2003. We recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the CEMS long-lived assets based on the impending sale and to record one-time termination benefits. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

     In July 2004, we announced our agreement to sell our majority owned subsidiary, Texas Genco, to Texas Genco LLC. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to us. Texas Genco's principal remaining asset is its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to us of $700 million, is expected to close during the first half of 2005, following receipt of approval from the NRC. The Company recorded an after-tax loss of $214 million in 2004 related to the sale of Texas Genco. In addition, as a result of this transaction, any future earnings of Texas Genco will be offset by an increase in the loss. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

                        LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in operating, investing and financing activities for 2002, 2003 and 2004 is as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             2002    2003     2004
                                                             -----   -----   -------
Cash provided by (used in):
  Operating activities.....................................  $ 455   $ 650   $   381
  Investing activities.....................................   (513)   (504)    1,709
  Financing activities.....................................    723    (434)   (2,107)
  Discontinued operations..................................   (379)     72        95

  CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in 2004 decreased $269 million compared to 2003 primarily due to increased pension contributions of $453 million and decreased income tax refunds of $74 million, partially offset by the receipt of a $177 million retail clawback payment from RRI in the fourth quarter of 2004 and decreased accounts receivable attributable to a higher level of accounts receivable being sold under CERC Corp.'s receivables facility ($81 million). Additionally, other changes in working capital items, primarily increased net accounts receivable and accounts payable due to higher natural gas prices in December 2004 as compared to December 2003 ($99 million), contributed to the overall decrease in cash provided by operating activities. Cash provided by operating activities will be negatively impacted in 2005 by the payment of taxes associated with the sale of Texas Genco, the proceeds of which are reflected in cash provided by investing activities in 2004 as discussed below.

     Net cash provided by operating activities in 2003 increased $195 million compared to 2002 primarily due to higher income tax refunds received of $170 million, partially offset by higher interest paid related to outstanding borrowings of $130 million.

  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Net cash provided by investing activities increased $2.2 billion in 2004 as compared to 2003 primarily due to proceeds of $2.231 billion received from the sale of Texas Genco's fossil generation assets in December 2004, partially offset by increased capital expenditures of $34 million primarily related to our Electric Transmission & Distribution and Other Operations business segments.

     Net cash used in investing activities decreased $9 million during 2003 compared to 2002 due primarily to decreased capital expenditures in our Electric Transmission & Distribution business segment primarily resulting from process improvements that included revised construction and design standards.

  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     In 2004, debt payments exceeded net loan proceeds by $2.0 billion. Proceeds received from the sale of Texas Genco's fossil generation assets in December 2004 and the retail clawback payment from RRI as discussed above were used to retire a $915 million term loan, pay down $944 million in borrowings under our revolving credit facility and retire $375 million of trust preferred securities. As of December 31, 2004, we had borrowings of $239 million under our revolving credit facility which were used to fund a portion of the $420 million pension contribution made in December 2004.

     In 2003, debt payments exceeded net loan proceeds by $338 million. In 2002, net loan proceeds exceeded debt payments by $1.1 billion. Additionally, common stock dividends paid by us in 2003 were $202 million less than in 2002. Since the beginning of 2003, the terms of our credit facility limited the common stock dividend to $0.10 per share per quarter. This dividend limitation was eliminated in the new $1 billion credit facility entered into in March 2005.

FUTURE SOURCES AND USES OF CASH

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements during 2005, excluding the requirements of Texas Genco, include the following:

     - approximately $655 million of capital expenditures;

     - an estimated $77 million in refunds by CenterPoint Houston of excess mitigation credits (assuming they are terminated as of April 29, 2005);

     - dividend payments on CenterPoint Energy common stock and debt service payments;

     - $1.8 billion of maturing long-term debt, including $47 million of transition bonds; and

     - income tax payments, including approximately $430 million in the first quarter of 2005.

     Significant cash inflows in 2005 are expected to include the following:

     - cash proceeds of approximately $1.8 from the issuance of transition bonds; and

     - cash proceeds of $700 million from the sale of Texas Genco.

     We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our cash needs for 2005. CenterPoint Houston's $1.31 billion term loan requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's $1.31 billion credit facility is expected to be utilized if the $1.31 billion term loan matures prior to the issuance of sufficient transition bonds. The credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by CenterPoint Houston in excess of $200 million be used to repay borrowings under the credit facility.

     The 1935 Act regulates our financing ability, as more fully described in "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below.

     The following table sets forth our capital expenditures for 2004 and estimates of our capital requirements for 2005 through 2009, excluding expenditures related to discontinued operations (in millions):

                                             2004   2005   2006   2007   2008   2009
                                             ----   ----   ----   ----   ----   ----
Electric Transmission & Distribution.......  $235   $282   $295   $295   $271   $272
Natural Gas Distribution...................   197    218    203    207    209    210
Pipelines and Gathering....................    73    139    139     74     52    102
Other Operations...........................    25     16     14      9     10      4
                                             ----   ----   ----   ----   ----   ----
  Total....................................  $530   $655   $651   $585   $542   $588
                                             ====   ====   ====   ====   ====   ====

     The following table sets forth estimates of our contractual obligations to make future payments for 2005 through 2009 and thereafter (in millions):

                                                                                2010 AND
CONTRACTUAL OBLIGATIONS(1)       TOTAL     2005    2006   2007   2008   2009   THEREAFTER
--------------------------      -------   ------   ----   ----   ----   ----   ----------
Long-term debt, including
  current portion(2)..........  $ 9,015   $1,831   $212   $ 66   $572   $80      $6,254
Capital leases................        9        5      3     --     --    --           1
Operating leases(3)...........      110       25     21     18     14     6          26
Non-trading derivative
  liabilities.................       33       26     --      4      2     1          --
Other commodity
  commitments(4)..............    1,432      807    401    193     29     1           1
                                -------   ------   ----   ----   ----   ---      ------
  Total contractual cash
     obligations..............  $10,599   $2,694   $637   $281   $617   $88      $6,282
                                =======   ======   ====   ====   ====   ===      ======

---------------

(1) Contributions to the pension plan are not required in 2005; however, we expect to contribute approximately $29 million to our postretirement benefits plan in 2005 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(2) The amounts reflected for long-term debt obligations in the table above do not include interest and have been updated to reflect the new credit facilities established on March 7, 2005.

(3) For a discussion of operating leases, please read Note 11(b) to our consolidated financial statements.

(4) For a discussion of other commodity commitments, please read Note 11(a) to our consolidated financial statements.

     In October 2001, CenterPoint Houston was required by the Texas Utility Commission to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the 1998 transition plan and the Texas electric restructuring law. CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 CenterPoint Houston began paying excess mitigation credits, which were to be paid over a seven-year period. The annual payment of excess mitigation credits is approximately $264 million. In January 2005, CenterPoint Houston filed a writ of mandamus petition with the Texas Supreme Court asking that court to order the Texas Utility Commission to terminate immediately the payment of all excess mitigation credits and to ensure full recovery of all excess mitigation credits. Although we believe we have meritorious arguments, a writ of mandamus is an extraordinary remedy and no prediction can be made as to the ultimate outcome or timing of the mandamus petition. If the Supreme Court denies our mandamus petition, we will continue to pursue this issue through regular appellate mechanisms. On March 1, 2005, a non-unanimous settlement was filed in Docket No. 30774, which involves the adjustment of RRI's Price-to-Beat. Under the terms of that settlement, the excess mitigation credits being paid by CenterPoint Houston would be terminated as of April 29, 2005. The Texas Utility Commission approved the settlement on March 9, 2005.

     Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. CERC Corp. has a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. In January 2004, the $100 million receivables facility was replaced with a $250 million receivables facility terminating in January 2005. In January 2005, the facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million. For additional information regarding this transaction please read Note 2(i) to our consolidated financial statements.

     Credit Facilities. In March 2005, we replaced our $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. The facility contains covenants, including a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant and an EBITDA to interest covenant.

     Borrowings under our credit facility are available upon customary terms and conditions for facilities of this type, including a requirement that we represent, except as described below, that no "material adverse change" has occurred at the time of a new borrowing under this facility. A "material adverse change" is defined as the occurrence of a material adverse change in our ability to perform our obligations under the facility. The base line for any determination of a relative material adverse change is our most recently audited financial statements. At any time after the first time our credit ratings reach at least BBB by Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Baa2 by Moody's Investors Service, Inc. (Moody's), BBB+ by S&P and Baa3 by Moody's, or BBB- by S&P and Baa1 by Moody's, or if the drawing is to retire maturing commercial paper, we are not required to represent as a condition to such drawing that no material adverse change has occurred or that no litigation expected to have a material adverse effect has occurred.

     Also in March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

     CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Net proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by CenterPoint Houston in excess of $200 million must be used to repay borrowings under the new facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility can be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

     CenterPoint Houston's $200 million and $1.31 billion credit facilities each contain covenants, including a debt to total capitalization covenant of 68% and an EBITDA to interest covenant. Borrowings under CenterPoint Houston's $200 million credit facility and its $1.31 billion credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied.

     In February 2005, Genco LP also established a $75 million term loan facility under which borrowings may be made for working capital purposes at LIBOR plus 50 basis points. Two drawings aggregating $75 million may be made under the facility which matures on the earlier of August 2005 or the closing of the final step of the Texas Genco sale. An initial draw of $59 million was made in February 2005. This facility is secured by a lien on Texas Genco's equity and the partnership interests in its subsidiaries and cash collateral accounts set up in connection with the sale of Texas Genco's coal, lignite and gas-fired generation assets.

     As of March 11, 2005, we had the following credit facilities (in millions):

                                                          AMOUNT UTILIZED AT
 DATE EXECUTED          COMPANY        SIZE OF FACILITY     MARCH 11, 2005     TERMINATION DATE
----------------  -------------------  ----------------   ------------------   ----------------
 March 23, 2004       CERC Corp.            $  250               $ --           March 23, 2007
 March 7, 2005    CenterPoint Energy         1,000                235           March 7, 2010
 March 7, 2005    CenterPoint Houston          200                 30           March 7, 2010
 March 7, 2005    CenterPoint Houston        1,310                 --                (1)
February 3, 2005      Texas Genco               75                 59                (2)

---------------

(1) Revolver until November 2005 with two-year term-out of borrowed moneys.

(2) Earlier of August 2005 or the closing of the final step of the Texas Genco sale.

     Securities Registered with the SEC. At December 31, 2004, CenterPoint Energy had a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $1 billion and CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

     Temporary Investments. On December 31, 2004, we had temporary external investments of $144 million, of which $22 million were investments of Texas Genco and are included in current assets of discontinued operations in the Consolidated Balance Sheets.

     Money Pools. We have two "money pools" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. Following Texas Genco's certification by the FERC as an "exempt wholesale generator" under the 1935 Act in October 2003, it could no longer participate with our regulated subsidiaries in the same money pool. In October 2003, we established our second money pool in which Texas Genco and its subsidiaries are currently the sole participants.

     The net funding requirements of the money pool in which our regulated subsidiaries participate are expected to be met with borrowings under CenterPoint Energy's revolving credit facility.

     Except in an emergency situation (in which case we could provide funding pursuant to applicable SEC rules), we would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations via the money pool established in October 2003. We do not currently expect to fund the operations of Texas Genco via the money pool. A $75 million credit facility, established in February 2005 at a subsidiary of Texas Genco, is expected to be used to fund Texas Genco's operations.

     The terms of both money pools are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities and those of our subsidiaries on June 30, 2003 (June 2003 Financing Order). This order expires in June 2005; however, we will seek appropriate approval for the money pool prior to that date.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 1, 2005, Moody's, S&P, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                           MOODY'S                 S&P                  FITCH
                                     -------------------   -------------------   -------------------
COMPANY/INSTRUMENT                   RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                   ------   ----------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured
  Debt.............................  Ba2      Negative     BBB-     Negative     BBB-       Stable
CenterPoint Houston Senior Secured
  Debt (First Mortgage Bonds)......  Baa2     Negative     BBB      Negative     BBB+       Stable
CERC Corp. Senior Debt.............  Ba1      Stable       BBB      Negative     BBB        Stable

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

(3) A "stable" outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

     A decline in credit ratings would increase borrowing costs under our $1 billion credit facility, CenterPoint Houston's $200 million credit facility and its $1.31 billion credit facility and CERC's $250 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions. If we were unable to maintain an investment-grade rating from at least one rating agency, as a registered public utility holding company we would be required to obtain further approval from the SEC for any additional capital markets transactions as more fully described in "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution business segment.

     As described above under "-- Credit Facilities," our revolving credit facility contains a "material adverse change" clause that could impact our ability to make new borrowings under this facility. CERC Corp.'s credit facility also contains a "material adverse change" clause which relates to CERC Corp.'s ability to perform its obligations under the credit agreement. Texas Genco's term loan facility contains a "material adverse change" clause that could impact the second borrowing under the facility. The clause relates to the business, condition (financial or otherwise), operations, performance or properties of Texas Genco. Borrowings under CenterPoint Houston's $200 million credit facility and its $1.3 billion facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred.

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

     CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers that are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of December 31, 2004, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of December 31, 2004, unsecured credit limits extended to CEGS by counterparties could aggregate $100 million; however, utilized credit capacity is significantly lower.

     Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of February 28, 2005, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments or bank credit facilities.

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

     - various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI's indemnity obligations to us and our subsidiaries; and

     - various of the risks identified in "Risk Factors".

     Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock. Limitations imposed on us as a registered public utility holding company under the 1935 Act affect our ability to issue securities, pay dividends on our common stock or take other actions that affect our capitalization.

     The secured term loan and each of the credit facilities of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 60% and contain an EBITDA to interest covenant. Our $1 billion credit facility contains a debt to EBITDA covenant and an EBITDA to interest covenant. CenterPoint Houston's $1.31 billion and $200 million credit facilities also contain EBITDA to interest covenants.

     We are a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries other than Texas Genco. The 1935 Act, among other things, limits our ability and the ability of our regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

     The June 2003 Financing Order is effective until June 30, 2005. Additionally, we have received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permit us to refinance our existing obligations and those of our regulated subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue after giving effect to our capital markets transactions in 2003 and 2004. The orders also permit utilization of undrawn credit facilities at CenterPoint Energy and CERC. As of February 28, 2005:

     - CenterPoint Energy is authorized to issue an additional aggregate $1.7 billion of debt securities and $875 million of preferred stock and preferred securities;

     - CenterPoint Houston is authorized to issue an additional aggregate $273 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

     - CERC is authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

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

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of December 31, 2004, we had a retained deficit on our Consolidated Balance Sheets. We recorded an after-tax loss of approximately $214 million in 2004 related to the sale of our remaining interest in Texas Genco. In addition, we recorded an after-tax extraordinary loss of $977 million in 2004 related to the 2004 True-Up Proceeding. Portions of these losses recorded in periods prior to the fourth quarter of 2004 reduced our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our SEC financing order. However, in May 2004, we received an order from the SEC under the 1935 Act authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we had such losses. We declared a dividend in the fourth quarter of 2004 out of current earnings. If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. These losses would delay the timing of our achievement of a ratio of common equity to total capitalization of 30%, as generally required by the SEC under the 1935 Act. Accordingly, we may issue equity and take other actions to achieve a future equity capitalization of 30%. The June 2003 Financing Order also requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of 30%.

     Other Factors Affecting the Upstreaming of Cash from Subsidiaries. CenterPoint Houston's term loan, subject to certain exceptions, limits the application of proceeds from capital markets transactions over $200 million by CenterPoint Houston to repayment of debt existing in November 2002.

     CenterPoint Houston will distribute recovery of the true-up components not used to repay CenterPoint Houston's indebtedness to us through the payment of dividends. CenterPoint Houston requires SEC action to approve any dividends in excess of its current and retained earnings. To maintain CenterPoint Houston's capital structure at the appropriate levels, we may reinvest funds in CenterPoint Houston in the form of equity contributions or intercompany loans. Under the orders described under "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock," CenterPoint Houston's member's equity as a percentage of total capitalization generally must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

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

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $1.9 billion of recoverable electric generation-related regulatory assets as of December 31, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations.

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

     We recorded an after-tax loss of approximately $214 million in 2004 related to the sale of our remaining 81% interest in Texas Genco.

UNBILLED ENERGY REVENUES

     Revenues related to the sale and/or delivery of electricity or natural gas (energy) are generally recorded when energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electricity delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

PENSION AND OTHER RETIREMENT PLANS

     We sponsor pension and other retirement plans in various forms covering all employees who meet eligibility requirements. We use several statistical and other factors which attempt to anticipate future events in calculating the expense and liability related to our plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as estimated by management, within certain guidelines. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded. Please read "-- Other Significant
Matters -- Pension Plans" for further discussion.

                         NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2(n) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

                           OTHER SIGNIFICANT MATTERS

     Pension Plan. As discussed in Note 9(b) to our consolidated financial statements, we maintain a non-contributory pension plan covering substantially all employees. Employer contributions are based on actuarial computations that establish the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) and the maximum deductible contribution for income tax purposes. At December 31, 2004, the projected benefit obligation exceeded the market value of plan assets by $53 million; however, the market value of the plan assets exceeded the accumulated benefit obligation by $22 million. Changes in interest rates and the market values of the securities held by the plan during 2005 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions in 2006 and beyond.

     In connection with the sale of our 81% interest in Texas Genco, a separate pension plan was established for Texas Genco on September 1, 2004 and we transferred a net pension liability of approximately $68 million to Texas Genco. In October 2004, Texas Genco received an allocation of assets from our pension plan pursuant to rules and regulations under ERISA.

     During 2003 and 2004, we have not been required to make contributions to our pension plan. We have made voluntary contributions of $23 million and $476 million in 2003 and 2004, respectively.

     Under the terms of our pension plan, we reserve the right to change, modify or terminate the plan. Our funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA and the Internal Revenue Code.

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

     Pension costs were $35 million, $90 million and $80 million for 2002, 2003 and 2004, respectively. For 2002, a pension benefit of $4 million was recorded related to RRI's participants. Pension benefit for RRI's participants is reflected in the Statement of Consolidated Operations as discontinued operations. In addition, included in the costs for 2002, 2003 and 2004 are $15 million, $17 million and $11 million, respectively, of expense related to Texas Genco participants. Pension expense for Texas Genco participants is reflected in the Statement of Consolidated Operations as discontinued operations.

     Additionally, we maintain a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with this non-qualified plan was $9 million, $8 million and $6 million in 2002, 2003 and 2004, respectively. Included in the cost for 2002 is $3 million of expense related to RRI's participants, which is reflected in discontinued operations in the Statements of Consolidated Operations.

     The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

     As of December 31, 2004, the expected long-term rate of return on plan assets was 8.5%, a reduction from the 9.0% rate assumed as of December 31, 2003. We believe that our actual asset allocation, on average, will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

     As of December 31, 2004, the projected benefit obligation was calculated assuming a discount rate of 5.75%, which is a 0.5% decline from the 6.25% discount rate assumed in 2003. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

     Pension expense for 2005, including the benefit restoration plan, is estimated to be $37 million based on an expected return on plan assets of 8.5% and a discount rate of 5.75% as of December 31, 2004. If the expected return assumption were lowered by 0.5% (from 8.5% to 8.0%), 2005 pension expense would increase by approximately $8 million.

     Due to significant funding that occurred during 2004, pension plan assets (excluding the unfunded benefit restoration plan) exceed the accumulated benefit obligation, which enabled us to reverse a charge to comprehensive income of $350 million, net of tax. However, if the discount rate were lowered by 0.5% (from 5.75% to 5.25%), the assumption change would increase our projected benefit obligation, accumulated benefit obligation and 2005 pension expense by approximately $106 million, $100 million and $7 million, respectively. In addition, the assumption change would have significant impacts on our Consolidated Balance Sheet by changing the pension asset recorded as of December 31, 2004 of $610 million to a pension liability of $78 million, offset by a charge to comprehensive income in 2004 of $447 million, net of tax.

     For the benefit restoration plan, if the discount rate were lowered by 0.5% (from 5.75% to 5.25%), the assumption change would increase our projected benefit obligation, accumulated benefit obligation and 2005 pension expense by approximately $4 million, $3 million, and less than $1 million, respectively. In addition, the assumption change would result in a charge to comprehensive income of approximately $2 million.

     Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be.

     In October 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA made significant changes in the taxation of nonqualified deferred compensation with new Code Section 409A. Non-compliance with Section 409A can result in increased federal income taxes on nonqualified deferred compensation for employees. We are currently analyzing the impact of Section 409A and related guidance issued by the Treasury Department and the Internal Revenue Service, on our non-qualified plans and agreements that provide for deferred compensation. Such plans or agreements may require amendment or modification to comply with the new law.

     Quasi-Reorganization. On December 30, 2004, our Board of Directors adopted a plan for an accounting reorganization of the company, to be effective as of January 1, 2005. At the same time, the Manager of CenterPoint Houston adopted a similar plan for CenterPoint Houston. These plans were adopted in order to eliminate the accumulated retained earnings deficit that exists at both companies.

     The plan we adopted required: (1) a report to be presented to and reviewed by our Board of Directors on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on our financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by our Board of Directors on or before February 28, 2005 that the accounting reorganization is inconsistent with our regulatory obligations. We are continuing to work to complete the valuation analysis and the effects on our financial statements of the accounting reorganization, and on February 23, 2005, our Board of Directors extended until May 10, 2005 the time for making the determination described in (3) of the preceding sentence.

     An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish a negative retained earnings balance. It involves restating a company's assets and its liabilities to their fair values. The negative balance in the retained earnings account is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, we had an accumulated retained earnings deficit of approximately $1.7 billion. That deficit stemmed from the accounting effects of (1) the distribution of our ownership interest in RRI to our shareholders in September 2002, (2) the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding and (3) the loss on discontinued operations that was recorded in connection with our sale of Texas Genco. In addition to eliminating the accumulated deficit in retained earnings and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, we and CenterPoint Houston would be required to implement any accounting standards that have been issued but not yet adopted.

     We and CenterPoint Houston are seeking to eliminate the negative retained earnings balance because restrictions contained in the 1935 Act require registered public utility holding companies and their subsidiaries, like us and CenterPoint Houston, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the negative retained earnings balance will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, we could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

     In addition, we have undertaken an obligation under the 1935 Act to achieve a minimum ratio of common equity to total capitalization of thirty percent, which, depending on the results of the restatement of assets and liabilities under the accounting reorganization, could be affected by, and will be taken into consideration by the Board of Directors in evaluating the effects of, the accounting reorganization. We will seek such authority as may be required under the 1935 Act in connection with the quasi-reorganization.

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

INTEREST RATE RISK

     We have outstanding long-term debt, bank loans, mandatory redeemable preferred securities of a subsidiary trust holding solely our junior subordinated debentures (trust preferred securities), some lease obligations and our obligations under our 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that subject us to the risk of loss associated with movements in market interest rates. In 2003, we had interest rate swaps in place in order to hedge portions of our floating-rate debt.

     Our floating-rate obligations aggregated $2.8 billion and $1.5 billion at December 31, 2003 and 2004, respectively. If the floating interest rates were to increase by 10% from December 31, 2004 rates, our combined interest expense would increase by a total of $2 million each month in which such increase continued.

     At December 31, 2003 and 2004, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $8.1 billion and $7.4 billion, respectively, in principal amount and having a fair value of $8.6 billion and $8.1 billion, respectively. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $350 million if interest rates were to decline by 10% from their levels at December 31, 2004. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     As discussed in Note 6 to our consolidated financial statements, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $107 million at December 31, 2004 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $17 million if interest rates were to decline by 10% from levels at December 31, 2004. Changes in the fair value of the derivative component, $342 million at December 31, 2004, are recorded in our Statements of Consolidated Operations and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2004 levels, the fair value of the derivative component would increase by approximately $6 million, which would be recorded as an unrealized loss in our Statements of Consolidated Operations.

     CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in both 2003 and 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $216 million as of December 31, 2004, of which approximately 36% were debt securities that subject Texas Genco to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. Any unrealized gains or losses are accounted for by Texas Genco as a long-term asset/liability as Texas Genco will not benefit from any gains, and losses will be recovered through the rate-making process.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 6 to our consolidated financial statements for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the December 31, 2004 market value of TW Common would result in a net loss of approximately $4 million, which would be recorded as a loss in our Statements of Consolidated Operations.

     As discussed above under "-- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, which held approximately 64% of total assets in equity securities as of December 31, 2004. The equity securities expose Texas Genco to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 2004, the resulting loss to Texas Genco in fair value of these securities would be approximately $14 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

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

     We use derivative instruments as economic hedges to offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our Non-Trading Energy Derivatives using a sensitivity analysis. The sensitivity analysis performed on our Non-Trading Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our Non-Trading Energy Derivatives by $50 million. A decrease of 10% in the market prices of energy commodities from their

December 31, 2004 levels would have decreased the fair value of our Non-Trading Energy Derivatives by $46 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CenterPoint Energy, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also includes the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

     As discussed in Note 3 to the consolidated financial statements and pursuant to a plan to sell this subsidiary, the Company has presented its electric generating operations as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CenterPoint Energy, Inc.
Houston, Texas

     We have audited management's assessment, included in the accompanying Annual Report on Internal Control Over Financial Reporting, that CenterPoint Energy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 for the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's presentation of its electric generating operations as discontinued operations.

DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2005

                 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management's assessment included review and testing of both the design effectiveness and operating effectiveness of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal
Control -- Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 which is included herein on page 69.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2002          2003          2004
                                                              ------------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................  $ 6,437,505    $7,789,681    $8,510,428
                                                              -----------    ----------    ----------
EXPENSES:
  Natural gas...............................................    2,953,871     4,297,914     5,524,451
  Operation and maintenance.................................    1,242,472     1,334,271     1,276,892
  Depreciation and amortization.............................      457,608       465,571       489,642
  Taxes other than income taxes.............................      343,811       336,512       355,648
                                                              -----------    ----------    ----------
    Total...................................................    4,997,762     6,434,268     7,646,633
                                                              -----------    ----------    ----------
OPERATING INCOME............................................    1,439,743     1,355,413       863,795
                                                              -----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Gain (loss) on Time Warner investment.....................     (499,704)      105,820        31,592
  Gain (loss) on indexed debt securities....................      480,027       (96,473)      (20,232)
  Interest and other finance charges........................     (711,812)     (741,087)     (777,300)
  Return on true-up balance.................................           --            --       226,324
  Other, net................................................       45,955        (9,838)       19,842
                                                              -----------    ----------    ----------
    Total...................................................     (685,534)     (741,578)     (519,774)
                                                              -----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS........................................      754,209       613,835       344,021
Income Tax Expense..........................................     (272,246)     (205,064)     (138,306)
                                                              -----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  LOSS......................................................      481,963       408,771       205,715
DISCONTINUED OPERATIONS:
  Income from RRI, net of tax...............................       99,465            --            --
  Income (loss) from Other Operations, net of tax...........          246        (2,674)           --
  Income (loss) from Texas Genco, net of tax................     (113,136)      138,658       294,027
  Minority interest on income from RRI......................      (17,308)           --            --
  Minority interest on income from Texas Genco..............           --       (47,646)      (61,394)
  Loss on disposal of RRI...................................   (4,371,464)           --            --
  Loss on disposal of Other Operations, net of tax..........           --       (13,442)           --
  Loss on disposal of Texas Genco, net of tax...............           --            --      (365,716)
                                                              -----------    ----------    ----------
    Total...................................................   (4,402,197)       74,896      (133,083)
                                                              -----------    ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS.....................   (3,920,234)      483,667        72,632
Extraordinary Loss, net of tax..............................           --            --      (977,336)
                                                              -----------    ----------    ----------
NET INCOME (LOSS)...........................................  $(3,920,234)   $  483,667    $ (904,704)
                                                              ===========    ==========    ==========
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations.........................  $      1.62    $     1.35    $     0.67
  Discontinued Operations, net of tax.......................       (14.78)         0.24         (0.43)
  Extraordinary Loss, net of tax............................           --            --         (3.18)
                                                              -----------    ----------    ----------
  Net Income (Loss).........................................  $    (13.16)   $     1.59    $    (2.94)
                                                              ===========    ==========    ==========
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations.........................  $      1.61    $     1.24    $     0.61
  Discontinued Operations, net of tax.......................       (14.69)         0.22         (0.37)
  Extraordinary Loss, net of tax............................           --            --         (2.72)
                                                              -----------    ----------    ----------
  Net Income (Loss).........................................  $    (13.08)   $     1.46    $    (2.48)
                                                              ===========    ==========    ==========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2002         2003       2004
                                                            -----------   --------   ---------
                                                                (IN THOUSANDS OF DOLLARS)
Net income (loss) attributable to common shareholders.....  $(3,920,234)  $483,667   $(904,704)
                                                            -----------   --------   ---------
Other comprehensive income (loss), net of tax:
  Minimum pension liability adjustment (net of tax of
     $223,060, $25,467 and $197,397)......................     (414,254)    47,296     366,594
  Net deferred gain (loss) from cash flow hedges (net of
     tax of $25,192, $15,405 and $30,740).................      (69,615)    21,973      59,104
  Reclassification of deferred loss (gain) from cash flow
     hedges realized in net income (net of tax of $13,539,
     $3,588 and $3,478)...................................       39,705      9,015      (7,140)
  Reclassification of deferred gain from de-designation of
     cash flow hedges to over/under recovery of gas cost
     (net of tax of $36,766)..............................           --         --     (68,280)
  Other comprehensive income (loss) from discontinued
     operations (net of tax of $86,787, $366 and
     $1,924)..............................................      161,176        680      (3,573)
                                                            -----------   --------   ---------
Other comprehensive income (loss).........................     (282,988)    78,964     346,705
                                                            -----------   --------   ---------
Comprehensive income (loss)...............................  $(4,203,222)  $562,631   $(557,999)
                                                            ===========   ========   =========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2004
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    86,922    $   164,645
  Investment in Time Warner common stock....................      389,302        420,882
  Accounts receivable, net..................................      566,260        741,715
  Accrued unbilled revenues.................................      395,351        576,252
  Inventory.................................................      243,235        252,134
  Non-trading derivative assets.............................       45,897         50,219
  Taxes receivable..........................................      228,746             --
  Current assets of discontinued operations.................      301,765        513,768
  Prepaid expense and other current assets..................       99,153        116,909
                                                              -----------    -----------
    Total current assets....................................    2,356,631      2,836,524
                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................    8,084,924      8,186,393
                                                              -----------    -----------
OTHER ASSETS:
  Goodwill, net.............................................    1,740,510      1,740,510
  Other intangibles, net....................................       59,111         58,068
  Regulatory assets.........................................    4,930,793      3,349,944
  Non-trading derivative assets.............................       11,273         17,682
  Non-current assets of discontinued operations.............    3,942,296      1,051,158
  Other.....................................................      335,552        921,678
                                                              -----------    -----------
    Total other assets......................................   11,019,535      7,139,040
                                                              -----------    -----------
      TOTAL ASSETS..........................................  $21,461,090    $18,161,957
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................  $    63,135    $        --
  Current portion of long-term debt.........................      160,792      1,835,988
  Indexed debt securities derivative........................      321,352        341,575
  Accounts payable..........................................      588,883        868,023
  Taxes accrued.............................................      154,916        609,025
  Interest accrued..........................................      164,521        151,365
  Non-trading derivative liabilities........................        8,036         26,323
  Regulatory liabilities....................................      186,239        225,158
  Accumulated deferred income taxes, net....................      280,836        260,958
  Current liabilities of discontinued operations............      332,125        448,974
  Other.....................................................      276,392        419,811
                                                              -----------    -----------
    Total current liabilities...............................    2,537,227      5,187,200
                                                              -----------    -----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................    2,231,066      2,415,143
  Unamortized investment tax credits........................       61,197         53,690
  Non-trading derivative liabilities........................        3,330          6,413
  Benefit obligations.......................................      818,061        440,110
  Regulatory liabilities....................................    1,358,030      1,081,370
  Non-current liabilities of discontinued operations........    1,277,760        420,393
  Other.....................................................      457,255        259,120
                                                              -----------    -----------
    Total other liabilities.................................    6,206,699      4,676,239
                                                              -----------    -----------
LONG-TERM DEBT..............................................   10,777,934      7,193,016
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

MINORITY INTEREST IN DISCONTINUED OPERATIONS................      178,673             --
                                                              -----------    -----------
SHAREHOLDERS' EQUITY........................................    1,760,557      1,105,502
                                                              -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $21,461,090    $18,161,957
                                                              ===========    ===========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2003          2004
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(3,920,234)  $   483,667   $  (904,704)
  Discontinued operations, net of tax.......................    4,402,197       (74,896)      133,083
  Extraordinary loss, net of tax............................           --            --       977,336
                                                              -----------   -----------   -----------
  Income from continuing operations and cumulative effect of
    accounting change.......................................      481,963       408,771       205,715
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization...........................      457,608       465,571       489,642
    Deferred income taxes...................................      346,777       508,749       264,914
    Amortization of deferred financing costs................      112,835       140,638        92,454
    Investment tax credit...................................       (5,225)       (7,431)       (7,507)
    Unrealized loss (gain) on Time Warner investment........      499,704      (105,820)      (31,592)
    Unrealized gain (loss) on indexed debt securities.......     (480,027)       96,473        20,232
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net........     (217,965)     (109,861)     (269,323)
      Inventory.............................................       29,741       (47,587)       (8,899)
      Taxes receivable......................................      (67,659)     (161,087)       34,888
      Accounts payable......................................      134,442        77,319       284,120
      Fuel cost over (under) recovery/surcharge.............      250,191        25,420        25,212
      Interest and taxes accrued............................       72,620        37,381        81,190
      Net regulatory assets and liabilities.................   (1,062,130)     (772,604)     (519,830)
      Clawback payment from RRI.............................           --            --       176,600
      Non-trading derivatives, net..........................     (144,478)        2,913       (40,464)
      Pension contribution..................................           --       (22,700)     (476,000)
      Other current assets..................................      (38,130)      (37,100)      (17,772)
      Other current liabilities.............................      (63,813)      (23,638)      (26,562)
      Other assets..........................................      (87,721)       29,048        79,760
      Other liabilities.....................................      200,053       106,869         4,157
    Other, net..............................................       36,434        38,547        20,047
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........      455,220       649,871       380,982
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (566,162)     (496,392)     (530,227)
  Proceeds from sale of Time Warner investment..............       43,419            --            --
  Proceeds from sale of Texas Genco.........................           --            --     2,231,000
  Other, net................................................        9,442        (8,037)        8,419
                                                              -----------   -----------   -----------
        Net cash provided by (used in) investing
          activities........................................     (513,301)     (504,429)    1,709,192
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings, net.........      668,386      (284,000)      (63,000)
  Long-term revolving credit facility, net..................           --    (2,400,500)   (1,205,500)
  Proceeds from long-term debt..............................    1,320,723     3,796,529       229,050
  Payments of long-term debt................................     (696,218)   (1,210,548)     (943,045)
  Debt issuance costs.......................................     (196,830)     (239,978)      (13,882)
  Payment of common stock dividends.........................     (324,682)     (122,206)     (122,881)
  Proceeds from issuance of common stock, net...............       12,994         9,349        12,211
  Redemption of indexed debt securities.....................      (45,085)           --            --
  Other, net................................................      (16,525)       17,079            --
                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................      722,763      (434,275)   (2,107,047)
                                                              -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS......     (378,586)       72,051        94,596
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      286,096      (216,782)       77,723
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       17,608       303,704        86,922
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   303,704   $    86,922   $   164,645
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest................................................  $   632,987   $   762,613   $   758,665
    Income taxes (refunds)..................................      (27,977)     (197,915)     (123,603)

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                   2002                    2003                    2004
                                           ---------------------   ---------------------   ---------------------
                                           SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                           -------   -----------   -------   -----------   -------   -----------
                                                           (IN THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE OUTSTANDING.......       --   $        --        --   $        --        --   $        --
CUMULATIVE PREFERRED STOCK, $0.01 PAR
  VALUE; AUTHORIZED 20,000,000 SHARES,
  NONE OUTSTANDING.......................       --            --        --            --        --            --
COMMON STOCK, $0.01 PAR VALUE; AUTHORIZED
  1,000,000,000 SHARES
  Balance, beginning of year.............  302,944         3,029   305,017         3,050   306,297         3,063
  Issuances related to benefit and
    investment plans.....................    2,073            21     1,280            13     1,748            17
                                           -------   -----------   -------   -----------   -------   -----------
  Balance, end of year...................  305,017         3,050   306,297         3,063   308,045         3,080
                                           -------   -----------   -------   -----------   -------   -----------
ADDITIONAL PAID-IN-CAPITAL
  Balance, beginning of year.............       --     3,894,272        --     3,046,043        --     2,868,416
  Issuances related to benefit and
    investment plans.....................       --        11,866        --       (31,364)       --        22,919
  Loss on issuance of subsidiaries'
    stock................................       --       (12,835)       --            --        --            --
  Distribution of RRI....................       --      (847,200)       --            --        --            --
  Distribution of Texas Genco............       --            --        --      (146,263)       --            --
  Other..................................       --           (60)       --            --        --            --
                                           -------   -----------   -------   -----------   -------   -----------
  Balance, end of year...................       --     3,046,043        --     2,868,416        --     2,891,335
                                           -------   -----------   -------   -----------   -------   -----------
UNEARNED ESOP STOCK
  Balance, beginning of year.............   (7,070)     (131,888)   (4,916)      (78,049)     (912)       (2,842)
  Issuances related to benefit plan......    2,154        53,839     4,004        75,207       912         2,842
                                           -------   -----------   -------   -----------   -------   -----------
  Balance, end of year...................   (4,916)      (78,049)     (912)       (2,842)       --            --
                                           -------   -----------   -------   -----------   -------   -----------
RETAINED EARNINGS (DEFICIT)
  Balance, beginning of year.............              3,176,533              (1,062,083)               (700,033)
  Net income (loss)......................             (3,920,234)                483,667                (904,704)
  Common stock dividends -- $1.07 per
    share in 2002 and $0.40 per share in
    2003 and 2004........................               (318,382)               (121,617)               (122,834)
                                                     -----------             -----------             -----------
  Balance, end of year...................             (1,062,083)               (700,033)             (1,727,571)
                                                     -----------             -----------             -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  Balance, end of year:
  Minimum pension liability adjustment...               (419,909)               (372,613)                 (6,019)
  Net deferred loss from cash flow
    hedges...............................                (66,422)                (35,434)                (51,750)
  Other comprehensive loss from
    discontinued operations..............                   (680)                     --                  (3,573)
                                                     -----------             -----------             -----------
  Total accumulated other comprehensive
    loss, end of year....................               (487,011)               (408,047)                (61,342)
                                                     -----------             -----------             -----------
    Total Shareholders' Equity...........            $ 1,421,950             $ 1,760,557             $ 1,105,502
                                                     ===========             ===========             ===========

          See Notes to the Company's Consolidated Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

  (a)  BACKGROUND

     CenterPoint Energy, Inc. (CenterPoint Energy or the Company) is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the 1999 Texas Electric Choice Law (Texas electric restructuring law) described below. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc., now named Reliant Energy, Inc. (RRI), which, at the time, was a wholly owned subsidiary of Reliant Energy.

     On September 30, 2002, following RRI's initial public offering of approximately 20% of its common stock in May 2001, CenterPoint Energy distributed all of the shares of RRI common stock owned by CenterPoint Energy to its common shareholders on a pro-rata basis (the RRI Distribution).

     CenterPoint Energy is the successor to Reliant Energy for financial reporting purposes under the Securities Exchange Act of 1934. The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company and those of its subsidiaries. The 1935 Act, among other things, limits the ability of the Company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

     As of December 31, 2004, the Company's indirect wholly owned subsidiaries included:

     - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

     - CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns gas distribution systems. The operations of its local distribution companies are conducted through three unincorporated divisions: Houston Gas, Minnesota Gas and Southern Gas Operations. In 2004, the naming conventions of CERC's three unincorporated divisions were changed in an effort to increase brand recognition. CenterPoint Energy Arkla and the portion of CenterPoint Energy Entex (Entex) located outside of the metropolitan Houston area were renamed Southern Gas Operations. The metropolitan Houston portion of Entex was renamed Houston Gas, and CenterPoint Energy Minnegasco was renamed Minnesota Gas. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed price physical natural gas supplies to commercial and industrial customers and natural gas distributors.

     In July 2004, the Company announced its agreement to sell its majority owned subsidiary, Texas Genco Holdings, Inc. (Texas Genco), to Texas Genco LLC (formerly known as GC Power Acquisition LLC), an entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to the Company. Texas Genco's principal remaining asset is its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES cash payment to the Company of $700 million, is expected to close during the first half of 2005, following receipt of approval from the Nuclear Regulatory Commission (NRC).

  (b)  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared to reflect the effect of the RRI Distribution on the CenterPoint Energy financial statements. The consolidated financial statements present the RRI businesses (Wholesale Energy, European Energy, Retail Energy and related corporate costs) as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

     In 2003, the Company sold all of its remaining Latin America operations. The consolidated financial statements present these Latin America operations as discontinued operations in accordance with SFAS No. 144.

     In November 2003, the Company sold its district cooling services business in the Houston central business district and related complementary energy services to district cooling customers and others. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

     The Company recorded an after-tax loss of $214 million in 2004 related to the sale of Texas Genco discussed in Note 3. In addition, as a result of this transaction, any future earnings of Texas Genco will be offset by an increase in the loss. The consolidated financial statements present these operations as discontinued operations in accordance with SFAS No. 144.

     The Company's reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Pipelines and Gathering and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers and non-rate regulated retail gas marketing operations for commercial and industrial customers. Pipelines and Gathering includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations. The generation operations of CenterPoint Energy's former integrated electric utility (Texas Genco) were previously reported in the Electric Generation business segment, but have been reclassified as discontinued operations in these financial statements as discussed above.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  RECLASSIFICATIONS AND USE OF ESTIMATES

     In addition to the items discussed in Note 3, some amounts from the previous years have been reclassified to conform to the 2004 presentation of financial statements. These reclassifications do not affect net income.

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

  (b)  PRINCIPLES OF CONSOLIDATION

     The accounts of CenterPoint Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and balances are eliminated

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES in consolidation. The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. Other investments, excluding marketable securities, are carried at cost.

  (c)  REVENUES

     The Company records revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. The Pipelines and Gathering business segment records revenues as transportation services are provided.

  (d)  LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                                                           DECEMBER 31,
                                                       ESTIMATED USEFUL   ---------------
                                                        LIVES (YEARS)      2003     2004
                                                       ----------------   ------   ------
                                                                           (IN MILLIONS)
Electric transmission & distribution.................        5-75         $6,085   $6,245
Natural gas distribution.............................        5-50          2,316    2,494
Pipelines and gathering..............................        5-75          1,722    1,767
Other property.......................................        3-40            446      457
                                                                          ------   ------
  Total..............................................                     10,569   10,963
Accumulated depreciation and amortization............                     (2,484)  (2,777)
                                                                          ------   ------
     Property, plant and equipment, net..............                     $8,085   $8,186
                                                                          ======   ======

     The components of the Company's other intangible assets consist of the following:

                                                DECEMBER 31, 2003         DECEMBER 31, 2004
                                             -----------------------   -----------------------
                                             CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                              AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                             --------   ------------   --------   ------------
                                                               (IN MILLIONS)
Land Use Rights............................    $55          $(12)        $55          $(12)
Other......................................     20            (4)         21            (6)
                                               ---          ----         ---          ----
  Total....................................    $75          $(16)        $76          $(18)
                                               ===          ====         ===          ====

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of December 31, 2004 other than goodwill discussed below. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land rights and 4 to 25 years for other intangibles.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Amortization expense for other intangibles for 2002, 2003 and 2004 was $2 million in each year. Estimated amortization expense for the five succeeding fiscal years is as follows (in millions):

2005........................................................   $ 2
2006........................................................     2
2007........................................................     3
2008........................................................     3
2009........................................................     3
                                                               ---
  Total.....................................................   $13
                                                               ===

     Goodwill by reportable business segment is as follows (in millions):

                                                               DECEMBER 31,
                                                               2003 AND 2004
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

     As a result of the Company's decision to sell its interest in Texas Genco in July 2004, the Company recorded an after-tax loss of approximately $253 million in the third quarter of 2004. In the fourth quarter of 2004, the Company reduced the expected loss on the sale of its interest in Texas Genco by $39 million to $214 million. For further discussion, see Note 3.

  (e)  REGULATORY ASSETS AND LIABILITIES

     The Company applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), to the accounts of the Electric Transmission & Distribution business segment and the utility operations of the Natural Gas Distribution business segment and to some of the accounts of the Pipelines and Gathering business segment.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2003 and 2004:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2004
                                                              ------   ------
                                                               (IN MILLIONS)
Recoverable electric generation-related regulatory assets...  $3,226   $1,946
Securitized regulatory asset................................     682      647
Unamortized loss on reacquired debt.........................      80       80
Estimated removal costs.....................................    (647)    (677)
Other long-term regulatory assets/liabilities...............      46       47
                                                              ------   ------
  Total.....................................................  $3,387   $2,043
                                                              ======   ======

     If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write-off or write-down these regulatory assets and liabilities. During 2004, the Company wrote-off net regulatory assets of $1.5 billion in response to the Texas Utility Commission's order on CenterPoint Houston's final true-up application. For further discussion of regulatory assets, see Note 4.

     The Company's rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2003 and 2004, these removal costs of $647 million and $677 million, respectively, are classified as regulatory liabilities in the Consolidated Balance Sheets. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

  (f)  DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Other amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(e) and 4(a) for additional discussion of these items.

     The following table presents depreciation and other amortization expense for 2002, 2003 and 2004.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2003     2004
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Depreciation expense........................................   $387     $403     $415
Other amortization expense..................................     71       63       75
                                                               ----     ----     ----
  Total depreciation and amortization expense...............   $458     $466     $490
                                                               ====     ====     ====

  (g)  CAPITALIZATION OF INTEREST AND ALLOWANCE FOR FUNDS USED DURING
       CONSTRUCTION

     Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates for subsidiaries that apply SFAS No. 71. Interest and AFUDC for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 2002, 2003 and 2004, the Company capitalized interest and AFUDC of $5 million, $4 million and $4 million, respectively.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (h)  INCOME TAXES

     The Company files a consolidated federal income tax return and follows a policy of comprehensive interperiod income tax allocation. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. For additional information regarding income taxes, see
Note 10.

  (i)  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable are net of an allowance for doubtful accounts of $31 million and $30 million at December 31, 2003 and 2004, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Operations for 2002, 2003 and 2004 was $26 million, $24 million and $27 million, respectively.

     In connection with CERC's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third-party. This transaction was accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 140) and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. The bankruptcy remote subsidiary purchases receivables with cash and subordinated notes. In July 2003, the subordinated notes owned by CERC were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by CERC. Effective June 25, 2003, CERC reduced the purchase limit under the receivables facility from $150 million to $100 million. As of December 31, 2003, CERC had utilized $100 million of its receivables facility.

     In the first quarter of 2004, CERC replaced the receivables facility with a $250 million committed one-year receivables facility. The bankruptcy remote subsidiary continues to buy CERC's receivables and sell them to an unrelated third-party, which transactions are accounted for as a sale of receivables under SFAS No. 140. As of December 31, 2004, CERC had utilized $181 million of its receivables facility.

     The average outstanding balances on the receivables facilities were $16 million, $100 million and $190 million in 2002, 2003 and 2004, respectively. Sales of receivables were approximately $0.2 billion, $1.2 billion and $2.4 billion in 2002, 2003 and 2004, respectively.

  (j)  INVENTORY

     Inventory consists principally of materials and supplies and natural gas. Inventories used in the retail natural gas distribution operations are primarily valued at the lower of average cost or market.

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Materials and supplies......................................  $ 83    $ 78
Natural gas.................................................   160     174
                                                              ----    ----
  Total inventory...........................................  $243    $252
                                                              ====    ====

  (k)  INVESTMENT IN OTHER DEBT AND EQUITY SECURITIES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company reports
"available-for-sale" securities at estimated fair value within other long-term assets in the Company's Consolidated Balance Sheets and any unrealized gain or loss, net of tax, as

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES a separate component of shareholders' equity and accumulated other comprehensive income. In accordance with SFAS No. 115, the Company reports "trading" securities at estimated fair value in the Company's Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as other income (expense) in the Company's Statements of Consolidated Operations.

     As of December 31, 2003 and 2004, Texas Genco held debt and equity securities in its nuclear decommissioning trust, which is reported at its fair value of $189 million and $216 million, respectively, in the Company's Consolidated Balance Sheets in non-current assets of discontinued operations. Any unrealized losses or gains are accounted for as a non-current asset/liability of discontinued operations as Texas Genco will not benefit from any gains, and losses will be recovered through the rate-making process.

     As of December 31, 2003 and 2004, the Company held an investment in Time Warner Inc. common stock, which was classified as a "trading" security. For information regarding this investment, see Note 6.

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

  (n)  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. The Company has subsidiary trusts that have Mandatorily Redeemable Preferred Securities outstanding. The trusts were determined to be variable interest entities under FIN 46-R and the Company also determined that it is not the primary beneficiary of the trusts. As of December 31, 2003, the Company deconsolidated the trusts and instead reports its junior subordinated debentures due to the trusts as long-term debt. The Company also evaluated two purchase power contracts with qualifying facilities as defined in the Public Utility Regulatory Policies Act of 1978 related to its former Electric Generation business segment. The Company concluded it was not required to consolidate the entities that own the qualifying facilities.

     On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was superseded upon the effective date of FSP 106-2. The Company adopted FSP 106-2 prospectively in July 2004 with no material effect on its results of operations, financial condition or cash flows.

     In its October 13, 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) at its September 29-30, 2004 meeting on EITF Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" (EITF 04-8), that requires certain contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for earnings per share (EPS) purposes. The contingently convertible debt instruments are taken into consideration in the calculation of diluted EPS using the "if-converted" method. The Company issued contingently convertible debt instruments in 2003. The Company's $575 million contingently convertible notes are included in the calculation of diluted earnings per share pursuant to EITF 04-8. The Company's $255 million contingently convertible notes are not included in the calculation of diluted earnings per share because the terms of this debt instrument were modified prior to December 31, 2004 to provide for only cash settlement of the principal amount upon conversion as required by EITF 04-8. The Company adopted EITF 04-8 effective December 31, 2004. The impact on the Company's diluted EPS from continuing operations for the years ended December 31, 2003 and 2004 was a decrease of $0.10 per share and $0.05 per share, respectively.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA makes several sweeping changes to U.S. taxpayers engaged in cross-border or manufacturing businesses, and some of the provisions of the AJCA have retroactive effective dates. The Company presently estimates that the reduction in federal income tax related to relief for manufacturers of domestic goods will inure to Texas Genco, which is reported as discontinued operations as of December 31, 2004. Accordingly, this effect would be reflected on Texas Genco's future financial statements when it will not be a part of the Company. On December 21, 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," that provides accounting guidance on how companies should account for the effects of the AJCA. In this FSP, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The guidance in this FSP had no material effect on the Company's financial position as of December 31, 2004.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123). SFAS No. 123 requires that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued at the grant date. The Company will be required to adopt SFAS No. 123 in the third quarter of 2005 using the modified prospective method as defined in the statement. The Company does not anticipate that the adoption of SFAS No. 123 will have a material impact on its results of operations, financial condition or cash flows.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (o)  STOCK-BASED INCENTIVE COMPENSATION

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure -- an Amendment of SFAS No. 123," the Company applies the guidance contained in APB Opinion No. 25 and discloses the required pro-forma effect on net income of the fair value based method of accounting for stock compensation. The weighted average fair values at date of grant for CenterPoint Energy options granted during 2002, 2003 and 2004 were $1.40, $1.66 and $1.86, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following assumptions:

                                                              2002     2003     2004
                                                             ------   ------   ------
Expected life in years.....................................       5        5        5
Interest rate..............................................    2.83%    2.62%    3.02%
Volatility.................................................   48.95%   52.60%   27.23%
Expected common stock dividend.............................  $ 0.64   $ 0.40   $ 0.40

     Pro-forma information for 2002, 2003 and 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                            2002           2003           2004
                                                         -----------     ---------     ----------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) as reported.........................     $(3,920)        $ 484         $ (905)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects..............          (9)          (10)            (4)
                                                           -------         -----         ------
Pro-forma net income (loss)...........................     $(3,929)        $ 474         $ (909)
                                                           =======         =====         ======
Basic Earnings Per Share:
  As reported.........................................     $(13.16)        $1.59         $(2.94)
  Pro-forma...........................................     $(13.19)        $1.58         $(2.95)
Diluted Earnings Per Share:
  As reported.........................................     $(13.08)        $1.46         $(2.48)
  Pro-forma...........................................     $(13.11)        $1.45         $(2.49)

     See Note 9 for further discussion of stock-based incentive compensation.

  (p)  PENSION AND OTHER POSTEMPLOYMENT BENEFIT PLANS

     The Company sponsors pension and other retirement plans in various forms covering all employees who meet eligibility requirements. The Company uses several statistical and other factors which attempt to anticipate future events in calculating the expense and liability related to its plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as estimated by management, within certain guidelines. In addition, the Company's actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded. For further discussion, see Note 9.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(3)  DISCONTINUED OPERATIONS AND QUASI-REORGANIZATION

     RRI. On September 30, 2002, CenterPoint Energy distributed to its shareholders its 83% ownership interest in RRI by means of a tax-free spin-off in the form of a dividend. Holders of CenterPoint Energy common stock on the record date received 0.788603 shares of RRI common stock for each share of CenterPoint Energy stock that they owned on the record date. The RRI Distribution was recorded in the third quarter of 2002.

     As a result of the RRI Distribution, CenterPoint Energy recorded a non-cash loss on disposal of discontinued operations of $4.4 billion in 2002. This loss represents the excess of the carrying value of CenterPoint Energy's net investment in RRI over the market value of RRI's common stock at the time of the RRI Distribution. The consolidated financial statements reflect the reclassifications necessary to present RRI as discontinued operations for all periods presented in accordance with SFAS No. 144.

     RRI's revenues included in discontinued operations for the nine months ended September 30, 2002 were $9.5 billion as reported in RRI's Annual Report on Form 10-K/A, Amendment No. 1, filed with the Securities and Exchange Commission
(SEC) on May 1, 2003. These amounts have been restated to reflect RRI's adoption of EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from these discontinued operations for the nine months ended September 30, 2002 is reported net of income tax expense of $284 million.

     Latin America. In February 2003, the Company sold its interest in Argener, a cogeneration facility in Argentina, for $23 million. The carrying value of this investment was approximately $11 million as of December 31, 2002. The Company recorded an after-tax gain of $7 million from the sale of Argener in the first quarter of 2003. In April 2003, the Company sold its final remaining investment in Argentina, a 90 percent interest in Empresa Distribuidora de Electricidad de Santiago del Estero S.A. The Company recorded an after-tax loss of $3 million in the second quarter of 2003 related to its Latin America operations. The consolidated financial statements reflect the reclassifications necessary to present these operations as discontinued operations for all periods presented in accordance with SFAS No. 144.

     Revenues related to the Company's Latin America operations included in discontinued operations for the years ended December 31, 2002 and 2003 were $15 million and $2 million, respectively. Income from these discontinued operations for each of the years ended December 31, 2002 and 2003 is reported net of income tax expense of $2 million.

     CenterPoint Energy Management Services, Inc. As discussed in Note 1, in November 2003, the Company completed the sale of a component of its Other Operations business segment, CenterPoint Energy Management Services, Inc.
(CEMS), that provides district cooling services in the Houston central business district and related complementary energy services to district cooling customers and others. The Company recorded an after-tax loss of $1 million from the sale of CEMS in the fourth quarter of 2003. The Company recorded an after-tax loss in discontinued operations of $16 million ($25 million pre-tax) during the second quarter of 2003 to record the impairment of the long-lived asset based on the impending sale and to record one-time employee termination benefits. The consolidated financial statements reflect the reclassifications necessary to present these CEMS operations as discontinued operations for all periods presented in accordance with SFAS No. 144.

     Revenues related to CEMS included in discontinued operations for the years ended December 31, 2002 and 2003 were $9 million and $10 million, respectively. Income from these discontinued operations for the years ended December 31, 2002 and 2003 is reported net of income tax benefit of $1 million and $2 million, respectively.

     Texas Genco. As discussed in Note 1, in July 2004, the Company announced its agreement to sell Texas Genco to Texas Genco LLC. On December 15, 2004, Texas Genco completed the sale of its fossil generation

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Texas Genco's principal remaining asset is its ownership interest in the South Texas Project Electric Generating Station, a nuclear generating facility (South Texas Project). The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to the Company of $700 million, is expected to close during the first half of 2005, following receipt of approval from the NRC. The Company recorded an after-tax loss of $214 million in 2004 related to the sale of Texas Genco. In addition, as a result of this transaction, any future earnings of Texas Genco will be offset by an increase in the loss. The consolidated financial statements present these operations as discontinued operations for all periods presented in accordance with SFAS No. 144.

     The following table summarizes the components of the income (loss) from discontinued operations of Texas Genco for each of the years ended December 2002, 2003 and 2004:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2002    2003     2004
                                                              ------   -----   ------
                                                                   (IN MILLIONS)
Texas Genco net income (loss) as reported...................  $ (93)   $250    $ (99)
Texas Genco loss on sale of fossil assets, net of tax(1)....     --      --      426
                                                              -----    ----    -----
Texas Genco net income (loss) as adjusted for loss on sale
  of fossil assets..........................................    (93)    250      327
General corporate overhead reclassification, net of
  tax(2)....................................................     18      18       13
Interest expense reclassification, net of tax(3)............    (38)   (129)     (46)
                                                              -----    ----    -----
Income (loss) from discontinued operations of Texas Genco,
  net of tax................................................   (113)    139      294
Minority interest in discontinued operations of Texas
  Genco.....................................................     --     (48)     (61)
                                                              -----    ----    -----
Income (loss) from discontinued operations of Texas Genco,
  net of tax and minority interest..........................   (113)     91      233
                                                              -----    ----    -----
Loss on sale of Texas Genco, net of tax.....................     --      --     (214)
Loss offsetting Texas Genco's 2004 earnings, net of tax.....     --      --     (152)
                                                              -----    ----    -----
Loss on disposal of Texas Genco, net of tax.................     --      --     (366)
                                                              -----    ----    -----
  Total Discontinued Operations of Texas Genco..............  $(113)   $ 91    $(133)
                                                              =====    ====    =====

---------------

(1) In 2004, Texas Genco recorded an after-tax loss of $426 million related to the sale of its coal, lignite and gas-fired generation plants which occurred in the first step of the transaction pursuant to which Texas Genco is being sold. This loss was reversed by CenterPoint Energy to reflect its estimated loss on the sale of Texas Genco.

(2) General corporate overhead previously allocated to Texas Genco from CenterPoint Energy, which will not be eliminated by the sale of Texas Genco, was excluded from income from discontinued operations and is reflected as general corporate overhead of CenterPoint Energy in income from continuing operations in accordance with SFAS No. 144.

(3) Interest expense was reclassified to discontinued operations of Texas Genco related to the applicable amounts of CenterPoint Energy's term loan and revolving credit facility debt that would have been assumed to be paid off with any proceeds from the sale of Texas Genco during those respective periods in accordance with SFAS No. 144.

     Revenues related to Texas Genco included in discontinued operations for the years ended December 31, 2002, 2003 and 2004 were $1.5 billion, $2.0 billion and $2.1 billion, respectively. Income from these discontinued operations for the years ended December 31, 2002, 2003 and 2004 is reported net of income tax (expense) benefit of $63 million, $(71) million and $(166) million, respectively.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Summarized balance sheet information as of December 31, 2003 and 2004 related to discontinued operations of Texas Genco is as follows:

                                                      DECEMBER 31, 2003   DECEMBER 31, 2004
                                                      -----------------   -----------------
                                                                  (IN MILLIONS)
CURRENT ASSETS:
  Cash and cash equivalents.........................       $   45              $   43
  Restricted cash...................................           --                 390
  Accounts receivable, principally trade............           82                  28
  Other current assets..............................          175                  53
                                                           ------              ------
     Total current assets...........................          302                 514
                                                           ------              ------
NON-CURRENT ASSETS:
  Funds held for purchase of additional interest in
     South Texas Project............................           --                 191
  Other non-current assets..........................        3,942                 860
                                                           ------              ------
     Total non-current assets.......................        3,942               1,051
                                                           ------              ------
     TOTAL ASSETS...................................        4,244               1,565
                                                           ------              ------
CURRENT LIABILITIES:
  Accounts payable, principally trade...............          109                  17
  Payable to minority shareholders..................           --                 390
  Other current liabilities.........................          223                  42
                                                           ------              ------
     Total current liabilities......................          332                 449
                                                           ------              ------
OTHER LONG-TERM LIABILITIES(1)......................        1,278                 420
                                                           ------              ------
     TOTAL LIABILITIES..............................        1,610                 869
MINORITY INTEREST...................................          179                  --
                                                           ------              ------
NET ASSETS OF DISCONTINUED OPERATIONS...............       $2,455              $  696
                                                           ======              ======

---------------

(1) Deferred taxes of $758 million recorded as of December 31, 2003 were reversed upon the completion of the first step of the sale of Texas Genco. Taxes payable resulting from the sale will be paid by the Company, and are included in current liabilities as of December 31, 2004.

     On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Texas Genco used approximately $716 million of the cash proceeds from the sale to repay an overnight bridge loan that Texas Genco had entered into in order to finance the repurchase of Texas Genco's common stock held by minority shareholders prior to the first step of the Texas Genco sale. Texas Genco distributed the balance of the cash proceeds from the sale and cash on hand of $2.231 billion, to the Company. Included in current assets of discontinued operations is $390 million of restricted cash designated to buy back the remaining shares of Texas Genco's common stock which have not yet been tendered by Texas Genco's former minority shareholders.

     Texas Genco owns a 30.8% interest in the South Texas Project, which consists of two 1,250 MW nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among Texas Genco and three other co-owners, with each owner retaining its undivided ownership interest in the two generating units and the electrical output from those units. Texas Genco is severally liable, but not jointly liable, for the expenses and

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES liabilities of the South Texas Project. Texas Genco and the three other co-owners organized the STP Nuclear Operating Company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors comprised of one director appointed by each of the four co-owners, along with the chief executive officer of STPNOC. Texas Genco's share of direct expenses of the South Texas Project is included in discontinued operations in the Statements of Consolidated Operations. As of December 31, 2003 and 2004, Texas Genco's total utility plant for the South Texas Project was $431 million and $436 million, respectively (net of $2.2 billion and $2.3 billion accumulated depreciation, respectively, which includes an impairment loss recorded in 1999 of $745 million). As of December 31, 2003 and 2004, Texas Genco's investment in nuclear fuel was $40 million (net of $316 million amortization) and $34 million (net of $334 million amortization), respectively. These assets are included in non-current assets of discontinued operations in the Consolidated Balance Sheets.

     In September 2004, a subsidiary of Texas Genco, Texas Genco, LP (Genco LP), signed an agreement to purchase a portion of AEP Texas Central Company's (AEP) 25.2% interest in the South Texas Project for approximately $174 million. Once the purchase is complete, Genco LP will own an additional 13.2% interest in the South Texas Project for a total of 44%, or approximately 1,100 MW. This purchase agreement was entered into pursuant to Genco LP's right of first refusal to purchase this interest when AEP announced its agreement to sell this interest to a third-party. In addition to AEP's ownership interest and Genco LP's current 30.8% ownership, the 2,500 MW nuclear plant is currently 28%-owned by City Public Service of San Antonio (CPS) and 16%-owned by Austin Energy. CPS is expected to purchase AEP's remaining 12% ownership interest under its right of first refusal. The sale is subject to approval by the NRC. Texas Genco expects to fund the purchase of its share of AEP's interest, including reimbursements of draws under letters of credit, with existing cash balances that have been provided to cash collateralize the letters of credit as described below and, if necessary, cash expected to be generated through operations. If CPS were to fail to purchase the 12% interest it has agreed to acquire, Texas Genco would purchase AEP's entire 25.2% interest in the South Texas Project, in which case Texas Genco would need approximately $158 million of additional cash. The Company expects this transaction will be completed by the end of the second quarter of 2005.

     In December 2004, prior to the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to Texas Genco LLC, the $250 million revolving credit facility of Genco LP was terminated and the then outstanding letters of credit aggregating $182 million issued under the facility in favor of AEP relating to the right of first refusal were cash collateralized at 105% of their face amount. In February 2005, Genco LP also established a $75 million term loan facility under which borrowings may be made for working capital purposes at LIBOR plus 50 basis points. Two drawings aggregating $75 million may be made under the facility which matures on the earlier of August 2005 or the closing of the final step of the Texas Genco sale. An initial draw of $59 million was made in February 2005. This facility is secured by a lien on Texas Genco's equity and partnership interests in its subsidiaries and cash collateral accounts described above.

     Quasi-Reorganization. On December 30, 2004, the Board of Directors of the Company adopted a plan for an accounting reorganization of the Company, to be effective as of January 1, 2005. At the same time, the Manager of CenterPoint Houston adopted a similar plan for CenterPoint Houston. These plans were adopted in order to eliminate the accumulated retained earnings deficit that exists at both companies.

     The plan adopted by the Company required: (1) a report to be presented to and reviewed by the Company's Board of Directors on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on the Company's financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by the Company's Board of Directors on or before February 28, 2005 that the accounting reorganization is inconsistent with the Company's regulatory obligations. The Company is continuing to work to complete the valuation analysis and the effects on the Company's financial statements of the accounting reorganization, and on February 23, 2005,

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES the Company's Board of Directors extended until May 10, 2005 the time for making the determination described in (3) of the preceding sentence.

     An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish a negative retained earnings balance. It involves restating a company's assets and its liabilities to their fair values. The negative balance in the retained earnings account is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, the Company had an accumulated retained earnings deficit of approximately $1.7 billion. That deficit stemmed from the accounting effects of (1) the Company's distribution of its ownership interest in RRI to its shareholders in September 2002, (2) the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding (defined below) and
(3) the loss on discontinued operations that was recorded in connection with the Company's sale of Texas Genco. In addition to eliminating the accumulated deficit in retained earnings and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, the Company and CenterPoint Houston would be required to implement any accounting standards that have been issued but not yet adopted.

     The Company and CenterPoint Houston are seeking to eliminate the negative retained earnings balance because restrictions contained in the 1935 Act require registered public utility holding companies and their subsidiaries, like the Company and CenterPoint Houston, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the negative retained earnings balance will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, the Company could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

     In addition, the Company has undertaken an obligation under the 1935 Act to achieve a minimum ratio of common equity to total capitalization of thirty percent, which, depending on the results of the restatement of assets and liabilities under the accounting reorganization, could be affected by, and will be taken into consideration by the Board of Directors in evaluating the effects of, the accounting reorganization. The Company will seek such authority as may be required under the 1935 Act in connection with the quasi-reorganization.

(4)  REGULATORY MATTERS

  (a)  2004 TRUE-UP PROCEEDING

     In March 2004, CenterPoint Houston filed the final true-up application required by the Texas electric restructuring law with the Public Utility Commission of Texas (Texas Utility Commission) (2004 True-Up Proceeding). CenterPoint Houston's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from RRI described below. In June, July and September 2004, the Texas Utility Commission conducted hearings on, and held public meetings addressing, CenterPoint Houston's true-up application. In December 2004, the Texas Utility Commission approved a final order in CenterPoint Houston's true-up proceeding (2004 Final Order) authorizing CenterPoint Houston to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. As a result of the 2004 Final Order, the Company wrote-off net regulatory assets of $1.5 billion and recorded a related income tax benefit of $526 million, resulting in an after-tax charge of $977 million, which is reflected as an extraordinary loss in the Company's Statements of Consolidated Operations. The Company recorded an expected loss of $894 million in the third quarter of 2004 and increased this amount by $83 million in the fourth quarter of 2004 based on the Company's assessment of the amounts ultimately recoverable. In January 2005, CenterPoint Houston appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although CenterPoint Houston believes it has

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

     The Company has recorded as a regulatory asset a return of $374 million on the true-up balance for the period from January 1, 2002 through December 31, 2004 as allowed by the Texas Utility Commission's 2004 Final Order. The Company, under the 2004 Final Order, will continue to accrue a return until the true-up balance is recovered by the Company, either from rate payers or through a securitization offering as discussed below. The rate of return is based on CenterPoint Houston's cost of capital, established in the Texas Utility Commission's final order issued in October 2001 (2001 Final Order), which is derived from CenterPoint Houston's cost to finance assets and an allowance for earnings on shareholders' investment. Accordingly, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans." the rate of return has been bifurcated into components representing a return of costs to finance assets and an allowance for earnings on shareholders' investment. The component representing a return of costs to finance assets of $226 million has been recognized in the fourth quarter of 2004 and is included in other income in the Company's Statements of Consolidated Operations. The component representing a return of costs to finance assets will continue to be recognized as earned going forward. The component representing an allowance for earnings on shareholders' investment of $148 million has been deferred and will be recognized as it is collected through rates in the future.

     In November 2004, RRI paid $177 million to the Company, representing the "retail clawback" determined by the Texas Utility Commission in the 2004 True-Up Proceeding. The Texas electric restructuring law requires the Texas Utility Commission to determine the retail clawback if the formerly integrated utility's affiliated retail electric provider retained more than 40 percent of its residential price-to-beat customers within the utility's service area as of January 1, 2004 (offset by new customers added outside the service territory). That retail clawback is a credit against the stranded costs the utility is entitled to recover and was reflected in the $2.3 billion recovery authorized. Under the terms of a master separation agreement between RRI and the Company, RRI agreed to pay the Company the amount of the retail clawback determined by the Texas Utility Commission. The payment was used by the Company to reduce outstanding indebtedness.

     The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of CenterPoint Houston issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to the Company and its subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made solely out of funds from non-bypassable transition charges.

     In December 2004, CenterPoint Houston filed for approval of a financing order to issue transition bonds to securitize its true-up balance. On March 9, 2005, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge. The Company anticipates that a new special purpose subsidiary of CenterPoint Houston will issue bonds in one or more series through an underwritten offering. Depending on market conditions and the impact of possible appeals of the financing order, among other factors, the Company anticipates completing such an offering in 2005.

     In January 2005, CenterPoint Houston filed an application for a competition transition charge to recover its true-up balance. CenterPoint Houston will adjust the amount sought through that charge to the extent that it is able to securitize any of such amount. Under the Texas Utility Commission's rules, the unrecovered true-up balance to be recovered through the competition transition charge earns a return until fully recovered.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     In the 2001 Final Order, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. Based on its 2001 revision of the 1998 stranded cost estimates, the Texas Utility Commission determined that CenterPoint Houston had over-mitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its 1998 transition plan and the Texas electric restructuring law. In the 2001 Final Order, CenterPoint Houston was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the 1998 transition plan and the Texas electric restructuring law. In accordance with the 2001 Final Order, CenterPoint Houston recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation, and in January 2002 CenterPoint Houston began paying excess mitigation credits, which were to be paid over a seven-year period with interest at 7 1/2% per annum. The annual payment of excess mitigation credits is approximately $264 million. In its December 2004 final order in the 2004 True-Up Proceeding, the Texas Utility Commission found that CenterPoint Houston did, in fact, have stranded costs (as originally estimated in 1998). Despite this ruling, the Texas Utility Commission denied CenterPoint Houston recovery of approximately $180 million of the interest portion of the excess mitigation credits already paid by CenterPoint Houston and refused to terminate future excess mitigation credits. In January 2005, CenterPoint Houston filed a writ of mandamus petition with the Texas Supreme Court asking that court to order the Texas Utility Commission to terminate immediately the payment of all excess mitigation credits and to ensure full recovery of all excess mitigation credits. Although CenterPoint Houston believes it has meritorious arguments, a writ of mandamus is an extraordinary remedy and no prediction can be made as to the ultimate outcome or timing of the mandamus petition. If the Supreme Court denies CenterPoint Houston's mandamus petition, it will continue to pursue this issue through regular appellate mechanisms. On March 1, 2005, a non-unanimous settlement was filed in Docket No. 30774, which involves the adjustment of RRI's Price-to-Beat. Under the terms of that settlement, the excess mitigation credits being paid by CenterPoint Houston would be terminated as of April 29, 2005. The Texas Utility Commission approved the settlement on March 9, 2005.

  (b)  FINAL FUEL RECONCILIATION

     On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to CenterPoint Houston's final fuel reconciliation. CenterPoint Houston reserved $117 million, including $30 million of interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. On May 28, 2004, the Texas Utility Commission approved a settlement of the remanded issue and issued a final order which reduced the disallowance. As a result of the final order, the Company reversed $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003. The results of the Texas Utility Commission's final decision are a component of the 2004 True-Up Proceeding. The Company has appealed certain portions of the Texas Utility Commission's final order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. Briefs on this issue were filed on January 5, 2005, and a hearing on this issue is scheduled for April 22, 2005.

  (c)  RATE CASES

     In 2004, the City of Houston, 28 other cities and the Railroad Commission of Texas (Railroad Commission) approved a settlement that increased Houston Gas' base rate and service charge revenues by approximately $14 million annually.

     In February 2004, the Louisiana Public Service Commission (LPSC) approved a settlement that increased Southern Gas Operations' base rate and service charge revenues in its South Louisiana Division by approximately $2 million annually.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     In July 2004, Minnesota Gas filed an application for a general rate increase of $22 million with the Minnesota Public Utilities Commission (MPUC). Minnesota Gas and the Minnesota Department of Commerce have agreed to a settlement of all issues, including an annualized increase in the amount of $9 million, subject to approval by the MPUC. A final decision on this rate relief request is expected from the MPUC in the second quarter of 2005. Interim rates of $17 million on an annualized basis became effective on October 1, 2004, subject to refund.

     In July 2004, the LPSC approved a settlement that increased Southern Gas Operations' base rate and service charge revenues in its North Louisiana Division by approximately $7 million annually.

     In October 2004, Southern Gas Operations filed an application for a general rate increase of approximately $3 million with the Railroad Commission for rate relief in the unincorporated areas of its Beaumont, East Texas and South Texas Divisions. The Railroad Commission staff has begun its review of the request, and a decision is anticipated in April 2005.

     In November 2004, Southern Gas Operations filed an application for a general rate increase of approximately $34 million with the Arkansas Public Service Commission (APSC). The APSC staff has begun its review of the request, and a decision is anticipated in the second half of 2005.

     In December 2004, the Oklahoma Corporation Commission approved a settlement that increased Southern Gas Operations' base rate and service charge revenues by approximately $3 million annually.

  (d)  CITY OF TYLER, TEXAS DISPUTE

     In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute has been referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter and is expected to issue a ruling in March or April of 2005. In a parallel action now in the Court of Appeals in Austin, Southern Gas Operations is challenging the scope of the Railroad Commission's inquiry which goes beyond the issue of whether Southern Gas Operations had properly followed its tariffs to include a review of Southern Gas Operations' historical gas purchases. The Company believes such a review is not permitted by law and is beyond what the parties requested in the joint petition that initiated the proceeding at the Railroad Commission. The Company believes that all costs for Southern Gas Operations' Tyler distribution system have been properly included and recovered from customers pursuant to Southern Gas Operations' filed tariffs.

(5)  DERIVATIVE INSTRUMENTS

     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options (Energy Derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.

  (a)  NON-TRADING ACTIVITIES

     Cash Flow Hedges. To reduce the risk from market fluctuations associated with purchased gas costs, the Company enters into energy derivatives in order to hedge certain expected purchases and sales of natural gas (non-trading energy derivatives). The Company applies hedge accounting for its non-trading energy derivatives utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. The Company analyzes its physical transaction portfolio

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES to determine its net exposure by delivery location and delivery period. Because the Company's physical transactions with similar delivery locations and periods are highly correlated and share similar risk exposures, the Company facilitates hedging for customers by aggregating physical transactions and subsequently entering into non-trading energy derivatives to mitigate exposures created by the physical positions.

     During 2004, hedge ineffectiveness of $0.4 million was recognized in earnings from derivatives that are designated and qualify as Cash Flow Hedges, and in 2003 and 2002, no hedge ineffectiveness was recognized. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Statements of Consolidated Operations under the caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2004, the Company expects $5 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions on existing financial instruments is primarily two years with a limited amount of exposure up to five years. The Company's policy is not to exceed five years in hedging its exposure.

     Other Derivative Financial Instruments. The Company also has natural gas contracts which are derivatives which are not hedged. Load following services that the Company offers its natural gas customers create an inherent tendency to be either long or short natural gas supplies relative to customer purchase commitments. The Company measures and values all of its volumetric imbalances on a real time basis to minimize its exposure to commodity price and volume risk. The aggregate Value at Risk (VaR) associated with these operations is calculated daily and averaged $0.2 million with a high of $1 million during 2004. The Company does not engage in proprietary or speculative commodity trading. Unhedged positions are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in operating income, net. During 2004, the Company recognized net gains related to unhedged positions amounting to $7 million and as of December 31, 2004 had recorded short-term risk management assets and liabilities of $4 million and $5 million, respectively, included in other current assets and other current liabilities, respectively.

     Interest Rate Swaps. As of December 31, 2003, the Company had an outstanding interest rate swap with a notional amount of $250 million to fix the interest rate applicable to floating-rate short-term debt. This swap, which expired in January 2004, did not qualify as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), and was marked to market in the Company's Consolidated Balance Sheets with changes in market value reflected in interest expense in the Statements of Consolidated Operations.

     During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and is being amortized into interest expense over the life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive income for 2003 and 2004 was $12 million and $25 million, respectively. As of December 31, 2004, the Company expects $31 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003, and $255 million of convertible senior notes, issued December 17, 2003 (see Note 8), contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES balance sheet. The value of the contingent interest components was not material at issuance or at December 31, 2004.

  (b)  CREDIT RISKS

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the non-trading derivative assets of the Company as of December 31, 2003 and 2004 (in millions):

                                                DECEMBER 31, 2003      DECEMBER 31, 2004
                                               -------------------   ----------------------
                                               INVESTMENT            INVESTMENT
                                               GRADE(1)(2)   TOTAL   GRADE(1)(2)   TOTAL(3)
                                               -----------   -----   -----------   --------
Energy marketers.............................      $24        $35        $10         $17
Financial institutions.......................       21         21         50          50
Other........................................       --          1          1           1
                                                   ---        ---        ---         ---
  Total......................................      $45        $57        $61         $68
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

(3) The $17 million non-trading derivative asset includes a $6 million asset due to trades with Reliant Energy Services, Inc. (Reliant Energy Services), an affiliate until the date of the RRI Distribution. As of December 31, 2004, Reliant Energy Services did not have an investment grade rating.

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

(6)  INDEXED DEBT SECURITIES (ZENS) AND TIME WARNER SECURITIES

  (a)  ORIGINAL INVESTMENT IN TIME WARNER SECURITIES

     In 1995, the Company sold a cable television subsidiary to Time Warner Inc.
(TW) and received TW convertible preferred stock (TW Preferred) as partial consideration. On July 6, 1999, the Company converted its 11 million shares of TW Preferred into 45.8 million shares of Time Warner common stock (TW Common). The Company currently owns 21.6 million shares of TW Common. Unrealized gains and losses resulting from changes in the market value of the TW Common are recorded in the Company's Statements of Consolidated Operations.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (b)  ZENS

     In September 1999, the Company issued its 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. ZENS are exchangeable for cash equal to the market value of a specified number of shares of TW common. The Company pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the shares of TW Common attributable to the ZENS. The principal amount of ZENS is subject to being increased to the extent that the annual yield from interest and cash dividends on the reference shares of TW Common is less than 2.309%. At December 31, 2004, ZENS having an original principal amount of $840 million and a contingent principal amount of $851 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of 21.6 million shares of TW Common deemed to be attributable to the ZENS. At December 31, 2004, the market value of such shares was approximately $421 million, which would provide an exchange amount of $476 for each $1,000 original principal amount of ZENS. At maturity, the holders of the ZENS will receive in cash the higher of the original principal amount of the ZENS (subject to adjustment as discussed above) or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common.

     In 2002, holders of approximately 16% of the 17.2 million ZENS originally issued exercised their right to exchange their ZENS for cash, resulting in aggregate cash payments by CenterPoint Energy of approximately $45 million. Exchanges of ZENS subsequent to 2002 aggregate less than one percent of ZENS originally issued.

     A subsidiary of the Company owns shares of TW Common and elected to liquidate a portion of such holdings to facilitate the Company's making the cash payments for the ZENS exchanged in 2002 through 2004. In connection with the exchanges, the Company received net proceeds of approximately $43 million from the liquidation of approximately 4.1 million shares of TW Common at an average price of $10.56 per share. The Company now holds 21.6 million shares of TW Common which are classified as trading securities under SFAS No. 115 and are expected to be held to facilitate the Company's ability to meet its obligation under the ZENS.

     Upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component (the holder's option to receive the appreciated value of TW Common at maturity). The derivative component was valued at fair value and determined the initial carrying value assigned to the debt component ($121 million) as the difference between the original principal amount of the ZENS ($1 billion) and the fair value of the derivative component at issuance ($879 million). Effective January 1, 2001 the debt component was recorded at its accreted amount of $122 million and the derivative component was recorded at its fair value of $788 million, as a current liability. Subsequently, the debt component accretes through interest charges at 17.5% annually up to the minimum amount payable upon maturity of the ZENS in 2029 (approximately $915 million) which reflects exchanges and adjustments to maintain a 2.309% annual yield, as discussed above. Changes in the fair value of the derivative component are recorded in the Company's Statements of Consolidated Operations. During 2002, 2003 and 2004, the Company recorded a loss of $500 million, a gain of $106 million and a gain of $31 million, respectively, on the Company's investment in TW Common. During 2002, 2003 and 2004, the Company recorded a gain of $480 million, a loss of $96 million and a loss of $20 million, respectively, associated with the fair value of the derivative component of the ZENS obligation. Changes in the fair value of the TW Common held by the Company are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table sets forth summarized financial information regarding the Company's investment in TW securities and the Company's ZENS obligation (in millions).

                                                                      DEBT      DERIVATIVE
                                                           TW       COMPONENT   COMPONENT
                                                       INVESTMENT    OF ZENS     OF ZENS
                                                       ----------   ---------   ----------
Balance at December 31, 2001.........................    $ 827        $123        $ 730
Accretion of debt component of ZENS..................       --           1           --
Gain on indexed debt securities......................       --          --         (480)
Loss on TW Common....................................     (500)         --           --
Liquidation of TW Common.............................      (43)         --           --
Liquidation of ZENS, net of gain.....................       --         (20)         (25)
                                                         -----        ----        -----
Balance at December 31, 2002.........................      284         104          225
Accretion of debt component of ZENS..................       --           1           --
Loss on indexed debt securities......................       --          --           96
Gain on TW Common....................................      106          --           --
                                                         -----        ----        -----
Balance at December 31, 2003.........................      390         105          321
Accretion of debt component of ZENS..................       --           2           --
Loss on indexed debt securities......................       --          --           20
Gain on TW Common....................................       31          --           --
                                                         -----        ----        -----
Balance at December 31, 2004.........................    $ 421        $107        $ 341
                                                         =====        ====        =====

(7)  EQUITY

  (a)  CAPITAL STOCK

     At December 31, 2004, CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, composed of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock.

     The Company's sale of its interest in Texas Genco described in Notes 1 and 3 resulted in an after-tax loss of approximately $214 million in 2004. In addition, the Company recorded an after-tax extraordinary loss of $977 million in 2004 related to the 2004 True-Up Proceeding. Portions of these losses recorded in periods prior to the fourth quarter of 2004 reduced the Company's earnings below the level required for the Company to continue paying its current quarterly dividends out of current earnings as required under the Company's SEC financing order. However, in May 2004, the Company received an order from the SEC under the 1935 Act authorizing it to continue to pay its current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event the Company had such losses. The Company declared a dividend in the fourth quarter out of current earnings. If the Company's earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

  (b) SHAREHOLDER RIGHTS PLAN

     The Company has a Shareholder Rights Plan that states that each share of its common stock includes one associated preference stock purchase right (Right) which entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share of Series A Preference Stock. The Rights, which expire on December 11, 2011, are exercisable upon some events involving the acquisition of 20% or more of

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES the Company's outstanding common stock. Upon the occurrence of such an event, each Right entitles the holder to receive common stock with a current market price equal to two times the exercise price of the Right. At anytime prior to becoming exercisable, the Company may repurchase the Rights at a price of $0.005 per Right. There are 700,000 shares of Series A Preference Stock reserved for issuance upon exercise of the Rights.

(8)  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                 DECEMBER 31, 2003        DECEMBER 31, 2004
                                               ----------------------   ----------------------
                                               LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                               ---------   ----------   ---------   ----------
                                                                (IN MILLIONS)
Short-term borrowings:
  Revolving credit facility..................                 $ 63                    $   --
                                                              ----                    ------
Long-term debt:
CenterPoint Energy:
  ZENS(2)....................................   $    --        105       $   --          107
  Senior notes 5.875% to 7.25% due 2008
     to 2015.................................       600         --          600           --
  Convertible senior notes 2.875% to 3.75%
     due 2023 to 2024........................       830         --          830           --
  Pollution control bonds 5.60% to 6.70% due
     2012 to 2027(3).........................       380         --          151           --
  Pollution control bonds 4.70% to 8.00% due
     2011 to 2030(4).........................     1,046         --        1,046           --
  Loans due 2006(5)..........................     1,450         10          239           --
  Junior subordinated debentures payable to
     affiliate 8.257% due 2037(6)............       747         --          103           --
CenterPoint Houston:
  First mortgage bonds 9.15% due 2021........       102         --          102           --
  Series 2001-1 Transition Bonds 3.84% to
     5.63% due 2005 to 2013..................       676         41          629           47
  Term loan, LIBOR plus 9.75%, due 2005(7)...     1,310         --           --        1,310
  General mortgage bonds 5.60% to 6.95% due
     2013 to 2033............................     1,262         --        1,262           --
  Pollution control bonds 3.625% to 5.60% due
     2012 to 2027(8).........................        --         --          229           --
CERC Corp.:
  Convertible subordinated debentures 6.00%
     due 2012................................        74         --           69            6
  Senior notes 5.95% to 8.90% due 2005 to
     2014....................................     2,251         --        1,923          325
  Junior subordinated debentures payable to
     affiliate 6.25% due 2026(6).............         6         --            6           --
Other........................................        46          5            5           41
Unamortized discount and premium(9)..........        (2)        --           (1)          --
                                                -------       ----       ------       ------
     Total long-term debt....................    10,778        161        7,193        1,836
                                                -------       ----       ------       ------
     Total borrowings........................   $10,778       $224       $7,193       $1,836
                                                =======       ====       ======       ======

---------------

(1) Includes amounts due or exchangeable within one year of the date noted.

(2) Upon adoption of SFAS No. 133 effective January 1, 2001, the Company's ZENS obligation was bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 6(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

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

(7) London inter-bank offered rate (LIBOR) has a minimum rate of 3% under the terms of this debt. This term loan is secured by general mortgage bonds of CenterPoint Houston.

(8) These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(9) Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in long-term debt is additional unamortized premium related to fair value adjustments of long-term debt of $6 million and $5 million at December 31, 2003 and 2004, respectively, which is being amortized over the respective remaining term of the related long-term debt.

  (a)  SHORT-TERM BORROWINGS

     Credit Facilities. As of December 31, 2003, CERC Corp. had a revolving credit facility that provided for an aggregate of $200 million in committed credit. As of December 31, 2003, $63 million was borrowed under the CERC Corp. revolving credit. This facility terminated in March 2004. The weighted average interest rate on short-term borrowings at December 31, 2003 was 5.0%, excluding facility fees and other fees paid in connection with the arrangement of the bank facilities.

  (b)  LONG-TERM DEBT

     As of December 31, 2004, CERC Corp. had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are LIBOR plus 150 basis points based on current credit ratings and the applicable pricing grid. As of December 31, 2004, such credit facility was not utilized.

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

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

     On December 15, 2004, the Company permanently reduced its three-year credit facility to $750 million from $2.34 billion. The credit facility was composed of a $1.425 billion revolving credit facility (LIBOR plus 300 basis points), which has been permanently reduced to $750 million, and a $915 million term loan (LIBOR plus 350 basis points), which was repaid and retired on December 15, 2004. As a result of the term loan repayment and the permanent reduction of the revolving credit facility, the Company expensed $15 million of unamortized loan costs in the fourth quarter of 2004 that were associated with these facilities.

     In March 2005, the Company replaced its $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

     In March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

     CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Net proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by CenterPoint Houston in excess of $200 million must be used to repay borrowings under the new facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility can be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

     Convertible Debt. On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P), a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after May 15, 2008, in the event that the average trading price of a note for the applicable five trading day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period.

     In March 2005, the Company filed a registration statement relating to an offer to exchange its 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement has not yet been declared effective by the SEC. The Company expects to conduct the exchange offer in response to the guidance set forth in EITF 04-8. Under that guidance, because settlement of the principal portion of new notes will be made in cash rather than stock, exchanging new notes for old notes will allow the Company to exclude the portion of the conversion value of the new notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. See Note 2(n) for further discussion of the Company's adoption of EITF 04-8 and the impact on diluted earnings per share related to these securities.

     On December 17, 2003, the Company issued $255 million aggregate principal amount of convertible senior notes due January 15, 2024 with an interest rate of 2.875%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 78.064 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's and S&P are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. Under the original terms of these convertible senior notes, CenterPoint Energy could elect to satisfy part or all of its conversion obligation by delivering cash in lieu of shares of CenterPoint Energy. On December 13, 2004, the Company entered into a supplemental indenture with respect to these convertible senior notes in order to eliminate its right to settle the conversion of the notes solely in shares of its common stock. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after January 15, 2007, in the event that the average trading price of a note for the applicable five-trading-day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period.

     Proceeds from the issuance of the convertible senior notes were used to redeem, in January 2004, $250 million liquidation amount of the 8.125% trust preferred securities issued by HL&P Capital Trust I. Pending such use, the net proceeds were used to repay a portion of the outstanding borrowings under the

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

Company's revolving credit facility. See Note 2(n) for further discussion of the Company's adoption of EITF 04-8 and the impact on diluted earnings per share related to these securities.

     Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, two Delaware statutory business trusts created by CenterPoint Energy (HL&P Capital Trust I and HL&P Capital Trust II) issued to the public (a) $250 million aggregate amount of preferred securities and (b) $100 million aggregate amount of capital securities, respectively. In February 1999, a Delaware statutory business trust created by CenterPoint Energy (REI Trust I) issued $375 million aggregate amount of preferred securities to the public. Each of the trusts used the proceeds of the offerings to purchase junior subordinated debentures issued by CenterPoint Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities. As discussed in Note 2(n), upon the Company's adoption of FIN 46, the amount of outstanding junior subordinated debentures discussed above was included in long-term debt as of December 31, 2003 and 2004.

     The preferred securities issued by HL&P Capital Trust I having an aggregate liquidation amount of $250 million were redeemed at 100% of their aggregate liquidation amount in January 2004. The preferred securities issued by REI Trust I having an aggregate liquidation amount of $375 million were redeemed at 100% of their aggregate liquidation amount in December 2004.

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

     The preferred securities and capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of December 31, 2004, no interest payments on the junior subordinated debentures had been deferred.

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities or capital securities of the trusts described above and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                           AGGREGATE LIQUIDATION
                               AMOUNTS AS OF          DISTRIBUTION     MANDATORY
                        ---------------------------      RATE/        REDEMPTION
                        DECEMBER 31,   DECEMBER 31,     INTEREST         DATE/
TRUST                       2003           2004           RATE       MATURITY DATE  JUNIOR SUBORDINATED DEBENTURES
-----                   ------------   ------------   ------------   -------------  ------------------------------
                               (IN MILLIONS)
REI Trust I............     $375           $ --           7.20%      March 2048     7.20% Junior Subordinated
                                                                                    Debentures
HL&P Capital Trust I...     $250           $ --          8.125%      March 2046     8.125% Junior Subordinated
                                                                                    Deferrable Interest Debentures
                                                                                    Series A
HL&P Capital Trust          $100           $100          8.257%      February 2037  8.257% Junior Subordinated
  II...................                                                             Deferrable Interest Debentures
                                                                                    Series B

     In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 2(n), upon the Company's adoption of FIN 46, the amount of outstanding junior subordinated debentures discussed above was included in long-term debt as of December 31, 2003 and 2004.

     The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and 2004, the liquidation amount of convertible preferred securities outstanding was $0.4 and $0.3 million, respectively. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of December 31, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

     Maturities. The Company's maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $1.7 billion in 2005, $215 million in 2006, $66 million in 2007, $572 million in 2008 and $80 million in 2009. The 2005 amount is net of the portion of a sinking fund payment that will be satisfied with debt that had been acquired and retired as of December 31, 2004.

     Liens. As of December 31, 2004, CenterPoint Houston's assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2002, 2003 and 2004 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2005 is approximately $147 million, and the sinking fund requirement to be satisfied in 2005 is approximately $3 million. The Company expects CenterPoint Houston to meet these 2005 obligations by certification of property additions. At December 31, 2004, CenterPoint Houston's assets were also subject to liens securing approximately $3.3 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

  (c)  RECEIVABLES FACILITY

     On January 21, 2004, CERC replaced its $100 million receivables facility with a $250 million receivables facility. As of December 31, 2004, CERC had $181 million outstanding under its receivables facility. In January 2005, the facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million to provide additional liquidity to CERC during the peak heating season of 2005, in view of recent levels of, and volatility in, gas prices.

(9)  STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

  (a)  INCENTIVE COMPENSATION PLANS

     The Company has long-term incentive compensation plans (LICPs) that provide for the issuance of stock-based incentives, including performance-based shares, performance-based units, restricted shares and stock options to directors, officers and key employees. A maximum of approximately 37 million shares of CenterPoint Energy common stock may be issued under these plans.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Performance-based shares, performance-based units and restricted shares are granted to employees without cost to the participants. The performance shares and units vest three years after the grant date based upon the performance of the Company over a three-year cycle, except as discussed below. The restricted shares vest at various times ranging from one-year to the end of a three-year period. Upon vesting, the shares are issued to the plan participants.

     During 2002, 2003 and 2004, the Company recorded compensation expense of $2 million, $9 million and $8 million, respectively, related to performance-based shares, performance-based units and restricted share grants. Included in these amounts is a compensation benefit of $1 million recorded in 2002 related to RRI's participants. Amounts for RRI's and Texas Genco's participants are reflected in discontinued operations in the Statements of Consolidated Operations.

     The following table summarizes the Company's performance-based units, performance-based shares and restricted share grant activity for the years 2002 through 2004:

                                               NUMBER OF           NUMBER OF       NUMBER OF
                                           PERFORMANCE-BASED   PERFORMANCE-BASED   RESTRICTED
                                                 UNITS              SHARES           SHARES
                                           -----------------   -----------------   ----------
Outstanding at December 31, 2001.........        83,670              626,090         208,562
  Granted................................            --              451,050              --
  Canceled...............................        (5,625)            (176,258)        (41,892)
  Released to participants...............          (120)            (447,060)        (78,768)
                                                -------           ----------       ---------
Outstanding at December 31, 2002.........        77,925              453,822          87,902
  Granted................................            --              840,920         583,613
  Shares converted at Texas Genco
     Distribution........................            --               25,746          23,219
  Canceled...............................       (29,515)             (43,386)        (14,240)
  Released to participants...............        (1,441)              (7,042)       (113,056)
                                                -------           ----------       ---------
Outstanding at December 31, 2003.........        46,969            1,270,060         567,438
  Granted................................        38,200                   --         255,800
  Canceled...............................           (39)             (88,905)        (40,128)
  Released to participants...............       (47,930)             (12,642)        (14,363)
                                                -------           ----------       ---------
Outstanding at December 31, 2004.........        37,200            1,168,513         768,747
                                                =======           ==========       =========
Weighted average fair value granted for
  2002...................................                         $    12.00       $      --
                                                                  ==========       =========
Weighted average fair value granted for
  2003...................................                         $     5.70       $    5.83
                                                                  ==========       =========
Weighted average fair value granted for
  2004...................................                         $       --       $   10.95
                                                                  ==========       =========

     The maximum value associated with the performance-based units granted in 2004 was $150 per unit.

     Effective with the RRI Distribution which occurred on September 30, 2002, the Company's compensation committee authorized the conversion of outstanding CenterPoint Energy performance-based shares for the performance cycle ending December 31, 2002 to a number of restricted shares of CenterPoint Energy's common stock equal to the number of performance-based shares that would have vested if the performance objectives for the performance cycle were achieved at the maximum level for substantially all shares. These restricted shares vested if the participant holding the shares remained employed with the Company or with RRI and its subsidiaries through December 31, 2002. On the date of the RRI Distribution, holders of these restricted shares received shares of RRI common stock in the same manner as other holders of CenterPoint

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

Energy common stock, but these shares of common stock were subject to the same vesting schedule, as well as to the terms and conditions of the plan under which the original performance shares were granted. Thus, following the RRI Distribution, employees who held performance-based shares under the LICP for the performance cycle ending December 31, 2002 held restricted shares of CenterPoint Energy common stock and restricted shares of RRI common stock, which vested following continuous employment through December 31, 2002.

     Effective with the RRI Distribution, the Company converted all outstanding CenterPoint Energy stock options granted prior to the initial public offering of RRI common stock in May 2001 (RRI Offering) to a combination of adjusted CenterPoint Energy stock options and RRI stock options. For the converted stock options, the sum of the intrinsic value of the CenterPoint Energy stock options immediately prior to the record date of the RRI Distribution equaled the sum of the intrinsic values of the adjusted CenterPoint Energy stock options and the RRI stock options granted immediately after the record date of the RRI Distribution. As such, RRI employees who do not work for the Company hold stock options of the Company. Both the number and the exercise price of all outstanding CenterPoint Energy stock options that were granted on or after the RRI Offering and prior to the RRI Distribution were adjusted to maintain the total intrinsic value of the grants.

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity related to the Company for the years 2002 through 2004:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 2001.........................   9,828,471        $28.34
  Options granted........................................   3,115,399          7.12
  Options converted at RRI Distribution..................     742,636         29.01
  Options exercised......................................     (71,273)        20.59
  Options canceled.......................................  (1,155,351)        16.11
                                                           ----------
Outstanding at December 31, 2002.........................  12,459,882         18.26
  Options granted........................................   2,217,546          5.69
  Options converted at Texas Genco Distribution..........     751,867         17.21
  Options exercised......................................     (80,750)         6.44
  Options canceled.......................................    (275,408)        16.40
                                                           ----------
Outstanding at December 31, 2003.........................  15,073,137         15.59
  Options granted........................................   2,028,000         10.92
  Options exercised......................................    (580,624)         6.16
  Options canceled.......................................    (361,418)        11.99
                                                           ----------
Outstanding at December 31, 2004.........................  16,159,095        $15.42
                                                           ==========        ======
Options exercisable at December 31, 2002.................   6,854,910        $19.78
                                                           ==========        ======
Options exercisable at December 31, 2003.................  10,285,689        $18.09
                                                           ==========        ======
Options exercisable at December 31, 2004.................  12,076,730        $17.82
                                                           ==========        ======

     Exercise prices for CenterPoint Energy stock options outstanding held by Company employees ranged from $4.78 to $32.26. The following tables provide information with respect to outstanding CenterPoint Energy stock options held by the Company's employees on December 31, 2004:

                                                                             REMAINING AVERAGE
                                                OPTIONS        AVERAGE       CONTRACTUAL LIFE
                                              OUTSTANDING   EXERCISE PRICE        (YEARS)
                                              -----------   --------------   -----------------
Ranges of Exercise Prices:
  $4.78-$10.00..............................   4,212,025        $6.10               7.2
  $10.01-$15.00.............................   5,737,414        12.93               5.1
  $15.01-$20.00.............................   3,079,571        18.06               2.2
  $20.01-$30.00.............................     708,162        22.99               3.5
  $30.01-$32.26.............................   2,421,923        31.96               5.4
                                              ----------
     Total..................................  16,159,095        15.42               5.1
                                              ==========

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table provides information with respect to CenterPoint Energy stock options exercisable at December 31, 2004:

                                                                OPTIONS        AVERAGE
                                                              EXERCISABLE   EXERCISE PRICE
                                                              -----------   --------------
Ranges of Exercise Prices:
  $4.78-$10.00..............................................   2,070,960        $6.23
  $10.01-$15.00.............................................   3,796,114        13.96
  $15.01-$20.00.............................................   3,079,571        18.06
  $20.01-$30.00.............................................     708,162        22.99
  $30.01-$32.26.............................................   2,421,923        31.96
                                                              ----------
     Total..................................................  12,076,730        17.82
                                                              ==========

     See Note 2(o) for disclosure of the pro-forma effect on net income of the fair value based method of accounting for stock compensation.

  (b)  PENSION AND POSTRETIREMENT BENEFITS

     The Company maintains a non-contributory qualified defined benefit plan covering substantially all employees, with benefits determined using a cash balance formula. Under the cash balance formula, participants accumulate a retirement benefit based upon 4% of eligible earnings and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. As a result, certain employees participating in the plan as of December 31, 1998 are eligible to receive the greater of the accrued benefit calculated under the prior plan through 2008 or the cash balance formula. Participants are 100% vested in their benefit after completing five years of service.

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                           YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                        2002                        2003                        2004
                              -------------------------   -------------------------   -------------------------
                              PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                              BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS
                              --------   --------------   --------   --------------   --------   --------------
                                                                (IN MILLIONS)
Service cost................   $  32          $  5          $ 37          $  4         $  40          $  4
Interest cost...............     104            32           102            31           102            31
Expected return on plan
  assets....................    (126)          (13)          (92)          (11)         (103)          (13)
Net amortization............      16            13            43            13            37            13
Curtailment.................      --            --            --            --            --            17
Benefit enhancement.........       9             3            --            --             4             2
Settlement..................      --           (18)           --            --            --            --
                               -----          ----          ----          ----         -----          ----
Net periodic cost...........   $  35          $ 22          $ 90          $ 37         $  80          $ 54
                               =====          ====          ====          ====         =====          ====
Above amounts reflect the
  following net periodic
  cost (benefit) related to
  discontinued operations...   $  11          $ (9)         $ 17          $  4         $  11          $ 20
                               =====          ====          ====          ====         =====          ====

     The Company used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

                                                                     DECEMBER 31,
                                   ---------------------------------------------------------------------------------
                                             2002                        2003                        2004
                                   -------------------------   -------------------------   -------------------------
                                   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                   BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                   --------   --------------   --------   --------------   --------   --------------
Discount rate....................   7.25%          7.25%        6.75%          6.75%        6.25%          6.25%
Expected return on plan assets...    9.5%           9.5%         9.0%           9.0%         9.0%           8.5%
Rate of increase in compensation
  levels.........................    4.1%            --          4.1%            --          4.1%            --

     In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following table displays the change in the benefit obligation, the fair value of plan assets and the amounts included in the Company's Consolidated Balance Sheets as of December 31, 2003 and 2004 for the Company's pension and postretirement benefit plans:

                                                                        DECEMBER 31,
                                                    -----------------------------------------------------
                                                              2003                        2004
                                                    -------------------------   -------------------------
                                                    PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                    BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                    --------   --------------   --------   --------------
                                                                     (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.............   $1,550        $ 479         $1,692        $ 518
Service cost......................................       37            4             40            4
Interest cost.....................................      102           31            102           31
Participant contributions.........................       --            8             --            6
Benefits paid.....................................     (142)         (43)          (124)         (42)
Plan amendments...................................        4           (5)            --          (20)
Divestitures......................................       --           --           (165)          --
Actuarial loss....................................      141           44            161           36
Curtailment, benefit enhancement and settlement...       --           --              4            2
                                                     ------        -----         ------        -----
Benefit obligation, end of year...................   $1,692        $ 518         $1,710        $ 535
                                                     ======        =====         ======        =====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year....................   $1,054        $ 131         $1,194        $ 150
Employer contributions............................       23           34            476           27
Participant contributions.........................       --            8             --            6
Benefits paid.....................................     (142)         (43)          (124)         (42)
Divestitures......................................       --           --            (40)          --
Actual investment return..........................      259           20            151           15
                                                     ------        -----         ------        -----
Plan assets, end of year..........................   $1,194        $ 150         $1,657        $ 156
                                                     ======        =====         ======        =====
RECONCILIATION OF FUNDED STATUS
Funded status.....................................   $ (498)       $(368)        $  (53)       $(379)
Unrecognized actuarial loss.......................      733           63            714           96
Unrecognized prior service cost...................      (71)          49            (51)          14
Unrecognized transition (asset) obligation........       --           79             --           65
                                                     ------        -----         ------        -----
Net amount recognized.............................   $  164        $(177)        $  610        $(204)
                                                     ======        =====         ======        =====
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations...............................   $ (395)       $(177)        $  610        $(204)
Accumulated other comprehensive income............      559           --             --           --
                                                     ------        -----         ------        -----
Prepaid (accrued) benefit cost....................   $  164        $(177)        $  610        $(204)
                                                     ======        =====         ======        =====

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                                                                        DECEMBER 31,
                                                    -----------------------------------------------------
                                                              2003                        2004
                                                    -------------------------   -------------------------
                                                    PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                    BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                    --------   --------------   --------   --------------
                                                                     (IN MILLIONS)
ACTUARIAL ASSUMPTIONS
Discount rate.....................................     6.25%        6.25%          5.75%        5.75%
Expected return on plan assets....................      9.0%         8.5%           8.5%         8.0%
Rate of increase in compensation levels...........      4.1%          --            4.6%          --
Healthcare cost trend rate assumed for the next
  year............................................       --        10.50%            --         9.75%
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend rate)...............       --          5.5%            --          5.5%
Year that the rate reaches the ultimate trend
  rate............................................       --         2011             --         2011

                                                           DECEMBER 31,
                                   -------------------------------------------------------------
                                               2003                            2004
                                   -----------------------------   -----------------------------
                                     PENSION      POSTRETIREMENT     PENSION      POSTRETIREMENT
                                     BENEFITS        BENEFITS        BENEFITS        BENEFITS
                                   ------------   --------------   ------------   --------------
                                                          (IN MILLIONS)
ADDITIONAL INFORMATION
Accumulated benefit obligation...     $1,589           $518           $1,635           $535
Change in minimum liability
  included in other comprehensive
  income.........................       (64)            --             (559)            --
Measurement date used to
  determine plan obligations and
  assets.........................  December 31,    December 31,    December 31,    December 31,
                                       2003            2003            2004            2004

     Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                                 1%         1%
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                 (IN MILLIONS)
Effect on total of service and interest cost................    $ 2        $ 2
Effect on the postretirement benefit obligation.............     39         33

     The following table displays the weighted-average asset allocations as of December 31, 2003 and 2004 for the Company's pension and postretirement benefit plans:

                                                                        DECEMBER 31,
                                                    -----------------------------------------------------
                                                              2003                        2004
                                                    -------------------------   -------------------------
                                                    PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                    BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                    --------   --------------   --------   --------------
Domestic equity securities........................     60%           41%           57%           34%
International equity securities...................     15             9            15            11
Debt securities...................................     22            48            26            54
Real estate.......................................      3            --             2            --
Cash..............................................     --             2            --             1
                                                      ---           ---           ---           ---
  Total...........................................    100%          100%          100%          100%
                                                      ===           ===           ===           ===

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     In managing the investments associated with the benefit plans, the Company's objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

     As part of the investment strategy discussed above, the Company has adopted and maintains the following weighted average allocation targets for its benefit plans:

                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------   --------------
Domestic equity securities..................................   45-55%        28-38%
International equity securities.............................    7-13%         5-15%
Debt securities.............................................   20-30%        52-62%
Real estate.................................................     0-5%           --
Cash........................................................     0-2%          0-2%

     The expected rate of return assumption was developed by reviewing the targeted asset allocations and historical index performance of the applicable asset classes over a 15-year period, adjusted for investment fees and diversification effects.

     Equity securities for the pension plan include CenterPoint Energy common stock in the amounts of $44 million (3.7% of total pension plan assets) as of December 31, 2003. The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2004.

     Although funding for the Company's pension and postretirement plans was not required during 2004, the Company contributed $56 million to its pension plan in September 2004 and $420 million in December 2004, which effectively brought the Company's pension plan assets and accumulated benefit obligation into balance and increased shareholders' equity by $350 million as a result of the elimination of the related minimum benefit liability. Additionally, the Company contributed $27 million to its postretirement benefits plan in 2004.

     Contributions to the pension plan are not required in 2005; however, the Company expects to make a contribution. The Company expects to contribute approximately $29 million to its postretirement benefits plan in 2005.

     The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------   --------------
                                                                    (IN MILLIONS)
2005........................................................    $108          $ 38
2006........................................................     112            40
2007........................................................     114            42
2008........................................................     118            44
2009........................................................     120            46
2010-2014...................................................     627           240

     In connection with the Company's sale of its 81% interest in Texas Genco as discussed in Note 3, a separate pension plan was established for Texas Genco on September 1, 2004 and the Company transferred a net pension liability of approximately $68 million to Texas Genco. In October 2004, Texas Genco received an allocation of assets from the Company's pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     In addition to the non-contributory pension plans discussed above, the Company maintains a non-qualified benefit restoration plan which allows participants to retain the benefits to which they would have been entitled under the Company's non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with this non-qualified plan was $9 million, $8 million and $6 million in 2002, 2003 and 2004, respectively. Included in the net benefit cost in 2002 is $3 million of expense related to RRI's participants, which is reflected in discontinued operations in the Statements of Consolidated Operations. The accrued benefit liability for the non-qualified pension plan was $75 million and $69 million at December 31, 2003 and 2004, respectively. In addition, these accrued benefit liabilities include the recognition of minimum liability adjustments of $15 million as of December 31, 2003 and $10 million as of December 31, 2004, which are reported as a component of other comprehensive income, net of income tax effects.

     The following table displays the Company's plans that have or have had accumulated benefit obligations in excess of plan assets:

                                                         DECEMBER 31,
                       ---------------------------------------------------------------------------------
                                        2003                                      2004
                       ---------------------------------------   ---------------------------------------
                       PENSION    RESTORATION   POSTRETIREMENT   PENSION    RESTORATION   POSTRETIREMENT
                       BENEFITS    BENEFITS        BENEFITS      BENEFITS    BENEFITS        BENEFITS
                       --------   -----------   --------------   --------   -----------   --------------
                                                         (IN MILLIONS)
Accumulated benefit
  obligation.........   $1,589        $75            $518         $1,635        $69            $535
Projected benefit
  obligation.........    1,692         77             518          1,710         81             535
Plan assets..........    1,194         --             150          1,657         --             156

  (C)  SAVINGS PLAN

     The Company has a qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an employee stock ownership plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 16% of compensation. The Company matches 75% of the first 6% of each employee's compensation contributed. The Company may contribute an additional discretionary match of up to 50% of the first 6% of each employee's compensation contributed. These matching contributions are fully vested at all times.

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

     During the first quarter 2004, the Company repaid the balance on the ESOP loan. As a result, the Company's matching requirements during 2004 were satisfied, in part, through the allocation of the remaining 911,847 ESOP shares held by the plan and by cash contributions.

     As a result of the ESOP, the savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2004, an aggregate of 27,565,537 shares of CenterPoint Energy's common stock were held by the savings plan, which represented 26% of its investments. Given the concentration of the investments in CenterPoint Energy's common stock, the savings plan and its participants have market risk related to this investment.

     The Company's savings plan benefit expense was $47 million, $38 million and $40 million in 2002, 2003 and 2004, respectively. Included in these amounts is $6 million of savings plan benefit expense for 2002 related

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES to RRI's participants, and $9 million, $7 million and $6 million of savings plan benefit expense for 2002, 2003 and 2004, respectively, related to Texas Genco participants. Amounts for RRI's and Texas Genco's participants are reflected as discontinued operations in the Statements of Consolidated Operations.

  (D)  POSTEMPLOYMENT BENEFITS

     Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan) were $12 million, $10 million and $8 million in 2002, 2003 and 2004, respectively. Included in these amounts are $1 million for each of the years 2002, 2003, and 2004 related to Texas Genco participants, which is reflected in discontinued operations in the Statements of Consolidated Operations.

     The Company's postemployment obligation is presented as a liability in the Consolidated Balance Sheets under the caption "Benefit Obligations."

  (E)  OTHER NON-QUALIFIED PLANS

     The Company has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2002, 2003 and 2004, the Company recorded benefit expense relating to these programs of $11 million, $13 million and $9 million, respectively. Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2004 was $127 million and $121 million, respectively, relating to deferred compensation plans. Included in "Non-Current Liabilities of Discontinued Operations in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2004 was $4 million and $3 million, respectively, relating to deferred compensation plans for Texas Genco participants.

  (F)  CHANGE OF CONTROL AGREEMENTS AND OTHER EMPLOYEE MATTERS

     In December 2003, the Company entered into agreements with certain of its executive officers that generally provide, to the extent applicable, in the case of a change of control of the Company and termination of employment, for severance benefits of up to three times annual base salary plus bonus and other benefits. By their terms, these agreements will expire December 31, 2006.

     As of December 31, 2004, approximately 31% of the Company's employees are subject to collective bargaining agreements. Four of these agreements, covering approximately 9% of the Company's employees, have expired or will expire in 2005.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(10)  INCOME TAXES

     The Company's current and deferred components of income tax expense (benefit) were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2003     2004
                                                              -----   ------   ------
                                                                   (IN MILLIONS)
Current:
  Federal...................................................  $(78)   $(301)   $(130)
  State.....................................................     9        5       11
                                                              ----    -----    -----
     Total current..........................................   (69)    (296)    (119)
                                                              ----    -----    -----
Deferred:
  Federal...................................................   330      487      264
  State.....................................................    11       14       (6)
                                                              ----    -----    -----
     Total deferred.........................................   341      501      258
                                                              ----    -----    -----
Income tax expense..........................................  $272    $ 205    $ 139
                                                              ====    =====    =====

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2003     2004
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Income from continuing operations before income taxes and
  extraordinary loss........................................   $754     $614     $344
Federal statutory rate......................................     35%      35%      35%
                                                               ----     ----     ----
Income taxes at statutory rate..............................    264      215      120
                                                               ----     ----     ----
Net addition (reduction) in taxes resulting from:
  State income taxes, net of valuation allowances and
     federal income tax benefit.............................     13       12        3
  Capital loss benefit......................................    (72)      --       --
  Amortization of investment tax credit.....................     (5)      (8)      (8)
  Excess deferred taxes.....................................     (3)      (4)      (4)
  Valuation allowance, capital loss.........................     72       --       --
  Deferred tax asset write-off..............................     --       --       19
  Increase in tax reserve...................................     --       --        7
  Other, net................................................      3      (10)       2
                                                               ----     ----     ----
     Total..................................................      8      (10)      19
                                                               ----     ----     ----
Income tax expense..........................................   $272     $205     $139
                                                               ====     ====     ====
Effective rate..............................................   36.1%    33.4%    40.4%

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2004
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Current:
     Allowance for doubtful accounts........................  $    9   $   13
     Regulatory liabilities.................................      65       79
     Non-trading derivative assets, net.....................      20       28
                                                              ------   ------
       Total current deferred tax assets....................      94      120
                                                              ------   ------
  Non-current:
     Employee benefits......................................     288       --
     Disallowed plant cost, net.............................      18       --
     Operating loss carryforwards...........................     141       30
     Contingent liabilities associated with discontinuance
      of SFAS No. 71........................................      74       --
     Foreign exchange gains.................................      16       16
     Deferred gas costs.....................................      --       69
     Other..................................................     119       82
     Valuation allowance....................................     (73)     (20)
                                                              ------   ------
       Total non-current deferred tax assets................     583      177
                                                              ------   ------
       Total deferred tax assets, net.......................     677      297
                                                              ------   ------
Deferred tax liabilities:
  Current:
     Unrealized gain on indexed debt securities.............     284      287
     Unrealized gain on Time Warner investments.............      91       94
                                                              ------   ------
       Total current deferred tax liabilities...............     375      381
                                                              ------   ------
  Non-current:
     Depreciation...........................................   1,717    1,709
     Regulatory assets, net.................................   1,016      748
     Employee benefits......................................      --       38
     Other..................................................      81       97
                                                              ------   ------
       Total non-current deferred tax liabilities...........   2,814    2,592
                                                              ------   ------
       Total deferred tax liabilities.......................   3,189    2,973
                                                              ------   ------
          Accumulated deferred income taxes, net............  $2,512   $2,676
                                                              ======   ======

     CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997 through 2003 consolidated federal income tax returns are currently under audit.

     Tax Attribute Carryforwards. At December 31, 2004, the Company has $327 of state net operating loss carryforwards. The losses are available to offset future state taxable income through the year 2023.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

Substantially all of the state loss carryforwards will expire between 2012 and 2020. A valuation allowance has been established against approximately 33% of the state net operating loss carryforwards.

     The valuation allowance reflects a net decrease of $10 million and $53 million in 2003 and 2004, respectively. These net changes resulted from a reassessment of the Company's future ability to use federal and state capital loss carryforwards and state tax net operating loss carryforwards.

     Tax Refunds. In 2003 and 2004, the Company received refunds from the Internal Revenue Service (IRS) of $203 million and $163 million, respectively, related to federal tax net operating losses and capital losses generated in 2002 and 2003. Of the 2002 amount, $8 million related to refunds generated from the carryback of the federal capital loss.

     Tax Contingencies. With the conclusion of the federal income tax audit for the years 1997 through 2000, the Company adjusted its prior years' federal income tax reserve, along with certain previously recorded deferred tax assets, resulting in net additional tax expense in the fourth quarter of 2004 of $26 million. In addition, as of December 31, 2004, $42 million of federal tax reserve has been reclassified to current tax liability.

     In the 1997 through 2000 audit, the IRS disallowed all deductions for original issue discount (OID) relating to the Company's ZENS and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with our long position in TW Common, constitute a straddle under Section 1092 and 246 of the Code and (2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

     The Company's ability to realize the tax benefit of future capital losses, if any, from the sale of the 21.6 million shares of TW Common currently held will depend on the timing of those sales, the value of TW Common stock when sold, and the extent of any other capital gains and losses.

     Although the Company is protesting the contention of the IRS, the Company has established a tax reserve for this issue of $79 million. The Company has also reserved for other significant tax items including issues relating to acquisitions, capital cost recovery and certain positions taken with respect to state tax filings. The total amount reserved for the other items is approximately $31 million.

(11)  COMMITMENTS AND CONTINGENCIES

  (a)  FUEL COMMITMENTS

     Fuel commitments, excluding Texas Genco, include natural gas contracts related to the Company's natural gas distribution operations, which have various quantity requirements and durations that are not classified as non-trading derivatives assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2004 as these contracts meet the SFAS No. 133 exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Minimum payment obligations for natural gas supply contracts are approximately $807 million in 2005, $401 million in 2006, $193 million in 2007, $29 million in 2008 and $1 million in 2009.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

  (b)  LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations, excluding Texas Genco, under non-cancelable long-term operating leases at December 31, 2004, which primarily consist of rental agreements for building space, data processing equipment and vehicles (in millions):

2005........................................................   $ 25
2006........................................................     21
2007........................................................     18
2008........................................................     14
2009........................................................      6
2010 and beyond.............................................     26
                                                               ----
  Total.....................................................   $110
                                                               ====

     Total lease expense for all operating leases was $36 million, $35 million and $32 million during 2002, 2003 and 2004, respectively.

  (c)  LEGAL, ENVIRONMENTAL AND OTHER REGULATORY MATTERS

  Legal Matters

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

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, several of which dismissals have been affirmed by the appellate courts, but most of the lawsuits remain in early procedural stages. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and, in some cases, corporate officers of some of those companies have been named as defendants in these suits.

     The Company or its predecessor, Reliant Energy, have been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2004 and are pending in California state courts in Alameda County, Los Angeles County, San Francisco County, San Mateo County and San Diego County, in Nevada state court

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES in Clark County, in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Houston and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed the Company's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption.

     Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI , Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants have appealed the court's order certifying the class.

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

     In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as restitution. In July 2004, another class action suit was filed in federal court on behalf of the Reliant Energy Savings Plan and a class consisting of participants in that plan against Reliant Energy and the Reliant Energy Benefits Committee. The allegations and the relief sought in the new suit are substantially similar to those in the previously pending suit; however, the new suit also alleges that Reliant Energy and its Benefits Committee breached their fiduciary duties to the Savings Plan and its participants by investing plan funds in

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

Reliant Energy stock when Reliant Energy or its subsidiaries were allegedly manipulating the California energy market. On October 14, 2004, the plaintiff voluntarily dismissed the newly filed lawsuit.

     In October 2002, a derivative action was filed in the federal district court in Houston against the directors and officers of the Company. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. The Company's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a Company shareholder. The second letter demanded that the Company take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of the Company. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

     The Company believes that none of the lawsuits described under Other Class Action Lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to the plaintiffs.

  Other Legal Matters

     Texas Antitrust Actions. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, the Company and CenterPoint Houston, as successors to Reliant Energy, Genco LP, RRI, Reliant Energy Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider with the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. The Company is vigorously contesting the appeal. The ultimate outcome of this matter cannot be predicted at this time.

     In February 2005, Utility Choice Electric filed in federal court in Houston, Texas a lawsuit against the Company, CenterPoint Houston, CenterPoint Energy Gas Services, Inc., CenterPoint Energy Alternative Fuels, Inc., Genco LP and a number of other participants in the ERCOT power market. The plaintiff, a retail electricity provider with the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws, intentionally interfered with prospective business relationships and contracts, and committed fraud and negligent misrepresentation. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. The Company intends to vigorously defend the case. The ultimate outcome of this matter cannot be predicted at this time.

     Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit in state district court in Harris County, Texas for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES involving the Three Cities' claims (but not the class of cities), the trial court entered a judgment on the Three Cities' breach of contract claims for $1.7 million, including interest, plus an award of $13.7 million in legal fees. It also decertified the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

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

     In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. CERC and its subsidiaries believe that there has been no systematic mismeasurement of gas and that the suits are without merit. CERC does not expect that the ultimate outcome will have a material impact on the financial condition or results of operations of either the Company or CERC.

     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the LPSC. In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CERC, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In November 2004, the Miller County case was removed to federal district court in Texarkana, Arkansas. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs in the Wharton County case moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company and CERC do not anticipate that the outcome of these matters will have a material impact on the financial condition or results of operations of either the Company or CERC.

     Texas Genco Shareholder Litigation. On July 23, 2004, two plaintiffs, both Texas Genco shareholders, filed virtually identical lawsuits in Harris County, Texas district court. These suits, purportedly brought on behalf of holders of Texas Genco common stock, name Texas Genco and each of that company's directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the July 2004 agreement to sell Texas Genco. As part of their allegations of self-dealing, both plaintiffs claim that the board of directors of Texas Genco is controlled by CenterPoint Energy, that the defendants improperly concealed results of Texas Genco's results of operations for the second quarter of 2004 until after the transaction agreement was announced and that, in order to aid CenterPoint Energy, the Texas Genco board only searched for acquirers who would offer all-cash consideration. Plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction and/or recover damages in the event that the transaction is consummated. In August 2004, the cases were consolidated in state district court in Harris County, Texas. Although the defendants continue to deny liability, in February 2005, all parties entered into a Memorandum of Understanding to settle the lawsuit based upon supplemental disclosures made by Texas Genco and the extension of the deadline for the exercise of shareholder dissenters' rights. The settlement is subject to the parties' preparation of a stipulation of settlement and court approval of the settlement.

  ENVIRONMENTAL MATTERS

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

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

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

     Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC's Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

     At December 31, 2004, CERC had accrued $18 million for remediation of certain Minnesota sites. At December 31, 2004, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2004, CERC has collected or accrued $13 million from insurance companies and ratepayers to be used for future environmental remediation.

     In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has not been named by these agencies as a PRP for any of those sites. CERC has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of those sites under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting those suits.

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

     Asbestos. A number of facilities owned by the Company contain significant amounts of asbestos insulation and other asbestos-containing materials. The Company or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by the Company, but most existing claims relate to facilities previously owned by the Company but currently owned by Texas Genco LLC. The Company anticipates that additional claims like those received may be

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES asserted in the future. Under the terms of the separation agreement between the Company and Texas Genco, ultimate financial responsibility for uninsured losses relating to these claims has been assumed by Texas Genco, but under the terms of its agreement to sell Texas Genco to Texas Genco LLC, the Company has agreed to continue to defend such claims to the extent they are covered by insurance maintained by the Company, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, the Company intends to continue vigorously contesting claims that it does not consider to have merit and does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

  TEXAS GENCO MATTERS

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

     Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of December 31, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. Texas Genco and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per reactor per year per incident.

     There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on Texas Genco's financial condition, results of operations and cash flows.

     Nuclear Decommissioning. CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2005. There are various investment restrictions imposed upon Texas

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

Genco by the Texas Utility Commission and the NRC relating to Texas Genco's nuclear decommissioning trusts. Texas Genco and CenterPoint Houston have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $216 million as of December 31, 2004, of which approximately 36% were fixed-rate debt securities and the remaining 64% were equity securities. In May 2004, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of CenterPoint Houston or its successor.

(12)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" in accordance with SFAS No. 115, and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Consolidated Balance Sheets at December 31, 2003 and 2004 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Note 5). Therefore, these financial instruments are stated at fair value and are excluded from the table below.

                                                  DECEMBER 31, 2003    DECEMBER 31, 2004
                                                  ------------------   -----------------
                                                  CARRYING    FAIR     CARRYING    FAIR
                                                   AMOUNT     VALUE     AMOUNT    VALUE
                                                  --------   -------   --------   ------
                                                              (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases).....  $10,820    $11,325    $8,913    $9,601

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(13)  EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2002           2003           2004
                                                           ------------   ------------   ------------
                                                            (IN MILLIONS, EXCEPT PER SHARE AND SHARE
                                                                            AMOUNTS)
Basic EPS calculation:
  Income from continuing operations before extraordinary
     loss................................................  $       482    $       409    $       205
  Income (loss) from discontinued operations, net of
     tax.................................................       (4,402)            75           (133)
  Extraordinary loss, net of tax.........................           --             --           (977)
                                                           -----------    -----------    -----------
  Net income (loss)......................................  $    (3,920)   $       484    $      (905)
                                                           ===========    ===========    ===========
Weighted average shares outstanding......................  297,997,000    303,867,000    307,185,000
Basic EPS:
  Income from continuing operations before extraordinary
     loss................................................  $      1.62    $      1.35    $      0.67
  Income (loss) from discontinued operations, net of
     tax.................................................       (14.78)          0.24          (0.43)
  Extraordinary loss, net of tax.........................           --             --          (3.18)
                                                           -----------    -----------    -----------
  Net income (loss)......................................  $    (13.16)   $      1.59    $     (2.94)
                                                           ===========    ===========    ===========
Diluted EPS calculation:
  Net income (loss)......................................  $    (3,920)   $       484    $      (905)
  Plus: Income impact of assumed conversions:
     Interest on 3 1/4% contingently convertible senior
       notes.............................................           --              9             14
     Interest on 6 1/4% convertible trust preferred
       securities........................................           --             --             --
                                                           -----------    -----------    -----------
  Total earnings effect assuming dilution................  $    (3,920)   $       493    $      (891)
                                                           ===========    ===========    ===========
Weighted average shares outstanding......................  297,997,000    303,867,000    307,185,000
  Plus: Incremental shares from assumed conversions(1)
     Stock options.......................................      846,000        851,000      1,203,000
     Restricted stock....................................      784,000      1,484,000      1,447,000
     3 1/4% convertible senior notes.....................           --     30,745,000     49,655,000
     6 1/4% convertible trust preferred securities.......       17,000         18,000         16,000
                                                           -----------    -----------    -----------
  Weighted average shares assuming dilution..............  299,644,000    336,965,000    359,506,000
                                                           ===========    ===========    ===========
Diluted EPS:
  Income from continuing operations before extraordinary
     loss................................................  $      1.61    $      1.24    $      0.61
  Income (loss) from discontinued operations, net of
     tax.................................................       (14.69)          0.22          (0.37)
  Extraordinary loss, net of tax.........................           --             --          (2.72)
                                                           -----------    -----------    -----------
  Net income (loss)......................................  $    (13.08)   $      1.46    $     (2.48)
                                                           ===========    ===========    ===========

---------------

(1) Options to purchase 9,709,272, 10,106,673 and 11,892,508 shares were outstanding for the years ended December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the respective years.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The Company's $575 million contingently convertible notes are included in the calculation of diluted earnings per share pursuant to EITF 04-8. The Company's $255 million contingently convertible notes are not included in the calculation of diluted earnings per share because the terms of this debt instrument were modified prior to December 31, 2004 to provide for only cash settlement of the principal amount upon conversion as required by EITF 04-8. Diluted earnings per share for 2003 has been restated for the adoption of EITF 04-8 effective December 31, 2004. See Note 2(n) for further discussion of the Company's adoption of EITF 04-8.

(14)  UNAUDITED QUARTERLY INFORMATION

     The consolidated financial statements have been prepared to reflect the effect of the RRI Distribution, the sale of the Company's remaining Latin America operations, the sale of CEMS and the sale of Texas Genco as described in
Note 3. Accordingly, the consolidated financial statements present the RRI and Texas Genco businesses and the Company's Latin America and CEMS operations as discontinued operations, in accordance with SFAS No. 144.

     Summarized quarterly financial data is as follows:

                                                           YEAR ENDED DECEMBER 31, 2003
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................   $2,548     $1,517     $1,608     $2,117
Operating income...................................      369        290        418        278
Income from continuing operations..................      122         93        147         47
Discontinued operations, net of tax................       47        (30)        35         23
                                                      ------     ------     ------     ------
Net income.........................................   $  169     $   63     $  182     $   70
                                                      ======     ======     ======     ======
Basic earnings per share:(1)
  Income from continuing operations................   $ 0.40     $ 0.31     $ 0.48     $ 0.15
  Discontinued operations, net of tax..............     0.16      (0.10)      0.12       0.08
                                                      ------     ------     ------     ------
  Net income.......................................   $ 0.56     $ 0.21     $ 0.60     $ 0.23
                                                      ======     ======     ======     ======
Diluted earnings per share:(1)
  Income from continuing operations................   $ 0.40     $ 0.29     $ 0.42     $ 0.14
  Discontinued operations, net of tax..............     0.16      (0.09)      0.10       0.07
                                                      ------     ------     ------     ------
  Net income.......................................   $ 0.56     $ 0.20     $ 0.52     $ 0.21
                                                      ======     ======     ======     ======

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31, 2004
                                                    -----------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................   $2,527     $1,699    $ 1,667     $2,617
Operating income..................................      240        186        207        231
Income (loss) from continuing operations..........       29         (3)        17        162
Discontinued operations, net of tax...............       45         60       (259)        21
Extraordinary loss, net of tax....................       --         --       (894)       (83)
                                                     ------     ------    -------     ------
Net income (loss).................................   $   74     $   57    $(1,136)    $  100
                                                     ======     ======    =======     ======
Basic earnings per share:(1)
  Income (loss) from continuing operations........   $ 0.09     $(0.01)   $  0.05     $ 0.53
  Discontinued operations, net of tax.............     0.15       0.20      (0.84)      0.07
  Extraordinary loss, net of tax..................       --         --      (2.90)     (0.27)
                                                     ------     ------    -------     ------
  Net income (loss)...............................   $ 0.24     $ 0.19    $ (3.69)    $ 0.33
                                                     ======     ======    =======     ======
Diluted earnings per share:(1)
  Income (loss) from continuing operations........   $ 0.09     $(0.01)   $  0.05     $ 0.46
  Discontinued operations, net of tax.............     0.13       0.20      (0.83)      0.06
  Extraordinary loss, net of tax..................       --         --      (2.88)     (0.23)
                                                     ------     ------    -------     ------
  Net income (loss)...............................   $ 0.22     $ 0.19    $ (3.66)    $ 0.29
                                                     ======     ======    =======     ======

---------------

(1) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. The Company's $575 million contingently convertible notes are not included in the calculation of diluted earnings per share during the first three quarters of 2004 as they were anti-dilutive due to lower income from continuing operations in these periods. However, the $575 million contingently convertible notes are included in the calculation of diluted earnings per share for the fourth quarter of 2004 and the year ended December 31, 2004 as they are dilutive.

(15)  REPORTABLE BUSINESS SEGMENTS

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

     The Company's reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Pipelines and Gathering and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers and non-rate regulated retail gas marketing operations for commercial and industrial customers. Pipelines and Gathering includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations. Reportable business segments presented herein do not include the operations of RRI which are

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES presented as discontinued operations within these consolidated financial statements. The Company's Latin America operations and its energy management services business, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these consolidated financial statements. Additionally, the Company's generation operations, which were previously reported in the Electric Generation business segment, are presented as discontinued operations within these consolidated financial statements.

     Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

     Financial data for business segments and products and services are as follows:

                                 ELECTRIC        NATURAL      PIPELINES
                              TRANSMISSION &       GAS           AND        OTHER      DISCONTINUED   RECONCILING
                               DISTRIBUTION    DISTRIBUTION   GATHERING   OPERATIONS    OPERATIONS    ELIMINATIONS   CONSOLIDATED
                              --------------   ------------   ---------   ----------   ------------   ------------   ------------
                                                                         (IN MILLIONS)
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2002:
Revenues from external
  customers(1)..............      $2,222(2)       $3,953(3)    $  255(4)    $    8        $   --         $   --        $ 6,438
Intersegment revenues.......          --               7          119           22            --           (148)            --
Depreciation and
  amortization..............         271             126           41           20            --             --            458
Operating income (loss).....       1,096             198          153           (7)           --             --          1,440
Total assets................       9,321           4,428        2,500        1,345         4,594         (1,553)        20,635
Expenditures for long-lived
  assets....................         261             196           70           39            --             --            566
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2003:
Revenues from external
  customers(1)..............      $2,124(2)       $5,406(3)    $  244(4)    $   16        $   --         $   --        $ 7,790
Intersegment revenues.......          --              29          163           12            --           (204)            --
Depreciation and
  amortization..............         270             136           40           20            --             --            466
Operating income (loss).....       1,020             202          158          (25)           --             --          1,355
Total assets................      10,387           4,661        2,519        1,746         4,244         (2,096)        21,461
Expenditures for long-lived
  assets....................         218             199           66           14            --             --            497
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2004:
Revenues from external
  customers.................      $1,521(2)       $6,681(3)    $  306(4)    $    2        $   --         $   --        $ 8,510
Intersegment revenues.......          --               3          145            5            --           (153)            --
Depreciation and
  amortization..............         284             143           44           19            --             --            490
Operating income (loss).....         494             222          180          (32)           --             --            864
Total assets................       8,783           4,798        2,637        2,794(5)      1,565         (2,415)        18,162
Expenditures for long-lived
  assets....................         235             197           73           25            --             --            530

---------------

(1) Revenues from external customers for the Electric Transmission & Distribution business segment include ECOM revenues of $697 million and $661 million for 2002 and 2003, respectively.

(2) Sales to subsidiaries of RRI in 2002, 2003 and 2004 represented approximately $820 million, $948 million and $882 million, respectively, of CenterPoint Houston's transmission and distribution revenues. RRI has been presented as discontinued operations in these consolidated financial statements.

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

(3) Sales to Texas Genco in 2002, 2003 and 2004 represented approximately $26 million, $28 million and $20 million, respectively, of the Natural Gas Distribution business segment's revenues from external customers. Texas Genco has been presented as discontinued operations in these consolidated financial statements.

(4) Sales to Texas Genco in 2002, 2003 and 2004 represented approximately $2 million, $3 million and $2 million, respectively, of the Pipelines and Gathering business segment's revenues from external customers. Texas Genco has been presented as discontinued operations in these consolidated financial statements.

(5) Included in total assets of Other Operations as of December 31, 2004 is a pension asset of $610 million. See Note 9 for further discussion.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2003     2004
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Revenues by Products and Services:
Electric delivery sales....................................  $1,525   $1,463   $1,521
ECOM revenue...............................................     697      661       --
Retail gas sales...........................................   3,858    5,311    6,583
Gas transport..............................................     255      244      306
Energy products and services...............................     103      111      100
                                                             ------   ------   ------
  Total....................................................  $6,438   $7,790   $8,510
                                                             ======   ======   ======

(16)  SUBSEQUENT EVENT

     On January 26, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might limit the Company's ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, the Company may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the Securities and Exchange Commission. As a result of the seasonal nature of the Company's utility businesses, the second quarter historically provides the smallest contribution to the Company's annual earnings, while the first quarter generally provides a significant contribution to the Company's annual earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     "Management's Annual Report on Internal Control over Financial Reporting" appears on page 70 of this annual report on Form 10-K. There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10, to the extent not set forth in "Executive Officers" in Item 1, is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2005 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2005 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2005 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2005 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy's 2005 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) Financial Statements.


     Statements of Consolidated Operations for the Three
      Years Ended December 31, 2004.........................         71
     Statements of Consolidated Comprehensive Income for the
      Three Years Ended December 31, 2004...................         72
     Consolidated Balance Sheets at December 31, 2004 and
      2003..................................................         73
     Statements of Consolidated Cash Flows for the Three
      Years Ended December 31, 2004.........................         74
     Statements of Consolidated Shareholders' Equity for the
      Three Years Ended December 31, 2004...................         75
     Notes to Consolidated Financial Statements.............         76
     Report of Independent Registered Public Accounting
      Firm..................................................         68

     (a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2004.

     I -- Condensed Financial Information of CenterPoint
      Energy, Inc. (Parent Company).........................   131
     II -- Qualifying Valuation Accounts....................   138

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     III, IV and V.

     (a)(3) Exhibits.

     See Index of Exhibits beginning on page 140, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

                               CENTERPOINT ENERGY

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   CENTERPOINT ENERGY, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                               FOR THE PERIOD
                                              SEPTEMBER 1, 2002     FOR THE YEAR        FOR THE YEAR
                                                   THROUGH              ENDED               ENDED
                                              DECEMBER 31, 2002   DECEMBER 31, 2003   DECEMBER 31, 2004
                                              -----------------   -----------------   -----------------
                                                                   (IN THOUSANDS)
Equity Income (Losses) of Subsidiaries......     $    (4,907)         $850,394            $ 707,047
Interest Income from Subsidiaries...........          29,878            63,266               21,568
Loss on Disposal of Subsidiary..............      (4,371,464)               --             (365,716)
Loss on Indexed Debt Securities.............          (7,964)          (96,473)             (20,232)
Operation and Maintenance Expenses..........          (5,793)          (12,944)             (21,042)
Depreciation and Amortization...............          (5,978)          (14,029)                (311)
Taxes Other than Income.....................          (6,024)           (5,091)                (186)
Interest Expense to Subsidiaries............         (31,198)          (93,100)             (79,590)
Interest Expense............................        (188,027)         (393,717)            (303,493)
Income Tax Benefit..........................          64,916           185,361              134,587
Extraordinary Loss, net of tax..............              --                --             (977,336)
                                                 -----------          --------            ---------
Net Income (Loss)...........................     $(4,526,561)         $483,667            $(904,704)
                                                 ===========          ========            =========

 See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial
                         Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2004
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   21,617     $       --
  Notes receivable -- affiliated companies..................      201,887        125,680
  Accounts receivable -- affiliated companies...............       89,835         29,855
  Other assets..............................................       13,675          2,141
                                                               ----------     ----------
    Total current assets....................................      327,014        157,676
                                                               ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      111,533          5,567
                                                               ----------     ----------
OTHER ASSETS:
  Investment in subsidiaries................................    8,655,214      6,031,696
  Notes receivable -- affiliated companies..................      443,090        321,288
  Accumulated deferred tax asset............................      213,858             --
  Other assets..............................................      125,115        675,360
                                                               ----------     ----------
    Total other assets......................................    9,437,277      7,028,344
                                                               ----------     ----------
      TOTAL ASSETS..........................................   $9,875,824     $7,191,587
                                                               ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable -- affiliated companies.....................   $    6,018     $  126,790
  Current portion of long-term debt.........................      119,564        107,065
  Indexed debt securities derivative........................      321,352        341,575
  Accounts payable:
    Affiliated companies....................................       79,647         36,773
    Other...................................................       13,362          5,267
  Taxes accrued.............................................      594,476        810,699
  Interest accrued..........................................       41,246         25,660
  Other.....................................................       32,277         15,171
                                                               ----------     ----------
    Total current liabilities...............................    1,207,942      1,469,000
                                                               ----------     ----------
OTHER LIABILITIES:
  Accumulated deferred tax liabilities......................           --        432,918
  Benefit obligations.......................................      603,845         54,260
  Notes payable -- affiliated companies.....................    1,677,720      1,167,089
  Other.....................................................      314,366         97,536
                                                               ----------     ----------
    Total non-current liabilities...........................    2,595,931      1,751,803
                                                               ----------     ----------
LONG-TERM DEBT..............................................    4,311,394      2,865,282
                                                               ----------     ----------
SHAREHOLDERS' EQUITY:
  Common stock..............................................        3,063          3,080
  Additional paid-in capital................................    2,868,416      2,891,335
  Retained deficit..........................................     (700,033)    (1,727,571)
  Unearned ESOP stock.......................................       (2,842)            --
  Accumulated other comprehensive loss......................     (408,047)       (61,342)
                                                               ----------     ----------
    Total shareholders' equity..............................    1,760,557      1,105,502
                                                               ----------     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $9,875,824     $7,191,587
                                                               ==========     ==========

 See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial
                         Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                   FOR THE PERIOD
                                                  SEPTEMBER 1, 2002
                                                       THROUGH          FOR THE YEAR        FOR THE YEAR
                                                    DECEMBER 31,            ENDED               ENDED
                                                        2002          DECEMBER 31, 2003   DECEMBER 31, 2004
                                                  -----------------   -----------------   -----------------
                                                                       (IN THOUSANDS)
  Net income (loss).............................     $(4,526,561)        $   483,667         $ (904,704)
  Loss on disposal of subsidiary................       4,371,464                  --            365,716
  Extraordinary loss, net of tax................              --                  --            977,336
                                                     -----------         -----------         ----------
  Adjusted income (loss)........................        (155,097)            483,667            438,348
  Non-cash items included in net income (loss):
     Equity losses (income) of subsidiaries.....           4,907            (850,394)          (707,047)
     Deferred income tax expense (benefit)......         (52,117)             65,778            155,405
     Depreciation and amortization..............           5,978              14,029                311
     Amortization of debt issuance costs........          32,649             112,046             70,428
     Loss on indexed debt securities............           7,964              96,473             20,232
     Changes in working capital:
       Accounts receivable to affiliates, net...          39,540              89,076             (6,253)
       Accounts payable.........................          (1,302)              4,493             (1,025)
       Other current assets.....................          (6,571)             (3,478)            (5,111)
       Other current liabilities................        (101,273)            (42,631)          (290,434)
  Common stock dividends received from
     subsidiaries...............................          57,645             121,695            177,264
  Pension contribution..........................              --             (22,700)          (476,000)
  Other.........................................         (12,681)             95,447             52,836
                                                     -----------         -----------         ----------
Net cash provided by (used in) operating
  activities....................................        (180,358)            163,501           (571,046)
                                                     -----------         -----------         ----------
INVESTING ACTIVITIES:
  Proceeds from sale of Texas Genco.............              --                  --          2,231,000
  Investment in subsidiaries....................        (181,654)             32,832             19,090
  Short-term notes receivable from affiliates...        (178,127)            290,359             76,207
  Long-term notes receivable from affiliates....       1,067,280             540,973            191,954
  Capital expenditures, net.....................          (4,274)             (6,596)            (5,802)
                                                     -----------         -----------         ----------
Net cash provided by investing activities.......         703,225             857,568          2,512,449
                                                     -----------         -----------         ----------
FINANCING ACTIVITIES:
  Changes in short-term borrowings..............         (21,000)                 --                 --
  Payments on long-term debt....................        (168,558)         (6,727,055)        (2,093,880)
  Proceeds from long-term debt..................              --           5,778,242                 --
  Debt issuance costs...........................         (87,798)           (117,641)              (730)
  Common stock dividends paid...................         (48,672)           (122,249)          (122,881)
  Short-term notes payable to affiliates........          25,177             (31,274)           120,772
  Long-term notes payable to affiliates.........             495              (1,986)           133,699
                                                     -----------         -----------         ----------
Net cash used in financing activities...........        (300,356)         (1,221,963)        (1,963,020)
                                                     -----------         -----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................         222,511            (200,894)           (21,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD........................................              --             222,511             21,617
                                                     -----------         -----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......     $   222,511         $    21,617         $       --
                                                     ===========         ===========         ==========

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

     (2) As a registered public utility holding company, the Company and its subsidiaries except Texas Genco Holdings, Inc. (Texas Genco) are subject to a comprehensive regulatory scheme imposed by the Securities and Exchange Commission (SEC) in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under the 1935 Act, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, CenterPoint Energy is required to obtain approval from the SEC under the 1935 Act.

     The Company received an order from the SEC under the 1935 Act on June 30, 2003 and supplemental orders thereafter relating to its financing activities and those of its regulated subsidiaries, as well as other matters. The orders are effective until June 30, 2005. As of December 31, 2004, the orders generally permitted the Company and its regulated subsidiaries to issue securities to refinance indebtedness outstanding at June 30, 2003, and authorized the Company and its regulated subsidiaries to issue certain incremental external debt securities and common and preferred stock through June 30, 2005, without prior authorization from the SEC. Further, the SEC has reserved jurisdiction over the issuance by the Company and its regulated subsidiaries of certain amounts of incremental external debt securities, so that the Company is required to obtain SEC approval prior to issuing those incremental amounts.

     The orders require that if the Company or any of its regulated subsidiaries issues any security that is rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of the issuer and of the Company must be rated investment grade by at least one NRSRO. The orders also contain certain requirements for interest rates, maturities, issuance expenses and use of proceeds. Under the orders, the Company's common equity as a percentage of total capitalization must be at least 30%. The SEC has acknowledged that prior to the monetization of Texas Genco and the securitization of the true-up components, the Company's common equity as a percentage of total capitalization is expected to remain less than 30%. In addition, after the securitization, the Company's common equity as a percentage of total capitalization, including securitized debt, is expected to be less than 30%, which the SEC has permitted for other companies.

     Effective January 1, 2004, CenterPoint Energy established a service company in order to comply with the 1935 Act. As a result, certain assets and liabilities of the parent company were transferred to the service company, primarily property, plant and equipment, pension and other postemployment benefit assets and obligations and related deferred taxes. These transfers have been excluded from the Statement of Cash Flows for the year ended December 31, 2004 as they represent non-cash transactions.

     (3) On September 30, 2002, the Company distributed to its shareholders 240 million shares of Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) common stock, which represented the Company's approximately 83% ownership interest in RRI, by means of a tax-free spin-off in the form of a dividend.

                            CENTERPOINT ENERGY, INC.

Holders of CenterPoint Energy common stock on the record date received 0.788603 shares of RRI common stock for each share of CenterPoint Energy stock that they owned on the record date. The total value of the RRI Distribution, after the impairment charge discussed below, was $847 million.

     As a result of the spin-off of Reliant Resources, the Company recorded a non-cash loss on disposal of discontinued operations of $4.4 billion in 2002. This loss represented the excess of the carrying value of the Company's net investment in RRI over the market value of RRI's common stock.

     (4) The Company distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to its shareholders on January 6, 2003. As a result of the distribution of Texas Genco common stock, the Company recorded a pre-tax impairment charge of $399 million, which was reflected as a regulatory asset in the Consolidated Balance Sheet as of December 31, 2003. This impairment charge represents the excess of the carrying value of the Company's net investment in Texas Genco over the market value of Texas Genco's common stock.

     In July 2004, the Company announced its agreement to sell its majority owned subsidiary, Texas Genco, to Texas Genco LLC (formerly known as GC Power Acquisition LLC), an entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to the Company. Texas Genco's principal remaining asset is its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to the Company of $700 million, is expected to close during the first half of 2005, following receipt of approval from the Nuclear Regulatory Commission. The Company recorded an after tax loss of $366 million in 2004 related to the sale of Texas Genco.

     (5) On December 15, 2004, the Company permanently reduced its three-year credit facility to $750 million from $2.34 billion. The credit facility was composed of a $1.425 billion revolving credit facility (London interbank offered rate (LIBOR) plus 300 basis points), which has been permanently reduced to $750 million, and a $915 million term loan (LIBOR) plus 350 basis points), which was repaid and retired on December 15, 2004. As a result of the term loan repayment and the permanent reduction of the revolving credit facility, the Company expensed $15 million of unamortized loan costs in the fourth quarter of 2004 that were associated with these facilities.

     In March 2005, the Company replaced its $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

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

                            CENTERPOINT ENERGY, INC.

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

     In March 2005, the Company filed a registration statement relating to an offer to exchange its 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement has not yet been declared effective by the SEC. The Company expects to conduct the exchange offer in response to the guidance set forth in Emerging Issues Task Force No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share". Under that guidance, because settlement of the principal portion of new notes will be made in cash rather than stock, exchanging new notes for old notes will allow the Company to exclude the portion of the conversion value of the new notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations.

     On December 17, 2003, the Company issued $255 million aggregate principal amount of convertible senior notes due January 15, 2024 with an interest rate of 2.875%. Holders may convert each of their notes into shares of CenterPoint Energy common stock, initially at a conversion rate of 78.064 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's and S&P are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. Under the original terms of these convertible senior notes, CenterPoint Energy could elect to satisfy part or all of its conversion obligation by delivering cash in lieu of shares of CenterPoint Energy. On December 13, 2004, the Company entered into a supplemental indenture with respect to these convertible senior notes in order to eliminate its right to settle the conversion of the notes solely in shares of its common stock. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after January 15, 2007, in the event that the average trading price of a note for the applicable five-trading-day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period.

                            CENTERPOINT ENERGY, INC.

     (6) On December 30, 2004, the Board of Directors of the Company adopted a plan for an accounting reorganization of the Company, to be effective as of January 1, 2005. This plan was adopted in order to eliminate the accumulated retained earnings deficit that exists.

     The plan adopted by the Company required: (1) a report to be presented to and reviewed by the Company's Board of Directors on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on the Company's financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by the Company's Board of Directors on or before February 28, 2005 that the accounting reorganization is inconsistent with the Company's regulatory obligations. The Company is continuing to work to complete the valuation analysis and the effects on the Company's financial statements of the accounting reorganization, and on February 23, 2005, the Company's Board of Directors extended until May 10, 2005 the time for making the determination described in (3) of the preceding sentence.

     An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish a negative retained earnings balance. It involves restating a company's assets and its liabilities to their fair values. The negative balance in the retained earnings account is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, the Company had an accumulated retained earnings deficit of approximately $1.7 billion. That deficit stemmed from the accounting effects of (1) the Company's distribution of its ownership interest in RRI to its shareholders in September 2002, (2) the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding (defined below) and
(3) the loss on discontinued operations that was recorded in connection with the Company's sale of Texas Genco. Those events stemmed from the Company's response to the Texas electric restructuring law. In addition to eliminating the accumulated deficit in retained earnings and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, the Company and CenterPoint Houston would be required to implement any accounting standards that have been issued but not yet adopted.

     The Company is seeking to eliminate the negative retained earnings balance because restrictions contained in the 1935 Act require registered public utility holding companies, like the Company, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the negative retained earnings balance will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, the Company could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

     In addition, the Company has undertaken an obligation under the 1935 Act to achieve a minimum ratio of common equity to total capitalization of thirty percent, which, depending on the results of the restatement of assets and liabilities under the accounting reorganization, could be affected by, and will be taken into consideration by the Board of Directors in evaluating the effects of, the accounting reorganization. The Company will seek such authority as may be required under the 1935 Act in connection with the quasi-reorganization.

                            CENTERPOINT ENERGY, INC.

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2004

COLUMN A                                  COLUMN B           COLUMN C            COLUMN D      COLUMN E
--------                                 ----------   -----------------------   -----------   ----------
                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT               CHARGED TO    DEDUCTIONS    BALANCE AT
                                         BEGINNING     CHARGED       OTHER         FROM         END OF
DESCRIPTION                              OF PERIOD    TO INCOME   ACCOUNTS(1)   RESERVES(2)     PERIOD
-----------                              ----------   ---------   -----------   -----------   ----------
                                                                 (IN THOUSANDS)
Year Ended December 31, 2004:
  Accumulated provisions:
     Uncollectible accounts
       receivable......................   $30,800     $ 26,829      $    --       $27,591      $30,038
     Deferred tax asset valuation
       allowance.......................    73,248      (67,421)      14,114            --       19,941
Year Ended December 31, 2003:
  Accumulated provisions:
     Uncollectible accounts
       receivable......................   $24,294     $ 24,037      $    --       $17,531      $30,800
     Deferred tax asset valuation
       allowance.......................    82,929       (9,681)          --            --       73,248
Year Ended December 31, 2002:
  Accumulated provisions:
     Uncollectible accounts
       receivable......................   $46,047     $ 25,883      $    --       $47,636      $24,294
     Deferred tax asset valuation
       allowance.......................    15,439       67,490           --            --       82,929

---------------

(1) Charges to other accounts represent changes in presentation to reflect state tax attributes net of federal tax benefit as well as to reflect amounts that were netted against related attribute balances in prior years.

(2) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 16th day of March, 2005.

                                          CENTERPOINT ENERGY, INC.
                                          (Registrant)

                                          By:    /s/ DAVID M. MCCLANAHAN
                                            ------------------------------------
                                                    David M. McClanahan,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

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


                /s/ JAMES S. BRIAN                   Senior Vice President and Chief Accounting Officer
 ------------------------------------------------              (Principal Accounting Officer)
                  James S. Brian


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


                /s/ JOHN T. CATER                                         Director
 ------------------------------------------------
                  John T. Cater


                 /s/ DERRILL CODY                                         Director
 ------------------------------------------------
                   Derrill Cody


            /s/ O. HOLCOMBE CROSSWELL                                     Director
 ------------------------------------------------
              O. Holcombe Crosswell


              /s/ THOMAS F. MADISON                                       Director
 ------------------------------------------------
                Thomas F. Madison


             /s/ ROBERT T. O'CONNELL                                      Director
 ------------------------------------------------
               Robert T. O'Connell


              /s/ MICHAEL E. SHANNON                                      Director
 ------------------------------------------------
                Michael E. Shannon

                            CENTERPOINT ENERGY, INC.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                               INDEX OF EXHIBITS

     Exhibits included with this report are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K. CenterPoint Energy has not filed the exhibits and schedules to Exhibit 2(b). CenterPoint Energy hereby agrees to furnish supplementally a copy of any schedule omitted from
Exhibit 2(b) to the SEC upon request.

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 2(a)       --   Agreement and Plan of         CenterPoint Energy's Form 10-K       1-31447         2
                 Merger, dated as of October   for the year ended December 31,
                 19, 2001, by and among        2001
                 Reliant Energy, Incorporated
                 ("Reliant Energy"),
                 CenterPoint Energy, Inc.
                 ("CenterPoint Energy") and
                 Reliant Energy MergerCo,
                 Inc.
 2(b)       --   Transaction Agreement dated   CenterPoint Energy's Form 8-K        1-31447        10.1
                 July 21, 2004 among           dated July 21, 2004
                 CenterPoint Energy, Utility
                 Holding, LLC, NN Houston
                 Sub, Inc., Texas Genco
                 Holdings, Inc. ("Texas
                 Genco"), HPC Merger Sub,
                 Inc. and GC Power
                 Acquisition LLC
 3(a)(1)    --   Amended and Restated          CenterPoint Energy's                 3-69502        3.1
                 Articles of Incorporation of  Registration Statement on Form
                 CenterPoint Energy            S-4
 3(a)(2)    --   Articles of Amendment to      CenterPoint Energy's Form 10-K       1-31447       3.1.1
                 Amended and Restated          for the year ended December 31,
                 Articles of Incorporation of  2001
                 CenterPoint Energy
 3(b)       --   Amended and Restated Bylaws   CenterPoint Energy's Form 10-K       1-31447        3.2
                 of CenterPoint Energy         for the year ended December 31,
                                               2001
 3(c)       --   Statement of Resolution       CenterPoint Energy's Form 10-K       1-31447        3.3
                 Establishing Series of        for the year ended December 31,
                 Shares designated Series A    2001
                 Preferred Stock of
                 CenterPoint Energy
 4(a)       --   Form of CenterPoint Energy    CenterPoint Energy's                 3-69502        4.1
                 Stock Certificate             Registration Statement on Form
                                               S-4
 4(b)       --   Rights Agreement dated        CenterPoint Energy's Form 10-K       1-31447        4.2
                 January 1, 2002, between      for the year ended December 31,
                 CenterPoint Energy and        2001
                 JPMorgan Chase Bank, as
                 Rights Agent

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(c)       --   Contribution and              CenterPoint Energy's Form 10-K       1-31447        4.3
                 Registration Agreement dated  for the year ended December 31,
                 December 18, 2001 among       2001
                 Reliant Energy, CenterPoint
                 Energy and the Northern
                 Trust Company, trustee under
                 the Reliant Energy,
                 Incorporated Master
                 Retirement Trust
 4(d)(1)    --   Mortgage and Deed of Trust,   HL&P's Form S-7 filed on August      2-59748        2(b)
                 dated November 1, 1944        25, 1977
                 between Houston Lighting and
                 Power Company ("HL&P") and
                 Chase Bank of Texas,
                 National Association
                 (formerly, South Texas
                 Commercial National Bank of
                 Houston), as Trustee, as
                 amended and supplemented by
                 20 Supplemental Indentures
                 thereto
 4(d)(2)    --   Twenty-First through          HL&P's Form 10-K for the year         1-3187      4(a)(2)
                 Fiftieth Supplemental         ended December 31, 1989
                 Indentures to Exhibit
                 4(d)(1)
 4(d)(3)    --   Fifty-First Supplemental      HL&P's Form 10-Q for the quarter      1-3187        4(a)
                 Indenture to Exhibit 4(d)(1)  ended June 30, 1991
                 dated as of March 25, 1991
 4(d)(4)    --   Fifty-Second through Fifty-   HL&P's Form 10-Q for the quarter      1-3187         4
                 Fifth Supplemental            ended March 31, 1992
                 Indentures to Exhibit
                 4(d)(1) each dated as of
                 March 1, 1992
 4(d)(5)    --   Fifty-Sixth and               HL&P's Form 10-Q for the quarter      1-3187         4
                 Fifty-Seventh Supplemental    ended September 30, 1992
                 Indentures to Exhibit
                 4(d)(1) each dated as of
                 October 1, 1992
 4(d)(6)    --   Fifty-Eighth and Fifty-Ninth  HL&P's Form 10-Q for the quarter      1-3187         4
                 Supplemental Indentures to    ended March 31, 1993
                 Exhibit 4(d)(1) each dated
                 as of March 1, 1993
 4(d)(7)    --   Sixtieth Supplemental         HL&P's Form 10-Q for the quarter      1-3187         4
                 Indenture to Exhibit 4(d)(1)  ended June 30, 1993
                 dated as of July 1, 1993
 4(d)(8)    --   Sixty-First through           HL&P's Form 10-K for the year         1-3187      4(a)(8)
                 Sixty-Third Supplemental      ended December 31, 1993
                 Indentures to Exhibit
                 4(d)(1) each dated as of
                 December 1, 1993
 4(d)(9)    --   Sixty-Fourth and Sixty-Fifth  HL&P's Form 10-K for the year         1-3187      4(a)(9)
                 Supplemental Indentures to    ended December 31, 1995
                 Exhibit 4(d)(1) each dated
                 as of July 1, 1995

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(e)(1)    --   General Mortgage Indenture,   CenterPoint Houston's Form 10-Q       1-3187      4(j)(1)
                 dated as of October 10,       for the quarter ended September
                 2002, between CenterPoint     30, 2002
                 Energy Houston Electric, LLC
                 and JPMorgan Chase Bank, as
                 Trustee
 4(e)(2)    --   First Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187      4(j)(2)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(3)    --   Second Supplemental           CenterPoint Houston's Form 10-Q       1-3187      4(j)(3)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
 4(e)(4)    --   Third Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187      4(j)(4)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(5)    --   Fourth Supplemental           CenterPoint Houston's Form 10-Q       1-3187      4(j)(5)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
 4(e)(6)    --   Fifth Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187      4(j)(6)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(7)    --   Sixth Supplemental Indenture  CenterPoint Houston's Form 10-Q       1-3187      4(j)(7)
                 to Exhibit 4(e)(1), dated as  for the quarter ended September
                 of October 10, 2002           30, 2002
 4(e)(8)    --   Seventh Supplemental          CenterPoint Houston's Form 10-Q       1-3187      4(j)(8)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
 4(e)(9)    --   Eighth Supplemental           CenterPoint Houston's Form 10-Q       1-3187      4(j)(9)
                 Indenture to Exhibit          for the quarter ended September
                 4(e)(1), dated as of October  30, 2002
                 10, 2002
 4(e)(10)   --   Officer's Certificates dated  CenterPoint Energy's Form 10-K       1-31447      4(e)(10)
                 October 10, 2002 setting      for the year ended December 31,
                 forth the form, terms and     2003
                 provisions of the First
                 through Eighth Series of
                 General Mortgage Bonds
 4(e)(11)   --   Ninth Supplemental Indenture  CenterPoint Energy's Form 10-K       1-31447      4(e)(10)
                 to Exhibit 4(e)(1), dated as  for the year ended December 31,
                 of November 12, 2002          2002
 4(e)(12)   --   Officer's Certificate dated   CenterPoint Energy's Form 10-K       1-31447      4(e)(12)
                 November 12, 2002 setting     for the year ended December 31,
                 forth the form, terms and     2003
                 provisions of the Ninth
                 Series of General Mortgage
                 Bonds
 4(e)(13)   --   Tenth Supplemental Indenture  CenterPoint Energy's Form 8-K        1-31447        4.1
                 to Exhibit 4(e)(1), dated as  dated March 13, 2003
                 of March 18, 2003

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(e)(14)   --   Officer's Certificate dated   CenterPoint Energy's Form 8-K        1-31447        4.2
                 March 18, 2003 setting forth  dated March 13, 2003
                 the form, terms and
                 provisions of the Tenth
                 Series and Eleventh Series
                 of General Mortgage Bonds
 4(e)(15)   --   Eleventh Supplemental         CenterPoint Energy's Form 8-K        1-31447        4.1
                 Indenture to Exhibit          dated May 16, 2003
                 4(e)(1), dated as of May 23,
                 2003
 4(e)(16)   --   Officer's Certificate dated   CenterPoint Energy's Form 8-K        1-31447        4.2
                 May 23, 2003 setting forth    dated May 16, 2003
                 the form, terms and
                 provisions of the Twelfth
                 Series of General Mortgage
                 Bonds
 4(e)(17)   --   Twelfth Supplemental          CenterPoint Energy's Form 8-K        1-31447        4.2
                 Indenture to Exhibit          dated September 9, 2003
                 4(e)(1), dated as of
                 September 9, 2003
 4(e)(18)   --   Officer's Certificate dated   CenterPoint Energy's Form 8-K        1-31447        4.3
                 September 9, 2003 setting     dated September 9, 2003
                 forth the form, terms and
                 provisions of the Thirteenth
                 Series of General Mortgage
                 Bonds
 4(f)(1)    --   Indenture, dated as of        RERC Corp.'s Form 8-K dated          1-13265        4.1
                 February 1, 1998, between     February 5, 1998
                 Reliant Energy Resources
                 Corp. ("RERC Corp.") and
                 Chase Bank of Texas,
                 National Association, as
                 Trustee
 4(f)(2)    --   Supplemental Indenture No. 1  RERC Corp.'s Form 8-K dated          1-13265        4.2
                 to Exhibit 4(f)(1), dated as  November 9, 1998
                 of February 1, 1998,
                 providing for the issuance
                 of RERC Corp.'s 6 1/2%
                 Debentures due February 1,
                 2008
 4(f)(3)    --   Supplemental Indenture No. 2  RERC Corp.'s Form 8-K dated          1-13265        4.1
                 to Exhibit 4(f)(1), dated as  November 9, 1998
                 of November 1, 1998,
                 providing for the issuance
                 of RERC Corp.'s 6 3/8% Term
                 Enhanced ReMarketable
                 Securities
 4(f)(4)    --   Supplemental Indenture No. 3  RERC Corp.'s Registration          333-49162        4.2
                 to Exhibit 4(f)(1), dated as  Statement on Form S-4
                 of July 1, 2000, providing
                 for the issuance of RERC
                 Corp.'s 8.125% Notes due
                 2005
 4(f)(5)    --   Supplemental Indenture No. 4  RERC Corp.'s Form 8-K dated          1-13265        4.1
                 to Exhibit 4(f)(1), dated as  February 21, 2001
                 of February 15, 2001,
                 providing for the issuance
                 of RERC Corp.'s 7.75% Notes
                 due 2011

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(f)(6)    --   Supplemental Indenture No. 5  CenterPoint Energy's Form 8-K        1-31447        4.1
                 to Exhibit 4(f)(1), dated as  dated March 18, 2003
                 of March 25, 2003, providing
                 for the issuance of
                 CenterPoint Energy Resources
                 Corp.'s ("CERC Corp.'s")
                 7.875% Senior Notes due 2013
 4(f)(7)    --   Supplemental Indenture No. 6  CenterPoint Energy's Form 8-K        1-31447        4.2
                 to Exhibit 4(f)(1), dated as  dated April 7, 2003
                 of April 1, 2003, providing
                 for the issuance of CERC
                 Corp.'s 7.875% Senior Notes
                 due 2013
 4(f)(8)    --   Supplemental Indenture No. 7  CenterPoint Energy's Form 8-K        1-31447        4.2
                 to Exhibit 4(f)(1), dated as  dated October 29, 2003
                 of November 3, 2003,
                 providing for the issuance
                 of CERC Corp.'s 5.95% Senior
                 Notes due 2014
 4(g)(1)    --   Indenture, dated as of May    CenterPoint Energy's Form 8-K        1-31447        4.1
                 19, 2003, between             dated May 19, 2003
                 CenterPoint Energy and
                 JPMorgan Chase Bank, as
                 Trustee
 4(g)(2)    --   Supplemental Indenture No. 1  CenterPoint Energy's Form 8-K        1-31447        4.2
                 to Exhibit 4(g)(1), dated as  dated May 19, 2003
                 of May 19, 2003, providing
                 for the issuance of
                 CenterPoint Energy's 3.75%
                 Convertible Senior Notes due
                 2023
 4(g)(3)    --   Supplemental Indenture No. 2  CenterPoint Energy's Form 8-K        1-31447        4.3
                 to Exhibit 4(g)(1), dated as  dated May 19, 2003
                 of May 27, 2003, providing
                 for the issuance of
                 CenterPoint Energy's 5.875%
                 Senior Notes due 2008 and
                 6.85% Senior Notes due 2015
 4(g)(4)    --   Supplemental Indenture No. 3  CenterPoint Energy's Form 8-K        1-31447        4.2
                 to Exhibit 4(g)(1), dated as  dated September 9, 2003
                 of September 9, 2003,
                 providing for the issuance
                 of CenterPoint Energy's
                 7.25% Senior Notes due 2010
 4(g)(5)    --   Supplemental Indenture No. 4  CenterPoint Energy's Form 8-K        1-31447        4.2
                 to Exhibit 4(g)(1), dated as  dated December 10, 2003
                 of December 17, 2003,
                 providing for the issuance
                 of CenterPoint Energy's
                 2.875% Convertible Senior
                 Notes due 2024

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(g)(6)    --   Supplemental Indenture No. 5  CenterPoint Energy's Form 8-K        1-31447        4.1
                 to Exhibit 4(g)(1), dated as  dated December 9, 2004
                 of December 13, 2004, as
                 supplemented by Exhibit
                 4(g)(5), relating to the
                 issuance of CenterPoint
                 Energy's 2.875% Convertible
                 Senior Notes dues 2024
 4(h)       --   Supplemental Indenture No. 2  CenterPoint Energy's Form 8-K12B     1-31447        4(e)
                 dated as of August 31, 2002,  dated August 31, 2002
                 among CenterPoint Energy,
                 Reliant Energy and JPMorgan
                 Chase Bank (supplementing
                 the Subordinated Indenture
                 dated as of September 1,
                 1999 under which Reliant
                 Energy's 2% Zero-Premium
                 Exchangeable Subordinated
                 Notes Due 2029 were issued)
 4(i)       --   Supplemental Indenture No. 3  CenterPoint Energy's Form 8-K12B     1-31447        4(g)
                 dated as of August 31, 2002   dated August 31, 2002
                 among CenterPoint Energy,
                 REI and The Bank of New York
                 (supplementing the Junior
                 Subordinated Indenture dated
                 as of February 1, 1997 under
                 which REI's Junior
                 Subordinated Debentures
                 related to 8.257% capital
                 securities issued by HL&P
                 Capital Trust II were
                 issued)
 4(j)       --   Third Supplemental Indenture  CenterPoint Energy's Form 8-K12B     1-31447        4(h)
                 dated as of August 31, 2002   dated August 31, 2002
                 among CenterPoint Energy,
                 Reliant Energy, RERC and The
                 Bank of New York
                 (supplementing the Indenture
                 dated as of June 15, 1996
                 under which RERC's 6.25%
                 Convertible Junior
                 Subordinated Debentures were
                 issued)
 4(k)       --   Second Supplemental           CenterPoint Energy's Form 8-K12B     1-31447        4(i)
                 Indenture dated as of August  dated August 31, 2002
                 31, 2002 among CenterPoint
                 Energy, Reliant Energy, RERC
                 and JPMorgan Chase Bank
                 (supplementing the Indenture
                 dated as of March 1, 1987
                 under which RERC's 6%
                 Convertible Subordinated
                 Debentures due 2012 were
                 issued)

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
 4(l)       --   Assignment and Assumption     CenterPoint Energy's Form 8-K12B     1-31447        4(j)
                 Agreement for the Guarantee   dated August 31, 2002
                 Agreements dated as of
                 August 31, 2002 between
                 CenterPoint Energy and
                 Reliant Energy (relating to
                 the Guarantee Agreement
                 dated as of February 4, 1997
                 between Reliant Energy and
                 The Bank of New York
                 providing for the guaranty
                 of certain amounts relating
                 to the 8.257% capital
                 securities issued by HL&P
                 Capital Trust II)
 4(m)       --   Assignment and Assumption     CenterPoint Energy's Form 8-K12B     1-31447        4(l)
                 Agreement for the Expense     dated August 31, 2002
                 and Liability Agreements and
                 the Trust Agreements dated
                 as of August 31, 2002
                 between CenterPoint Energy
                 and Reliant Energy (relating
                 to (i) the Agreement as to
                 Expenses and Liabilities
                 dated as of February 4, 1997
                 between Reliant Energy and
                 HL&P Capital Trust II and
                 (ii) HL&P Capital Trust II's
                 Amended and Restated Trust
                 Agreement dated February 4,
                 1997
 4(n)(1)    --   $1,310,000,000 Credit         CenterPoint Energy's Form 10-K       1-31447      4(g)(1)
                 Agreement, dated as of        for the year ended December 31,
                 November 12, 2002, among      2002
                 CenterPoint Houston and the
                 banks named therein
 4(n)(2)    --   First Amendment to Exhibit    CenterPoint Energy's Form 10-Q       1-31447        10.7
                 4(n)(1), dated as of          for the quarter ended September
                 September 3, 2003             30, 2003
 4(n)(3)    --   Pledge Agreement, dated as    CenterPoint Energy's Form 10-K       1-31447      4(g)(2)
                 of November 12, 2002          for the year ended December 31,
                 executed in connection with   2002
                 Exhibit 4(n)(1)
 4(o)       --   $1,000,000,000 Credit         CenterPoint Energy's Form 8-K        1-31447        4.1
                 Agreement dated as of March   dated March 7, 2005
                 7, 2005 among CenterPoint
                 Energy and the banks named
                 therein

                                                                                 SEC FILE OR
 EXHIBIT                                                                         REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
 -------                 -----------           --------------------------------  ------------   ---------
+4(p)(1)    --   $75,000,000 revolving credit
                 facility dated as of
                 February 3, 2005 among Texas
                 Genco Holdings, Inc., Texas
                 Genco GP, LLC, Texas Genco
                 LP, LLC, Texas Genco, LP and
                 the banks named therein
+4(p)(2)    --   Pledge Agreement, dated as
                 of February 3, 2005,
                 executed in connection with
                 Exhibit 4(p)(1)
 4(q)       --   $250,000,000 Credit           CenterPoint Energy's Form 8-K        1-31447        4.1
                 Agreement dated as of March   dated March 31, 2004
                 23, 2004 among CERC and the
                 initial lenders named
                 therein
 4(r)       --   $200,000,000 Credit           CenterPoint Energy's Form 8-K        1-31447        4.2
                 Agreement dated as of March   dated March 7, 2005
                 7, 2005 among CenterPoint
                 Houston and the banks named
                 therein
 4(s)       --   $1,310,000,000 Credit         CenterPoint Energy's Form 8-K        1-31447        4.3
                 Agreement dated as of March   dated March 7, 2005
                 7, 2005 among CenterPoint
                 Houston and the banks named
                 therein

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

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(a)(1)    --    Executive Benefit Plan of   HI's Form 10-Q for the quarter        1-7629     10(a)(1),
                    Houston Industries          ended March 31, 1987                             10(a)(2),
                    Incorporated ("HI") and                                                      and
                    First and Second                                                             10(a)(3)
                    Amendments thereto
                    effective as of June 1,
                    1982, July 1, 1984, and
                    May 7, 1986, respectively
 *10(a)(2)    --    Third Amendment dated       Reliant Energy's Form 10-K for        1-3187     10(a)(2)
                    September 17, 1999 to       the year ended December 31, 2000
                    Exhibit 10(a)(1)
 *10(a)(3)    --    CenterPoint Energy          CenterPoint Energy's Form 10-Q       1-31447     10.4
                    Executive Benefits Plan,    for the quarter ended September
                    as amended and restated     30, 2003
                    effective June 18, 2003
 *10(b)(1)    --    Executive Incentive         HI's Form 10-K for the year           1-7629     10(b)
                    Compensation Plan of HI     ended December 31, 1991
                    effective as of January 1,
                    1982
 *10(b)(2)    --    First Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(a)
                    10(b)(1) effective as of    ended March 31, 1992
                    March 30, 1992
 *10(b)(3)    --    Second Amendment to         HI's Form 10-K for the year           1-7629     10(b)
                    Exhibit 10(b)(1) effective  ended December 31, 1992
                    as of November 4, 1992
 *10(b)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(b)(4)
                    10(b)(1) effective as of    ended December 31, 1994
                    September 7, 1994
 *10(b)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-3187     10(b)(5)
                    Exhibit 10(b)(1) effective  ended December 31, 1997
                    as of August 6, 1997
 *10(c)(1)    --    Executive Incentive         HI's Form 10-Q for the quarter        1-7629     10(b)(1)
                    Compensation Plan of HI     ended March 31, 1987
                    effective as of January 1,
                    1985
 *10(c)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(b)(3)
                    10(c)(1) effective as of    ended December 31, 1988
                    January 1, 1985
 *10(c)(3)    --    Second Amendment to         HI's Form 10-K for the year           1-7629     10(c)(3)
                    Exhibit 10(c)(1) effective  ended December 31, 1991
                    as of January 1, 1985
 *10(c)(4)    --    Third Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(b)
                    10(c)(1) effective as of    ended March 31, 1992
                    March 30, 1992

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(c)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-7629     10(c)(5)
                    Exhibit 10(c)(1) effective  ended December 31, 1992
                    as of November 4, 1992
 *10(c)(6)    --    Fifth Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(c)(6)
                    10(c)(1) effective as of    ended December 31, 1994
                    September 7, 1994
 *10(c)(7)    --    Sixth Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(c)(7)
                    10(c)(1) effective as of    ended December 31, 1997
                    August 6, 1997
 *10(d)       --    Executive Incentive         HI's Form 10-Q for the quarter        1-7629     10(b)(2)
                    Compensation Plan of HL&P   ended March 31, 1987
                    effective as of January 1,
                    1985
 *10(e)(1)    --    Executive Incentive         HI's Form 10-Q for the quarter        1-7629     10(b)
                    Compensation Plan of HI as  ended June 30, 1989
                    amended and restated on
                    January 1, 1989
 *10(e)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(e)(2)
                    10(e)(1) effective as of    ended December 31, 1991
                    January 1, 1989
 *10(e)(3)    --    Second Amendment to         HI's Form 10-Q for the quarter        1-7629     10(c)
                    Exhibit 10(e)(1) effective  ended March 31, 1992
                    as of March 30, 1992
 *10(e)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(c)(4)
                    10(e)(1) effective as of    ended December 31, 1992
                    November 4, 1992
 *10(e)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-7629     10(e)(5)
                    Exhibit 10(e)(1) effective  ended December 31, 1994
                    as of September 7, 1994
 *10(f)(1)    --    Executive Incentive         HI's Form 10-K for the year           1-7629     10(b)
                    Compensation Plan of HI as  ended December 31, 1990
                    amended and restated on
                    January 1, 1991
 *10(f)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(f)(2)
                    10(f)(1) effective as of    ended December 31, 1991
                    January 1, 1991
 *10(f)(3)    --    Second Amendment to         HI's Form 10-Q for the quarter        1-7629     10(d)
                    Exhibit 10(f)(1) effective  ended March 31, 1992
                    as of March 30, 1992
 *10(f)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(f)(4)
                    10(f)(1) effective as of    ended December 31, 1992
                    November 4, 1992
 *10(f)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-7629     10(f)(5)
                    Exhibit 10(f)(1) effective  ended December 31, 1992
                    as of January 1, 1993
 *10(f)(6)    --    Fifth Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(f)(6)
                    10(f)(1) effective in       ended December 31, 1994
                    part, January 1, 1995, and
                    in part, September 7, 1994

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(f)(7)    --    Sixth Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(a)
                    10(f)(1) effective as of    ended June 30, 1995
                    August 1, 1995
 *10(f)(8)    --    Seventh Amendment to        HI's Form 10-Q for the quarter        1-7629     10(a)
                    Exhibit 10(f)(1) effective  ended June 30, 1996
                    as of January 1, 1996
 *10(f)(9)    --    Eighth Amendment to         HI's Form 10-Q for the quarter        1-7629     10(a)
                    Exhibit 10(f)(1) effective  ended June 30, 1997
                    as of January 1, 1997
 *10(f)(10)   --    Ninth Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(f)(10)
                    10(f)(1) effective in       ended December 31, 1997
                    part, January 1, 1997, and
                    in part, January 1, 1998
 *10(g)       --    Benefit Restoration Plan    HI's Form 10-Q for the quarter        1-7629     10(c)
                    of HI effective as of June  ended March 31, 1987
                    1, 1985
 *10(h)       --    Benefit Restoration Plan    HI's Form 10-K for the year           1-7629     10(g)(2)
                    of HI as amended and        ended December 31, 1991
                    restated effective as of
                    January 1, 1988
 *10(i)(1)    --    Benefit Restoration Plan    HI's Form 10-K for the year           1-7629     10(g)(3)
                    of HI, as amended and       ended December 31, 1991
                    restated effective as of
                    July 1, 1991
 *10(i)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(i)(2)
                    10(i)(1) effective in       ended December 31, 1997
                    part, August 6, 1997, in
                    part, September 3, 1997,
                    and in part, October 1,
                    1997
 *10(j)(1)    --    Deferred Compensation Plan  HI's Form 10-Q for the quarter        1-7629     10(d)
                    of HI effective as of       ended March 31, 1987
                    September 1, 1985
 *10(j)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(d)(2)
                    10(j)(1) effective as of    ended December 31, 1990
                    September 1, 1985
 *10(j)(3)    --    Second Amendment to         HI's Form 10-Q for the quarter        1-7629     10(e)
                    Exhibit 10(j)(1) effective  ended March 31, 1992
                    as of March 30, 1992
 *10(j)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(h)(4)
                    10(j)(1) effective as of    ended December 31, 1993
                    June 2, 1993
 *10(j)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-7629     10(h)(5)
                    Exhibit 10(j)(1) effective  ended December 31, 1994
                    as of September 7, 1994
 *10(j)(6)    --    Fifth Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(d)
                    10(j)(1) effective as of    ended June 30, 1995
                    August 1, 1995
 *10(j)(7)    --    Sixth Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(b)
                    10(j)(1) effective as of    ended June 30, 1995
                    December 1, 1995

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(j)(8)    --    Seventh Amendment to        HI's Form 10-Q for the quarter        1-7629     10(b)
                    Exhibit 10(j)(1) effective  ended June 30, 1997
                    as of January 1, 1997
 *10(j)(9)    --    Eighth Amendment to         HI's Form 10-K for the year           1-3187     10(j)(9)
                    Exhibit 10(j)(1) effective  ended December 31, 1997
                    as of October 1, 1997
 *10(j)(10)   --    Ninth Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(j)(10)
                    10(j)(1) effective as of    ended December 31, 1997
                    September 3, 1997
 *10(j)(11)   --    Tenth Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(j)(11)
                    10(j)(1) effective as of    for the year ended December 31,
                    January 1, 2001             2002
 *10(j)(12)   --    Eleventh Amendment to       CenterPoint Energy's Form 10-K       1-31447     10(j)(12)
                    Exhibit 10(j)(1) effective  for the year ended December 31,
                    as of August 31, 2002       2002
 *10(j)(13)   --    CenterPoint Energy 1985     CenterPoint Energy's Form 10-Q       1-31447     10.1
                    Deferred Compensation       for the quarter ended September
                    Plan, as amended and        30, 2003
                    restated effective January
                    1, 2003
 *10(k)(1)    --    Deferred Compensation Plan  HI's Form 10-Q for the quarter        1-7629     10(a)
                    of HI effective as of       ended June 30, 1989
                    January 1, 1989
 *10(k)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(e)(3)
                    10(k)(1) effective as of    ended December 31, 1989
                    January 1, 1989
 *10(k)(3)    --    Second Amendment to         HI's Form 10-Q for the quarter        1-7629     10(f)
                    Exhibit 10(k)(1) effective  ended March 31, 1992
                    as of March 30, 1992
 *10(k)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(i)(4)
                    10(k)(1) effective as of    ended December 31, 1993
                    June 2, 1993
 *10(k)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-7629     10(i)(5)
                    Exhibit 10(k)(1) effective  ended December 31, 1994
                    as of September 7, 1994
 *10(k)(6)    --    Fifth Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(c)
                    10(k)(1) effective as of    ended June 30, 1995
                    August 1, 1995
 *10(k)(7)    --    Sixth Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(c)
                    10(k)(1) effective          ended June 30, 1995
                    December 1, 1995
 *10(k)(8)    --    Seventh Amendment to        HI's Form 10-Q for the quarter        1-7629     10(c)
                    Exhibit 10(k)(1) effective  ended June 30, 1997
                    as of January 1, 1997
 *10(k)(9)    --    Eighth Amendment to         HI's Form 10-K for the year           1-3187     10(k)(9)
                    Exhibit 10(k)(1) effective  ended December 31, 1997
                    in part October 1, 1997
                    and in part January 1,
                    1998
 *10(k)(10)   --    Ninth Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(k)(10)
                    10(k)(1) effective as of    ended December 31, 1997
                    September 3, 1997

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(k)(11)   --    Tenth Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(k)(11)
                    10(k)(1) effective as of    for the year ended December 31,
                    January 1, 2001             2002
 *10(k)(12)   --    Eleventh Amendment to       CenterPoint Energy's Form 10-K       1-31447     10(k)(12)
                    Exhibit 10(k)(1) effective  for the year ended December 31,
                    as of August 31, 2002       2002
 *10(l)(1)    --    Deferred Compensation Plan  HI's Form 10-K for the year           1-7629     10(d)(3)
                    of HI effective as of       ended December 31, 1990
                    January 1, 1991
 *10(l)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(j)(2)
                    10(l)(1) effective as of    ended December 31, 1991
                    January 1, 1991
 *10(l)(3)    --    Second Amendment to         HI's Form 10-Q for the quarter        1-7629     10(g)
                    Exhibit 10(l)(1) effective  ended March 31, 1992
                    as of March 30, 1992
 *10(l)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(j)(4)
                    10(l)(1) effective as of    ended December 31, 1993
                    June 2, 1993
 *10(l)(5)    --    Fourth Amendment to         HI's Form 10-K for the year           1-7629     10(j)(5)
                    Exhibit 10(l)(1) effective  ended December 31, 1993
                    as of December 1, 1993
 *10(l)(6)    --    Fifth Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(j)(6)
                    10(l)(1) effective as of    ended December 31, 1994
                    September 7, 1994
 *10(l)(7)    --    Sixth Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(b)
                    10(l)(1) effective as of    ended June 30, 1995
                    August 1, 1995
 *10(l)(8)    --    Seventh Amendment to        HI's Form 10-Q for the quarter        1-7629     10(d)
                    Exhibit 10(l)(1) effective  ended June 30, 1996
                    as of December 1, 1995
 *10(l)(9)    --    Eighth Amendment to         HI's Form 10-Q for the quarter        1-7629     10(d)
                    Exhibit 10(l)(1) effective  ended June 30, 1997
                    as of January 1, 1997
 *10(l)(10)   --    Ninth Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(l)(10)
                    10(l)(1) effective in part  ended December 31, 1997
                    August 6, 1997, in part
                    October 1, 1997, and in
                    part January 1, 1998
 *10(l)(11)   --    Tenth Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(i)(11)
                    10(l)(1) effective as of    ended December 31, 1997
                    September 3, 1997
 *10(l)(12)   --    Eleventh Amendment to       CenterPoint Energy's Form 10-K       1-31447     10(l)(12)
                    Exhibit 10(l)(1) effective  for the year ended December 31,
                    as of January 1, 2001       2002
 *10(l)(13)   --    Twelfth Amendment to        CenterPoint Energy's Form 10-K       1-31447     10(l)(13)
                    Exhibit 10(l)(1) effective  for the year ended December 31,
                    as of August 31, 2002       2002
 *10(m)(1)    --    Long-Term Incentive         HI's Form 10-Q for the quarter        1-7629     10(c)
                    Compensation Plan of HI     ended June 30, 1989
                    effective as of January 1,
                    1989

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(m)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(f)(2)
                    10(m)(1) effective as of    ended December 31, 1989
                    January 1, 1990
 *10(m)(3)    --    Second Amendment to         HI's Form 10-K for the year           1-7629     10(k)(3)
                    Exhibit 10(m)(1) effective  ended December 31, 1992
                    as of December 22, 1992
 *10(m)(4)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(m)(4)
                    10(m)(1) effective as of    ended December 31, 1997
                    August 6, 1997
 *10(m)(5)    --    Fourth Amendment to         Reliant Energy's Form 10-Q for        1-3187     10.4
                    Exhibit 10(m)(1) effective  the quarter ended June 30, 2002 as of January 1, 2001
 *10(n)(1)    --    Form of stock option        HI's Form 10-Q for the quarter        1-7629     10(h)
                    agreement for               ended March 31, 1992
                    non-qualified stock
                    options granted under
                    Exhibit 10(m)(1)
 *10(n)(2)    --    Forms of restricted stock   HI's Form 10-Q for the quarter        1-7629     10(i)
                    agreement for restricted    ended March 31, 1992
                    stock granted under
                    Exhibit 10(m)(1)
 *10(o)(1)    --    1994 Long-Term Incentive    HI's Form 10-K for the year           1-7629     10(n)(1)
                    Compensation Plan of HI     ended December 31, 1993
                    effective as of January 1,
                    1994
 *10(o)(2)    --    Form of stock option        HI's Form 10-K for the year           1-7629     10(n)(2)
                    agreement for               ended December 31, 1993
                    non-qualified stock
                    options granted under
                    Exhibit 10(o)(1)
 *10(o)(3)    --    First Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10(e)
                    10(o)(1) effective as of    ended June 30, 1997
                    May 9, 1997
 *10(o)(4)    --    Second Amendment to         HI's Form 10-K for the year           1-3187     10(p)(4)
                    Exhibit 10(o)(1) effective  ended December 31, 1997
                    as of August 6, 1997
 *10(o)(5)    --    Third Amendment to Exhibit  HI's Form 10-K for the year           1-3187     10(p)(5)
                    10(o)(1) effective as of    ended December 31, 1998
                    January 1, 1998
 *10(o)(6)    --    Reliant Energy 1994 Long-   Reliant Energy's Form 10-Q for        1-3187     10.6
                    Term Incentive              the quarter ended June 30, 2002
                    Compensation Plan, as
                    amended and restated
                    effective January 1, 2001
 *10(o)(7)    --    First Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(p)(7)
                    10(o)(6), effective         for the year ended December 31,
                    December 1, 2003            2003
 *10(o)(8)    --    Form of Non-Qualified       CenterPoint Energy's Form 8-K        1-31447     10.6
                    Stock Option Award Notice   dated January 25, 2005
                    under Exhibit 10(o)(6)
 *10(p)(1)    --    Savings Restoration Plan    HI's Form 10-K for the year           1-7629     10(f)
                    of HI effective as of       ended December 31, 1990
                    January 1, 1991

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(p)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(l)(2)
                    10(p)(1) effective as of    ended December 31, 1991
                    January 1, 1992
 *10(p)(3)    --    Second Amendment to         HI's Form 10-K for the year           1-3187     10(q)(3)
                    Exhibit 10(p)(1) effective  ended December 31, 1997
                    in part, August 6, 1997,
                    and in part, October 1,
                    1997
 *10(q)(1)    --    Director Benefits Plan      HI's Form 10-K for the year           1-7629     10(m)
                    effective as of January 1,  ended December 31, 1991
                    1992
 *10(q)(2)    --    First Amendment to Exhibit  HI's Form 10-K for the year           1-7629     10(m)(1)
                    10(q)(1) effective as of    ended December 31, 1998
                    August 6, 1997
 *10(q)(3)    --    CenterPoint Energy Outside  CenterPoint Energy's Form 10-Q       1-31447     10.6
                    Director Benefits Plan, as  for the quarter ended September
                    amended and restated        30, 2003
                    effective June 18, 2003
 *10(q)(4)    --    First Amendment to Exhibit  CenterPoint Energy's Form 10-Q       1-31447     10.6
                    10(q)(3) effective as of    for the quarter ended June 30,
                    January 1, 2004             2004
 *10(r)(1)    --    Executive Life Insurance    HI's Form 10-K for the year           1-7629     10(q)
                    Plan of HI effective as of  ended December 31, 1993
                    January 1, 1994
 *10(r)(2)    --    First Amendment to Exhibit  HI's Form 10-Q for the quarter        1-7629     10
                    10(r)(1) effective as of    ended June 30, 1995
                    January 1, 1994
 *10(r)(3)    --    Second Amendment to         HI's Form 10-K for the year           1-3187     10(s)(3)
                    Exhibit 10(r)(1) effective  ended December 31, 1997
                    as of August 6, 1997
 *10(r)(4)    --    CenterPoint Energy          CenterPoint Energy's Form 10-Q       1-31447     10.5
                    Executive Life Insurance    for the quarter ended September
                    Plan, as amended and        30, 2003
                    restated effective June
                    18, 2003
 *10(s)       --    Employment and              HI's Form 10-Q for the quarter        1-7629     10(f)
                    Supplemental Benefits       ended March 31, 1987
                    Agreement between HL&P and
                    Hugh Rice Kelly
 *10(t)(1)    --    Reliant Energy Savings      Reliant Energy's Form 10-K for        1-3187     10(cc)(1)
                    Plan, as amended and        the year ended December 31, 1999
                    restated effective April
                    1, 1999
 *10(t)(2)    --    First Amendment to Exhibit  Reliant Energy's Form 10-Q for        1-3187     10.9
                    10(t)(1) effective January  the quarter ended June 30, 2002
                    1, 1999
 *10(t)(3)    --    Second Amendment to         Reliant Energy's Form 10-Q for        1-3187     10.10
                    Exhibit 10(t)(1) effective  the quarter ended June 30, 2002
                    January 1, 1997
 *10(t)(4)    --    Third Amendment to Exhibit  Reliant Energy's Form 10-Q for        1-3187     10.11
                    10(t)(1) effective January  the quarter ended June 30, 2002
                    1, 2001

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(t)(5)    --    Fourth Amendment to         Reliant Energy's Form 10-Q for        1-3187     10.12
                    Exhibit 10(t)(1) effective  the quarter ended June 30, 2002
                    May 6, 2002
 *10(t)(6)    --    Fifth Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(u)(6)
                    10(t)(1) effective January  for the year ended December 31,
                    1, 2002 and as renamed      2002
                    effective October 2, 2002
+*10(t)(7)    --    Sixth Amendment to Exhibit
                    10(t)(1) effective January
                    1, 2005
 *10(t)(8)    --    Reliant Energy Savings      CenterPoint Energy's Form 10-K       1-31447     10(u)(7)
                    Trust between Reliant       for the year ended December 31,
                    Energy and The Northern     2002
                    Trust Company, as Trustee,
                    as amended and restated
                    effective April 1, 1999
 *10(t)(9)    --    First Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(u)(8)
                    10(t)(8) effective          for the year ended December 31,
                    September 30, 2002          2002
 *10(t)(10)   --    Second Amendment to         CenterPoint Energy's Form 10-K       1-31447     10(u)(9)
                    Exhibit 10(t)(8) effective  for the year ended December 31,
                    January 6, 2003             2003
 *10(t)(11)   --    Reliant Energy Retirement   CenterPoint Energy's Form 10-K       1-31447     10(u)(10)
                    Plan, as amended and        for the year ended December 31,
                    restated effective January  2002
                    1, 1999
 *10(t)(12)   --    First Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(u)(11)
                    10(t)(11) effective as of   for the year ended December 31,
                    January 1, 1995             2002
 *10(t)(13)   --    Second Amendment to         CenterPoint Energy's Form 10-K       1-31447     10(u)(12)
                    Exhibit 10(t)(11)           for the year ended December 31,
                    effective as of January 1,  2002
                    1995
 *10(t)(14)   --    Third Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(u)(13)
                    10(t)(11) effective as of   for the year ended December 31,
                    January 1, 2001             2002
 *10(t)(15)   --    Fourth Amendment to         CenterPoint Energy's Form 10-K       1-31447     10(u)(14)
                    Exhibit 10(t)(11)           for the year ended December 31,
                    effective as of January 1,  2002
                    2001
 *10(t)(16)   --    Fifth Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(u)(15)
                    10(t)(11) effective as of   for the year ended December 31,
                    November 15, 2002, and as   2002
                    renamed effective October
                    2, 2002
 *10(t)(17)   --    Sixth Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(u)(16)
                    10(t)(11) effective as of   for the year ended December 31,
                    January 1, 2002             2002
 *10(t)(18)   --    Seventh Amendment to        CenterPoint Energy's Form 10-K       1-31447     10(u)(18)
                    Exhibit 10(t)(11)           for the year ended December 31,
                    effective December 1, 2003  2003

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(t)(19)   --    Eighth Amendment to         CenterPoint Energy's Form 10-Q       1-31447     10.7
                    Exhibit 10(t)(11)           for the quarter ended June 30,
                    effective as of January 1,  2004
                    2004
+*10(t)(20)   --    Ninth Amendment to Exhibit
                    10(t)(11) effective as of
                    October 27, 2004
+*10(t)(21)   --    Tenth Amendment to Exhibit
                    10(t)(11) effective as of
                    January 1, 2005
 *10(t)(22)   --    Reliant Energy,             Reliant Energy's Form 10-K for        1-3187     10(u)(3)
                    Incorporated Master         the year ended December 31, 1999
                    Retirement Trust (as
                    amended and restated
                    effective January 1, 1999
                    and renamed effective May
                    5, 1999)
  10(t)(23)   --    Contribution and            Reliant Energy's Form 10-K for        1-3187     10(u)(4)
                    Registration Agreement      the year ended December 31, 2001
                    dated December 18, 2001
                    among Reliant Energy,
                    CenterPoint Energy and the
                    Northern Trust Company,
                    trustee under the Reliant
                    Energy, Incorporated
                    Master Retirement Trust
  10(u)(1)    --    Stockholder's Agreement     Schedule 13-D dated July 6, 1995     5-19351     2
                    dated as of July 6, 1995
                    between Houston Industries
                    Incorporated and Time
                    Warner Inc.
  10(u)(2)    --    Amendment to Exhibit        HI's Form 10-K for the year           1-7629     10(x)(4)
                    10(u)(1) dated November     ended December 31, 1996
                    18, 1996
 *10(v)(1)    --    Houston Industries          HI's Form 10-K for the year           1-7629     10(7)
                    Incorporated Executive      ended December 31, 1995
                    Deferred Compensation
                    Trust effective as of
                    December 19, 1995
 *10(v)(2)    --    First Amendment to Exhibit  HI's Form 10-Q for the quarter        1-3187     10
                    10(v)(1) effective as of    ended June 30, 1998
                    August 6, 1997
 *10(w)       --    Letter Agreement dated      CenterPoint Energy's Form 8-K        1-31447     10.1
                    December 9, 2004 between    dated December 9, 2004
                    CenterPoint Energy and
                    Milton Carroll
 *10(x)(1)    --    Reliant Energy,             Reliant Energy's Form 10-K for        1-3187     10(y)
                    Incorporated and            the year ended December 31, 2000
                    Subsidiaries Common Stock
                    Participation Plan for
                    Designated New Employees
                    and Non-Officer Employees
                    effective as of March 4,
                    1998

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(x)(2)    --    Reliant Energy,             CenterPoint Energy's Form 10-K       1-31447     10(y)(2)
                    Incorporated and            for the year ended December 31,
                    Subsidiaries Common Stock   2002
                    Participation Plan for
                    Designated New Employees
                    and Non-Officer Employees,
                    as amended and restated
                    effective January 1, 2001
 *10(y)       --    Reliant Energy,             Reliant Energy's Definitive           1-3187     Exhibit A
                    Incorporated Annual         Proxy Statement for 2000 Annual
                    Incentive Compensation      Meeting of Shareholders
                    Plan, as amended and
                    restated effective January
                    1, 1999
 *10(z)(1)    --    Long-Term Incentive Plan    Reliant Energy's Registration      333-60260     4.6
                    of Reliant Energy,          Statement on Form S-8 dated May
                    Incorporated effective as   4, 2001
                    of January 1, 2001
 *10(z)(2)    --    First Amendment to Exhibit  Reliant Energy's Registration      333-60260     4.7
                    10(z)(1) effective as of    Statement on Form S-8 dated May
                    January 1, 2001             4, 2001
 *10(z)(3)    --    Second Amendment to         CenterPoint Energy's Form 10-K       1-31447     10(aa)(3)
                    Exhibit 10(z)(1) effective  for the year ended December 31,
                    November 5, 2003            2003
 *10(z)(4)    --    Long-Term Incentive Plan    CenterPoint Energy's Form 10-Q       1-31447     10.5
                    of CenterPoint Energy,      for the quarter ended June 30,
                    Inc. (amended and restated  2004
                    effective as of May 1,
                    2004)
 *10(z)(5)    --    Form of Non-Qualified       CenterPoint Energy's Form 8-K        1-31447     10.1
                    Stock Option Award          dated January 25, 2005
                    Agreement under Exhibit
                    10(z)(4)
 *10(z)(6)    --    Form of Restricted Stock    CenterPoint Energy's Form 8-K        1-31447     10.2
                    Award Agreement under       dated January 25, 2005
                    Exhibit 10(z)(4)
 *10(z)(7)    --    Form of Performance Share   CenterPoint Energy's Form 8-K        1-31447     10.3
                    Award under Exhibit         dated January 25, 2005
                    10(z)(4)
 *10(z)(8)    --    Form of Performance Unit    CenterPoint Energy's Form 8-K        1-31447     10.4
                    Award under Exhibit         dated January 25, 2005
                    10(z)(4)
 *10(z)(9)    --    Form of Restricted Stock    CenterPoint Energy's Form 8-K        1-31447     10.2
                    Award Agreement (With       dated February 21, 2005
                    Performance Vesting
                    Requirement) under Exhibit
                    10(z)(4)
 *10(z)(10)   --    Summary of Performance      CenterPoint Energy's Form 8-K        1-31447     10.5
                    Objectives for Awards       dated January 25, 2005
                    under Exhibit 10(z)(4)
  10(aa)(1)   --    Master Separation           Reliant Energy's Form 10-Q for        1-3187     10.1
                    Agreement entered into as   the quarter ended March 31, 2001
                    of December 31, 2000
                    between Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
  10(aa)(2)   --    First Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(bb)(5)
                    10(aa)(1) effective as of   for the year ended December 31,
                    February 1, 2003            2002
  10(aa)(3)   --    Employee Matters            Reliant Energy's Form 10-Q for        1-3187     10.5
                    Agreement, entered into as  the quarter ended March 31, 2001 of December 31, 2000,
                    between Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(aa)(4)   --    Retail Agreement, entered   Reliant Energy's Form 10-Q for        1-3187     10.6
                    into as of December 31,     the quarter ended March 31, 2001
                    2000, between Reliant
                    Energy, Incorporated and
                    Reliant Resources, Inc.
  10(aa)(5)   --    Tax Allocation Agreement,   Reliant Energy's Form 10-Q for        1-3187     10.8
                    entered into as of          the quarter ended March 31, 2001
                    December 31, 2000, between
                    Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.
  10(bb)(1)   --    Separation Agreement        CenterPoint Energy's Form 10-K       1-31447     10(cc)(1)
                    entered into as of August   for the year ended December 31,
                    31, 2002 between            2002
                    CenterPoint Energy and
                    Texas Genco
  10(bb)(2)   --    Transition Services         CenterPoint Energy's Form 10-K       1-31447     10(cc)(2)
                    Agreement, dated as of      for the year ended December 31,
                    August 31, 2002, between    2002
                    CenterPoint Energy and
                    Texas Genco
  10(bb)(3)   --    Tax Allocation Agreement,   CenterPoint Energy's Form 10-K       1-31447     10(cc)(3)
                    dated as of August 31,      for the year ended December 31,
                    2002, between CenterPoint   2002
                    Energy and Texas Genco
  10(bb)(4)   --    Assignment and Assumption   Texas Genco's Registration           1-31449     10.11
                    Agreement for the           Statement on Form 10
                    Technical Services
                    Agreement entered into as
                    of August 31, 2002, by and
                    between CenterPoint Energy
                    and Texas Genco, LP
 *10(cc)      --    Retention Agreement         Reliant Energy's Form 10-K for        1-3187     10(jj)
                    effective October 15, 2001  the year ended December 31, 2001 between Reliant Energy and
                    David G. Tees
 *10(dd)      --    Retention Agreement         Reliant Energy's Form 10-K for        1-3187     10(kk)
                    effective October 15, 2001  the year ended December 31, 2001 between Reliant Energy and
                    Michael A. Reed
 *10(ee)(1)   --    Non-Qualified Executive     CenterPoint Energy's Form 10-K       1-31447     10(ff)(1)
                    Disability Income Plan of   for the year ended December 31,
                    Arkla, Inc. effective as    2002
                    of August 1, 1983

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
 *10(ee)(2)   --    Executive Disability        CenterPoint Energy's Form 10-K       1-31447     10(ff)(2)
                    Income Agreement effective  for the year ended December 31,
                    July 1, 1984 between        2002
                    Arkla, Inc. and T. Milton
                    Honea
 *10(ff)      --    Non-Qualified Unfunded      CenterPoint Energy's Form 10-K       1-31447     10(gg)
                    Executive Supplemental      for the year ended December 31,
                    Income Retirement Plan of   2002
                    Arkla, Inc. effective as
                    of August 1, 1983
 *10(gg)(1)   --    Deferred Compensation Plan  CenterPoint Energy's Form 10-K       1-31447     10(hh)(1)
                    for Directors of Arkla,     for the year ended December 31,
                    Inc. effective as of        2002
                    November 10, 1988
 *10(gg)(2)   --    First Amendment to Exhibit  CenterPoint Energy's Form 10-K       1-31447     10(hh)(2)
                    10(hh)(1) effective as of   for the year ended December 31,
                    August 6, 1997              2002
  10(hh)      --    Pledge Agreement dated as   CenterPoint Energy's Form 10-Q       1-31447     10.1
                    of May 28, 2003 by Utility  for the quarter ended June 30,
                    Holding, LLC in favor of    2003
                    JP Morgan Chase Bank, as
                    administrative agent
 *10(ii)      --    CenterPoint Energy          CenterPoint Energy's Form 10-Q       1-31447     10.2
                    Deferred Compensation       for the quarter ended June 30,
                    Plan, as amended and        2003
                    restated effective January
                    1, 2003
 *10(jj)(1)   --    CenterPoint Energy Short    CenterPoint Energy's Form 10-Q       1-31447     10.3
                    Term Incentive Plan, as     for the quarter ended September
                    amended and restated        30, 2003
                    effective January 1, 2003
 *10(jj)(2)   --    Summary of 2005 goals for   CenterPoint Energy's Form 8-K        1-31447     10.1
                    Exhibit 10(jj)(1)           dated February 21, 2005
 *10(kk)      --    CenterPoint Energy Stock    CenterPoint Energy's Form 10-K       1-31447     10(ll)
                    Plan for Outside            for the year ended December 31,
                    Directors, as amended and   2003
                    restated effective May 7,
                    2003
 +10(ll)      --    Summary of non-employee
                    director compensation
 +10(mm)      --    Summary of named executive
                    officer compensation
 +12          --    Computation of Ratios of
                    Earnings to Fixed Charges
 +21          --    Subsidiaries of
                    CenterPoint Energy
 +23          --    Consent of Deloitte &
                    Touche LLP
+31.1         --    Rule 13a-14(a)/15d-14(a)
                    Certification of David M.
                    McClanahan

                                                                                  SEC FILE OR
  EXHIBIT                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
  -------                  -----------          --------------------------------  ------------   ---------
+31.2         --    Rule 13a-14(a)/15d-14(a)
                    Certification of Gary L.
                    Whitlock
+32.1         --    Section 1350 Certification
                    of David M. McClanahan
+32.2         --    Section 1350 Certification
                    of Gary L. Whitlock