Form 10-Q
period 2005-03-31
CENTERPOINT ENERGY INC
filed 2005-05-09
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

                         ------------------------------

                         Commission file number 1-31447

                            CENTERPOINT ENERGY, INC.

             (Exact name of registrant as specified in its charter)

            TEXAS                                        74-0694415
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1111 LOUISIANA
        HOUSTON, TEXAS 77002                             (713) 207-1111
(Address and zip code of principal               (Registrant's telephone number,
          executive offices)                           including area code)

                         ------------------------------

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

As of May 1, 2005, CenterPoint Energy, Inc. had 309,039,696 shares of common stock outstanding, excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements................................................................      1
            Statements of Consolidated Income
                 Three Months Ended March 31, 2004 and 2005 (unaudited).............................      1
            Consolidated Balance Sheets
                 December 31, 2004 and March 31, 2005 (unaudited)...................................      2
            Statements of Consolidated Cash Flows
                 Three Months Ended March 31, 2004 and 2005 (unaudited).............................      4
            Notes to Unaudited Consolidated Financial Statements....................................      5
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations of CenterPoint Energy, Inc. and Subsidiaries.................................     27
        Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................     43
        Item 4. Controls and Procedures.............................................................     44

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings...................................................................     45
        Item 6. Exhibits............................................................................     45

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

            - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

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

            - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

            - other factors we discuss in "Risk Factors" beginning on page 24 of the CenterPoint Energy, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ---------------------------
                                                                                     2004           2005
                                                                                 ------------   ------------
REVENUES...................................................................      $  2,527,818   $  2,761,808
                                                                                 ------------   ------------
EXPENSES:
  Natural gas..............................................................         1,761,877      1,948,336
  Operation and maintenance................................................           315,842        313,071
  Depreciation and amortization............................................           116,218        129,773
  Taxes other than income taxes............................................            93,988         94,661
                                                                                 ------------   ------------
      Total................................................................         2,287,925      2,485,841
                                                                                 ------------   ------------
OPERATING INCOME...........................................................           239,893        275,967
                                                                                 ------------   ------------
OTHER INCOME (EXPENSE):
  Loss on Time Warner investment...........................................           (24,453)       (41,114)
  Gain on indexed debt securities..........................................            27,014         39,529
  Interest and other finance charges.......................................          (182,973)      (173,340)
  Interest on transition bonds.............................................            (9,674)        (9,220)
  Return on true-up balance................................................                 -         34,082
  Other, net...............................................................             1,507          3,812
                                                                                 ------------   ------------
      Total................................................................          (188,579)      (146,251)
                                                                                 ------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES......................            51,314        129,716
  Income Tax Expense.......................................................           (22,416)       (63,064)
                                                                                 ------------   ------------
INCOME FROM CONTINUING OPERATIONS..........................................            28,898         66,652
                                                                                 ------------   ------------
DISCONTINUED OPERATIONS:
    Income from Texas Genco, net of tax....................................            56,286         13,673
    Minority Interest in Income from Texas Genco...........................           (11,597)            -
    Loss on Disposal of Texas Genco, net of tax............................                 -        (13,237)
                                                                                 ------------   ------------
      Total................................................................            44,689            436
                                                                                 ------------   ------------
NET INCOME ................................................................      $     73,587   $     67,088
                                                                                 ============   ============
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations........................................      $       0.09   $       0.22
  Discontinued Operations, net of tax......................................              0.15              -
                                                                                 ------------   ------------
  Net Income...............................................................      $       0.24   $       0.22
                                                                                 ============   ============
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations........................................      $       0.09   $       0.20
  Discontinued Operations, net of tax......................................              0.13              -
                                                                                 ------------   ------------
  Net Income...............................................................      $       0.22   $       0.20
                                                                                 ============   ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,         MARCH 31,
                                                                                     2004               2005
                                                                                --------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents................................................    $      164,645     $      305,293
   Investment in Time Warner common stock...................................           420,882            379,767
   Accounts receivable, net.................................................           741,715            732,977
   Accrued unbilled revenues................................................           576,252            380,860
   Natural gas inventory....................................................           174,232             75,324
   Materials and supplies...................................................            77,902             75,844
   Non-trading derivative assets............................................            50,219             85,664
   Current assets of discontinued operations................................           513,768            122,908
   Prepaid expenses and other current assets................................           116,909             76,613
                                                                                --------------     --------------
     Total current assets...................................................         2,836,524          2,235,250
                                                                                --------------     --------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................        10,963,569         11,037,100
   Less accumulated depreciation and amortization...........................        (2,777,176)        (2,836,087)
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................         8,186,393          8,201,013
                                                                                --------------     --------------
OTHER ASSETS:
   Goodwill, net............................................................         1,740,510          1,740,510
   Other intangibles, net...................................................            58,068             57,565
   Regulatory assets........................................................         3,349,944          3,389,785
   Non-trading derivative assets............................................            17,682             44,153
   Non-current assets of discontinued operations............................         1,051,158          1,044,483
   Other....................................................................           921,678            842,330
                                                                                --------------     --------------
     Total other assets.....................................................         7,139,040          7,118,826
                                                                                --------------     --------------
       TOTAL ASSETS.........................................................    $   18,161,957     $   17,555,089
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 DECEMBER 31,         MARCH 31,
                                                                                     2004               2005
                                                                                --------------     --------------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt.......................     $       46,806     $       49,352
   Current portion of other long-term debt.................................          1,789,182          1,784,772
   Indexed debt securities derivative......................................            341,575            302,046
   Accounts payable........................................................            868,023            696,707
   Taxes accrued...........................................................            609,025            159,397
   Interest accrued........................................................            151,365            137,227
   Non-trading derivative liabilities......................................             26,323             21,169
   Regulatory liabilities..................................................            225,158            225,159
   Accumulated deferred income taxes, net..................................            260,958            282,696
   Current liabilities of discontinued operations..........................            448,974            104,795
   Other...................................................................            419,811            438,861
                                                                                --------------     --------------
     Total current liabilities.............................................          5,187,200          4,202,181
                                                                                --------------     --------------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          2,415,143          2,439,554
   Unamortized investment tax credits......................................             53,690             51,814
   Non-trading derivative liabilities......................................              6,413              4,425
   Benefit obligations.....................................................            440,110            429,252
   Regulatory liabilities..................................................          1,081,370          1,042,580
   Non-current liabilities of discontinued operations......................            420,393            367,176
   Other...................................................................            259,120            239,785
                                                                                --------------     --------------
     Total other liabilities...............................................          4,676,239          4,574,586
                                                                                --------------     --------------
LONG-TERM DEBT:
   Transition bonds........................................................            628,903            610,453
   Other...................................................................          6,564,113          7,032,735
                                                                                --------------     --------------
     Total long-term debt..................................................          7,193,016          7,643,188
                                                                                --------------     --------------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

SHAREHOLDERS' EQUITY:
   Common stock (308,045,215  shares and 309,003,728 shares outstanding
     at December 31, 2004 and March 31, 2005, respectively)................              3,080              3,090
   Additional paid-in capital..............................................          2,891,335          2,900,793
   Retained deficit........................................................         (1,727,571)        (1,722,214)
   Accumulated other comprehensive loss....................................            (61,342)           (46,535)
                                                                                --------------     --------------
     Total shareholders' equity............................................          1,105,502          1,135,134
                                                                                --------------     --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................     $   18,161,957     $   17,555,089
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------------
                                                                                    2004                 2005
                                                                               --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................     $       73,587       $       67,088
  Discontinued operations, net of tax.....................................            (44,689)                (436)
                                                                               --------------       --------------
  Income from continuing operations.......................................             28,898               66,652
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization.........................................            116,218              129,773
    Amortization of deferred financing costs..............................             21,759               20,124
    Deferred income taxes.................................................             20,403               49,500
    Investment tax credit.................................................             (1,877)              (1,877)
    Unrealized loss on Time Warner investment.............................             24,453               41,114
    Unrealized gain on indexed debt securities............................            (27,014)             (39,529)
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net......................            163,898              209,074
      Inventory...........................................................             93,717              100,966
      Taxes receivable....................................................             68,096                    -
      Accounts payable....................................................            (67,325)            (171,618)
      Fuel cost over (under) recovery/surcharge...........................             47,528               75,666
      Non-trading derivatives, net........................................              4,987              (55,829)
      Interest and taxes accrued..........................................            (62,279)            (409,683)
      Net regulatory assets and liabilities...............................            (54,965)             (86,460)
      Other current assets................................................             74,364               40,871
      Other current liabilities...........................................            (62,563)             (58,057)
      Other assets........................................................               (902)                (591)
      Other liabilities...................................................            (14,975)             (39,696)
    Other, net............................................................             23,674                4,875
                                                                               --------------       --------------
        Net cash provided by (used in) operating activities...............            396,095             (124,725)
                                                                               --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................            (98,793)            (121,669)
  Dividends received from Texas Genco.....................................             16,193                    -
  Other, net..............................................................             (5,755)               1,465
                                                                               --------------       --------------
        Net cash used in investing activities.............................            (88,355)            (120,204)
                                                                               --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowings, net..................................            (63,000)                   -
  Long-term revolving credit facilities, net..............................            195,500              472,000
  Proceeds from long-term debt............................................            229,050                    -
  Payments of long-term debt..............................................           (510,038)             (23,580)
  Debt issuance costs.....................................................            (13,020)              (5,605)
  Payment of common stock dividends.......................................            (30,657)             (61,704)
  Proceeds from issuance of common stock, net.............................              3,658                4,466
  Other, net..............................................................                  4                    -
                                                                               --------------       --------------
      Net cash provided by (used in) financing activities.................           (188,503)             385,577
                                                                               --------------       --------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:

  Cash provided by (used in) operating activities.........................             95,312              (66,011)
  Cash used in investing activities.......................................            (75,206)              (8,935)
  Cash provided by (used in) financing activities.........................            (20,106)              74,946
                                                                               --------------       --------------
      Net cash provided by discontinued operations........................                  -                    -
                                                                               --------------       --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................            119,237              140,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             86,922              164,645
                                                                               --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $      206,159       $      305,293
                                                                               ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................................     $      202,263       $      183,117
  Income taxes............................................................              1,997              435,015

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the consolidated interim financial statements and notes (Interim Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy, or the Company. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 (CenterPoint Energy Form 10-K).

      Background. CenterPoint Energy, Inc. is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan (Texas electric restructuring law).

      The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company and those of its subsidiaries. The 1935 Act, among other things, limits the ability of the Company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

      As of March 31, 2005, the Company's indirect wholly owned subsidiaries included:

            - CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston;

            - CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns gas distribution systems. The operations of its local distribution companies are conducted through three unincorporated divisions: Houston Gas, Minnesota Gas and Southern Gas Operations. Through wholly owned subsidiaries, CERC owns two interstate natural gas pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed price physical natural gas supplies to commercial and industrial customers and natural gas distributors; and

            - Texas Genco Holdings, Inc. (Texas Genco), whose principal remaining asset was its ownership interest in a nuclear generating facility. Texas Genco was sold to Texas Genco LLC on April 13, 2005 in exchange for a cash payment to the Company of $700 million. See Note 3 for further discussion.

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

      Note 2(d) (Long-Lived Assets and Intangibles), Note 2(e) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters), Note 5 (Derivative Instruments), Note 6 (Indexed Debt Securities (ZENS) and Time Warner Securities) and Note 11 (Commitments and Contingencies) to the consolidated annual financial statements in the CenterPoint Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding certain legal and regulatory proceedings and environmental matters, see Note 11 to the Interim Financial Statements.

(2) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a) Stock-Based Incentive Compensation Plans.

      The Company has long-term incentive compensation plans (LICPs) that provide for the issuance of stock-based incentives, including performance-based shares, performance-based units, restricted shares and stock options to directors, officers and key employees. A maximum of approximately 37 million shares of CenterPoint Energy common stock are authorized to be issued under these plans.

      Performance-based shares, performance-based units and restricted shares are granted to employees without cost to the participants. The performance shares and units vest three years after the grant date based upon the performance of the Company over a three-year cycle. The restricted shares vest at various times ranging from one-year to the end of a three-year period. Upon vesting, the shares are issued to the plan participants.

      Option awards are generally granted with an exercise price equal to the average of the high and low sales price of the Company's stock at the date of grant. These options awards generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date and have 10-year contractual terms. No options were granted during the three months ended March 31, 2005.

      Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)) using the modified prospective transition method. Under this method, the Company records compensation expense at fair value for all awards it grants after the date it adopts the standard. In addition, the Company is required to record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Pre-adoption awards of time-based restricted stock and performance-based restricted stock will continue to be expensed using the guidance contained in Accounting Principles Board Opinion No.
25. The adoption of SFAS 123(R) did not have a material impact on the Company's results of operations, financial condition or cash flows.

      During the three months ended March 31, 2004 and 2005, the Company recorded compensation expense of $2 million and $4 million, respectively, related to its LICPs. The total income tax benefit recognized related to such arrangements was less than $1 million for each of the three months ended March 31, 2004 and 2005. No compensation cost was capitalized as a part of inventory and fixed assets in either of the three month periods ended March 31, 2004 and 2005.

      Pro forma information for the three months ended March 31, 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123(R), the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                    2004
                                                                ------------
Net Income:
  As reported..............................................     $         74
  Total stock-based employee compensation determined under
    the fair value based method............................               (2)
                                                                ------------
  Pro forma................................................     $         72
                                                                ============
Basic Earnings Per Share:
  As reported..............................................     $       0.24
  Pro forma................................................     $       0.24

Diluted Earnings Per Share:
  As reported..............................................     $       0.22
  Pro forma................................................     $       0.21

      The following table summarizes the methods used to measure compensation cost for the various types of awards granted under the LICPs:

FOR AWARDS GRANTED BEFORE JANUARY 1, 2005
-----------------------------------------

AWARD TYPE                    METHOD USED TO DETERMINE COMPENSATION COST
----------                    ------------------------------------------
Performance shares            Initially measured using fair value and expected
                              achievement levels on the date of grant.
                              Compensation cost is then periodically adjusted to reflect changes in market prices and achievement through the settlement date.

Performance units             Initially measured using the award's target unit
                              value of $100 that reflects expected achievement levels on the date on grant. Compensation cost is then periodically adjusted to reflect changes in achievement through the settlement date.

Time-based restricted stock   Measured using fair value on the grant date.

Stock options                 Estimated using the Black-Scholes option valuation
                              method.

FOR AWARDS GRANTED AS OF AND AFTER JANUARY 1, 2005
--------------------------------------------------

AWARD TYPE                    METHOD USED TO DETERMINE COMPENSATION COST
----------                    ------------------------------------------

Performance shares            Measured using fair value and expected achievement
                              levels on the grant date.

Time-based restricted stock   Measured using fair value on the grant date.

      For awards granted before January 1, 2005, forfeitures of awards were measured upon their occurrence. For awards granted as of and after January 1, 2005, forfeitures are estimated on the date of grant and are adjusted as required through the remaining vesting period.

      The following tables summarizes the Company's LICP activity for the three months ended March 31, 2005:

STOCK OPTIONS
-------------

                                                                  OUTSTANDING OPTIONS
                                               -----------------------------------------------------
                                                                           REMAINING
                                                             WEIGHTED-      AVERAGE       AGGREGATE
                                                              AVERAGE     CONTRACTUAL     INTRINSIC
                                               SHARES        EXERCISE        LIFE           VALUE
                                            (THOUSANDS)        PRICE        (YEARS)       (MILLIONS)
                                            -----------     -----------   -----------     ----------
Outstanding at December 31, 2004............   16,159       $     15.42
  Canceled..................................     (154)            13.95
  Exercised.................................     (312)             6.36
                                               ------
Outstanding at March 31, 2005...............   15,693             15.62       4.8         $       25
                                               ======
Exercisable at March 31, 2005...............   13,699             16.57       4.2                 19
                                               ======

                                                            NON-VESTED OPTIONS
                                                      -----------------------------
                                                                   WEIGHTED-AVERAGE
                                                      OPTIONS         GRANT DATE
                                                    (THOUSANDS)       FAIR VALUE
                                                    -----------    ----------------
Outstanding at December 31, 2004...............        6,854          $     1.61
  Vested.......................................       (2,770)               1.40
  Canceled.....................................          (52)               1.90
                                                      ------
Outstanding at March 31, 2005..................        4,032                1.76
                                                      ======

PERFORMANCE SHARES
------------------

                                                                OUTSTANDING SHARES
                                                      ------------------------------------
                                                                 REMAINING
                                                                  AVERAGE       AGGREGATE
                                                                CONTRACTUAL     INTRINSIC
                                                     SHARES        LIFE           VALUE
                                                   (THOUSANDS)    (YEARS)       (MILLIONS)
                                                   -----------  -----------     ----------
Outstanding at December 31, 2004................       1,169
  Granted.......................................         945
  Canceled......................................        (149)
  Released to participants......................        (371)
                                                       -----
Outstanding at March 31, 2005...................       1,594        1.9           $   15
                                                       =====

                                                           NON-VESTED SHARES
                                                      --------------------------
                                                                WEIGHTED-AVERAGE
                                                     SHARES        GRANT DATE
                                                   (THOUSANDS)     FAIR VALUE
                                                   -----------  ----------------
Outstanding at December 31, 2004................         756       $    5.70
  Granted.......................................         945           12.13
  Canceled......................................         (89)          10.41
  Vested and released to participants...........         (18)           5.64
                                                       -----
Outstanding at March 31, 2005...................       1,594            9.25
                                                       =====

      The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). In addition, the aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

PERFORMANCE-BASED UNITS
-----------------------

                                                               OUTSTANDING AND NON-VESTED UNITS
                                                   -------------------------------------------------------
                                                               REMAINING
                                                                 AVERAGE     AGGREGATE
                                                               CONTRACTUAL   INTRINSIC    WEIGHTED-AVERAGE
                                                      UNITS       LIFE         VALUE         GRANT DATE
                                                   (THOUSANDS)   (YEARS)     (MILLIONS)      FAIR VALUE
                                                   ----------- -----------   ----------   ----------------
Outstanding at December 31, 2004...................     37                                $         100.00
  Canceled.........................................     (1)                                         100.00
  Vested and released to participants..............     (1)                                         100.00
                                                        --
Outstanding at March 31, 2005......................     35         1.8         $    3               100.00
                                                        ==

      The aggregate intrinsic value reflects the value of the performance units given current expectations of performance through the end of the cycle.

TIME-BASED RESTRICTED STOCK
---------------------------

                                                              OUTSTANDING AND NON-VESTED SHARES
                                                   ------------------------------------------------------
                                                                REMAINING
                                                                 AVERAGE    AGGREGATE
                                                               CONTRACTUAL  INTRINSIC    WEIGHTED-AVERAGE
                                                      SHARES      LIFE         VALUE        GRANT DATE
                                                   (THOUSANDS)   (YEARS)    (MILLIONS)      FAIR VALUE
                                                   ----------- -----------  ----------   ----------------
Outstanding at December 31, 2004..................     769                               $           7.49
  Granted.........................................     277                                          12.13
  Canceled........................................     (40)                                          9.96
  Vested and released to participants.............     (20)                                          6.62
                                                       ---
Outstanding at March 31, 2005.....................     986         1.7      $       12               8.71
                                                       ===

      The weighted-average grant-date fair values of awards granted were as follows for the three months ended March 31, 2004 and 2005, respectively:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2004               2005
                                                      ---------           --------
Weighted-average fair value of options granted.....   $    1.86           $      -
Weighted-average fair value of performance
 units granted.....................................      100.00                  -
Weighted-average fair value of performance
 shares granted....................................           -              12.13
Weighted-average fair value of time-based
 restricted stock granted..........................       10.90              12.13

      The total intrinsic value of awards received by participants were as follows for the three months ended March 31, 2004 and 2005, respectively:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2004               2005
                                                      ---------           --------
                                                              (IN MILLIONS)
Options exercised...................................  $       1           $      2
Performance shares..................................          7                  5

      As of March 31, 2005, there was $20 million of total unrecognized compensation cost related to non-vested LICP arrangements. That cost is expected to be recognized over a weighted-average period of 2 years.

      Cash received resulting from LICPs was $2 million for each of the three months ended March 31, 2004 and 2005. The actual tax benefit realized for tax deductions related to LICPs totaled $3 million for each of the three months ended March 31, 2004 and 2005.

      The Company has a policy of issuing new shares in order to satisfy share-based payments related to LICPs.

      For further information, please read Note 9 to the CenterPoint Energy Form 10-K.

(b) Employee Benefit Plans.

      The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                   THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------
                                                2004                          2005
                                     --------------------------    --------------------------
                                     PENSION     POSTRETIREMENT    PENSION     POSTRETIREMENT
                                     BENEFITS       BENEFITS       BENEFITS       BENEFITS
                                     --------    --------------    --------    --------------
                                                          (IN MILLIONS)
Service cost......................   $     10       $       1      $      9       $       1
Interest cost.....................         26               8            23               7
Expected return on plan assets....        (26)             (3)          (34)             (3)
Net amortization..................          9               3            10               2
Other.............................          -               2             -               -
                                     --------       ---------      --------       ---------
Net periodic cost.................   $     19       $      11      $      8       $       7
                                     ========       =========      ========       =========

      Included in the net periodic cost for the three months ended March 31, 2004 is $4 million of expense related to Texas Genco's participants, which is reflected in discontinued operations in the Statements of Consolidated Income.

      On January 21, 2005, the Department of Health and Human Services' Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act (MNA) that will go into effect January 1, 2006. Under the final regulations, it has been determined that a greater portion of benefits offered under the Company's plans meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has remeasured its obligations and costs to take into account the new regulations.

      Contributions to the pension plan are not required in 2005; however, the Company expects to make a contribution. The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $29 million to its postretirement benefits plan in 2005. As of March 31, 2005, $9 million of contributions have been made.

      In addition to the Company's non-contributory pension plan, the Company maintains a non-qualified benefit restoration plan. The net periodic cost associated with this plan for the three months ended March 31, 2004 and 2005 was $1 million and $2 million, respectively.

(3) DISCONTINUED OPERATIONS AND QUASI-REORGANIZATION

      Texas Genco. In July 2004, the Company announced its agreement to sell its majority owned subsidiary, Texas Genco, to Texas Genco LLC. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to the Company. Following that sale, Texas Genco's principal remaining asset was its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to the Company of $700 million, was completed on April 13, 2005, following receipt of approval from the Nuclear Regulatory Commission.

      The Company recorded after-tax income of $45 million in the first quarter of 2004 related to the operations of Texas Genco. Texas Genco recorded after-tax income of $13.6 million in the first quarter of 2005. The Company recorded a loss of $13.2 million to offset these earnings in the first quarter of 2005. General corporate overhead of $0.4 million previously allocated to Texas Genco from the Company, which will not be eliminated by the sale of Texas Genco, was excluded from income from discontinued operations in the first quarter of 2005 and is reflected as general corporate overhead of the Company in income from continuing operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

      Revenues related to Texas Genco included in discontinued operations for the three months ended March 31, 2004 and 2005 were $439 million and $57 million, respectively. Income from these discontinued operations for the three months ended March 31, 2004 and 2005 is reported net of income tax expense of $30 million and $6 million, respectively.

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

      The plan adopted by the Company, as amended by the Board on February 23, 2005, required: (1) a report to be presented to and reviewed by the Company's Board of Directors on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on the Company's financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by the Company's Board of Directors on or before May 10, 2005 that the accounting reorganization is inconsistent with the Company's regulatory obligations.

      On April 27, 2005, the Board of Directors of the Company concluded that it will not implement the accounting reorganization it had expected to implement as of January 1, 2005. The accounting reorganization would have extinguished the Company's current retained earnings deficit in order to facilitate the payment of dividends under constraints imposed by the 1935 Act. After receiving management's report on the accounting effects of the proposed reorganization, the Board of Directors concluded that the action, if taken, would have negatively impacted the Company's common equity and would have adversely affected its schedule for achieving the 30 percent common equity level generally expected to be maintained by registered holding companies. The Manager of CenterPoint Houston also determined that an accounting reorganization should not be implemented.

(4) NEW ACCOUNTING PRONOUNCEMENTS

      In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

(5) REGULATORY MATTERS

      (a) RECOVERY OF TRUE-UP BALANCE

      During 2004, the Public Utility Commission of Texas (Texas Utility Commission) issued its final determination of the stranded costs and other amounts CenterPoint Houston will be entitled to recover from customers under the Texas electric restructuring law (True-Up Order). In that True-Up Order, the Texas Utility Commission authorized recovery of approximately $2.3 billion, including interest through August 31, 2004, and provided for adjustment of the amount to be recovered to reflect interest on the balance until recovery, the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004, and certain other matters. CenterPoint Houston had filed for recovery of $3.7 billion, not including interest. Both CenterPoint Houston and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. A hearing on the True-Up Order appeal is scheduled for August 2005. In view of the Texas Utility Commission's ruling that EMCs must continue, even after the determination of stranded costs, CenterPoint Houston also filed with the Supreme Court of Texas a petition for a writ of mandamus, seeking a ruling that the EMCs should terminate and that CenterPoint Houston should be allowed to recover fully the EMCs previously issued. The Supreme Court has discretion to grant or reject the petition, and it has requested the parties to file briefs on issues raised in the petition, but it is still unknown whether the court will grant the relief requested or when it might complete its consideration of the petition.

      As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to Beat, EMCs were terminated as of April 29, 2005. Nevertheless, CenterPoint Houston will continue to pursue its writ of mandamus to recover the portion of EMCs CenterPoint Houston is not permitted to recover under the True-Up Order.

      CenterPoint Houston expects to recover the amounts authorized in the True-Up Order either through proceeds from the issuance of transition bonds under the Texas electric restructuring law or through the imposition of a non-bypassable charge called a Competition Transition Charge (CTC). On March 16, 2005, the Texas Utility Commission issued its written financing order to CenterPoint Houston. The financing order authorized the issuance of transition bonds under the terms of the Texas electric restructuring law in the amount of approximately $1.8 billion so that CenterPoint Houston could begin to recover its stranded costs and certain other amounts authorized under the Texas electric restructuring law.

      Several parties have filed appeals of the financing order with the district court in Travis County, Texas. Those appeals include, among other claims, assertions that transition bonds cannot be issued until after pending appeals of the True-Up Order are finally resolved, that the amount of transition bonds authorized was excessive based on the parties' views of the stranded costs that the Texas Utility Commission should have authorized CenterPoint Houston to recover, and that the Texas Utility Commission was in error in ordering that the effects of certain accumulated deferred federal income taxes be reflected in a reduction in the proposed CTC instead of as a reduction of the amount of transition bonds.

      The Texas electric restructuring law provides for expedited appeals from a financing order. Appeals were required to be filed with the district court in Travis County, Texas, within 15 days of the issuance of a financing order by the Texas Utility Commission, and any further appeals from a decision of the district court must be made directly to the Texas Supreme Court, bypassing review by the court of appeals. The Texas electric restructuring law also limits appeals to whether the financing order conforms to the Texas Constitution and law and is within the authority of the Texas Utility Commission. The Texas Supreme Court has previously held that securitization is constitutional. Expedited securitization appeals are based on the Texas Utility Commission record and appellate briefs.

      While it is not possible to predict with certainty the outcome of these appeals of the financing order or the timing of their ultimate resolution, CenterPoint Houston intends to vigorously oppose them and to seek expedited consideration of them as directed by the statute. CenterPoint Houston intends to argue that the financing order should be affirmed because plaintiffs' contentions do not satisfy the statutory requirements for an appeal, and the financing order is within the authority of the Texas Utility Commission.

      CenterPoint Houston will not be able to issue transition bonds while the appeals of the financing order are pending. Prior to the appeals, it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order. A hearing on the appeals is scheduled for August 2005.

      In January 2005, CenterPoint Houston filed an application with the Texas Utility Commission for a CTC under which it would recover its adjusted true-up balance that has not been securitized. Hearings were conducted in early April 2005 on that application, with an order expected from the Texas Utility Commission in late May 2005.

      The Company recorded as a regulatory asset a return of $62 million on the true-up balance for the first quarter of 2005 as allowed by the True-Up Order. The Company, under the True-Up Order, will continue to accrue a return until the true-up balance is recovered by the Company. The rate of return is based on CenterPoint Houston's cost of capital, established in the Texas Utility Commission's final order issued in October 2001, which is derived from CenterPoint Houston's cost to finance assets (debt return) and an allowance for earnings on shareholders' investment (equity return). Consequently, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the rate of return has been bifurcated into a debt return component and an equity return component. The debt return of $34 million is included in other income in the Company's Statements of Consolidated Income. The debt return will continue to be recognized as earned going forward. The equity return of $28 million has been deferred and will be recognized in income as it is collected through rates in the future. As of March 31, 2005, the Company has recognized a regulatory asset of $260 million related to the debt return on its true-up balance and has deferred an equity return of $176 million.

      (b) FINAL FUEL RECONCILIATION

      The results of the Texas Utility Commission's final decision related to CenterPoint Houston's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. A hearing on this issue was held before a district court in Travis County on April 22, 2005.

      (c) RATE CASES

      In April 2005, the Railroad Commission of Texas (Railroad Commission) approved a settlement that increased Southern Gas Operations' base rate and service charge revenues by a combined $2 million in its East Texas and South Texas Divisions.

      (d) CITY OF TYLER, TEXAS DISPUTE

      In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute has been referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter. On April 15, 2005, the Railroad Commission hearing examiners issued a preliminary finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. The Railroad Commission is expected to issue a final ruling in May 2005. In a parallel action now in the Court of Appeals in Austin, Southern Gas Operations is challenging the scope of the Railroad Commission's inquiry which goes beyond the issue of whether Southern Gas Operations had properly followed its tariffs to include a review of Southern Gas Operations' historical gas purchases. The Company believes such a review is not permitted by law and is beyond what the parties requested in the joint petition that initiated the proceeding at the Railroad Commission. The Company believes that all costs for Southern Gas Operations' Tyler distribution system have been properly included and recovered from customers pursuant to Southern Gas Operations' filed tariffs.

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

      Cash Flow Hedges. During the three months ended March 31, 2004 and 2005, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Statements of Consolidated Operations under the caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2005, the Company expects $14 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Other Derivative Financial Instruments. The Company also has natural gas contracts that are derivatives which are not hedged. Load following services that the Company offers its natural gas customers create an inherent tendency for the Company to be either long or short natural gas supplies relative to customer purchase commitments. The Company measures and values all of its volumetric imbalances on a real-time basis to minimize its exposure to commodity price and volume risk. The aggregate Value at Risk (VaR) associated with these operations is calculated daily and averaged $0.3 million with a high of $1 million during the first quarter of 2005. The Company does not engage in proprietary or speculative commodity trading. Unhedged positions are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in operating income, net. During the three months ended March 31, 2004 and 2005, the Company recognized net gains (losses) related to unhedged positions amounting to $(1) million and $6 million, respectively. As of December 31, 2004, the Company had recorded short-term risk management assets and liabilities of $4 million and $5 million, respectively, included in other current assets and other current liabilities, respectively. As of March 31, 2005, the Company had recorded short-term risk management assets and liabilities of $4 million and $3 million, respectively, included in other current assets and other current liabilities, respectively.

      Interest Rate Swaps. During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive income and is being amortized into interest expense over the life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive income for the three months ended March 31, 2004 and 2005, was $6 million and $8 million, respectively.

      Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 and $255 million of convertible senior notes, issued December 17, 2003, contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest components was not material at issuance or at March 31, 2005.

(7) GOODWILL AND INTANGIBLES

      Goodwill as of December 31, 2004 and March 31, 2005 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                           DECEMBER 31, 2004                MARCH 31, 2005
                                                       ---------------------------     ------------------------
                                                        CARRYING      ACCUMULATED      CARRYING    ACCUMULATED
                                                         AMOUNT       AMORTIZATION      AMOUNT     AMORTIZATION
                                                       -----------    ------------     --------    ------------
                                                                             (IN MILLIONS)
Land use rights....................................    $        55     $      (12)     $     55    $       (13)
Other..............................................             21             (6)           21             (6)
                                                       -----------     ----------      --------    -----------
    Total..........................................    $        76     $      (18)     $     76    $       (19)
                                                       ===========     ==========      ========    ===========


      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of March 31, 2005. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for both the three months ended March 31, 2004 and 2005 was $1 million. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows (in millions):

2005........................................     $     2
2006........................................           2
2007........................................           3
2008........................................           3
2009........................................           3
2010........................................           2
                                                 -------
  Total.....................................     $    15
                                                 =======

(8) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ---------------------------
                                                                                          2004            2005
                                                                                       -----------     -----------
                                                                                             (IN MILLIONS)
Net income ........................................................................    $        74     $        67
                                                                                       -----------     -----------
Other comprehensive income:
  Net deferred gain from cash flow hedges..........................................              8               9
  Reclassification of deferred loss from cash flow hedges realized in net income...              1               6
                                                                                       -----------     -----------
Other comprehensive income.........................................................              9              15
                                                                                       -----------     -----------
Comprehensive income ..............................................................    $        83     $        82
                                                                                       ===========     ===========

      The following table summarizes the components of accumulated other comprehensive loss:

                                                                                       DECEMBER 31,     MARCH 31,
                                                                                           2004            2005
                                                                                       -----------     -----------
                                                                                               (IN MILLIONS)
Minimum pension liability adjustment...............................................     $        (6)   $        (6)
Net deferred loss from cash flow hedges............................................             (52)           (37)
Other comprehensive loss from discontinued operations..............................              (3)            (3)
                                                                                        -----------    -----------
Total accumulated other comprehensive loss ........................................     $       (61)   $       (46)
                                                                                        ============   ===========

(9)  CAPITAL STOCK

      CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2004, 308,045,381 shares of CenterPoint Energy common stock were issued and 308,045,215 shares of CenterPoint Energy common stock were outstanding. At March 31, 2005, 309,003,894 shares of CenterPoint Energy common stock were issued and 309,003,728 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2004 and March 31, 2005. CenterPoint Energy declared a dividend of $0.10 per share in the first quarter of 2004.

      On January 26, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might limit the Company's ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, the Company may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC. As a result of the seasonal nature of the Company's utility businesses, the second quarter historically provides the smallest contribution to the Company's annual earnings, while the first quarter is generally the strongest quarter for the Company's gas distribution business. If the Company's earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

(10) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-term Debt.

      As of March 31, 2005, CERC Corp. had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 137.5 basis points, including the facility fee, based on current credit ratings and the applicable pricing grid. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 33% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of March 31, 2005, such credit facility was not utilized.

      In March 2005, the Company replaced its $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of March 31, 2005, borrowings of $656 million were outstanding under the revolving credit facility.

      In March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of March 31, 2005, borrowings of $55 million were outstanding under the revolving credit facility.

      CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston must be used to repay borrowings under the facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      Convertible Debt. In March 2005, the Company filed a registration statement relating to an offer to exchange its $575 million aggregate principal amount of 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement has not yet been declared effective by the SEC. The Company expects to conduct the exchange offer in response to the guidance set forth in Emerging Issues Task Force (EITF) Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" (EITF 04-8). Under that guidance, because settlement of the principal portion of new notes will be made in cash rather than stock, exchanging new notes for old notes will allow the Company to exclude the portion of the conversion value of the new notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. See Note 12 for the impact on diluted earnings per share related to these securities.

      Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, a Delaware statutory business trust created by CenterPoint Energy (HL&P Capital Trust II) issued to the public $100 million aggregate amount of capital securities. The trust used the proceeds of the offering to purchase junior subordinated debentures issued by CenterPoint Energy having an interest rate and maturity date that correspond to the distribution rate and the mandatory redemption date of the capital securities. The amount of outstanding junior subordinated debentures discussed above was included in long-term debt as of December 31, 2004 and March 31, 2005.

      The junior subordinated debentures are the trust's sole assets and their entire operations. CenterPoint Energy considers its obligations under the Amended and Restated Declaration of Trust, Indenture, Guaranty Agreement and, where applicable, Agreement as to Expenses and Liabilities, relating to the capital securities, taken together, to constitute a full and unconditional guarantee by CenterPoint Energy of the trust's obligations with respect to the capital securities.

      The capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of March 31, 2005, no interest payments on the junior subordinated debentures had been deferred.

      The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of the capital securities of the trust described above and the identity and similar terms of the related series of junior subordinated debentures are as follows:

                                 AGGREGATE LIQUIDATION
                                     AMOUNTS AS OF          DISTRIBUTION   MANDATORY
                             -----------------------------     RATE/      REDEMPTION
                              DECEMBER 31,      MARCH 31,    INTEREST        DATE/
TRUST                             2004            2005         RATE      MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
-----                        -------------   -------------  ---------   ---------------  ------------------------------
                                     (IN MILLIONS)
HL&P Capital Trust II.....       $  100        $ 100        8.257%       February 2037   8.257% Junior Subordinated
                                                                                         Deferrable Interest
                                                                                         Debentures Series B

      In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. The amount of outstanding junior subordinated debentures discussed above was included in long-term debt as of December 31, 2004 and March 31, 2005.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of both December 31, 2004 and March 31, 2005, the liquidation amount of convertible preferred securities outstanding was $0.3 million. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of March 31, 2005, no interest payments on the convertible junior subordinated debentures had been deferred.

(b) Receivables Facility.

      In January 2005, CERC's $250 million receivables facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million to provide additional liquidity to CERC during the peak heating season of 2005, in view of recent levels of, and volatility in, gas prices. As of March 31, 2005, CERC had $181 million of advances under its receivables facility.

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

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, several of the electricity complaints have been dismissed by the trial court and are on appeal, and several of the dismissals have been affirmed by appellate courts. Others remain in the early procedural stages. One of the gas complaints has also been dismissed, but the time for appeal of that decision has not yet passed. The other gas cases remain in the early procedural stages. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and, in some cases, former corporate officers or employees of some of those companies have been named as defendants in these suits.

      The Company or its predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2004 and are pending in California state courts in Alameda County, Los Angeles County, San Francisco County, San Mateo County and San Diego County, in Nevada state court in Clark County, in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Houston and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed the Company's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption. On April 18, 2005, the Supreme Court of the United States denied the Attorney General's petition for certiorari in one of these cases. No petition for certiorari was filed in the other case, and both of these cases are now finally resolved in favor of the defendants.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004, the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants have appealed the court's order certifying the class and have asked the trial court to reconsider its ruling certifying the class. The case is currently scheduled for trial in early 2006.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by the Company. Two of the lawsuits have been dismissed without prejudice. The Company and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by the Company, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by the Company when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution.

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

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the remaining 45 cities remain pending in the same court.

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

      In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. CERC and its subsidiaries believe that there has been no systematic mismeasurement of gas and that the suits are without merit. CERC does not expect the ultimate outcome to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission
(LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CERC, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In November 2004, the Miller County case was removed to federal district court in Texarkana, Arkansas. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company and CERC do not expect the outcome of these matters to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

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

      Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The Company does not expect the ultimate cost associated with resolving this matter to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

      Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC's Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

      At March 31, 2005, CERC had accrued $18 million for remediation of certain Minnesota sites. At March 31, 2005, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of March 31, 2005, CERC has collected or accrued $13 million from insurance companies and ratepayers to be used for future environmental remediation.

      In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in two lawsuits under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of one of the lawsuits. In March 2005, the court considering the other suit for contribution granted CERC's motion to dismiss on the grounds that CERC was not an "operator" of the site as had been alleged. The plaintiff in that case has filed an appeal of the court's dismissal of CERC. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of those sites under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting those suits and its designation as a PRP.

      Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by the Company at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company does not expect the costs of any remediation of these sites to be material to the Company's financial condition, results of operations or cash flows.

      Asbestos. A number of facilities owned by the Company contain significant amounts of asbestos insulation and other asbestos-containing materials. The Company or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by the Company, but most existing claims relate to facilities previously owned by the Company but currently owned by Texas Genco LLC. The Company anticipates that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between the Company and Texas Genco, ultimate financial responsibility for uninsured losses relating to these claims has been assumed by Texas Genco, but under the terms of its agreement to sell Texas Genco to Texas Genco LLC, the Company has agreed to continue to defend such claims to the extent they are covered by insurance maintained by the Company, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, the Company intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Company does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(c) Other Proceedings.

      In 2005, CERC received a communication from the Minnesota Office of Pipeline Safety indicating that the agency had ordered a predecessor company to remove certain components from a portion of its distribution system prior to the date CERC acquired it. Those components are not in compliance with current state and federal codes, and it is possible that some of those components remain in CERC's system. CERC has not completed its analysis of the cost to locate and replace such components; however, the Company does not expect the disposition of this matter to have a material adverse effect on the financial condition, results of operations or cash flows of either the Company or CERC.

      The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management does not expect the disposition of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(d) Tax Contingencies.

      As discussed in Note 10 to the CenterPoint Energy Form 10-K, in the 1997 through 2000 audit, the Internal Revenue Service (IRS) disallowed all deductions for original issue discount (OID) relating to the Company's 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with the Company's long position in Time Warner common stock (TW Common), constitute a straddle under Section 1092 and 246 of the Internal Revenue Code of 1986, as amended and
(2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

      The Company's ability to realize the tax benefit of future capital losses, if any, from the sale of the 21.6 million shares of TW Common currently held will depend on the timing of those sales, the value of TW Common stock when sold, and the extent of any other capital gains and losses.

      Although the Company is protesting the contention of the IRS, at December 31, 2004, the Company had established a tax reserve for this issue of $79 million, which was increased to $90 million at March 31, 2005. The Company has also reserved for other significant tax items including issues relating to acquisitions, capital cost recovery and certain positions taken with respect to state tax filings. The total amount reserved for the other items is approximately $31 million.

(e) Nuclear Decommissioning Trusts.

      CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2005. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the NRC relating to Texas Genco's nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and the Texas Utility Commission's final order, CenterPoint Houston and Texas Genco are presently jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. Texas Genco and CenterPoint Houston have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. As administrators of the decommissioning funds, CenterPoint Houston and Texas Genco are jointly responsible for assuring that the funds are prudently invested in a manner consistent with the rules of the Texas Utility Commission. CenterPoint Houston and Texas Genco expect to file a request with the Texas Utility Commission in 2005 to name Texas Genco as the sole fund administrator. The securities held by the trusts for decommissioning costs had an estimated fair value of $217 million as of March 31, 2005. In May 2004, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of CenterPoint Houston or its successor.

(12) EARNINGS PER SHARE

      The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                        2004          2005
                                                                     ------------  ------------
                                                                     (IN MILLIONS, EXCEPT SHARE
                                                                       AND PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations ...............................  $         29  $         67
  Discontinued operations, net of tax .............................            45            --
                                                                     ------------  ------------
  Net income ......................................................  $         74  $         67
                                                                     ============  ============

Weighted average shares outstanding ...............................   306,012,000   308,470,000
                                                                     ============  ============
Basic EPS:
  Income from continuing operations ...............................  $       0.09  $       0.22
  Discontinued operations, net of tax .............................          0.15            --
                                                                     ------------  ------------
  Net income ......................................................  $       0.24  $       0.22
                                                                     ============  ============

Diluted EPS Calculation:
  Net income ......................................................  $         74  $         67
  Plus: Income impact of assumed conversions:
    Interest on 3 3/4% convertible senior notes....................             4             4
    Interest on 6 1/4% convertible trust preferred securities .....            --            --
                                                                     ------------  ------------
  Total earnings effect assuming dilution .........................  $         78  $         71
                                                                     ============  ============

Weighted average shares outstanding ...............................   306,012,000   308,470,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options .................................................     1,261,000     1,293,000
    Restricted stock ..............................................       861,000     1,189,000
    3 3/4% convertible senior notes ...............................    49,655,000    49,655,000
    6 1/4% convertible trust preferred securities .................        17,000        16,000
                                                                     ------------  ------------
  Weighted average shares assuming dilution .......................   357,806,000   360,623,000
                                                                     ============  ============

Diluted EPS:
  Income from continuing operations ...............................  $       0.09  $       0.20
  Discontinued operations, net of tax .............................          0.13            --
                                                                     ------------  ------------
  Net income ......................................................  $       0.22  $       0.20
                                                                     ============  ============

-----------------
(1) For the three months ended March 31, 2004 and 2005, the computation of diluted EPS excludes options to purchase 12,051,118 and 9,851,111 shares of common stock, respectively, that have exercise prices (ranging from $10.92 to $32.26 per share and $14.01 to $32.26 per share for the first quarter of 2004 and 2005, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      The Company's $575 million contingently convertible notes are included in the calculation of diluted earnings per share pursuant to EITF 04-8. The Company's $255 million contingently convertible notes are not included in the calculation of diluted earnings per share because the terms of this debt instrument were modified prior to December 31, 2004 to provide for only cash settlement of the principal amount upon conversion as required by EITF 04-8. Diluted earnings per share for the three months ended March 31, 2004 have been restated for the adoption of EITF 04-8 effective December 31, 2004. The impact on the Company's diluted EPS for each of the three months ended March 31, 2004 and 2005 was a decrease of $0.02 per share.

(13) REPORTABLE BUSINESS SEGMENTS

      The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company's Electric Generation business segment is presented as discontinued operations within these Interim Financial Statements.

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

      Financial data for the Company's reportable business segments are as follows:


                                              FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                            -------------------------------------------     TOTAL ASSETS
                                            REVENUES FROM      NET                             AS OF
                                               EXTERNAL    INTERSEGMENT     OPERATING       DECEMBER 31,
                                              CUSTOMERS      REVENUES     INCOME (LOSS)        2004
                                            -------------  ------------   -------------    --------------
                                                                   (IN MILLIONS)
Electric Transmission & Distribution......  $      330(1)  $         --     $     85       $    8,783
Natural Gas Distribution .................       2,130(2)             1          117            4,798
Pipelines and Gathering ..................          66(3)            36           45            2,637
Other Operations .........................           2                1           (7)           2,794
Discontinued Operations ..................          --               --           --            1,565
Eliminations .............................          --              (38)          --           (2,415)
                                            ----------     ------------     --------       ----------
Consolidated .............................  $    2,528     $         --     $    240       $   18,162
                                            ==========     ============     ========       ==========


                                              FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                            -------------------------------------------     TOTAL ASSETS
                                            REVENUES FROM      NET                             AS OF
                                               EXTERNAL    INTERSEGMENT     OPERATING        MARCH 31,
                                              CUSTOMERS      REVENUES     INCOME (LOSS)        2005
                                            -------------  ------------   -------------     ------------
                                                                   (IN MILLIONS)
Electric Transmission & Distribution......  $      345(1)  $         --     $     80        $  8,774
Natural Gas Distribution .................       2,328                2          139           4,889
Pipelines and Gathering ..................          84               37           64           2,692
Other Operations .........................           5                2           (7)          2,327
Discontinued Operations ..................          --               --           --           1,167
Eliminations .............................          --              (41)          --          (2,294)
                                            ----------     ------------     --------        --------
Consolidated .............................  $    2,762     $         --     $    276        $ 17,555
                                            ==========     ============     ========        ========

-------------
(1) Sales to subsidiaries of RRI for the three months ended March 31, 2004 and 2005 represented approximately $199 million and $183 million, respectively, of CenterPoint Houston's transmission and distribution revenues from external customers.

(2) Sales to Texas Genco for the three months ended March 31, 2004 of $6 million have been reclassified from intersegment revenues to revenues from external customers due to the sale of Texas Genco.

(3) Sales to Texas Genco for the three months ended March 31, 2004 of $1 million have been reclassified from intersegment revenues to revenues from external customers due to the sale of Texas Genco.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                EXECUTIVE SUMMARY

RECENT EVENTS

RECOVERY OF TRUE-UP BALANCE

      During 2004, the Public Utility Commission of Texas (Texas Utility Commission) issued its final determination (True-Up Order) of the stranded costs and other amounts CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) will be entitled to recover from customers under the Texas Electric Choice Plan (Texas electric restructuring law). In that True-Up Order, the Texas Utility Commission authorized recovery of approximately $2.3 billion, including interest through August 31, 2004, and provided for adjustment of the amount to be recovered to reflect interest on the balance until recovery, the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004, and certain other matters. CenterPoint Houston had filed for recovery of $3.7 billion, not including interest. Both CenterPoint Houston and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. A hearing on the True-Up Order appeal is scheduled for August 2005. In view of the Texas Utility Commission's ruling that EMCs must continue, even after the determination of stranded costs, CenterPoint Houston also filed with the Supreme Court of Texas a petition for a writ of mandamus, seeking a ruling that the EMCs should terminate and that CenterPoint Houston should be allowed to recover fully the EMCs previously issued. The Supreme Court has discretion to grant or reject the petition, and it has requested the parties to file briefs on issues raised in the petition, but it is still unknown whether the court will grant the relief requested or when it might complete its consideration of the petition.

      As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to Beat, EMCs were terminated as of April 29, 2005. Nevertheless, CenterPoint Houston will continue to pursue its writ of mandamus to recover the portion of EMCs it is not permitted to recover under the True-Up Order.

      CenterPoint Houston expects to recover the amounts authorized in the True-Up Order either through proceeds from the issuance of transition bonds under the Texas electric restructuring law or through the imposition of a non-bypassable charge called a Competition Transition Charge (CTC). On March 16, 2005, the Texas Utility Commission issued its written financing order to CenterPoint Houston. The financing order authorized the issuance of transition bonds under the terms of the Texas electric restructuring law in the amount of approximately $1.8 billion so that CenterPoint Houston could begin to recover its stranded costs and certain other amounts authorized under the Texas electric restructuring law.

      Several parties have filed appeals of the financing order with the district court in Travis County, Texas. Those appeals include, among other claims, assertions that transition bonds cannot be issued until after pending appeals of the True-Up Order are finally resolved, that the amount of transition bonds authorized was excessive based on the parties' views of the stranded costs that the Texas Utility Commission should have authorized CenterPoint Houston to recover, and that the Texas Utility Commission was in error in ordering that the effects of certain accumulated deferred federal income taxes be reflected in a reduction in the proposed CTC instead of as a reduction of the amount of transition bonds.

      The Texas electric restructuring law provides for expedited appeals from a financing order. Appeals were required to be filed with the district court in Travis County, Texas, within 15 days of the issuance of a financing order by the Texas Utility Commission, and any further appeals from a decision of the district court must be made directly to the Texas Supreme Court, bypassing review by the court of appeals. The Texas electric restructuring law also limits appeals to whether the financing order conforms to the Texas Constitution and law and is within the authority of the Texas Utility Commission. The Texas Supreme Court has previously held that securitization is constitutional. Expedited securitization appeals are based on the Texas Utility Commission record and appellate briefs.

      While it is not possible to predict with certainty the outcome of these appeals of the financing order or the timing of their ultimate resolution, CenterPoint Houston intends to vigorously oppose them and to seek expedited consideration of them as directed by the statute. CenterPoint Houston intends to argue that the financing order should be affirmed because plaintiffs' contentions do not satisfy the statutory requirements for an appeal, and the financing order is within the authority of the Texas Utility Commission.

      CenterPoint Houston will not be able to issue transition bonds while the appeals of the financing order are pending. Prior to the appeals, it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order. A hearing on the appeals is scheduled for August 2005.

      In January 2005, CenterPoint Houston filed an application with the Texas Utility Commission for a CTC under which it would recover its adjusted true-up balance that has not been securitized. Hearings were conducted in early April 2005 on that application, with an order expected from the Texas Utility Commission in late May 2005.

      CenterPoint Houston is entitled to accrue a return on the true-up balance until it is fully recovered.

      CenterPoint Houston may rely on its existing $1.31 billion senior secured backstop credit facility to refinance its $1.31 billion term loan when it matures in November 2005. That credit facility was obtained specifically to address such a situation and will effectively provide a two-year term loan at significantly lower interest rates to refinance the existing loan on maturity.

COMPLETION OF SALE OF TEXAS GENCO

      On April 13, 2005, we completed the sale of our nuclear generation assets, consisting of a 30.8% undivided interest in the South Texas Project Electric Generating Station, to Texas Genco LLC (formerly known as GC Power Acquisition
LLC) for $700 million in cash. The sale was effected through the merger of our wholly owned subsidiary, Texas Genco Holdings, Inc. (Texas Genco), with a wholly owned subsidiary of Texas Genco LLC. As a result of the merger, Texas Genco became a wholly owned subsidiary of Texas Genco LLC and we received $700 million in cash. We used the proceeds primarily to repay outstanding indebtedness. The merger was the second and final step of the transaction announced in July 2004 in which Texas Genco LLC agreed to acquire Texas Genco. In the first step of the transaction, involving the sale of Texas Genco's fossil generation assets (coal, lignite and gas-fired plants), we received $2.231 billion in December 2004, which was used primarily to pay down debt. In 2004, we recorded a loss of $214 million related to the sale of Texas Genco and recorded additional losses to offset subsequent earnings of Texas Genco. We have continued to record additional losses in 2005 until the closing of the final step of the sale transaction to offset Texas Genco's 2005 earnings.

DEBT FINANCING TRANSACTIONS

      In March 2005, we replaced our $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at the London interbank offered rate (LIBOR) plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      In March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston must be used to repay borrowings under the facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      In March 2005, we filed a registration statement relating to an offer to exchange our $575 million aggregate principal amount of 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement has not yet been declared effective by the SEC. We expect to conduct the exchange offer in response to the guidance set forth in Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under that guidance, because the terms of the new notes provide for settlement of the principal amount on conversion in cash rather than our common stock, exchanging new notes for old notes will allow us to exclude the portion of the conversion value of the new notes attributable to their principal amount from our computation of diluted earnings per share from continuing operations.

1ST QUARTER 2005 HIGHLIGHTS

      Our operating performance for the first quarter of 2005 compared to the first quarter of 2004 was affected by:

      - increased operating income of $22 million in our Natural Gas Distribution business segment primarily due to rate increases, higher contributions from our competitive natural gas sales business and the absence of $8 million in severance costs incurred in 2004 associated with staff reductions;

      - increased operating income of $19 million in our Pipelines and Gathering business segment primarily from increased demand for certain transportation and ancillary services related to natural gas price volatility as well as increased throughput and demand for services related to our core gas gathering operations;

      - continued customer growth, with the addition of 86,000 metered electric and gas customers;

      - an increase in other income of $34 million for the first quarter of 2005 related to the return on our true-up balance; and

      -     a decrease in interest expense of $21 million.

                       CONSOLIDATED RESULTS OF OPERATIONS

      All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                   2004                2005
                                                                  -------             -------
Revenues .......................................................  $ 2,528             $ 2,762
Expenses .......................................................    2,288               2,486
                                                                  -------             -------
Operating Income ...............................................      240                 276
Interest and Other Finance Charges .............................     (193)               (182)
Other Income, net ..............................................        4                  36
                                                                  -------             -------
Income From Continuing Operations Before Income Taxes...........       51                 130
Income Tax Expense .............................................      (22)                (63)
                                                                  -------             -------
Income From Continuing Operations ..............................       29                  67
Discontinued Operations, net of tax ............................       45                  --
                                                                  -------             -------
Net Income .....................................................  $    74             $    67
                                                                  =======             =======

BASIC EARNINGS PER SHARE:
  Income From Continuing Operations ............................  $  0.09             $  0.22
  Discontinued Operations, net of tax ..........................     0.15                  --
                                                                  -------             -------
  Net Income ...................................................  $  0.24             $  0.22
                                                                  =======             =======

DILUTED EARNINGS PER SHARE:
  Income From Continuing Operations ............................  $  0.09             $  0.20
  Discontinued Operations, net of tax ..........................     0.13                  --
                                                                  -------             -------
  Net Income ...................................................  $  0.22             $  0.20
                                                                  =======             =======

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      Income from Continuing Operations. We reported income from continuing operations of $67 million ($0.20 per diluted share) for the three months ended March 31, 2005 as compared to $29 million ($0.09 per diluted share) for the same period in 2004. The increase in income from continuing operations of $38 million was primarily due to increased operating income of $22 million in our Natural Gas Distribution business segment primarily due to rate increases and higher contributions from our competitive natural gas sales business, increased operating income of $19 million in our Pipelines and Gathering business segment primarily from increased demand for certain transportation and ancillary services related to natural gas price volatility as well as increased throughput and demand for services related to our core gas gathering operations, $34 million of other income related to a return on the true-up balance of our Electric Transmission & Distribution business segment as a result of the True-Up Order, and a $10 million decrease in interest expense due to lower borrowing costs, partially offset by lower operating income in our Electric Transmission & Distribution business segment and increased income tax expense as discussed below.

      Income Tax Expense. During the three months ended March 31, 2005 and 2004, our effective tax rates were 48.6% and 43.7%, respectively. The most significant item affecting our effective tax rate in the first quarter of 2005 is an addition to the tax reserve of approximately $11 million relating to the contention of the Internal Revenue Service that the current deductions for original issue discount (OID) on our 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) be capitalized, potentially converting what would be ordinary deductions into capital losses at the time the ZENS are settled. Assuming no change in the price of Time Warner common stock, the addition to the tax reserve for this item in the second quarter will approximate $12 million. Quarterly adjustments of this magnitude are expected for the foreseeable future. The most significant items affecting our effective tax rate in the first quarter of 2004 were state income taxes, which increased the effective rate, and the amortization of deferred investment tax credits, which reduced the effective rate. These items had a larger impact on the effective tax rate in 2004 than 2005 because pre-tax income was lower in 2004, which amplified their effect on the effective tax rate.

      Interest Expense and Other Finance Charges. In accordance with Emerging Issues Task Force Issue No. 87-24 "Allocation of Interest to Discontinued Operations," we have reclassified interest to discontinued operations of Texas Genco based on net proceeds received from the sale of Texas Genco of $2.5 billion, and have applied the proceeds to the amount of debt assumed to be paid down in 2004 according to the terms of the respective credit facilities in effect for that period. In periods where only the term loan was assumed to be repaid, the actual interest paid on the term loan was reclassified. In periods where a portion of the revolver was assumed to be repaid, the percentage of that portion of the revolver to the total outstanding balance was calculated, and that percentage was applied to the actual interest paid in those periods to compute the amount of interest reclassified.

      Total interest expense incurred was $205 million in the first quarter of 2004. We have reclassified $12 million of interest expense in the first quarter of 2004 based upon interest expense associated with debt that would have been required to be repaid as a result of our disposition of Texas Genco.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      The following table presents operating income for each of our business segments for the three months ended March 31, 2004 and 2005. Some amounts from the previous year have been reclassified to conform to the 2005 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                      2004                 2005
                                                     -------              -------
                                                            (IN MILLIONS)
Electric Transmission & Distribution ..............  $    85              $    80
Natural Gas Distribution ..........................      117                  139
Pipelines and Gathering ...........................       45                   64
Other Operations ..................................       (7)                  (7)
                                                     -------              -------
      Total Consolidated Operating Income..........  $   240              $   276
                                                     =======              =======

ELECTRIC TRANSMISSION & DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Business -- Risk Factors -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 (CenterPoint Energy Form 10-K), each of which is incorporated herein by reference.

     The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2004 and 2005:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                         2004                2005
                                                                       ---------          ---------
                                                                               (IN MILLIONS)
Electric transmission and distribution revenues .....................  $     315          $     323
                                                                       ---------          ---------
Electric transmission and distribution expenses:
  Operation and maintenance .........................................        133                138
  Depreciation and amortization .....................................         60                 64
  Taxes other than income taxes .....................................         47                 50
                                                                       ---------          ---------
    Total electric transmission and distribution expenses ...........        240                252
                                                                       ---------          ---------
Operating Income - Electric transmission and distribution utility....         75                 71
Operating Income - Transition bond company ..........................         10                  9
                                                                       ---------          ---------
Total Segment Operating Income ......................................  $      85          $      80
                                                                       =========          =========

Actual gigawatt-hours (GWh) delivered:
  Residential .......................................................      4,402              4,142
  Total  (1) ........................................................     15,520             15,826

--------------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

      Our Electric Transmission & Distribution business segment reported operating income of $80 million for the three months ended March 31, 2005, consisting of $71 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended March 31, 2004, operating income totaled $85 million, consisting of $75 million for the regulated electric transmission and distribution utility and $10 million for the transition bond company. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. Operating revenues increased $8 million primarily from continued customer growth with the addition of 43,000 metered customers since March 2004 and higher transmission cost recovery. Additionally, operating expenses in 2005 increased primarily due to higher net transmission costs of $5 million, higher property and state franchise taxes of $5 million and increased depreciation and amortization of $4 million, partially offset by reduced pension expense of $4 million.

NATURAL GAS DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Business -- Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2004 and 2005:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              2004              2005
                                                           ----------        ----------
                                                                  (IN MILLIONS)
Revenues ................................................  $    2,131        $    2,330
                                                           ----------        ----------
Expenses:
  Natural gas ...........................................       1,790             1,975
  Operation and maintenance .............................         149               140
  Depreciation and amortization..........................          35                38
  Taxes other than income taxes .........................          40                38
                                                           ----------        ----------
    Total expenses ......................................       2,014             2,191
                                                           ----------        ----------
Operating Income ........................................  $      117        $      139
                                                           ==========        ==========

Throughput (in billion cubic feet (Bcf)):
  Residential ...........................................          85                77
  Commercial and industrial .............................          83                77
  Non-rate regulated ....................................         139               183
  Eliminations(1)........................................         (10)              (49)
                                                           ----------        ----------
    Total Throughput ....................................         297               288
                                                           ==========        ==========
-------------
(1) Elimination of intrasegment sales.

      Our Natural Gas Distribution business segment reported operating income of $139 million for the three months ended March 31, 2005 as compared to $117 million for the same period in 2004. Increases in operating income of $2 million from continued customer growth with the addition of approximately 43,000 customers since March 2004, $11 million from rate increases and increased contributions of $3 million from our competitive natural gas sales business were partially offset by the $7 million impact of milder weather and decreased usage. Operation and maintenance expense decreased $9 million. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, which has reduced costs in later periods, operation and maintenance expenses decreased by $1 million.

PIPELINES AND GATHERING

      For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Business -- Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

      The following table provides summary data of our Pipelines and Gathering business segment for the three months ended March 31, 2004 and 2005:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                   2004                2005
                                                 -------             --------
                                                        (IN MILLIONS)
Revenues ......................................  $   102             $   121
                                                 -------             -------
Expenses:
  Natural gas .................................        9                   7
  Operation and maintenance ...................       33                  34
  Depreciation and amortization ...............       11                  11
  Taxes other than income taxes................        4                   5
                                                 -------             -------
    Total expenses ............................       57                  57
                                                 -------             -------
Operating Income ..............................  $    45             $    64
                                                 =======             =======

Throughput (in Bcf ):
  Natural Gas Sales ...........................        2                   1
  Transportation ..............................      270                 271
  Gathering ...................................       75                  83
  Eliminations (1) ............................       (2)                 (1)
                                                 -------             -------
    Total Throughput ..........................      345                 354
                                                 =======             =======

-------------
(1)   Elimination of volumes both transported and sold.

      Our Pipelines and Gathering business segment reported operating income of $64 million for the three months ended March 31, 2005 compared to $45 million for the same period in 2004. Operating margins (revenues less fuel costs) increased by $21 million primarily due to increased demand for certain transportation and ancillary services related to natural gas price volatility ($13 million) and increased throughput and demand for services related to our core gas gathering operations ($5 million).

OTHER OPERATIONS

      The following table shows the operating loss of our Other Operations business segment for the three months ended March 31, 2004 and 2005:

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                           2004                  2005
                                          ------                ------
                                                  (IN MILLIONS)
Revenues ...............................  $    3                $    7
Expenses ...............................      10                    14
                                          ------                ------
Operating Loss..........................  $   (7)               $   (7)
                                          ======                ======

DISCONTINUED OPERATIONS

      In July 2004, we announced our agreement to sell our majority owned subsidiary, Texas Genco, to Texas Genco LLC. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to us. Following that sale, Texas Genco's principal remaining asset was its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to us of $700 million, was completed on April 13, 2005, following receipt of approval from the Nuclear Regulatory Commission. We recorded after-tax income of $45 million in the first quarter of 2004 related to the operations of Texas Genco. Texas Genco recorded after-tax income of $13.6 million in the first quarter of 2005. We recorded a loss of $13.2 million to offset these earnings in the first quarter of 2005. General corporate overhead of $0.4 million previously allocated to Texas Genco from CenterPoint

Energy, which will not be eliminated by the sale of Texas Genco, was excluded from income from discontinued operations in the first quarter of 2005 and is reflected as general corporate overhead of CenterPoint Energy in income from continuing operations in accordance with SFAS No. 144. The Interim Financial Statements present these operations as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities from continuing operations for the three months ended March 31, 2004 and 2005:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  2004                 2005
                                                 -------              -------
                                                        (IN MILLIONS)
Cash provided by (used in):
     Operating activities......................  $   396              $  (125)
     Investing activities .....................      (88)                (120)
     Financing activities .....................     (189)                 386

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Net cash provided by operating activities in the first quarter of 2005 decreased $521 million compared to the same period in 2004 primarily due to increased tax payments of $433 million, the majority of which related to the expected tax payment associated with the sale of Texas Genco. Additionally, the amount of advances for the purchase of receivables under CERC Corp.'s receivables facility decreased by $69 million in the first quarter of 2005 as compared to the same period in 2004.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities increased $32 million in the first quarter of 2005 as compared to the same period in 2004 primarily due to increased capital expenditures of $20 million related to our Electric Transmission & Distribution and Pipelines and Gathering business segments and the absence of a dividend from Texas Genco in 2005.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

      In the first quarter of 2005, net loan proceeds exceeded debt payments by $443 million. As of March 31, 2005, we had borrowings of $656 million under our revolving credit facility which were used primarily to fund the income tax payment related to the sale of Texas Genco. During the first quarter of 2004, debt payments exceeded net loan proceeds by $162 million.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remainder of 2005 include the following:

      -     approximately $533 million of capital expenditures;

      - an estimated $10 million in refunds by CenterPoint Houston of excess mitigation credits through April 29, 2005, the date of termination of the credits;

      - dividend payments on CenterPoint Energy common stock and debt service payments; and

      - $1.7 billion of maturing long-term debt, including $31 million of transition bonds.

      Cash proceeds of $700 million from the sale of Texas Genco were received on April 13, 2005.

      We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our cash needs for 2005. Cash needs may also be met by issuing securities in the capital markets. CenterPoint Houston's $1.31 billion term loan, maturing in November 2005, requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's $1.31 billion credit facility may be utilized to refinance the $1.31 billion term loan at maturity. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston must be used to repay borrowings under the facility.

      The 1935 Act regulates our financing ability, as more fully described in "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends on Our Common Stock" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. CERC Corp. has a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. In January 2005, the $250 million facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million. As of March 31, 2005, CERC had $181 million of advances under its receivables facility.

      Credit Facilities. In March 2005, we replaced our $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. The facility contains covenants, including a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant and an EBITDA to interest covenant.

      Borrowings under our credit facility are available upon customary terms and conditions for facilities of this type, including a requirement that we represent, except as described below, that no "material adverse change" has occurred at the time of a new borrowing under this facility. A "material adverse change" is defined as the occurrence of a material adverse change in our ability to perform our obligations under the facility but excludes any litigation related to the True-Up Order. The base line for any determination of a relative material adverse change is our most recently audited financial statements. At any time after the first time our credit ratings reach at least BBB by Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Baa2 by Moody's Investors Service, Inc. (Moody's), BBB+ by S&P and Baa3 by Moody's, or BBB- by S&P and Baa1 by Moody's, or if the drawing is to retire maturing commercial paper, we are not required to represent as a condition to such drawing that no material adverse change has occurred or that no litigation expected to have a material adverse effect has occurred.

      Also in March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston must be used to repay borrowings under the facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      CenterPoint Houston's $200 million and $1.31 billion credit facilities each contain covenants, including a debt (excluding transition bonds) to total capitalization covenant of 68% and an EBITDA to interest covenant. Borrowings under CenterPoint Houston's $200 million credit facility and its $1.31 billion credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied.

      In February 2005, Texas Genco also established a $75 million term loan facility. In connection with the completion of the sale of Texas Genco on April 13, 2005, the amounts outstanding under the facility were repaid and the facility was terminated.

      As of May 1, 2005, we had the following credit facilities (in millions):

                                                       AMOUNT UTILIZED AT
 DATE EXECUTED        COMPANY        SIZE OF FACILITY      MAY 1, 2005     TERMINATION DATE
 -------------        -------        ----------------  ------------------  ----------------
March 23, 2004       CERC Corp.         $     250            $  --         March 23, 2007
March 7, 2005    CenterPoint Energy         1,000               251(1)     March 7, 2010
March 7, 2005   CenterPoint Houston           200               --         March 7, 2010
March 7, 2005   CenterPoint Houston         1,310               --              (2)

------------
(1)   Includes $29 million of outstanding letters of credit.

(2)   Revolver until November 2005 with two-year term-out of borrowed moneys.

      Securities Registered with the SEC. At March 31, 2005, CenterPoint Energy had a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $1 billion and CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

      Temporary Investments. On March 31, 2005, we had temporary investments of $242 million, of which $13 million were investments of Texas Genco and are included in current assets of discontinued operations in the Consolidated Balance Sheets.

      Money Pools. We have a "money pool" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility.

      The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities and those of our subsidiaries on June 30, 2003 (June 2003 Financing Order). This order expires in June 2005; however, we are seeking a new order providing appropriate approval for the money pool by the end of June 2005.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2005, Moody's, S&P, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                           MOODY'S               S&P                 FITCH
                                                       ----------------   ------------------  ------------------
                                                               OUTLOOK/
               COMPANY/INSTRUMENT                      RATING  REVIEW(1)  RATING  OUTLOOK(2)  RATING  OUTLOOK(3)
-----------------------------------------------------  ------  --------   ------  ----------  ------  ----------
                                                               Possible
CenterPoint Energy Senior Unsecured Debt.............    Ba2   Upgrade     BBB-    Negative    BBB-     Stable
CenterPoint Houston Senior Secured Debt (First          Baa2    Stable
  Mortgage Bonds)....................................                      BBB     Negative    BBB+     Stable
                                                               Possible
CERC Corp. Senior Debt...............................    Ba1   Upgrade     BBB     Negative    BBB      Stable

------------
(1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed. A "review for possible upgrade" from Moody's indicates that a rating is under review for possible change in the short-term, usually within 90 days.

(2) An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3) A "stable" outlook from Fitch encompasses a one-to-two-year horizon as to the likely ratings direction.

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

      As described above under " -- Credit Facilities," our revolving credit facility contains a "material adverse change" clause that could impact our ability to make new borrowings under this facility. CERC Corp.'s credit facility also contains a "material adverse change" clause which relates to CERC Corp.'s ability to perform its obligations under the credit agreement. Borrowings under CenterPoint Houston's $200 million credit facility and its $1.3 billion facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred.

      In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. Each ZENS note is exchangeable at the holder's option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. (TW Common) attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common that we own or from other sources. We own shares of TW Common equal to 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because deferred tax liabilities related to the ZENS notes and TW Common shares become current tax obligations when ZENS notes are exchanged and TW Common shares are sold.

      CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, electric generators and natural gas utilities throughout the central United States. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of March 31, 2005, unsecured credit limits extended to CEGS by counterparties could aggregate $100 million; however, utilized credit capacity is significantly lower. In addition, CERC and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC's S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

      Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2005, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments or bank credit facilities.

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

      - increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

      -     various regulatory actions;

      - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI's indemnity obligations to us and our subsidiaries; and

      - various other risks identified in "Risk Factors" in Item 1 of the CenterPoint Energy Form 10-K.

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

      The June 2003 Financing Order and the several subsequent orders we have received that provide additional financing authority are effective until June 30, 2005. These orders establish limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permit us to refinance our existing obligations and those of our regulated subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue. The orders also permit utilization of undrawn credit facilities at CenterPoint Energy, CenterPoint Houston and CERC. As of April 30, 2005:

      - CenterPoint Energy is authorized to issue an additional aggregate $1.4 billion of debt securities and $875 million of preferred stock and preferred securities;

      - CenterPoint Houston is authorized to issue an additional aggregate $89 million of debt and an aggregate $250 million of preferred stock and preferred securities; and

      - CERC is authorized to issue an additional $7 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

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

      We have an application currently pending with the SEC for a new financing order which would govern financing by CenterPoint Energy and its subsidiaries after the expiration of the June 2003 Financing Order. We anticipate that the new order will be issued at or before the expiration of the existing order.

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of March 31, 2005, we had a retained deficit on our Consolidated Balance Sheet. On January 26, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might limit our ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, we may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC. As a result of the seasonal nature of our utility businesses, the second quarter historically provides the smallest contribution to our annual earnings, while the first quarter generally provides a significant contribution to our annual earnings. If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

      In addition, the SEC generally expects registered holding companies to achieve a ratio of common equity to total capitalization of 30%. At March 31, 2005, our ratio was 11%. Accordingly, we may issue equity and take other actions to achieve a future equity capitalization of 30%. The June 2003 Financing Order also requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. At March 31, 2005, their ratios were 41% (excluding transition bonds) and 53%, respectively.

      Other Factors Affecting the Upstreaming of Cash from Subsidiaries. CenterPoint Houston's term loan, subject to certain exceptions, limits the application of proceeds, in excess of $200 million, from capital markets transactions and certain other borrowing transactions by CenterPoint Houston to repayment of debt existing in November 2002.

      CenterPoint Houston plans to distribute recovery of the true-up components not used to repay CenterPoint Houston's indebtedness to us through the payment of dividends. CenterPoint Houston requires SEC action to approve any dividends in excess of its current and retained earnings. To maintain CenterPoint Houston's capital structure at the appropriate levels, we may reinvest funds in CenterPoint Houston in the form of equity contributions or intercompany loans.

                          CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in the CenterPoint Energy Form 10-K (CenterPoint Energy Notes). We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.1 billion of recoverable electric generation-related regulatory assets as of March 31, 2005. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the True-Up Order, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

      We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and annually for goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill was indicated based on our analysis as of January 1, 2005. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

PENSION AND OTHER RETIREMENT PLANS

      We sponsor pension and other retirement plans in various forms covering all employees who meet eligibility requirements. We use several statistical and other factors which attempt to anticipate future events in calculating the expense and liability related to our plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as estimated by management, within certain guidelines. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Significant Matters -- Pension Plan" in Item 7 of the CenterPoint Energy Form 10-K, which is incorporated herein by reference, for further discussion.

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

      The plan we adopted, as amended by the Board on February 23, 2005, required: (1) a report to be presented to and reviewed by our Board of Directors on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on our financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by our Board of Directors on or before May 10, 2005 that the accounting reorganization is inconsistent with our regulatory obligations.

      On April 27, 2005, our Board of Directors concluded that it will not implement the accounting reorganization it had expected to implement as of January 1, 2005. The accounting reorganization would have extinguished our current retained earnings deficit in order to facilitate the payment of dividends under constraints imposed by the 1935 Act. After receiving management's report on the accounting effects of the proposed reorganization, the Board of Directors concluded that the action, if taken, would have negatively impacted our common equity and would have adversely affected our schedule for achieving the 30 percent common equity level generally expected to be maintained by registered holding companies. The Manager of CenterPoint Houston also determined that an accounting reorganization should not be implemented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

      We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method.

      The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2005 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $44 million.

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

      Our floating-rate obligations aggregated $2.0 billion at March 31, 2005. If the floating rates were to increase by 10% from March 31, 2005 rates, our combined interest expense to third parties would increase by a total of $2 million each month in which such increase continued.

      At March 31, 2005, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $7.3 billion in principal amount and having a fair value of $7.9 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $332 million if interest rates were to decline by 10% from their levels at March 31, 2005. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      As discussed in Note 6 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $108 million at March 31, 2005 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $17 million if interest rates were to decline by 10% from levels at March 31, 2005. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2005 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Income.

EQUITY MARKET VALUE RISK

      We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 6 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the March 31, 2005 market value of TW Common would result in a net loss of approximately $4 million, which would be recorded as a loss in our Statements of Consolidated Income.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 5 and 11 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CenterPoint Energy Form 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Energy Form 10-K and Notes 4 and 11 to the CenterPoint Energy Notes, each of which is incorporated herein by reference.

ITEM  6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER            DESCRIPTION                   REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  ----------------------------------  --------------------------------------  ------------  ---------
3.1.1    -- Amended and Restated Articles    CenterPoint Energy's Registration         3-69502         3.1
            of Incorporation of CenterPoint  Statement on Form S-4
            Energy

3.1.2    -- Articles of Amendment to         CenterPoint Energy's Form 10-K for the    1-31447       3.1.1
            Amended and Restated Articles    year ended December 31, 2001
            of Incorporation of CenterPoint
            Energy

  3.2    -- Amended and Restated Bylaws of   CenterPoint Energy's Form 10-K for the    1-31447         3.2
            CenterPoint Energy               year ended December 31, 2001

  3.3    -- Statement of Resolution          CenterPoint Energy's Form 10-K for the    1-31447         3.3
            Establishing Series of Shares    year ended December 31, 2001
            designated Series A Preferred
            Stock of CenterPoint Energy

  4.1    -- Form of CenterPoint Energy       CenterPoint Energy's Registration         3-69502         4.1
            Stock Certificate                Statement on Form S-4

  4.2    -- Rights Agreement dated January   CenterPoint Energy's Form 10-K for the    1-31447         4.2
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

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER            DESCRIPTION                   REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  ----------------------------------  --------------------------------------  ------------  ---------
 4.1.1   -- $1,310,000,000 Credit Agreement  CenterPoint Energy's Form 10-K for the    1-31447       4(g)(1)
            dated as of November 12, 2002,   year ended December 31, 2002
            among CenterPoint Houston and
            the banks named therein

 4.1.2   -- First Amendment to Exhibit       CenterPoint Energy's Form 10-Q for the    1-31447        10.7
            4.1.1, dated as of September 3,  quarter ended September 30, 2003
            2003

                                                                                         SEC FILE
                                                                                            OR
EXHIBIT                                                                                REGISTRATION   EXHIBIT
NUMBER            DESCRIPTION                     REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  ----------------------------------    --------------------------------------  ------------  ---------
 4.1.3   -- Pledge Agreement, dated as of      CenterPoint Energy's Form 10-K for the    1-31447      4(g)(2)
            November 12, 2002 executed in      year ended December 31, 2002
            connection with Exhibit 4.1.1

   4.2   -- $1,000,000,000 Credit Agreement    CenterPoint Energy's Form 8-K dated       1-31447      4.1
            dated as of March 7, 2005, among   March 7, 2005
            CenterPoint Energy and the banks
            named therein

 4.3.1   -- $75,000,000 revolving credit       CenterPoint Energy's Form 10-K for the    1-31447      4(p)(1)
            facility dated as of February 3,   year ended December 31, 2004
            2005 among Texas Genco Holdings,
            Inc., Texas Genco GP, LLC, Texas
            Genco LP, LLC, Texas Genco, LP
            and the banks named therein

 4.3.2   -- Pledge Agreement, dated as of      CenterPoint Energy's Form 10-K for the    1-31447      4(p)(2)
            February 3, 2005, executed in      year ended December 31, 2004
            connection with Exhibit 4.3.1

   4.4   -- $250,000,000 Credit Agreement,     CenterPoint Energy's Form 8-K dated       1-31447      4.1
            dated as of March 23, 2004,        March 31, 2004
            among CERC Corp., as Borrower,
            and the Initial Lenders named
            therein, as Initial Lenders

   4.5   -- $200,000,000 Credit Agreement      CenterPoint Energy's Form 8-K dated       1-31447      4.2
            dated as of March 7, 2005 among    March 7, 2005
            CenterPoint Houston and the
            banks named therein

   4.6   -- 1,310,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated       1-31447      4.3
            dated as of March 7, 2005 among    March 7, 2005
            CenterPoint Houston and the
            banks named therein

   4.7   -- Sixth Amendment to CenterPoint     CenterPoint Energy's Form 10-K for the    1-31447     10(t)(7)
            Energy, Inc. Savings Plan,         year ended December 31, 2004
            effective January 1, 2005

   4.8   -- Tenth Amendment to CenterPoint     CenterPoint Energy's Form 10-K for the    1-31447    10(t)(21)
            Energy, Inc. Retirement Plan,      year ended December 31, 2004
            effective as of January 1, 2005

 +31.1   -- Rule 13a-14(a)/15d-14(a)
            Certification of David M.
            McClanahan

 +31.2   -- Rule 13a-14(a)/15d-14(a)
            Certification of Gary L. Whitlock

 +32.1   -- Section 1350 Certification of
            David M. McClanahan

 +32.2   -- Section 1350 Certification of
            Gary L. Whitlock

 +99.1   -- Items incorporated by reference
            from the CenterPoint Energy Form
            10-K. Item 1 "Business --
            Regulation," " -- Environmental
            Matters," " -- Risk Factors,"
            Item 3 "Legal Proceedings," Item
            7 "Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations --
            Certain Factors Affecting Future
            Earnings" and " -- Other
            Significant Matters -- Pension
            Plan" and Notes 2(d) (Long-Lived
            Assets and

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER            DESCRIPTION                   REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  ----------------------------------  --------------------------------------  ------------  ---------
            Intangibles), 2(e) (Regulatory
            Assets and Liabilities), 4
            (Regulatory Matters), 5
            (Derivative Instruments), 6
            (Indexed Debt Securities (ZENS)
            and Time Warner Securities) and
            11 (Commitments and
            Contingencies)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTERPOINT ENERGY, INC.

                              By: /s/ James S. Brian
                                  ----------------------------------------------
                                      James S. Brian
                                      Senior Vice President and Chief Accounting
                                      Officer

Date: May 9, 2005

                                 EXHIBIT INDEX

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER            DESCRIPTION                   REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  ----------------------------------  --------------------------------------  ------------  ---------
3.1.1    -- Amended and Restated Articles    CenterPoint Energy's Registration         3-69502         3.1
            of Incorporation of CenterPoint  Statement on Form S-4
            Energy

3.1.2    -- Articles of Amendment to         CenterPoint Energy's Form 10-K for the    1-31447       3.1.1
            Amended and Restated Articles    year ended December 31, 2001
            of Incorporation of CenterPoint
            Energy

  3.2    -- Amended and Restated Bylaws of   CenterPoint Energy's Form 10-K for the    1-31447         3.2
            CenterPoint Energy               year ended December 31, 2001

  3.3    -- Statement of Resolution          CenterPoint Energy's Form 10-K for the    1-31447         3.3
            Establishing Series of Shares    year ended December 31, 2001
            designated Series A Preferred
            Stock of CenterPoint Energy

  4.1    -- Form of CenterPoint Energy       CenterPoint Energy's Registration         3-69502         4.1
            Stock Certificate                Statement on Form S-4

  4.2    -- Rights Agreement dated January   CenterPoint Energy's Form 10-K for the    1-31447         4.2
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

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER            DESCRIPTION                   REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  ----------------------------------  --------------------------------------  ------------  ---------
 4.1.1   -- $1,310,000,000 Credit Agreement  CenterPoint Energy's Form 10-K for the    1-31447       4(g)(1)
            dated as of November 12, 2002,   year ended December 31, 2002
            among CenterPoint Houston and
            the banks named therein

 4.1.2   -- First Amendment to Exhibit       CenterPoint Energy's Form 10-Q for the    1-31447        10.7
            4.1.1, dated as of September 3,  quarter ended September 30, 2003
            2003

 4.1.3   -- Pledge Agreement, dated as of      CenterPoint Energy's Form 10-K for the    1-31447      4(g)(2)
            November 12, 2002 executed in      year ended December 31, 2002
            connection with Exhibit 4.1.1

   4.2   -- $1,000,000,000 Credit Agreement    CenterPoint Energy's Form 8-K dated       1-31447      4.1
            dated as of March 7, 2005, among   March 7, 2005
            CenterPoint Energy and the banks
            named therein

 4.3.1   -- $75,000,000 revolving credit       CenterPoint Energy's Form 10-K for the    1-31447      4(p)(1)
            facility dated as of February 3,   year ended December 31, 2004
            2005 among Texas Genco Holdings,
            Inc., Texas Genco GP, LLC, Texas
            Genco LP, LLC, Texas Genco, LP
            and the banks named therein

 4.3.2   -- Pledge Agreement, dated as of      CenterPoint Energy's Form 10-K for the    1-31447      4(p)(2)
            February 3, 2005, executed in      year ended December 31, 2004
            connection with Exhibit 4.3.1

   4.4   -- $250,000,000 Credit Agreement,     CenterPoint Energy's Form 8-K dated       1-31447      4.1
            dated as of March 23, 2004,        March 31, 2004
            among CERC Corp., as Borrower,
            and the Initial Lenders named
            therein, as Initial Lenders

   4.5   -- $200,000,000 Credit Agreement      CenterPoint Energy's Form 8-K dated       1-31447      4.2
            dated as of March 7, 2005 among    March 7, 2005
            CenterPoint Houston and the
            banks named therein

   4.6   -- 1,310,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated       1-31447      4.3
            dated as of March 7, 2005 among    March 7, 2005
            CenterPoint Houston and the
            banks named therein

   4.7   -- Sixth Amendment to CenterPoint     CenterPoint Energy's Form 10-K for the    1-31447     10(t)(7)
            Energy, Inc. Savings Plan,         year ended December 31, 2004
            effective January 1, 2005

   4.8   -- Tenth Amendment to CenterPoint     CenterPoint Energy's Form 10-K for the    1-31447    10(t)(21)
            Energy, Inc. Retirement Plan,      year ended December 31, 2004
            effective as of January 1, 2005

 +31.1   -- Rule 13a-14(a)/15d-14(a)
            Certification of David M.
            McClanahan

 +31.2   -- Rule 13a-14(a)/15d-14(a)
            Certification of Gary L. Whitlock

 +32.1   -- Section 1350 Certification of
            David M. McClanahan

 +32.2   -- Section 1350 Certification of
            Gary L. Whitlock

 +99.1   -- Items incorporated by reference
            from the CenterPoint Energy Form
            10-K. Item 1 "Business --
            Regulation," " -- Environmental
            Matters," " -- Risk Factors,"
            Item 3 "Legal Proceedings," Item
            7 "Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations --
            Certain Factors Affecting Future
            Earnings" and " -- Other
            Significant Matters -- Pension
            Plan" and Notes 2(d) (Long-Lived
            Assets and Intangibles), 2(e)
            (Regulatory Assets and Liabilities),
            4  (Regulatory Matters), 5
            (Derivative Instruments), 6
            (Indexed Debt Securities (ZENS)
            and Time Warner Securities) and
            11 (Commitments and
            Contingencies)