Form 10-Q
period 2005-06-30
CENTERPOINT ENERGY INC
filed 2005-08-08
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

                                ________________________________

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
(Address and zip code of principal            (Registrant's telephone number,
      executive offices)                            including area code)
                        ----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

As of August 1, 2005, CenterPoint Energy, Inc. had 309,549,770 shares of common stock outstanding, excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
           Item 1. Financial Statements................................................................      1
               Statements of Consolidated Income
                    Three Months and Six Months Ended June 30, 2004 and 2005 (unaudited)...............      1
               Consolidated Balance Sheets
                    December 31, 2004 and June 30, 2005 (unaudited)....................................      2
               Statements of Consolidated Cash Flows
                    Six Months Ended June 30, 2004 and 2005 (unaudited)................................      4
               Notes to Unaudited Consolidated Financial Statements....................................      5
           Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations of CenterPoint Energy, Inc. and Subsidiaries.................................     31
           Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................     49
           Item 4. Controls and Procedures.............................................................     50

PART II. OTHER INFORMATION
           Item 1. Legal Proceedings...................................................................     51
           Item 4. Submission of Matters to a Vote of Security Holders.................................     51
           Item 5. Other Information...................................................................     52
           Item 6. Exhibits............................................................................     58

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

            - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), the impact of the repeal of the 1935 Act, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

                  -     allowed rates of return;

                  -     rate structures;

                  -     recovery of investments; and

                  -     operation and construction of facilities;

            -     timely rate increases, including recovery of costs;

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

            -     actions by rating agencies;

            -     effectiveness of our risk management activities;

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

            - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

            - other factors we discuss in "Risk Factors" in Item 5 of Part II of this report beginning on page 52.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                   ----------------------------    ----------------------------
                                                                       2004            2005            2004            2005
                                                                   ------------    ------------    ------------    ------------
REVENUES.........................................................  $  1,700,382    $  1,932,256    $  4,228,200    $  4,694,064
                                                                   ------------    ------------    ------------    ------------
EXPENSES:
  Natural gas....................................................     1,010,613       1,192,626       2,772,490       3,140,962
  Operation and maintenance......................................       297,638         324,776         613,480         637,847
  Depreciation and amortization..................................       120,074         135,837         236,292         265,610
  Taxes other than income taxes..................................        86,176          92,705         180,164         187,366
                                                                   ------------    ------------    ------------    ------------
      Total......................................................     1,514,501       1,745,944       3,802,426       4,231,785
                                                                   ------------    ------------    ------------    ------------
OPERATING INCOME.................................................       185,881         186,312         425,774         462,279
                                                                   ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Gain (loss) on Time Warner investment..........................        15,581         (18,177)         (8,872)        (59,291)
  Gain (loss) on indexed debt securities.........................       (17,891)         23,819           9,123          63,348
  Interest and other finance charges.............................      (188,984)       (179,652)       (371,957)       (352,992)
  Interest on transition bonds...................................        (9,547)         (9,077)        (19,221)        (18,297)
  Return on true-up balance......................................            --          35,475              --          69,557
  Other, net.....................................................        12,425           6,936          13,932          10,748
                                                                   ------------    ------------    ------------    ------------
      Total......................................................      (188,416)       (140,676)       (376,995)       (286,927)
                                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.............................................        (2,535)         45,636          48,779         175,352
  Income Tax Expense.............................................          (191)        (17,931)        (22,607)        (80,995)
                                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  ITEM...........................................................        (2,726)         27,705          26,172          94,357
DISCONTINUED OPERATIONS:
    Income (Loss) from Texas Genco, net of tax...................        75,636          (2,988)        131,922          10,685
    Minority Interest in Income from Texas Genco.................       (15,258)             --         (26,855)             --
    Loss on Disposal of  Texas Genco, net of tax.................            --            (735)             --         (13,972)
                                                                   ------------    ------------    ------------    ------------
      Total......................................................        60,378          (3,723)        105,067          (3,287)
                                                                   ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM.................................        57,652          23,982         131,239          91,070
EXTRAORDINARY ITEM, NET OF TAX...................................            --          30,441              --          30,441
                                                                   ------------    ------------    ------------    ------------
NET INCOME.......................................................  $     57,652    $     54,423    $    131,239    $    121,511
                                                                   ============    ============    ============    ============
BASIC EARNINGS PER SHARE:
  Income (Loss) from Continuing Operations.......................  $      (0.01)   $       0.09    $       0.09    $       0.30
  Discontinued Operations, net of tax............................          0.20           (0.01)           0.34           (0.01)
  Extraordinary Item, net of tax.................................            --            0.10              --            0.10
                                                                   ------------    ------------    ------------    ------------
  Net Income.....................................................  $       0.19    $       0.18    $       0.43    $       0.39
                                                                   ============    ============    ============    ============
DILUTED EARNINGS PER SHARE:
  Income (Loss) from Continuing Operations.......................  $      (0.01)   $       0.09    $       0.08    $       0.28
  Discontinued Operations, net of tax............................          0.20           (0.01)           0.34           (0.01)
  Extraordinary Item, net of tax.................................            --            0.08              --            0.08
                                                                   ------------    ------------    ------------    ------------
  Net Income.....................................................  $       0.19    $       0.16    $       0.42    $       0.35
                                                                   ============    ============    ============    ============

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,        JUNE 30,
                                                                                     2004             2005
                                                                                --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents................................................    $      164,645    $      408,162
   Investment in Time Warner common stock...................................           420,882           361,590
   Accounts receivable, net.................................................           741,715           511,846
   Accrued unbilled revenues................................................           576,252           271,779
   Natural gas inventory....................................................           174,232           167,514
   Materials and supplies...................................................            77,902            77,674
   Non-trading derivative assets............................................            50,219            67,638
   Taxes receivable.........................................................                --             6,368
   Current assets of discontinued operations................................           513,768                --
   Prepaid expenses and other current assets................................           116,909           112,226
                                                                                --------------    --------------
     Total current assets...................................................         2,836,524         1,984,797
                                                                                --------------    --------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................        10,963,569        11,182,282
   Less accumulated depreciation and amortization...........................        (2,777,176)       (2,908,991)
                                                                                --------------    --------------
     Property, plant and equipment, net.....................................         8,186,393         8,273,291
                                                                                --------------    --------------
OTHER ASSETS:
   Goodwill, net............................................................         1,740,510         1,744,252
   Other intangibles, net...................................................            58,068            57,062
   Regulatory assets........................................................         3,349,944         2,928,968
   Non-trading derivative assets............................................            17,682            56,349
   Non-current assets of discontinued operations............................         1,051,158                --
   Other....................................................................           921,678           844,972
                                                                                --------------    --------------
     Total other assets.....................................................         7,139,040         5,631,603
                                                                                --------------    --------------
       TOTAL ASSETS.........................................................    $   18,161,957    $   15,889,691
                                                                                ==============    ==============

             See Notes to the Company's Interim Financial Statements

                   CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)

                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 DECEMBER 31,          JUNE 30,
                                                                                    2004                2005
                                                                                --------------     --------------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt.......................     $       46,806     $       49,352
   Current portion of other long-term debt.................................          1,789,182          1,748,083
   Indexed debt securities derivative......................................            341,575            278,227
   Accounts payable........................................................            868,023            546,262
   Taxes accrued...........................................................            609,025            117,313
   Interest accrued........................................................            151,365            158,282
   Non-trading derivative liabilities......................................             26,323             13,124
   Regulatory liabilities..................................................            225,158                 --
   Accumulated deferred income taxes, net..................................            260,958            286,357
   Current liabilities of discontinued operations..........................            448,974                 --
   Other...................................................................            419,811            440,659
                                                                                --------------     --------------
     Total current liabilities.............................................          5,187,200          3,637,659
                                                                                --------------     --------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          2,415,143          2,472,727
   Unamortized investment tax credits......................................             53,690             49,937
   Non-trading derivative liabilities......................................              6,413              5,873
   Benefit obligations.....................................................            440,110            451,562
   Regulatory liabilities..................................................          1,081,370            744,260
   Non-current liabilities of discontinued operations......................            420,393                 --
   Other...................................................................            259,120            295,637
                                                                                --------------     --------------
     Total other liabilities...............................................          4,676,239          4,019,996
                                                                                --------------     --------------
LONG-TERM DEBT:
   Transition bonds........................................................            628,903            610,462
   Other...................................................................          6,564,113          6,440,756
                                                                                --------------     --------------
     Total long-term debt..................................................          7,193,016          7,051,218
                                                                                --------------     --------------
 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

SHAREHOLDERS' EQUITY:
   Common stock (308,045,215  shares and 309,396,223 shares outstanding
     at December 31, 2004 and June 30, 2005, respectively).................              3,080              3,094
   Additional paid-in capital..............................................          2,891,335          2,907,227
   Retained deficit........................................................         (1,727,571)        (1,689,435)
   Accumulated other comprehensive loss....................................            (61,342)           (40,068)
                                                                                --------------     --------------
     Total shareholders' equity............................................          1,105,502          1,180,818
                                                                                --------------     --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................     $   18,161,957     $   15,889,691
                                                                                ==============     ==============

            See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------------
                                                                                     2004                2005
                                                                                -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................     $      131,239       $      121,511
  Discontinued operations, net of tax.....................................           (105,067)               3,287
  Extraordinary item, net of tax..........................................                 --              (30,441)
                                                                                -------------       --------------
  Income from continuing operations.......................................             26,172               94,357
  Adjustments to reconcile income from continuing operations to net cash provided by  operating activities:
    Depreciation and amortization.........................................            236,292              265,610
    Amortization of deferred financing costs..............................             43,665               39,521
    Deferred income taxes.................................................             56,696               48,074
    Investment tax credit.................................................             (3,753)              (3,753)
    Unrealized loss on Time Warner investment.............................              8,872               59,291
    Unrealized gain on indexed debt securities............................             (9,123)             (63,348)
    Changes in other assets and liabilities:
      Accounts receivable and unbilled revenues, net......................            314,086              575,509
      Inventory...........................................................             33,212                9,044
      Taxes receivable....................................................             48,304               (6,368)
      Accounts payable....................................................           (121,283)            (321,474)
      Fuel cost over (under) recovery/surcharge...........................             53,376              (47,220)
      Non-trading derivatives, net........................................             (9,847)               1,252
      Interest and taxes accrued..........................................            (40,026)            (424,590)
      Excess tax deduction related to share-based payment arrangements....                 --               (1,447)
      Net regulatory assets and liabilities...............................           (157,728)            (132,876)
      Other current assets................................................              4,547               (3,045)
      Other current liabilities...........................................            (14,867)              (8,426)
      Other assets........................................................             (8,540)               1,753
      Other liabilities...................................................             (5,463)              18,117
    Other, net............................................................             21,045                6,166
                                                                                -------------       --------------
        Net cash provided by operating activities.........................            475,637              106,147
                                                                                -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................           (209,769)            (301,345)
  Proceeds from sale of Texas Genco.......................................                 --              700,000
  Dividends received from Texas Genco.....................................             32,382                   --
  Other, net..............................................................            (10,566)              (1,106)
                                                                                -------------       --------------
        Net cash provided by (used in) investing activities...............           (187,953)             397,549
                                                                                -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowings, net..................................            (63,000)                  --
  Long-term revolving credit facilities, net..............................            137,500             (119,000)
  Proceeds from long-term debt............................................            229,050                   --
  Payments of long-term debt..............................................           (513,927)             (61,303)
  Debt issuance costs.....................................................            (13,388)              (6,177)
  Payment of common stock dividends.......................................            (61,366)             (83,338)
  Proceeds from issuance of common stock, net.............................              6,879                8,192
  Excess tax deduction related to share-based payment arrangements........                 --                1,447
  Other, net..............................................................                 (2)                  --
                                                                                -------------       --------------
      Net cash used in financing activities...............................           (278,254)            (260,179)
                                                                                -------------       --------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Cash provided by (used in) operating activities.........................             77,741              (66,012)
  Cash provided by (used in) investing activities.........................            (37,625)             374,198
  Cash used in financing activities.......................................            (40,116)            (308,186)
                                                                                -------------       --------------
      Net cash provided by discontinued operations........................                 --                   --
                                                                                -------------       --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................              9,430              243,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             86,922              164,645
                                                                                -------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $       96,352       $      408,162
                                                                               ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
  Interest................................................................     $      365,799       $      328,817
  Income taxes............................................................             34,159              457,008

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the consolidated interim financial statements and notes (Interim Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy, or the Company). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 (CenterPoint Energy Form 10-K).

      Background. CenterPoint Energy, Inc. is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan (Texas electric restructuring law).

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of the Company and those of its subsidiaries. The 1935 Act, among other things, limits the ability of the Company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On July 29, 2005, Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign in early August. Under that legislation, the 1935 Act is repealed six months after the enactment of the Energy Act. After the effective date of repeal, the Company and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, the Company and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act transfers to the Federal Energy Regulatory Commission (FERC) certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on the Company and its subsidiaries as result of that rulemaking.

      The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2005, the Company's indirect wholly owned subsidiaries included:

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

      On April 13, 2005, the Company sold Texas Genco Holdings, Inc. (Texas Genco), whose primary remaining asset was its ownership interest in a nuclear generating facility, to Texas Genco LLC in exchange for a cash payment to the Company of $700 million. See Note 2 for further discussion.

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

      Note 2(d) (Long-Lived Assets and Intangibles), Note 2(e) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters), Note 5 (Derivative Instruments), Note 6 (Indexed Debt Securities (ZENS) and Time Warner Securities) and Note 11 (Commitments and Contingencies) to the consolidated annual financial statements in the CenterPoint Energy Form 10-K (CenterPoint Energy Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding certain legal and regulatory proceedings and environmental matters, see Note 11 to the Interim Financial Statements.

(2) DISCONTINUED OPERATIONS

      In July 2004, the Company announced its agreement to sell its majority-owned generating subsidiary, Texas Genco, to Texas Genco LLC. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco distributed $2.231 billion in cash to the Company. Following that sale, Texas Genco's principal remaining asset was its ownership interest in a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to the Company of $700 million, was completed on April 13, 2005.

      The Company recorded after-tax income of $60 million and $105 million for the three and six months ended June 30, 2004, respectively, related to the operations of Texas Genco. The Company recorded an after-tax loss of $3 million for each of the three and six month periods ended June 30, 2005. General corporate overhead, previously allocated to Texas Genco from the Company, was $5 million and $10 million for the three and six months ended June 30, 2004, respectively, and was less than $1 million for each of the three and six month periods ended June 30, 2005. These amounts will not be eliminated by the sale of Texas Genco and were excluded from income from discontinued operations and reflected as general corporate overhead of the Company in income from continuing operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144. Interest expense of $12 million and $24 million for the three and six months ended June 30, 2004, respectively, was reclassified to discontinued operations of Texas Genco related to the applicable amounts of CenterPoint Energy's term loan and revolving credit facility debt that would have been assumed to be paid off with any proceeds from the sale of Texas Genco during those respective periods in accordance with SFAS No. 144.


      Revenues related to Texas Genco included in discontinued operations for the three and six months ended June 30, 2004 were $553 million and $992 million, respectively. Revenues for the three and six months ended June 30, 2005 were $5 million and $62 million, respectively. Income from these discontinued operations for the three and six months ended June 30, 2004 is reported net of income tax expense of $41 million and $71 million, respectively. Income from these discontinued operations for the three and six months ended June 30, 2005 is reported net of income tax expense (benefit) of $(2) million and $4 million, respectively.

(3) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

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

     Option awards are generally granted with an exercise price equal to the average of the high and low sales price of the Company's stock at the date of grant. These options awards generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date and have 10-year contractual terms. No options were granted during the three and six months ended June 30, 2005.

     Effective January 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)) using the modified prospective transition method. Under this method, the Company records compensation expense at fair value for all awards it grants after the date it adopts the standard. In addition, the Company is required to record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Pre-adoption awards of time-based restricted stock and performance-based restricted stock will continue to be expensed using the guidance contained in Accounting Principles Board Opinion No. 25. The adoption of SFAS 123(R) did not have a material impact on the Company's results of operations, financial condition or cash flows.

     The Company recorded LICP compensation expense of $2 million and $4 million for the three and six months ended June 30, 2004, respectively. LICP compensation expense for the three and six months ended June 30, 2005 was $2 million and $6 million, respectively.

     The total income tax benefit recognized related to such arrangements was $1 million and $2 million for the three and six months ended June 30, 2004, respectively. Income tax benefit for the three and six months ended June 30, 2005 was $1 million and $2 million, respectively. No compensation cost was capitalized as a part of inventory and fixed assets in either of the three or six month periods ended June 30, 2004 and 2005.

     Pro forma information for the three and six months ended June 30, 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123(R), the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                                                 THREE MONTHS       SIX MONTHS
                                                                    ENDED              ENDED
                                                                JUNE 30, 2004      JUNE 30, 2004
                                                                -------------      -------------
Net Income:
  As reported..............................................        $     58           $    131
  Total stock-based employee compensation determined under
    the fair value based method............................              --                 (2)
                                                                   --------           --------
  Pro forma................................................        $     58           $    129
                                                                   ========           ========
Basic Earnings Per Share:
  As reported..............................................        $   0.19           $   0.43
  Pro forma................................................            0.19               0.42
Diluted Earnings Per Share:
  As reported..............................................            0.19               0.42
  Pro forma................................................            0.19               0.42


     The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the LICPs:

FOR AWARDS GRANTED BEFORE JANUARY 1, 2005

AWARD TYPE                                    METHOD USED TO DETERMINE COMPENSATION COST
---------------------------        ----------------------------------------------------------------------------
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

Stock options                      Estimated using the Black-Scholes option valuation method.

FOR AWARDS GRANTED AS OF AND AFTER JANUARY 1, 2005

AWARD TYPE                                    METHOD USED TO DETERMINE COMPENSATION COST
---------------------------        ----------------------------------------------------------------------------
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

     The following tables summarize the Company's LICP activity for the three and six months ended June 30, 2005:

STOCK OPTIONS

                                                      OUTSTANDING OPTIONS
                                                THREE MONTHS ENDED JUNE 30, 2005
                                                --------------------------------
                                                                   WEIGHTED-
                                                                    AVERAGE
                                                    SHARES          EXERCISE
                                                  (THOUSANDS)        PRICE
                                                  -----------        -----
Outstanding at March 31, 2005 ..................       15,693        $   15.62
  Canceled .....................................         (509)           16.28
  Exercised ....................................         (296)            6.33
                                                  -----------
Outstanding at June 30, 2005 ...................       14,888            15.78
                                                  ===========

                                                       NON-VESTED OPTIONS
                                                THREE MONTHS ENDED JUNE 30, 2005
                                                --------------------------------
                                                                    WEIGHTED-
                                                                     AVERAGE
                                                    SHARES          GRANT DATE
                                                  (THOUSANDS)       FAIR VALUE
                                                  -----------       ----------
Outstanding at March 31, 2005..............             4,032      $      1.76
  Vested...................................                --               --
  Canceled.................................                --               --
                                                  -----------
Outstanding at June 30, 2005...............             4,032             1.76
                                                  ===========

                                                           OUTSTANDING OPTIONS
                                                      SIX MONTHS ENDED JUNE 30, 2005
                                           -----------------------------------------------------
                                                                         REMAINING
                                                           WEIGHTED-      AVERAGE     AGGREGATE
                                                           AVERAGE      CONTRACTUAL   INTRINSIC
                                             SHARES        EXERCISE        LIFE         VALUE
                                           (THOUSANDS)      PRICE         (YEARS)     (MILLIONS)
                                           -----------     ---------    -----------   ----------
Outstanding at December 31, 2004 .......     16,159        $  15.42
  Canceled .............................       (663)          15.74
  Exercised ............................       (608)           6.35
                                             ------
Outstanding at June 30, 2005 ...........     14,888           15.78         4.6          $ 30
                                             ======
Exercisable at June 30, 2005 ...........     12,931           16.78         4.0            22
                                             ======

                                                           NON-VESTED OPTIONS
                                                     SIX MONTHS ENDED JUNE 30, 2005
                                                     ------------------------------
                                                                         WEIGHTED-
                                                                         AVERAGE
                                                       SHARES           GRANT DATE
                                                     (THOUSANDS)        FAIR VALUE
                                                     -----------        ----------
Outstanding at December 31, 2004 .................       6,854           $   1.61
  Vested .........................................      (2,770)              1.40
  Canceled .......................................         (52)              1.90
                                                        ------
Outstanding at June 30, 2005 .....................       4,032               1.76
                                                        ======

PERFORMANCE SHARES

                                                       OUTSTANDING AND NON-VESTED SHARES
                                                       THREE MONTHS ENDED JUNE 30, 2005
                                                       ---------------------------------
                                                                               WEIGHTED-
                                                                               AVERAGE
                                                         SHARES               GRANT DATE
                                                       (THOUSANDS)            FAIR VALUE
                                                       -----------            ----------
Outstanding at March 31, 2005 ......................      1,594                $   9.25
  Granted ..........................................         --                      --
  Canceled .........................................         (5)                   5.64
  Vested and released to participants ..............         (2)                   5.64
                                                          -----
Outstanding at June 30, 2005 .......................      1,587                    9.27
                                                          =====

                                                               OUTSTANDING SHARES
                                                         SIX MONTHS ENDED JUNE 30, 2005
                                                 -----------------------------------------------
                                                                     REMAINING
                                                                      AVERAGE         AGGREGATE
                                                                    CONTRACTUAL       INTRINSIC
                                                    SHARES             LIFE             VALUE
                                                 (THOUSANDS)          (YEARS)         (MILLIONS)
                                                 -----------        -----------       ----------
Outstanding at December 31, 2004 .............      1,169
  Granted ....................................        945
  Canceled ...................................       (154)
  Vested and released to participants ........       (373)
                                                    -----
Outstanding at June 30, 2005 .................      1,587               1.6              $ 16
                                                    =====

                                                            NON-VESTED SHARES
                                                     SIX MONTHS ENDED JUNE 30, 2005
                                                     ------------------------------
                                                                         WEIGHTED-
                                                                          AVERAGE
                                                        SHARES           GRANT DATE
                                                     (THOUSANDS)         FAIR VALUE
                                                     -----------         ----------
Outstanding at December 31, 2004 ..................       756              $ 5.70
  Granted .........................................       945               12.13
  Canceled ........................................       (94)              10.19
  Vested and released to participants .............       (20)               5.64
                                                        -----
Outstanding at June 30, 2005 ......................     1,587                9.27
                                                        =====

     The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). In addition, the aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

PERFORMANCE-BASED UNITS

                                                 OUTSTANDING AND NON-VESTED UNITS
                                                 THREE MONTHS ENDED JUNE 30, 2005
                                                 ---------------------------------
                                                                        WEIGHTED-
                                                                         AVERAGE
                                                    UNITS               GRANT DATE
                                                 (THOUSANDS)            FAIR VALUE
                                                 -----------            ----------
Outstanding at March 31, 2005 ................         35               $   100.00
   Canceled ..................................         --                       --
   Vested and released to participants .......         --                       --
                                                    -----
Outstanding at June 30, 2005 .................         35                   100.00
                                                    =====

                                                                 OUTSTANDING AND NON-VESTED UNITS
                                                                  SIX MONTHS ENDED JUNE 30, 2005
                                                 ---------------------------------------------------------------
                                                                                    REMAINING
                                                                  WEIGHTED-          AVERAGE           AGGREGATE
                                                                   AVERAGE         CONTRACTUAL         INTRINSIC
                                                    UNITS         GRANT DATE           LIFE              VALUE
                                                 (THOUSANDS)      FAIR VALUE         (YEARS)          (MILLIONS)
                                                 -----------      ----------       ------------       ----------
Outstanding at December 31, 2004 .............         37         $   100.00
   Canceled ..................................         (1)            100.00
   Vested and released to participants .......         (1)            100.00
                                                    -----
Outstanding at June 30, 2005 .................         35             100.00            1.5            $       3
                                                    =====

      The aggregate intrinsic value reflects the value of the performance units given current expectations of performance through the end of the cycle.

TIME-BASED RESTRICTED STOCK

                                                    OUTSTANDING AND NON-VESTED SHARES
                                                    THREE MONTHS ENDED JUNE 30, 2005
                                                    ---------------------------------
                                                                           WEIGHTED-
                                                                            AVERAGE
                                                      SHARES               GRANT DATE
                                                    (THOUSANDS)            FAIR VALUE
                                                    -----------           -----------
Outstanding at March 31, 2005 ................             986             $     8.71
   Granted ...................................              --                     --
   Canceled ..................................              (3)                  7.01
   Vested and released to participants .......              (9)                  7.60
                                                       -------
Outstanding at June 30, 2005 .................             974                   8.72
                                                       =======

                                                                     OUTSTANDING AND NON-VESTED SHARES
                                                                     SIX MONTHS ENDED JUNE 30, 2005
                                                      ----------------------------------------------------------
                                                                      WEIGHTED-        REMAINING
                                                                       AVERAGE          AVERAGE       AGGREGATE
                                                                        GRANT         CONTRACTUAL     INTRINSIC
                                                        SHARES           DATE             LIFE          VALUE
                                                      (THOUSANDS)     FAIR VALUE        (YEARS)       (MILLIONS)
                                                      ------------   -----------      -----------    ----------
Outstanding at December 31, 2004 .............               769     $      7.49
   Granted ...................................               277           12.13
   Canceled ..................................               (43)           9.75
   Vested and released to participants .......               (29)           6.92
                                                         -------
Outstanding at June 30, 2005 .................               974            8.72          1.4        $       13
                                                         =======

      The weighted-average grant-date fair values of awards granted were as follows for the three and six months ended June 30, 2004 and 2005:

                                     THREE MONTHS ENDED JUNE 30,
                                     ---------------------------
                                        2004              2005
                                     ---------           -------
Options ...........................  $      --           $    --
Performance units .................     100.00                --
Performance shares ................         --                --
Time-based restricted stock .......      11.29                --

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       2004             2005
                                                       ----             ----
Options............................................. $     1.86         $  --
Performance units...................................     100.00            --
Performance shares..................................        --          12.13
Time-based restricted stock.........................      10.91         12.13

     The total intrinsic value of awards received by participants were as follows for the three and six months ended June 30, 2004 and 2005:

                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                        2004             2005
                                                        ----             ----
                                                            (IN MILLIONS)
Options exercised...................................    $  1             $  2

                                                       SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                        2004             2005
                                                        ----             ----
                                                            (IN MILLIONS)
Options exercised....................................   $  2             $  4
Performance shares...................................      7                5

     As of June 30, 2005, there was $17 million of total unrecognized compensation cost related to non-vested LICP arrangements. That cost is expected to be recognized over a weighted-average period of 2 years.

     Cash received from LICPs was less than $1 million and $2 million for the three and six months ended June 30, 2004, respectively. Cash received from LICPs was $2 million and $4 million for the three and six months ended June 30, 2005, respectively.

     The actual tax benefit realized for tax deductions related to LICPs totaled $1 million and $4 million for the three and six months ended June 30, 2004, respectively. Tax benefits realized for the three and six months ended June 30, 2005 was $1 million and $4 million, respectively.

     The Company has a policy of issuing new shares in order to satisfy share-based payments related to LICPs.

     For further information, please read Note 9 to the CenterPoint Energy Form 10-K.

(b) Employee Benefit Plans.

      The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                   THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------
                                                2004                          2005
                                     --------------------------    --------------------------
                                     PENSION     POSTRETIREMENT    PENSION     POSTRETIREMENT
                                     BENEFITS       BENEFITS       BENEFITS       BENEFITS
                                     --------    --------------    --------    --------------
                                                          (IN MILLIONS)
Service cost......................   $     10       $       1      $      8       $      --
Interest cost.....................         25               8            25               7
Expected return on plan assets....        (26)             (3)          (35)             (3)
Net amortization..................         10               3             9               3
Other.............................          3              --            --              --
                                     --------    --------------    --------    ------------
Net periodic cost.................   $     22       $       9      $      7       $       7
                                     ========    ==============    ========    ============

                                                    SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------
                                               2004                          2005
                                     --------------------------    --------------------------
                                     PENSION     POSTRETIREMENT    PENSION     POSTRETIREMENT
                                     BENEFITS       BENEFITS       BENEFITS       BENEFITS
                                     --------    --------------    --------    --------------
                                                          (IN MILLIONS)
Service cost......................   $     20       $       2      $     17       $       1
Interest cost.....................         51              16            48              14
Expected return on plan assets....        (52)             (6)          (69)             (6)
Net amortization..................         19               6            19               5
Other.............................          3               2            --              --
                                     --------    --------------    --------    ------------
Net periodic cost.................   $     41       $      20      $     15       $      14
                                     ========    ==============    ========    ============

      Included in the net periodic cost for the three and six months ended June 30, 2004 is $4 million and $8 million, respectively, of expense related to Texas Genco's participants, which is reflected in discontinued operations in the Statements of Consolidated Income.

      Contributions to the pension plan are not required in 2005; however, the Company expects to make a contribution. The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $29 million to its postretirement benefits plan in 2005. As of June 30, 2005, $11 million of contributions have been made.

      In addition to the Company's non-contributory pension plan, the Company maintains a non-qualified benefit restoration plan. The net periodic cost associated with this plan for the three months ended June 30, 2004 and 2005 was $1 million and $2 million, respectively, and $3 million for each of the six months ended June 30, 2004 and 2005.

(4) NEW ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change and must be reported as a prior-period adjustment by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

(5) REGULATORY MATTERS

(a) Recovery of True-Up Balance.

      The Texas electric restructuring law provides for the Public Utility Commission of Texas (Texas Utility Commission) to conduct a "true-up" proceeding to determine CenterPoint Houston's stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, CenterPoint Houston filed its stranded cost true-up application with the Texas Utility Commission. CenterPoint Houston had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. Both CenterPoint Houston and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. The court held a hearing on the appeal in early August 2005, with a decision currently expected in the near future.

      There are two ways for CenterPoint Houston to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). In March 2005, the

Texas Utility Commission issued a financing order that authorized the issuance of transition bonds. Although several parties originally appealed the financing order, only two have maintained appeals. CenterPoint Houston will not be able to issue transition bonds while an appeal is pending. Prior to the appeal, it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order. On August 4, 2005, the District Court affirmed the financing order. Texas law provides for any further appeals to be filed directly with the Texas Supreme Court within 15 days.

      On July 14, 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC to collect approximately $570 million over 14 years plus interest at an annual rate of 11.075%. Based on the accrual of interest provided for in the CTC order, CenterPoint Houston expects that this amount will increase to approximately $600 million by the end of the third quarter which is when the CTC is expected to be implemented. The CTC order also allows CenterPoint Houston to collect approximately $24 million of rate case expenses over three years. The CTC order authorizes CenterPoint Houston to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. CenterPoint Houston cannot implement the CTC until the Texas Utility Commission takes final action on the motions for rehearing.

      Under the True-Up Order, CenterPoint Houston is allowed a return until the true-up balance is recovered. The rate of return is based on CenterPoint Houston's cost of capital, established in the Texas Utility Commission's final order issued in October 2001, which is derived from CenterPoint Houston's cost to finance assets (debt return) and an allowance for earnings on shareholders' investment (equity return). Consequently, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the rate of return has been bifurcated into a debt return component and an equity return component. CenterPoint Houston was allowed a return on the true-up balance of $65 million and $127 million for the three months and six months ended June 30, 2005, respectively. The debt return of $35 million and $69 million for the three months and six months ended June 30, 2005, respectively, was accrued and included in other income in the Company's Statements of Consolidated Income. The debt return will continue to be recognized as earned going forward. The equity return of $30 million and $58 million for the three months and six months ended June 30, 2005, respectively, will be recognized in income as it is collected through rates in the future. As of June 30, 2005, the Company has recorded a regulatory asset of $296 million related to the debt return on its true-up balance and has not recorded an allowed equity return of $205 million on its true-up balance because such return will be recognized as it is collected through rates in the future.

      Net income for both the three months and six months ended June 30, 2005 included an after-tax extraordinary gain of $30 million ($0.08 per diluted share) reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

      As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to-Beat, excess mitigation credits were terminated as of April 29, 2005. As a result of this settlement, the Company has applied the remaining unrefunded excess mitigation credits of approximately $522 million to reduce the regulatory asset related to stranded costs as of June 30, 2005.

(b) Final Fuel Reconciliation.

      The results of the Texas Utility Commission's final decision related to CenterPoint Houston's final fuel reconciliation are a component of the True-Up Order. CenterPoint Houston has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. A hearing on this issue was held before a district court in Travis County on April 22, 2005 and a judgment was entered from the district court on May 13, 2005 affirming the Texas Utility Commission's decision. CenterPoint Houston filed an appeal to the Court of Appeals on June 9, 2005.

(c) Rate Cases.

      In November 2004, Southern Gas Operations filed an application for a general rate increase with the Arkansas Public Service Commission (APSC). Southern Gas Operations' adjusted request, if approved, would increase base rates by approximately $28 million annually. The APSC staff has made a recommendation to the APSC for a rate decrease of $13 million. Hearings in the rate case are scheduled to begin in early August 2005 with billings under new rates expected to begin in the fourth quarter.

      In April 2005, the Railroad Commission of Texas (Railroad Commission) approved a settlement that increased Southern Gas Operations' base rate and service revenues by a combined $2 million in the unincorporated environs of its Beaumont/East Texas and South Texas Divisions. In June 2005, Southern Gas Operations filed a request to implement these rates within substantially all of the incorporated cities located in its Beaumont/East Texas and South Texas Divisions. If these rates are approved as requested, Southern Gas Operations' base rate and service revenues are expected to increase by an additional $16 million annually.

      In June 2005, the Minnesota Public Utilities Commission (MPUC) approved a settlement which increases Minnesota Gas' base rates by approximately $9 million annually. An interim rate increase of $17 million had been implemented in October 2004. A liability has been recorded for the excess of amounts collected in interim rates over those approved in the final settlement, which excess will be refunded to customers in the third quarter.

(d) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute was referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter. On May 25, 2005, the Railroad Commission issued a final order finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. An appeal from this order could be taken by the City of Tyler to the Court of Appeals and ultimately to the Texas Supreme Court, but no appeal has been filed to date.

(e) City of Houston Franchise.

      On June 27, 2005, CenterPoint Houston accepted an ordinance granting CenterPoint Houston a new 30-year franchise to use the public rights-of-way to conduct its business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of CenterPoint Houston and the City of Houston and provides for streamlined payment and audit procedures and a two-year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, CenterPoint Houston paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the annual increase or decrease in kWh delivered by CenterPoint Houston within the City of Houston.

      The New Franchise Ordinance requires the City of Houston to modify CenterPoint Houston's tariff to allow CenterPoint Houston to recover the Additional Amount from retail electric providers serving end-use retail electric customers within the City of Houston boundaries. CenterPoint Houston filed a request with the City of Houston to implement a tariff rider to collect the Additional Amount, but subsequently asked the City of Houston to abate further consideration of that application pending a review by counsel for the City of Houston and CenterPoint Houston regarding the implementation of the New Franchise Ordinance.

      CenterPoint Houston began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, CenterPoint Houston retains the right to recover from the City of Houston any portion of the Additional Amount paid (or to refuse to pay any portion not yet paid) for which CenterPoint Houston is denied recovery by any regulatory authority. Additionally, the New Franchise Ordinance provides that the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in CenterPoint Houston's base rates in any subsequent rate case.

(f) Settlement of FERC Audit.

      On June 27, 2005, CenterPoint Energy Gas Transmission Company (CEGT), a subsidiary of CERC Corp., received an Order from FERC accepting the terms of a settlement agreed upon by CEGT with the Staff of the FERC's Office of Market Oversight and Investigations (OMOI). The settlement brought to a conclusion an investigation of CEGT initiated by OMOI in August 2003. Among other things, the investigation involved a comprehensive review of CEGT's relationship with its marketing affiliates and compliance with various FERC record-keeping and reporting requirements covering the period from January 1, 2001 through September 22, 2004.

      OMOI Staff took the position that some of CEGT's actions resulted in a limited number of violations of FERC's affiliate regulations or were in violation of certain record-keeping and administrative requirements. OMOI did not find any systematic violations of its rules governing communications or other relationships among affiliates.

      The settlement included two remedies: a payment of a $270,000 civil penalty and the execution of a compliance plan, applicable to both CEGT and its sister pipeline, CenterPoint Energy - Mississippi River Transmission Corporation
(MRT). The compliance plan consists of a detailed set of Implementation Procedures that will facilitate compliance with FERC's Order No. 2004, the Standards of Conduct, which regulate behavior between regulated entities and their affiliates. The Company does not believe the compliance plan will have any material effect on CEGT's or MRT's ability to conduct their business.

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

      Cash Flow Hedges. During the six months ended June 30, 2004 and 2005, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Statements of Consolidated Operations under the caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2005, the Company expects $12 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Other Derivative Financial Instruments. The Company also has natural gas contracts that are derivatives which are not hedged. Load following services that the Company offers its natural gas customers create an inherent tendency for the Company to be either long or short natural gas supplies relative to customer purchase commitments. The Company measures and values all of its volumetric imbalances on a real-time basis to minimize its exposure to commodity price and volume risk. The aggregate Value at Risk (VaR) associated with these operations is calculated daily and averaged $0.3 million with a high of $1 million during the first six months of 2005. The Company does not engage in proprietary or speculative commodity trading. Unhedged positions are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in operating income, net. During the six months ended June 30, 2004 and 2005, the Company recognized net gains (losses) related to unhedged positions amounting to $(2) million and $6 million, respectively. As of December 31, 2004, the Company had recorded short-term risk management assets and liabilities of $4 million and $5 million, respectively, included in other current assets and other current liabilities, respectively. As of June 30, 2005, the Company had recorded short-term risk management assets and liabilities of $3 million and $3 million, respectively, included in other current assets and other current liabilities, respectively.

      Interest Rate Swaps. During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive loss and is being amortized into interest expense over the life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive loss for the six months ended June 30, 2004 and 2005, was $13 million and $15 million, respectively.

      Embedded Derivative. The Company's $575 million of convertible senior notes, issued May 19, 2003 and $255 million of convertible senior notes, issued December 17, 2003, contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly, must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest components was not material at issuance or at June 30, 2005.

(7) GOODWILL AND INTANGIBLES

      Goodwill by reportable business segment is as follows (in millions):

                                  DECEMBER 31,       JUNE 30,
                                      2004             2005
                                  -------------     ------------
Natural Gas Distribution.......    $      1,085     $      1,085
Pipelines and Gathering........             601              604
Other Operations...............              55               55
                                  -------------     ------------
  Total........................    $      1,741     $      1,744
                                  =============     ============

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                           DECEMBER 31, 2004                 JUNE 30, 2005
                                                       ---------------------------      --------------------------
                                                        CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                       ---------      ------------      --------      ------------
                                                                             (IN MILLIONS)
Land use rights....................................    $      55      $      (12)       $     55       $      (13)
Other..............................................           21              (6)             21               (6)
                                                       ---------      ----------        --------       ----------
    Total..........................................    $      76      $      (18)       $     76       $      (19)
                                                       =========      ==========        ========       ==========

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2005. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for both the three months ended June 30, 2004 and 2005 was $0.6 million and for both the six months ended June 30, 2004 and 2005 was $1.2 million. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows (in millions):

2005........................................     $     1
2006........................................           3
2007........................................           3
2008........................................           3
2009........................................           3
2010........................................           2
                                                 -------
  Total.....................................     $    15
                                                 =======

(8) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income (net of tax):

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         --------------------------      -------------------------
                                                         2004             2005            2004            2005
                                                         -------         ---------       -------        ---------
                                                                              (IN MILLIONS)
Net income...........................................    $    57         $    54         $   131        $     121
                                                         -------         -------         -------        ---------
Other comprehensive income:
  Net deferred gain from cash flow hedges............          8               1              16               10
  Reclassification of deferred loss (gain) from cash
    flow hedges realized in net income...............         (1)              2               1                8
  Other comprehensive income from discontinued
    operations.......................................         --               4              --                4
                                                         -------         -------         -------        ---------
Other comprehensive income...........................          7               7              17               22
                                                         -------         -------         -------        ---------
Comprehensive income ................................    $    64         $    61         $   148        $     143
                                                         =======         =======         =======        =========


      The following table summarizes the components of accumulated other comprehensive loss:

                                                                                       DECEMBER 31,      JUNE 30,
                                                                                           2004            2005
                                                                                       ------------      --------
                                                                                               (IN MILLIONS)
Minimum pension liability adjustment...............................................    $         (6)     $     (6)
Net deferred loss from cash flow hedges............................................             (52)          (34)
Other comprehensive loss from discontinued operations..............................              (3)           --
                                                                                       ------------      --------
Total accumulated other comprehensive loss ........................................    $        (61)     $    (40)
                                                                                       ============      ========

(9) CAPITAL STOCK

      CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2004, 308,045,381 shares of CenterPoint Energy common stock were issued and 308,045,215 shares of CenterPoint Energy common stock were outstanding. At June 30, 2005, 309,396,389 shares of CenterPoint Energy common stock were issued and 309,396,223 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2004 and June 30, 2005.

      CenterPoint Energy declared a dividend of $0.10 per share in each of the first and second quarters of 2004. On January 26, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might limit the Company's ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, the Company may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC approving payment of the quarterly dividend from capital or unearned surplus. There can be no assurance, however, that the SEC would authorize such payments. As a result of the seasonal nature of the Company's utility businesses, the first quarter is generally the strongest quarter for the Company's gas distribution business. On June 2, 2005, the Company's board of directors declared a dividend of $0.07 per share of common stock payable on June 30, 2005 to shareholders of record as of the close of business on June 15, 2005. Although dividends are subject to consideration and approval of the Company's Board of Directors, subject to the Board's determination, the Company currently intends to pay a 2005 annual dividend of $0.40 per share in keeping with the Company's historic levels and subject to remaining in compliance with the dividend payment limitations imposed under the 1935 Act.

(10) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-term Debt.

      In June 2005, CERC Corp. replaced its $250 million three-year revolving credit facility with a $400 million five-year revolving credit facility. The new credit facility terminates on June 30, 2010. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 55 basis points, including the facility fee, based on current credit ratings. An additional utilization fee of 10 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of June 30, 2005, such credit facility was not utilized.

      In March 2005, the Company replaced its $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of June 30, 2005, borrowings of $120 million were outstanding under the revolving credit facility.

      In March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of June 30, 2005, there were no borrowings outstanding under the revolving credit facility.

      CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston must be used to repay borrowings under the facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. The interest rate under the term loan which this facility would replace is LIBOR plus 975 basis points. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      Convertible Debt. In March 2005, the Company filed a registration statement relating to an offer to exchange its $575 million aggregate principal amount of 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement was declared effective by the SEC on July 19, 2005 at which time the Company commenced the exchange offer. The exchange offer expires on August 17, 2005. The Company has commenced the exchange offer in response to the guidance set forth in Emerging Issues Task Force (EITF) Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" (EITF 04-8). Under that guidance, because settlement of the principal portion of new notes will be made in cash rather than stock, exchanging new notes for old notes will allow the Company to exclude the portion of the conversion value of the new notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. See
Note 12 for the impact on diluted earnings per share related to these securities.

      Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, a Delaware statutory business trust created by CenterPoint Energy (HL&P Capital Trust II) issued to the public $100 million aggregate amount of capital securities. The trust used the proceeds of the offering to purchase junior subordinated debentures issued by CenterPoint Energy having an interest rate and maturity date that correspond to the distribution rate and the mandatory redemption date of the capital securities. The amount of outstanding junior subordinated debentures discussed above was included in long-term debt as of December 31, 2004 and June 30, 2005.

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

      The capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of June 30, 2005, no interest payments on the junior subordinated debentures had been deferred.

      The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of the capital securities of the trust described above and the identity and similar terms of the related series of junior subordinated debentures are as follows:

                                 AGGREGATE LIQUIDATION
                                       AMOUNTS AS OF        DISTRIBUTION   MANDATORY
                              --------------------------       RATE/       REDEMPTION
                              DECEMBER 31,      JUNE 30,     INTEREST       DATE/
TRUST                             2004            2005         RATE       MATURITY DATE    JUNIOR SUBORDINATED DEBENTURES
-----                         ------------      --------    ------------  -------------    ------------------------------
                                     (IN MILLIONS)
HL&P Capital Trust II......      $ 100           $ 100         8.257%     February 2037    8.257% Junior Subordinated
                                                                                           Deferrable Interest
                                                                                           Debentures Series B

      In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. The amount of outstanding junior subordinated debentures was included in long-term debt as of December 31, 2004 and June 30, 2005.

      The convertible preferred securities were mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities were convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of both December 31, 2004 and June 30, 2005, the liquidation amount of convertible preferred securities outstanding was $0.3 million. The securities, and their underlying convertible junior subordinated debentures, bore interest at 6.25% and had a June 2026 maturity date. Subject to some limitations, CERC Corp. had the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. could not pay dividends on its common stock to CenterPoint Energy. As of June 30, 2005, no interest payments on the convertible junior subordinated debentures had been deferred.

      On July 1, 2005, the $0.3 million of convertible preferred securities and the $6 million of related convertible junior subordinated debentures were called for redemption on August 1, 2005. Most of the convertible preferred securities were converted prior to the redemption date and the remaining securities were redeemed.

(b) Receivables Facility.

      In January 2005, CERC's $250 million receivables facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million to provide additional liquidity to CERC during the peak heating season of 2005. As of June 30, 2005, CERC had $181 million of advances under its receivables facility.

      The average outstanding balance on the receivables facility was $181 million for the six months ended June 30, 2005. Sales of receivables were approximately $0.6 billion and $0.4 billion for the three months ended June 30, 2004 and 2005, respectively, and $1.3 billion and $0.9 billion for the six months ended June 30, 2004 and 2005, respectively.

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

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, several of the electricity complaints have been dismissed by the trial court and are on appeal, and several of the dismissals have been affirmed by appellate courts. Others remain in the early procedural stages. One of the gas complaints has also been dismissed and is on appeal. The other gas cases remain in the early procedural stages. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and, in some cases, former corporate officers or employees of some of those companies have been named as defendants in these suits.

      The Company or its predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2005 and are pending in California state courts in San Diego County and in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento, San Jose and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Houston and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed the Company's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption. On April 18, 2005, the Supreme Court of the United States denied the Attorney General's petition for certiorari in one of these cases. No petition for certiorari was filed in the other case, and both of these cases are now finally resolved in favor of the defendants. In one other case filed by the California Attorney General, a claim for injunctive relief remains pending, with a trial currently scheduled to begin in federal district court in February 2006. Several cases that are now pending in state court in San Diego County were originally filed in several California state courts but were removed by the defendants to federal district court. When the federal district court remanded those cases, they were coordinated in front of one San Diego state court. In July 2005, that San Diego state court refused to dismiss certain of those cases based on defendants' claims of federal preemption and the filed rate doctrine.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004, the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants appealed the court's order certifying the class and asked the trial court to reconsider its ruling certifying the class. In July 2005, the parties announced that they had reached a settlement in this matter, subject to court approval. The terms of the settlement do not require a payment by the Company.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by the Company. Two of the lawsuits have been dismissed without prejudice. The Company and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by the Company, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by the Company when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution.
Both the plaintiffs and the defendants have pending motions for summary judgement before the court. The court is expected to establish a trial date for this case later in the fall.

      In October 2002, a derivative action was filed in the federal district court in Houston against the directors and officers of the Company. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. The Company's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a Company shareholder. The second letter demanded that the Company take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of the Company. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the same party sent another demand asserting the same claims, but there has been no further activity.

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

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the remaining 45 cities remain pending in the same court. The Company does not expect the outcome of the remaining claims to have a material impact on its financial condition, results of operations or cash flows.

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

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission
(LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CERC, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In November 2004, the Miller County case was removed to federal district court in Texarkana, Arkansas. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. In June 2005, the Miller County case was remanded to state district court in Miller County. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The allegations in these cases are similar to those asserted in the City of Tyler proceeding described in Note 5(d). The Company and CERC do not expect the outcome of these matters to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

      Pipeline Safety Compliance. In 2005, CERC received an order from the Minnesota Office of Pipeline Safety to remove certain components from a portion of its distribution system by December 2, 2005. Those components were installed by a predecessor company and are not in compliance with current state and federal codes. CERC estimates the range of expenditures to locate and replace such components to be $35 to $45 million. CERC will request return on and of the capitalized expenditures in future rate cases.

      Minnesota Cold Weather Rule. In December 2004, the MPUC opened an investigation to determine whether CERC's practices regarding restoring natural gas service during the period between October 15 and April 15 (Cold Weather Period) are in compliance with the MPUC's Cold Weather Rule (CWR), which governs disconnection and reconnection of customers during the Cold Weather Period. The Minnesota Office of the Attorney General issued its report alleging CERC has violated the CWR and recommended a $5 million penalty. CERC filed its reply comments in July 2005. In addition, in June 2005, CERC was named in a suit filed on behalf of a purported class of customers who allege that CERC's conduct under the CWR was in violation of the Minnesota Consumer Fraud Act and the Minnesota Deceptive Trade Practices Act and was negligent and fraudulent. CERC believes that it has not knowingly and intentionally violated the CWR and intends to vigorously contest the lawsuit. CERC does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

      At June 30, 2005, CERC had accrued $18 million for remediation of certain Minnesota sites. At June 30, 2005, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2005, CERC has collected or accrued $13 million from insurance companies and ratepayers to be used for future environmental remediation.

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

(d)  Tax Contingencies.

      As discussed in Note 10 to the CenterPoint Energy Notes, in the 1997 through 2000 audit (which now includes 2001), the Internal Revenue Service (IRS) disallowed all deductions for original issue discount (OID) relating to the Company's 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with the Company's long position in Time Warner common stock (TW Common), constitute a straddle under Section 1092 and 246 of the Internal Revenue Code of 1986, as amended and (2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

      The Company's ability to realize the tax benefit of future capital losses, if any, from the sale of the 21.6 million shares of TW Common currently held will depend on the timing of those sales, the value of TW Common stock when sold, and the extent of any other capital gains and losses.

      Although the Company is protesting the contention of the IRS, at December 31, 2004, the Company had established a tax reserve for this issue of $79 million, which was increased to $101 million at June 30, 2005. The Company has also reserved for other significant tax items including issues relating to acquisitions, capital cost recovery and certain positions taken with respect to state tax filings. The total amount reserved for the other items is approximately $40 million.

(e)  Nuclear Decommissioning Trusts.

      CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, deposited $2.9 million in 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to deposit approximately $2.9 million of collected charges in 2005. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the Nuclear Regulatory Commission relating to Texas Genco's nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and the Texas Utility Commission's final order, CenterPoint Houston and Texas Genco are presently jointly administering the decommissioning funds through the

Nuclear Decommissioning Trust Investment Committee. Texas Genco and CenterPoint Houston have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. As administrators of the decommissioning funds, CenterPoint Houston and Texas Genco are jointly responsible for assuring that the funds are prudently invested in a manner consistent with the rules of the Texas Utility Commission. CenterPoint Houston and Texas Genco expect to file a request with the Texas Utility Commission in 2005 to name Texas Genco as the sole fund administrator. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of CenterPoint Houston or its successor.

(12)  EARNINGS PER SHARE

      The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                         ----------------------------  ----------------------------
                                                                              2004          2005           2004           2005
                                                                         -------------  -------------  -------------  -------------
                                                                                       (IN MILLIONS, EXCEPT SHARE AND
                                                                                             PER SHARE AMOUNTS)
Basic EPS Calculation:
   Income (loss) from continuing operations before
    extraordinary item................................................   $          (3) $          27  $          26  $          94
   Discontinued operations, net of tax................................              60             (3)           105             (3)
   Extraordinary item, net of tax.....................................              --             30             --             30
                                                                         -------------  -------------  -------------  -------------
   Net income.........................................................   $          57  $          54  $         131  $         121
                                                                         =============  =============  =============  =============

Weighted average shares outstanding...................................     307,250,000    309,098,000    306,631,000    308,786,000
                                                                         =============  =============  =============  =============

Basic EPS:
   Income (loss) from continuing operations before
    extraordinary item................................................   $       (0.01) $        0.09  $        0.09  $        0.30
   Discontinued operations, net of tax................................            0.20          (0.01)          0.34          (0.01)
   Extraordinary item, net of tax.....................................              --           0.10             --           0.10
                                                                         -------------  -------------  -------------  -------------
   Net income.........................................................   $        0.19  $        0.18  $        0.43  $        0.39
                                                                         =============  =============  =============  =============

Diluted EPS Calculation:
   Net income.........................................................   $          57  $          54  $         131  $         121
   Plus: Income impact of assumed conversions:
     Interest on 3 3/4% convertible senior notes......................              --              4             --              7
     Interest on 6 1/4% convertible trust preferred securities........              --             --             --             --
                                                                         -------------  -------------  -------------  -------------
   Total earnings effect assuming dilution............................   $          57  $          58  $         131  $         128
                                                                         =============  =============  =============  =============

Weighted average shares outstanding...................................     307,250,000    309,098,000    306,631,000    308,786,000
   Plus: Incremental shares from assumed conversions (1):
     Stock options....................................................       1,301,000      1,302,000      1,259,000      1,254,000
     Restricted stock.................................................       1,070,000      1,365,000      1,070,000      1,365,000
     3 3/4% convertible senior notes..................................              --     49,655,000             --     49,655,000
     6 1/4% convertible trust preferred securities....................          17,000         16,000         17,000         16,000
                                                                         -------------  -------------  -------------  -------------

   Weighted average shares assuming dilution..........................     309,638,000    361,436,000    308,977,000    361,076,000
                                                                         =============  =============  =============  =============

Diluted EPS:
   Income (loss) from continuing operations before
    extraordinary item...............................................     $      (0.01) $        0.09  $        0.08  $        0.28
   Discontinued operations, net of tax................................            0.20          (0.01)          0.34          (0.01)
   Extraordinary item, net of tax.....................................              --           0.08             --           0.08
                                                                         -------------  -------------  -------------  -------------

   Net income.........................................................    $       0.19  $        0.16  $        0.42  $        0.35
                                                                         =============  =============  =============  =============

-----------------

(1) For the three months ended June 30, 2004 and 2005, the computation of diluted EPS excludes options to purchase 10,024,219 and 9,356,759 shares of common stock, respectively, that have exercise prices (ranging from $11.29 to $32.26 per share and $14.01 to $32.26 per share for the second quarter of 2004 and 2005, respectively) greater than the per share average market price for the period and would thus be antidilutive if exercised.

      For the six months ended June 30, 2004 and 2005, the computation of diluted EPS excludes options to purchase 12,037,219 and 9,356,759 shares of common stock, respectively, that have exercise prices (ranging from $10.92 to $32.26 per share and $14.01 to $32.26 per share for the first six months of 2004 and 2005, respectively) greater than the per share average market price for the period and would thus be antidilutive if exercised.

      The Company's $575 million contingently convertible notes are included in the calculation of diluted earnings per share pursuant to EITF 04-8. The Company's $255 million contingently convertible notes are not included in the calculation of diluted earnings per share because the terms of this debt instrument were modified prior to December 31, 2004 to provide for only cash settlement of the principal amount upon conversion as required by EITF 04-8. Additionally, the $255 million contingently convertible notes were excluded from the calculation of diluted earnings per share because the average market price of the Company's common stock for the three and six months ended June 30, 2005 did not exceed the conversion price of these notes and would thus be antidilutive. Diluted earnings per share for the three months and six months ended June 30, 2004 have not been restated for the adoption of EITF 04-8 effective December 31, 2004 as inclusion of the contingently convertible shares have an antidilutive effect. The impact on the Company's diluted EPS from continuing operations for the three and six months ended June 30, 2005 was a decrease of $-0- and $0.02 per share, respectively.

      Subsequent to the modification of the $255 million contingently convertible notes to provide for only cash settlement of the principal amount upon conversion, the notes will only be included in the calculation of diluted earnings per share when the average market price of the Company's common stock exceeds the conversion price. Any new notes issued in connection with the exchange offer related to the $575 million contingently convertible notes will be treated similarly. The conversion prices for the $225 million and $575 million contingently convertible notes are $12.81 and $11.58, respectively.

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

      Financial data for the Company's reportable business segments are as follows:

                                                                              FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                                    --------------------------------------------------------
                                                                     REVENUES FROM             NET
                                                                       EXTERNAL           INTERSEGMENT      OPERATING INCOME
                                                                       CUSTOMERS            REVENUES            (LOSS)
                                                                    --------------       -------------      ----------------
                                                                                          (IN MILLIONS)
Electric Transmission & Distribution.............................   $          375(1)    $          --      $            127
Natural Gas Distribution.........................................            1,245(2)               --                    23
Pipelines and Gathering..........................................               79(3)               34                    42
Other Operations.................................................                1                   2                    (6)
Eliminations.....................................................               --                 (36)                   --
                                                                    --------------       -------------      ----------------
Consolidated.....................................................   $        1,700       $          --      $            186
                                                                    ==============       =============      ================

                                                                              FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                                                    --------------------------------------------------------
                                                                     REVENUES FROM            NET
                                                                       EXTERNAL          INTERSEGMENT       OPERATING INCOME
                                                                       CUSTOMERS           REVENUES             (LOSS)
                                                                    --------------       -------------      ----------------
                                                                                            (IN MILLIONS)
Electric Transmission & Distribution.............................   $          414(1)    $          --      $            122
Natural Gas Distribution.........................................            1,429                   1                    19
Pipelines and Gathering..........................................               87                  38                    52
Other Operations.................................................                2                   2                    (7)
Eliminations.....................................................               --                 (41)                   --
                                                                    --------------       -------------      ----------------
Consolidated.....................................................   $        1,932       $          --      $            186
                                                                    ==============       =============      ================

                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                ------------------------------------------------
                                                REVENUES FROM        NET                             TOTAL ASSETS
                                                  EXTERNAL       INTERSEGMENT   OPERATING INCOME        AS OF
                                                  CUSTOMERS        REVENUES          (LOSS)        DECEMBER 31, 2004
                                                -------------    ------------   ----------------   -----------------
                                                                           (IN MILLIONS)
Electric Transmission & Distribution ........   $         705(1) $         --   $            212   $           8,783
Natural Gas Distribution.....................           3,375(2)            1                140               4,798
Pipelines and Gathering......................             145(3)           71                 87               2,637
Other Operations.............................               3               3                (13)              2,794
Discontinued Operations......................              --              --                 --               1,565
Eliminations.................................              --             (75)                --              (2,415)
                                                -------------    ------------   ----------------   -----------------
Consolidated.................................   $       4,228     $        --   $            426   $          18,162
                                                =============    ============   ================   =================

                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                ------------------------------------------------
                                                REVENUES FROM        NET                              TOTAL ASSETS
                                                  EXTERNAL       INTERSEGMENT   OPERATING INCOME         AS OF
                                                  CUSTOMERS        REVENUES          (LOSS)          JUNE 30, 2005
                                                -------------    ------------   ----------------   -----------------
                                                                            (IN MILLIONS)
Electric Transmission & Distribution ........   $         759(1) $         --   $            202   $           8,311
Natural Gas Distribution.....................           3,757               3                158               4,779
Pipelines and Gathering......................             171              75                116               2,798
Other Operations.............................               7               4                (14)              2,234
Eliminations.................................              --             (82)                --              (2,232)
                                                -------------    ------------   ----------------   -----------------
Consolidated.................................   $       4,694    $         --   $            462   $          15,890
                                                =============    ============   ================   =================

-------------

(1) Sales to subsidiaries of RRI for the three months ended June 30, 2004 and 2005 represented approximately $202 million and $183 million, respectively, of CenterPoint Houston's transmission and distribution revenues from external customers. Sales to subsidiaries of RRI for the six months ended June 30, 2004 and

      2005 represented approximately $401 million and $366 million, respectively, of CenterPoint Houston's transmission and distribution revenues from external customers.

(2) Sales to Texas Genco for the three and six months ended June 30, 2004 of $10 million and $16 million, respectively, have been reclassified from intersegment revenues to revenues from external customers due to the sale of Texas Genco.

(3) Sales to Texas Genco for the three and six months ended June 30, 2004 of $1 million and $2 million, respectively, have been reclassified from intersegment revenues to revenues from external customers due to the sale of Texas Genco.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                EXECUTIVE SUMMARY

RECENT EVENTS

RECOVERY OF TRUE-UP BALANCE

      The Texas Electric Choice Plan (Texas electric restructuring law) provides for the Public Utility Commission of Texas (Texas Utility Commission) to conduct a "true-up" proceeding to determine CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston) stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, CenterPoint Houston filed its stranded cost true-up application with the Texas Utility Commission. CenterPoint Houston had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. Both CenterPoint Houston and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. The court held a hearing on the appeal in early August 2005 with a decision currently expected in the near future.

      There are two ways for CenterPoint Houston to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). In March 2005, the Texas Utility Commission issued a financing order that authorized the issuance of transition bonds. Although several parties originally appealed the financing order, only two have maintained appeals. CenterPoint Houston will not be able to issue transition bonds while an appeal is pending. Prior to the appeal, it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order. On August 4, 2005 the District Court affirmed the financing order. Texas law provides for any further appeals to be filed directly with the Texas Supreme Court within 15 days.

      On July 14, 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC to collect approximately $570 million over 14 years plus interest at an annual rate of 11.075%. Based on the accrual of interest provided for in the CTC order, CenterPoint Houston expects that this amount will increase to approximately $600 million by the end of the third quarter which is when the CTC is expected to be implemented. The CTC order also allows CenterPoint Houston to collect approximately $24 million of rate case expenses over three years. The CTC order authorizes CenterPoint Houston to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. CenterPoint Houston cannot implement the CTC until the Texas Utility Commission takes final action on the motions for rehearing.

      CenterPoint Houston is entitled to accrue a return on the true-up balance until it is fully recovered.

CITY OF HOUSTON FRANCHISE

      On June 27, 2005, CenterPoint Houston accepted an ordinance granting CenterPoint Houston a new 30-year franchise to use the public rights-of-way to conduct its business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of CenterPoint Houston and the City of Houston and provides for streamlined payment and audit procedures and a two year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, CenterPoint Houston paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the

Additional Amount will be adjusted annually based on the annual increase or decrease in kWh delivered by CenterPoint Houston within the City of Houston.

      The New Franchise Ordinance requires the City of Houston to modify CenterPoint Houston's tariff to allow CenterPoint Houston to recover the Additional Amount from retail electric providers serving end-use retail electric customers within the City of Houston boundaries. CenterPoint Houston filed a request with the City of Houston to implement a tariff rider to collect the Additional Amount, but subsequently asked the City of Houston to abate further consideration of that application pending a review by counsel for the City of Houston and CenterPoint Houston regarding the implementation of the New Franchise Ordinance.

      CenterPoint Houston began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, CenterPoint Houston retains the right to recover from the City of Houston any portion of the Additional Amount paid (or to refuse to pay any portion not yet paid) for which CenterPoint Houston is denied recovery by any regulatory authority. Additionally, the New Franchise Ordinance provides that the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in CenterPoint Houston's base rates in any subsequent rate case.

COMPLETION OF SALE OF TEXAS GENCO

     On April 13, 2005, we completed the sale of our nuclear generation assets, consisting of a 30.8% undivided interest in the South Texas Project Electric Generating Station, to Texas Genco LLC (formerly known as GC Power Acquisition
LLC) for $700 million in cash. The sale was effected through the merger of our wholly owned subsidiary, Texas Genco Holdings, Inc. (Texas Genco), with a wholly owned subsidiary of Texas Genco LLC. As a result of the merger, Texas Genco became a wholly owned subsidiary of Texas Genco LLC and we received $700 million in cash. We used the proceeds primarily to repay outstanding indebtedness. The merger was the second and final step of the transaction announced in July 2004 in which Texas Genco LLC agreed to acquire Texas Genco. In the first step of the transaction, involving the sale of Texas Genco's fossil generation assets (coal, lignite and gas-fired plants), we received $2.231 billion in December 2004, which was used primarily to pay down debt. In 2004, we recorded a loss of $214 million related to the sale of Texas Genco and recorded additional losses to offset subsequent earnings of Texas Genco. We continued to record additional losses in 2005 until the April 2005 closing of the final step of the sale transaction to offset Texas Genco's 2005 earnings.

DEBT FINANCING TRANSACTIONS

      In March 2005, we filed a registration statement relating to an offer to exchange our $575 million aggregate principal amount of 3.75% convertible senior notes due 2023 for a new series of 3.75% convertible senior notes due 2023. This registration statement was declared effective by the SEC on July 19, 2005 at which time we commenced the exchange offer. The exchange offer expires on August 17, 2005. We commenced the exchange offer in response to the guidance set forth in Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under that guidance, because the terms of the new notes provide for settlement of the principal amount on conversion in cash rather than our common stock, exchanging new notes for old notes will allow us to exclude the portion of the conversion value of the new notes attributable to their principal amount from our computation of diluted earnings per share from continuing operations.

      In June 2005, CERC Corp. replaced its $250 million three-year revolving credit facility with a $400 million five-year revolving credit facility. The new credit facility terminates on June 30, 2010. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 55 basis points, including the facility fee, based on current credit ratings. An additional utilization fee of 10 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

REPEAL OF THE PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     On July 29, 2005, Congress passed the Energy Policy Act of 2005 (Energy
Act), which President Bush is expected to sign in early August. Under that legislation, the Public Utility Holding Company Act of 1935 (1935 Act) is repealed six months after the enactment of the Energy Act. After the effective date of repeal, we and our subsidiaries will no longer be subject to restrictions imposed under the

1935 Act. Until the repeal is effective, we and our subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act transfers to the Federal Energy Regulatory Commission (FERC) certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on us and our subsidiaries as result of that rulemaking.

2ND QUARTER 2005 HIGHLIGHTS

      Our operating performance for the second quarter of 2005 compared to the second quarter of 2004 was affected by:

      - increased operating income of $10 million in our Pipelines and Gathering business segment primarily from increased demand for certain transportation and ancillary services and increased throughput and demand for services related to our core gas gathering operations;

      - continued customer growth, with the addition of 95,000 metered electric and gas customers;

      - an increase in other income of $35 million for the second quarter of 2005 related to the return on our true-up balance; and

      -     a decrease in interest expense of $10 million.

The above increases in operating performance were partially offset by:

      - decreased operating income of $5 million in our Electric Transmission & Distribution business segment primarily from increased state and local taxes and higher operation and maintenance expenses including the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in the second quarter of 2004 and higher transmission costs, partially offset by increased usage mainly due to weather, continued customer growth and higher transmission cost recovery; and

      - decreased operating income of $4 million in our Natural Gas Distribution business segment primarily due to increased depreciation expense.

                       CONSOLIDATED RESULTS OF OPERATIONS

      All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------     --------------------------
                                                            2004             2005           2004            2005
                                                         ----------       ----------     ----------      ----------
Revenues............................................     $    1,700       $    1,932     $    4,228      $    4,694
Expenses............................................          1,514            1,746          3,802           4,232
                                                         ----------       ----------     ----------      ----------
Operating Income....................................            186              186            426             462
Interest and Other Finance Charges..................           (198)            (189)          (391)           (371)
Other Income, net...................................             10               48             14              84
                                                         ----------       ----------     ----------      ----------
Income (Loss) From Continuing Operations Before
  Income Taxes and Extraordinary Item...............             (2)              45             49             175
Income Tax Expense..................................             (1)             (18)           (23)            (81)
                                                         ----------       ----------     ----------      ----------
Income (Loss) From Continuing Operations Before
  Extraordinary Item................................             (3)              27             26              94
Discontinued Operations, net of tax.................             60               (3)           105              (3)
                                                         ----------       ----------     ----------      ----------
Income Before Extraordinary Item....................             57               24            131              91
Extraordinary Item, net of tax......................             --               30             --              30
                                                         ----------       ----------     ----------      ----------
Net Income..........................................     $       57       $       54     $      131      $      121
                                                         ==========       ==========     ==========      ==========

BASIC EARNINGS PER SHARE:
  Income (Loss) From Continuing Operations Before
    Extraordinary Item..............................     $    (0.01)      $     0.09     $     0.09      $     0.30
  Discontinued Operations, net of tax...............           0.20            (0.01)          0.34           (0.01)
  Extraordinary Item, net of tax....................             --             0.10             --            0.10
                                                         ----------       ----------     ----------      ----------
  Net Income........................................     $     0.19       $     0.18     $     0.43      $     0.39
                                                         ==========       ==========     ==========      ==========

DILUTED EARNINGS PER SHARE:
  Income (Loss) From Continuing Operations Before
    Extraordinary Item..............................     $    (0.01)      $     0.09     $     0.08      $     0.28
  Discontinued Operations, net of tax...............           0.20            (0.01)          0.34           (0.01)
  Extraordinary Item, net of tax....................             --             0.08             --            0.08
                                                         ----------       ----------     ----------      ----------
  Net Income........................................     $     0.19       $     0.16     $     0.42      $     0.35
                                                         ==========       ==========     ==========      ==========

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Income from Continuing Operations. We reported income from continuing operations before extraordinary item of $27 million ($0.09 per diluted share) for the three months ended June 30, 2005 as compared to a $3 million loss ($0.01 per diluted share) for the same period in 2004. The increase in income from continuing operations of $30 million was primarily due to increased operating income of $10 million in our Pipelines and Gathering business segment resulting from increased demand for certain transportation and ancillary services as well as increased throughput and demand for services related to our core gas gathering operations, $35 million of other income related to a return on the true-up balance of our Electric Transmission & Distribution business segment as a result of the True-Up Order and a $10 million decrease in interest expense due to lower borrowing levels and lower borrowing costs reflecting the replacement of certain of our credit facilities. These increases were partially offset by decreased operating income of $5 million in our Electric Transmission & Distribution business segment primarily from increased state and local taxes and higher operation and maintenance expenses including the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in the second quarter of 2004, partially offset by increased usage mainly due to weather, continued customer growth and higher transmission cost recovery, as well as decreased operating income of $4 million in our Natural Gas
Distribution business segment primarily due to increased depreciation expense and increased income tax expense as discussed below.

      Income Tax Expense. During the three months ended June 30, 2005, our effective tax rate was 39.3%. The most significant items affecting our effective tax rate in the second quarter of 2005 were an addition to the tax reserve of approximately $12 million relating to the contention of the Internal Revenue Service (IRS) that the current deductions for original issue discount (OID) on our 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) be capitalized, potentially converting what would be ordinary deductions into capital losses at the time the ZENS are settled, partially offset by a favorable tax audit adjustment of $10 million. We expect the reserve to increase by approximately $12 million in each of the remaining two quarters.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Income from Continuing Operations. We reported income from continuing operations before extraordinary item of $94 million ($0.28 per diluted share) for the six months ended June 30, 2005 as compared to $26 million ($0.08 per diluted share) for the same period in 2004. The increase in income from continuing operations of $68 million was primarily due to increased operating income of $29 million in our Pipelines and Gathering business segment resulting from increased demand for certain transportation and ancillary services as well as increased throughput and demand for services related to our core gas gathering operations, increased operating income of $18 million in our Natural Gas Distribution business segment primarily due to rate increases, higher contributions from our competitive natural gas sales business, reduced pension and benefit costs and the absence of severance costs recorded in the first quarter of 2004, partially offset by milder weather, decreased throughput and increased depreciation, $69 million of other income related to a return on the true-up balance of our Electric Transmission & Distribution business segment as a result of the True-Up Order, and a $20 million decrease in interest expense due to lower borrowing levels and lower borrowing costs reflecting the replacement of certain of our credit facilities. The above increases were partially offset by decreased operating income of $10 million in our Electric Transmission & Distribution business segment primarily from increased state and local taxes and higher operation and maintenance expenses including the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in the second quarter of 2004, partially offset by increased usage mainly due to weather, continued customer growth and higher transmission cost recovery, as well as increased income tax expense as discussed below.

      Income Tax Expense. During the six months ended June 30, 2005, our effective tax rate was 46.2%. The most significant item affecting our effective tax rate in the first six months of 2005 is an addition to the tax reserve of approximately $22 million relating to the ZENS as discussed above.

INTEREST EXPENSE AND OTHER FINANCE CHARGES

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

      Total interest expense incurred was $210 million and $415 million for the three and six months ended June 30, 2004. We have reclassified $12 million and $24 million of interest expense for the three and six months ended June 30, 2004 based upon interest expense associated with debt that would have been required to be repaid as a result of our disposition of Texas Genco.

EXTRAORDINARY ITEM AND LOSS ON DISPOSAL OF TEXAS GENCO

      Net income for both the three months and six months ended June 30, 2005 included an after-tax extraordinary gain of $30 million ($0.08 per diluted share) reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write-down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

      Net income for the three months ended June 30, 2004 and 2005 included a net after-tax gain (loss) from discontinued operations of Texas Genco of $60 million ($0.20 per diluted share) and ($3) million ($0.01 per diluted share), respectively. Net income for the six months ended June 30, 2004 and 2005 included a net after tax gain (loss) from discontinued operations of Texas Genco of $105 million ($0.34 per diluted share) and ($3) million ($0.01 per diluted share), respectively.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      The following table presents operating income for each of our business segments for the three and six months ended June 30, 2004 and 2005. Some amounts from the previous year have been reclassified to conform to the 2005 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2004            2005            2004            2005
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Electric Transmission & Distribution...............    $       127     $       122     $       212     $       202
Natural Gas Distribution...........................             23              19             140             158
Pipelines and Gathering............................             42              52              87             116
Other Operations...................................             (6)             (7)            (13)            (14)
                                                       -----------     -----------     -----------     -----------
      Total Consolidated Operating Income..........    $       186     $       186     $       426     $       462
                                                       ===========     ===========     ===========     ===========

ELECTRIC TRANSMISSION & DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report beginning on page 52.

      The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2004 and 2005:

                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------     ---------------------------
                                                                   2004            2005            2004            2005
                                                                -----------     -----------     -----------     -----------
                                                                          (IN MILLIONS, EXCEPT CUSTOMER DATA)
Electric transmission and distribution revenues..............   $       357     $       388     $       672     $       711
                                                                -----------     -----------     -----------     -----------
Electric transmission and distribution expenses:
  Operation and maintenance..................................           125             153             258             291
  Depreciation and amortization..............................            63              64             123             128
  Taxes other than income taxes..............................            51              58              98             108
                                                                -----------     -----------     -----------     -----------
    Total electric transmission and distribution expenses....           239             275             479             527
                                                                -----------     -----------     -----------     -----------
Operating Income - Electric transmission and
  distribution utility.......................................           118             113             193             184
Operating Income - Transition bond company (1)...............             9               9              19              18
                                                                -----------     -----------     -----------     -----------
Total Segment Operating Income...............................   $       127     $       122     $       212     $       202
                                                                ===========     ===========     ===========     ===========

Actual gigawatt-hours (GWh) delivered:
  Residential................................................         5,801           6,594          10,203          10,736
  Total......................................................        18,545          18,956          34,065          34,783

Average number of metered customers:
  Residential................................................     1,634,202       1,675,573       1,628,074       1,668,447
  Total......................................................     1,856,846       1,904,090       1,849,762       1,895,556

-----------

(1)   Represents the amount necessary to pay interest on the transition bonds.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Our Electric Transmission & Distribution business segment reported operating income of $122 million for the three months ended June 30, 2005, consisting of $113 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended June 30, 2004, operating income totaled $127 million, consisting of $118 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. Operating revenues increased primarily from increased usage mainly due to warmer weather ($14 million), continued customer growth ($8 million) with the addition of 48,000 metered customers since June 2004 and higher transmission cost recovery ($4 million). The increase in operating revenues was more than offset by higher transmission costs ($3 million), higher tree trimming costs for preventive maintenance ($4 million), increased state and local taxes ($7 million) and the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Our Electric Transmission & Distribution business segment reported operating income of $202 million for the six months ended June 30, 2005, consisting of $184 million for the regulated electric transmission and distribution utility and $18 million for the transition bond company. For the six months ended June 30, 2004, operating income totaled $212 million, consisting of $193 million for the regulated electric transmission and distribution utility and $19 million for the transition bond company. Operating revenues increased primarily from increased usage mainly due to warmer weather ($9 million), continued customer growth ($15 million) with the addition of 48,000 metered customers since June 2004 and higher transmission cost recovery ($8 million). The increase in operating revenues was more than offset by higher transmission costs ($8 million), higher tree trimming costs for preventive maintenance ($6 million), the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in 2004, increased state and local taxes ($10 million) and higher depreciation expense ($5 million), partially offset by reduced benefits expense ($7 million).

NATURAL GAS DISTRIBUTION

      For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report beginning on page 52.

      The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2004 and 2005:

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                ------------------------------      ------------------------------
                                                    2004              2005              2004              2005
                                                ------------      ------------      ------------      ------------
                                                                (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues...................................     $      1,245      $      1,430      $      3,376      $      3,760
                                                ------------      ------------      ------------      ------------
Expenses:
  Natural gas..............................            1,027             1,213             2,816             3,188
  Operation and maintenance................              133               133               283               273
  Depreciation and amortization............               35                39                70                77
  Taxes other than income taxes............               27                26                67                64
                                                ------------      ------------      ------------      ------------
    Total expenses.........................            1,222             1,411             3,236             3,602
                                                ------------      ------------      ------------      ------------
Operating Income...........................     $         23      $         19      $        140      $        158
                                                ============      ============      ============      ============

Throughput (in billion cubic feet (Bcf)):
  Residential..............................               21                21               106                98
  Commercial and industrial................               49                43               132               120
  Non-rate regulated.......................              167               148               306               331
  Elimination (1)..........................              (63)              (29)              (73)              (78)
                                                ------------      ------------      ------------      ------------
    Total Throughput.......................              174               183               471               471
                                                ============      ============      ============      ============

Average number of customers:
  Residential..............................        2,793,297         2,833,773         2,802,379         2,842,645
  Commercial and industrial................          242,111           246,032           244,388           247,429
  Non-rate regulated.......................            6,265             6,533             6,228             6,522
                                                ------------      ------------      ------------      ------------
    Total..................................        3,041,673         3,086,338         3,052,995         3,096,596
                                                ============      ============      ============      ============

----------

(1) Elimination of intrasegment sales.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Our Natural Gas Distribution business segment reported operating income of $19 million for the three months ended June 30, 2005 as compared to $23 million for the same period in 2004. Increases in operating income from rate increases ($5 million) and increased contributions from our competitive natural gas sales business ($1 million) were more than offset by the impact of decreased throughput net of continued customer growth with the addition of approximately 47,000 customers since June 2004 ($5 million) and increased depreciation expense primarily due to higher plant balances ($4 million). Decreases in operation and maintenance expenses primarily from lower employee benefit expenses ($7 million) and the capitalization of previously incurred restructuring expenses as allowed by a recent regulatory order from the Railroad Commission of Texas ($4 million) offset other expense increases ($11 million).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Our Natural Gas Distribution business segment reported operating income of $158 million for the six months ended June 30, 2005 as compared to $140 million for the same period in 2004. Increases in operating income from rate increases ($16 million) and increased contributions from our competitive natural gas sales business ($4 million) were partially offset by the impact of milder weather and decreased throughput net of continued customer growth with the addition of approximately 47,000 customers since June 2004 ($10 million). Operation and maintenance expense decreased $10 million. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, which has reduced costs in later periods, operation and maintenance expenses decreased by $2 million primarily due to lower employee benefit expenses ($11 million) and the capitalization of previously incurred restructuring expenses as discussed above ($4 million), which more than offset other expense increases ($13 million). These net increases to operating income were partially offset by increased depreciation expense primarily due to higher plant balances ($7 million).

PIPELINES AND GATHERING

      For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report beginning on page 52.

      The following table provides summary data of our Pipelines and Gathering business segment for the three and six months ended June 30, 2004 and 2005:

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               ---------------------------     --------------------------
                                                  2004            2005            2004            2005
                                               ----------      -----------     ----------      ----------
                                                                     (IN MILLIONS)
Revenues..................................     $      113      $       125     $      216      $      246
                                               ----------      -----------     ----------      ----------
Expenses:
  Natural gas.............................             18               18             28              25
  Operation and maintenance...............             37               40             70              74
  Depreciation and amortization...........             11               11             22              22
  Taxes other than income taxes...........              5                4              9               9
                                               ----------      -----------     ----------      ----------
    Total expenses........................             71               73            129             130
                                               ----------      -----------     ----------      ----------
Operating Income..........................     $       42      $        52     $       87      $      116
                                               ==========      ===========     ==========      ==========

Throughput (in Bcf):
  Natural Gas Sales.......................              4                3              7               4
  Transportation..........................            207              230            477             501
  Gathering...............................             79               87            154             170
  Elimination (1).........................             (3)              (2)            (5)             (3)
                                               ----------      -----------     ----------      ----------
     Total Throughput.....................            287              318            633             672
                                               ==========      ===========     ==========      ==========

----------

(1) Elimination of volumes both transported and sold.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Our Pipelines and Gathering business segment reported operating income of $52 million for the three months ended June 30, 2005 compared to $42 million for the same period in 2004. Operating margins (revenues less natural gas costs) increased by $12 million primarily due to increased demand for certain transportation and ancillary services ($7 million) and increased throughput and demand for services related to our core gas gathering operations ($9 million).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Our Pipelines and Gathering business segment reported operating income of $116 million for the six months ended June 30, 2005 compared to $87 million for the same period in 2004. Operating margins (revenues less natural gas costs) increased by $33 million primarily due to increased demand for certain transportation and ancillary services ($18 million) and increased throughput and demand for services related to our core gas gathering operations ($14 million). Additionally, operation and maintenance expenses increased by $4 million primarily due to increased pipeline integrity compliance expenses.

OTHER OPERATIONS

      The following table shows the operating loss of our Other Operations business segment for the three and six months ended June 30, 2004 and 2005:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2004            2005            2004            2005
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $         3     $         4     $         6     $        11
Expenses...........................................              9              11              19              25
                                                       -----------     -----------     -----------     -----------
Operating Loss.....................................    $        (6)    $        (7)    $       (13)    $       (14)
                                                       ===========     ===========     ===========     ===========

DISCONTINUED OPERATIONS

      In July 2004, we announced our agreement to sell our majority owned subsidiary, Texas Genco, to Texas Genco LLC. On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco, whose principal remaining asset was its ownership interest in a nuclear generating facility, distributed $2.231 billion in cash to us. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to us of $700 million, was completed on April 13, 2005.

      We recorded after-tax income of $60 million and $105 million for the three and six months ended June 30, 2004, respectively, related to the operations of Texas Genco. We recorded an after-tax loss of $3 million for each of the three and six month periods ended June 30, 2005. General corporate overhead, previously allocated to Texas Genco from CenterPoint Energy, was $5 million and $10 million for the three and six months ended June 30, 2004, respectively, and was less than $1 million for each of the three and six month periods ended June 30, 2005. These amounts will not be eliminated by the sale of Texas Genco and were excluded from income from discontinued operations and reflected as general corporate overhead of CenterPoint Energy in income from continuing operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Interim Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144. Interest expense of $12 million and $24 million for the three and six months ended June 30, 2004, respectively, was reclassified to discontinued operations of Texas Genco related to the applicable amounts of CenterPoint Energy's term loan and revolving credit facility debt that would have been assumed to be paid off with any proceeds from the sale of Texas Genco during those respective periods in accordance with SFAS No. 144.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 (CenterPoint Energy Form 10-K), which is incorporated herein by reference, and "Risk Factors" in Item 5 of Part II of this report beginning on page 52.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities from continuing operations for the six months ended June 30, 2004 and 2005:

                                                           SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------
                                                            2004              2005
                                                         -----------       -----------
                                                               (IN MILLIONS)
Cash provided by (used in):
     Operating activities..........................      $       476       $       106
     Investing activities..........................             (188)              398
     Financing activities..........................             (278)             (260)

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities in the first six months of 2005 decreased $370 million compared to the same period in 2004 primarily due to increased tax payments of $423 million, the majority of which related to the tax payment associated with the sale of Texas Genco, offset by increased operating income, higher net accounts receivable/payable due to higher gas prices in 2005 as compared to 2004 and the termination of excess mitigation credits effective April 29, 2005.

CASH PROVIDED BY INVESTING ACTIVITIES

      Net cash provided by investing activities increased $586 million in the first six months of 2005 as compared to the same period in 2004 primarily due to $700 million in proceeds received from the sale of our remaining interest in Texas Genco, partially offset by increased capital expenditures of $92 million and the absence of a dividend from Texas Genco in 2005.

CASH USED IN FINANCING ACTIVITIES

      In the first six months of 2005, debt payments exceeded net loan proceeds by $186 million. During the first six months of 2004, debt payments exceeded net loan proceeds by $224 million.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the last six months of 2005 include the following:

      -     approximately $419 million of capital expenditures;

      - dividend payments on CenterPoint Energy common stock and debt service payments; and

      - $1.7 billion of maturing long-term debt, including $31 million of transition bonds and $325 million of CERC's senior notes which were repaid in July 2005.

      We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our cash needs for 2005. Cash needs may also be met by issuing securities in the capital markets. CenterPoint Houston's $1.31 billion term loan, maturing in November 2005, requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. CenterPoint Houston's $1.31 billion credit facility may be utilized to refinance the $1.31 billion term loan at maturity. Under this facility, CenterPoint Houston must repay borrowings under the facility with (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston.

      The 1935 Act regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities, Borrow Money and Pay Dividends on Our Common Stock" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. CERC Corp. has a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. In January 2005, the $250 million facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million. As of June 30, 2005, CERC had $181 million of advances under its receivables facility.

      Credit Facilities. In June 2005, CERC Corp. replaced its $250 million three-year revolving credit facility with a $400 million five-year revolving credit facility. The new credit facility terminates on June 30, 2010. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 55 basis points, including the facility fee, based on current credit ratings. An additional utilization fee of 10 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      In March 2005, we replaced our $750 million revolving credit facility with a $1 billion five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 100 basis points based on current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. The facility contains covenants, including a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant and an EBITDA to interest covenant.

      Borrowings under our credit facility are available upon customary terms and conditions for facilities of this type, including a requirement that we represent, except as described below, that no "material adverse change" has occurred at the time of a new borrowing under this facility. A "material adverse change" is defined as the occurrence of a material adverse change in our ability to perform our obligations under the facility but excludes any litigation related to the True-Up Order. The base line for any determination of a relative material adverse change is our most recently audited financial statements. At any time after the first time our credit ratings reach at least BBB by Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Baa2 by Moody's Investors Service, Inc. (Moody's), BBB+ by S&P and Baa3 by Moody's, or BBB- by S&P and Baa1 by Moody's, or if the drawing is to retire maturing commercial paper, we are not required to represent as a condition to such drawing that no material adverse change has occurred or that no litigation expected to have a material adverse effect has occurred. Due to restrictions imposed on us under our June 29, 2005 financing order under the 1935 Act, we may not be able to draw the full amount of our credit agreement without further authorization from the SEC because such borrowings would reduce our common equity capitalization ratio below its level as of March 31, 2005. We do not expect this limitation to constrain our borrowings beyond the end of 2005 based on current projections. Additionally, these restrictions will no longer be applicable upon the effective date of the repeal of the 1935 Act. For a discussion of these restrictions, see "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities, Borrow Money and Pay Dividends on Our Common Stock" below.

      Also in March 2005, CenterPoint Houston established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on CenterPoint Houston's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      CenterPoint Houston also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance CenterPoint Houston's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Due to the pending appeal of the Texas Utility Commission's financing order, it is unlikely that proceeds from the sale of transition bonds would be received prior to November 2005. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and
(ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by CenterPoint Houston must be used to repay borrowings under the facility. Based on CenterPoint Houston's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. The interest rate under the term loan which this facility would replace is LIBOR plus 975 basis points Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by CenterPoint Houston's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      CERC Corp.'s $400 million credit facility contains covenants, including a total debt to capitalization covenant of 65% and an EBITDA to interest covenant. CenterPoint Houston's $200 million and $1.31 billion credit facilities each contain covenants, including a debt (excluding transition bonds) to total capitalization covenant of 68% and an EBITDA to interest covenant. Borrowings under CERC Corp.'s $400 million credit facility and CenterPoint Houston's $200 million credit facility and its $1.31 billion credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied.

      As of August 1, 2005, we had the following credit facilities (in millions):

                                                                 AMOUNT UTILIZED AT
DATE EXECUTED           COMPANY            SIZE OF FACILITY        AUGUST 1, 2005        TERMINATION DATE
-------------      -------------------     ----------------      ------------------      ----------------
March 7, 2005       CenterPoint Energy     $       1,000         $        152(1)           March 7, 2010
March 7, 2005      CenterPoint Houston               200                   --              March 7, 2010
March 7, 2005      CenterPoint Houston             1,310                   --                   (2)
June 30, 2005           CERC Corp.                   400                   --              June 30, 2010

----------

(1) Includes $27 million of outstanding letters of credit and $125 million of commercial paper backstopped by the credit facility.

(2) Revolver until November 2005 with two-year term-out of borrowed moneys.

      The $1 billion CenterPoint Energy credit facility backstops a $1 billion commercial paper program under which CenterPoint Energy began issuing commercial paper in June 2005. No commercial paper was outstanding as of June 30, 2005. The commercial paper is rated "Not Prime" by Moody's, "A-3" by S&P and "F3" by Fitch, Inc. (Fitch). We cannot assure you that these ratings, or the credit ratings set forth below in " - - Impact on Liquidity of a Downgrade in Credit Ratings," will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

      Securities Registered with the SEC. At June 30, 2005, CenterPoint Energy had a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $1 billion and CERC Corp. had a shelf registration statement covering $50 million principal amount of debt securities.

      Temporary Investments. On June 30, 2005, we had temporary investments of $366 million. CERC Corp.'s temporary external investments were reduced by $325 million in July 2005 when the proceeds from the liquidation of such investments were used to pay maturing debt of CERC Corp. As of August 1, 2005, CERC Corp. had temporary investments in a money market fund of $9 million. Such investments may be utilized to meet the cash flow needs of CERC Corp.

      Money Pool. We have a "money pool" through which our participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility.

      The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities and those of our subsidiaries on June 29, 2005 (June 2005 Financing Order). This order expires in June 2008.

      Impact on Liquidity of a Downgrade in Credit Ratings. On July 22, 2005, Moody's upgraded certain of our credit ratings, including our senior unsecured debt to Ba1 from Ba2. Moody's also upgraded the ratings of CERC Corp., including its senior unsecured debt to Baa3 from Bal. These rating actions concluded the review for possible upgrade that was initiated on March 24, 2005.

      As of August 1, 2005, Moody's, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                             MOODY'S                  S&P                 FITCH
                                                       -------------------    -------------------   -------------------
COMPANY/INSTRUMENT                                     RATING   OUTLOOK(1)    RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                                     ------   ----------    ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured Debt...........     Ba1       Stable       BBB-     Negative     BBB-      Stable
CenterPoint Houston Senior Secured Debt (First
  Mortgage Bonds)..................................     Baa2      Stable       BBB      Negative     BBB+      Stable
CERC Corp. Senior Debt.............................     Baa3      Stable       BBB      Negative     BBB       Stable

----------

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

      A decline in credit ratings could increase borrowing costs under our $1 billion credit facility, CenterPoint Houston's $200 million credit facility and its $1.31 billion credit facility and CERC's $400 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions. If we were unable to maintain an investment-grade rating from at least one rating agency, as a registered public utility holding company we would be required to obtain further approval from the SEC for any additional capital markets transactions as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities, Borrow Money and Pay Dividends on Our Common Stock" below. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution business segment.

      As described above under " -- Credit Facilities," our revolving credit facility contains a "material adverse change" clause that could impact our ability to make new borrowings under this facility. CenterPoint Houston's $200 million credit facility, CenterPoint Houston's $1.3 billion facility and CERC Corp.'s $400 million credit facility do not contain material adverse change clauses with respect to borrowings.

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

      CenterPoint Energy Services, Inc. (formerly CenterPoint Energy Gas Services, Inc.) (CES), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, electric generators and natural gas utilities throughout the central United States. In order to hedge its exposure to natural gas prices, CES has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of June 30, 2005, unsecured credit limits extended to CES by counterparties could aggregate $105 million; however, utilized credit capacity is significantly lower. In addition, CERC and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC's S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

      Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of August 1, 2005, we had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments or bank credit facilities.

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

      -     various regulatory actions;

      - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI's indemnity obligations to us and our subsidiaries; and

      - various other risks identified in "Risk Factors" in Item 5 of Part II of this report beginning on page 52.

      Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends on Our Common Stock. The secured term loan and each of the credit facilities of CenterPoint Houston limits CenterPoint Houston's debt, excluding transition bonds, as a percentage of its total capitalization to 68%. CERC Corp.'s bank facility and its receivables facility limit CERC's debt as a percentage of its total capitalization to 65% and 60%, respectively, and contain an EBITDA to interest covenant. Our $1 billion credit facility contains a debt to EBITDA covenant and an EBITDA to interest covenant. CenterPoint Houston's $1.31 billion and $200 million credit facilities also contain an EBITDA to interest covenant.

      We are a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities and those of our subsidiaries. The 1935 Act, among other things, limits our ability and the ability of our regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On July 29, 2005 Congress passed the Energy Act, which President Bush is expected to sign in early August. Under that legislation, the 1935 Act is repealed six months after the enactment of the Energy Act. After the effective date of repeal, we and our subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, we and our subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the SEC under the 1935 Act. The Energy Act transfers to the FERC certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on us and our subsidiaries as result of that rulemaking.

      The June 2005 Financing Order is effective until June 30, 2008. This order establishes limits on the amount of external debt and equity securities that can be issued by us and our regulated subsidiaries without additional authorization but generally permits us to refinance our existing obligations and those of our regulated subsidiaries. Each of us and our subsidiaries is in compliance with the authorized limits. Discussed below are the incremental amounts of debt and equity that we are authorized to issue. The order also generally permits utilization of undrawn credit facilities at CenterPoint Energy, CenterPoint Houston and CERC. However, due to the restrictions contained in the order regarding our equity level as described below, we may be unable to draw the full amount of our credit agreement for other than refinancing purposes without further authorization from the SEC. We do not expect this limitation to constrain our borrowings beyond the end of 2005 based on current projections. Unless we obtain a further order from the SEC, as of July 31, 2005:

      - We are not authorized to issue any additional debt or preferred securities;

      - CenterPoint Houston is authorized to issue an aggregate $16 million of debt or preferred securities; and

      - CERC is authorized to issue an additional $367 million of debt or preferred securities.

      In the June 2005 Financing Order, the SEC "reserved jurisdiction" over a number of matters, meaning that an order will be required from the SEC before we may conduct those activities. However, an order regarding the activities over which the SEC has reserved jurisdiction generally can be issued by the SEC more quickly than orders on other matters, although there is no assurance that a release of jurisdiction will be granted on a given matter or the terms under which such an order may be issued. In the June 2005 Financing Order, the SEC reserved jurisdiction over all authority otherwise granted if our common equity ratio falls below its level as of March 31, 2005 (11.4%, net of securitization debt) or if the common equity ratio of either CERC or CenterPoint Houston (net of securitization debt) falls below 30%. Among the other transactions over which the SEC reserved jurisdiction are: (i) issuance of securities by us or any of our subsidiaries unless our and the issuer's other securities which are rated have an investment grade rating from at least one nationally recognized statistical rating organization, (ii) further investment in inactive subsidiaries and (iii) payment of dividends by us from capital or unearned surplus. The June 2005 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds in connection with securities issued by us or any of our subsidiaries. So long as our common equity is less than 30% of our capitalization, the SEC also reserved jurisdiction over the use of proceeds from authorized financings for the acquisition of additional energy-related or gas-related companies. Finally, the SEC reserved jurisdiction over the issuance of $500 million in incremental debt by each of us, CenterPoint Houston and CERC. The total authorized amount of debt and preferred securities that could be outstanding during the authorization period, including the amounts over which the SEC has reserved jurisdiction and undrawn amounts under revolving credit facilities, are: $4.334 billion for us, $4.280 billion for CenterPoint Houston and $3.256 billion for CERC. The foregoing and the following restrictions contained in the June 2005 Financing Order, along with other restrictions contained in that order, will cease to apply to us on the effective date of repeal of the 1935 Act.

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. As discussed above, the SEC has reserved jurisdiction over payment of $300 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of June 30, 2005, we had a retained deficit on our Consolidated Balance Sheet. On January 26, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might have limited our ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, we may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC approving payment of the quarterly dividend from capital or unearned surplus. There can be no assurance, however, that the SEC would authorize such payments. As a result of the seasonal nature of our utility businesses, the first quarter is generally the strongest quarter for our gas distribution business. On June 2, 2005, our board of directors declared a dividend of $0.07 per share of common stock payable on June 30, 2005 to shareholders of record as of the close of business on June 15, 2005. Although dividends are subject to consideration and approval of our Board of Directors, subject to the Board's determination, we currently intend to pay a 2005 annual dividend of $0.40 per share in keeping with our historic levels and subject to remaining in compliance with the dividend payment limitations imposed under the 1935 Act.

      In addition, the SEC generally expects registered holding companies to achieve a ratio of common equity to total capitalization of 30%. At June 30, 2005, our ratio was 13% (excluding transition bonds). Accordingly, we may issue equity and take other actions to achieve a future equity capitalization of 30%. The June 2005 Financing Order also requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. At June 30, 2005, their ratios were 43% (excluding transition bonds) and 53%, respectively.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $2.1 billion of recoverable electric generation-related regulatory assets as of June 30, 2005. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the True-Up Order, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

      We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill was indicated based on our analysis as of January 1, 2005. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

      The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2005 levels would have decreased the fair value of our Energy Derivatives from their levels on that date by $42 million.

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

      Our floating-rate obligations aggregated $1.4 billion at June 30, 2005. If the floating rates were to increase by 10% from June 30, 2005 rates, our combined interest expense to third parties would increase by a total of $1 million each month in which such increase continued.

      At June 30, 2005, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $7.3 billion in principal amount and having a fair value of $8.0 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $330 million if interest rates were to decline by 10% from their levels at June 30, 2005. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      As discussed in Note 6 to the CenterPoint Energy Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $108 million at June 30, 2005 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $17 million if interest rates were to decline by 10% from levels at June 30, 2005. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2005 levels, the fair value of the derivative component would increase by approximately $5 million, which would be recorded as a loss in our Statements of Consolidated Income.

EQUITY MARKET VALUE RISK

      We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 6 to the CenterPoint Energy Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the June 30, 2005 market value of TW Common would result in a net loss of approximately $4 million, which would be recorded as a loss in our Statements of Consolidated Income.

ITEM 4.  CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of our shareholders held on June 2, 2005, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office), were as stated below:

      The following nominee for Class II Director was elected to serve a two-year term expiring at the 2007 annual meeting of shareholders (there were no broker non-votes):

     Nominees              For          Withheld
------------------     -----------      ---------
Donald R. Campbell     265,325,027      7,792,138

      The following nominees for Class III Directors were elected to serve three-year terms expiring at the 2008 annual meeting of shareholders (there were no broker non-votes):

      Nominees                For           Withheld
--------------------      ------------     ----------
O.Holcombe Crosswell      264,903,882       8,213,283
Janiece M. Longoria       265,054,353       8,062,812
Thomas F. Madison         261,154,423      11,962,742
Peter S. Wareing          265,285,881       7,831,284

      Milton Carroll, John T. Cater, Derrill Cody, David M. McClanahan, Robert
T. O'Connell and Michael E. Shannon all continue as directors of CenterPoint Energy.

      The appointment of Deloitte & Touche LLP as independent accountants and auditors for CenterPoint Energy for 2005 was ratified with 265,528,363 votes for, 5,030,610 votes against, 2,558,192 abstentions and no broker non-votes.

      The shareholder proposal regarding the future elections of directors annually and not by classes did not receive the required affirmative vote of a majority of the shares of common stock represented at the meeting. The proposal received 75,913,485 votes against, 121,446,825 votes for, 6,448,977 abstentions and 69,307,877 broker non-votes.

ITEM 5. OTHER INFORMATION

RISK FACTORS

      We are a holding company that conducts all of our business operations through subsidiaries, primarily CenterPoint Houston and CERC. The following summarizes the principal risk factors associated with the businesses conducted by each of these subsidiaries:

RISK FACTORS AFFECTING OUR ELECTRIC TRANSMISSION & DISTRIBUTION BUSINESS

      CENTERPOINT HOUSTON MAY NOT BE SUCCESSFUL IN TIMELY RECOVERING THE FULL VALUE OF ITS TRUE-UP COMPONENTS, WHICH COULD HAVE AN ADVERSE IMPACT ON CENTERPOINT HOUSTON'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

      CENTERPOINT HOUSTON'S RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS, AND ANY DELAY OR DEFAULT IN PAYMENT COULD ADVERSELY AFFECT CENTERPOINT HOUSTON'S CASH FLOWS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      CenterPoint Houston's receivables from the distribution of electricity are collected from retail electric providers that supply the electricity CenterPoint Houston distributes to their customers. Currently, CenterPoint Houston does business with approximately 63 retail electric providers. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas, Inc. (ERCOT) or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for CenterPoint Houston's services or could cause them to delay such payments. CenterPoint Houston depends on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations. RRI, through its subsidiaries, is CenterPoint Houston's largest customer. Approximately 64% of CenterPoint Houston's $154 million in billed receivables from retail electric providers at June 30, 2005 was owed by subsidiaries of RRI.

      RATE REGULATION OF CENTERPOINT HOUSTON'S BUSINESS MAY DELAY OR DENY CENTERPOINT HOUSTON'S ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER ITS COSTS.

      CenterPoint Houston's rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CenterPoint Houston is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CenterPoint Houston's costs and enable CenterPoint Houston to earn a reasonable return on its invested capital.

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

RISK FACTORS AFFECTING OUR NATURAL GAS DISTRIBUTION AND PIPELINES AND GATHERING BUSINESSES

      RATE REGULATION OF CERC'S BUSINESS MAY DELAY OR DENY CERC'S ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER ITS COSTS.

      CERC's rates for its local distribution companies are regulated by certain municipalities and state commissions based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CERC's costs and enable CERC to earn a reasonable return on its invested capital.

      CERC'S BUSINESSES MUST COMPETE WITH ALTERNATIVE ENERGY SOURCES, WHICH COULD LEAD TO LESS NATURAL GAS BEING MARKETED, AND ITS PIPELINES AND GATHERING BUSINESSES MUST COMPETE DIRECTLY WITH OTHERS IN THE TRANSPORTATION, STORAGE, GATHERING, TREATING AND PROCESSING OF NATURAL GAS, WHICH COULD LEAD TO LOWER PRICES, EITHER OF WHICH COULD HAVE AN ADVERSE IMPACT ON CERC'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

      CERC'S NATURAL GAS DISTRIBUTION BUSINESS IS SUBJECT TO FLUCTUATIONS IN NATURAL GAS PRICING LEVELS, WHICH COULD AFFECT THE ABILITY OF CERC'S SUPPLIERS AND CUSTOMERS TO MEET THEIR OBLIGATIONS.

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

      IF CERC WERE TO FAIL TO EXTEND A CONTRACT WITH ONE OF ITS SIGNIFICANT PIPELINE CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON ITS OPERATIONS.

      CERC's contract with Laclede Gas Company, one of its pipeline's customers, is currently scheduled to expire in 2007. To the extent the pipeline is unable to extend this contract or the contract is renegotiated at rates substantially less than the rates provided in the current contract, there could be an adverse effect on CERC's results of operations, financial condition and cash flows.

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

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

      IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

      As of June 30, 2005, we had $8.8 billion of outstanding indebtedness on a consolidated basis. As of June 30, 2005, approximately $1.8 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $85 million on transition bonds. The success of our future financing efforts may depend, at least in part, on:

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

      -     provisions of relevant tax and securities laws; and

      - our ability to obtain approval of specific financing transactions under the 1935 Act prior to the effective date of the repeal of the 1935 Act.

      As of June 30, 2005, our CenterPoint Houston subsidiary had $3.3 billion principal amount of general mortgage bonds outstanding and $253 million of first mortgage bonds outstanding. It may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $600 million of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2005, CenterPoint Houston has agreed under the $1.3 billion collateralized term loan maturing in November 2005 to not issue, subject to certain exceptions, more than $200 million of any incremental secured or unsecured debt. In addition, CenterPoint Houston is contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds. CenterPoint Houston's $1.3 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by CenterPoint Houston in excess of $200 million be used to repay borrowings under such facility.

      Our capital structure and liquidity will be affected significantly by the securitization of approximately $1.8 billion of costs authorized for recovery in our proceeding regarding the transition to competitive retail markets in Texas.

      Our current credit ratings are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Sources and Uses of Cash -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

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

      AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS AND EARNINGS.

      As of June 30, 2005, we had $1.4 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

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

      In connection with the organization and capitalization of RRI, RRI and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy, Incorporated transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy, Incorporated has not been released from the liability in connection with the transfer, we or CenterPoint Houston could be responsible for satisfying the liability.

      RRI's unsecured debt ratings are currently below investment grade.
If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI's creditors might be made against us as its former owner.

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

      We received an order from the SEC under the 1935 Act on June 29, 2005 relating to our financing activities, which is effective until June 30, 2008. Unforeseen events could result in capital needs in excess of currently authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods. Under this order, we may not be able to fully utilize our credit facility without prior approval.

      If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, and the SEC may not authorize such payments.

      The United States Congress has passed legislation, which President Bush is expected to sign in early August, that repeals the 1935 Act effective in 2006. We cannot predict at this time the effect of the repeal on our business.

      OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

      We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities may not be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.

      In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. If CenterPoint Houston were to sustain any loss of, or damage to, its transmission and distribution properties, it may not be able to recover such loss or damage through a change in its regulated rates, and any such recovery may not be timely granted. Therefore, CenterPoint Houston may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

ITEM 6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                REPORT OR REGISTRATION STATEMENT       NUMBER     REFERENCE
-------  -------------------------------------  ----------------------------------   ------------  ---------
3.1.1    -- Amended and Restated Articles       CenterPoint Energy's Registration       3-69502       3.1
            of Incorporation of CenterPoint     Statement on Form S-4
            Energy

3.1.2    -- Articles of Amendment to Amended    CenterPoint Energy's Form 10-K for      1-31447      3.1.1
            and Restated Articles of            the year ended December 31, 2001
            Incorporation of CenterPoint
            Energy

 3.2     -- Amended and Restated Bylaws of      CenterPoint Energy's Form 10-K for      1-31447       3.2
            CenterPoint Energy                  the year ended December 31, 2001

 3.3     -- Statement of Resolution             CenterPoint Energy's Form 10-K for      1-31447       3.3
            Establishing Series of Shares       the year ended December 31, 2001
            designated Series A Preferred
            Stock of CenterPoint Energy

 4.1     -- Form of CenterPoint Energy Stock    CenterPoint Energy's Registration       3-69502       4.1
            Certificate                         Statement on Form S-4

 4.2     -- Rights Agreement dated January      CenterPoint Energy's Form 10-K for      1-31447       4.2
            1, 2002, between CenterPoint        the year ended December 31, 2001
            Energy and JPMorgan Chase Bank, as
            Rights Agent

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

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  -------------------------------------  --------------------------------------  ------------  ---------
 4.3.1   -- $1,310,000,000 Credit Agreement     CenterPoint Energy's Form 10-K for         1-31447     4(g)(1)
            dated as of November 12, 2002,      the year ended December 31, 2002
            among CenterPoint Houston and the
            banks named therein

 4.3.2   -- First Amendment to Exhibit 4.1.1,   CenterPoint Energy's Form 10-Q for the     1-31447      10.7
            dated as of September 3, 2003       quarter ended September 30, 2003


 4.3.3   -- Pledge Agreement, dated as of       CenterPoint Energy's Form 10-K for the     1-31447     4(g)(2)
            November 12, 2002 executed in       year ended December 31, 2002
            connection with Exhibit 4.1.1

  4.4    -- $1,000,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated        1-31447       4.1
            dated as of March 7, 2005, among    March 7, 2005
            CenterPoint Energy and the banks
            named therein

  4.5    -- $400,000,000 Credit Agreement,      CenterPoint Energy's Form 8-K dated        1-31447       4.1
            dated as of June 30, 2005, among    June 29, 2005
            CERC Corp., as Borrower, and the
            Initial Lenders named therein, as
            Initial Lenders

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  -------------------------------------  --------------------------------------  ------------  ---------
 4.6     -- $200,000,000 Credit Agreement       CenterPoint Energy's Form 8-K dated        1-31447       4.2
            dated as of March 7, 2005 among     March 7, 2005
            CenterPoint Houston and the
            banks named therein

 4.7     -- $1,310,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated        1-31447       4.3
            dated as of March 7, 2005 among     March 7, 2005
            CenterPoint Houston and the banks
            named therein

+10.1    -- City of Houston Franchise
            Ordinance

+31.1    -- Rule 13a-14(a)/15d-14(a)
            Certification of David M.
            McClanahan

+31.2    -- Rule 13a-14(a)/15d-14(a)
            Certification of Gary L. Whitlock

+32.1    -- Section 1350 Certification of
            David M. McClanahan

+32.2    -- Section 1350 Certification of
            Gary L. Whitlock

+99.1    -- Eleventh Amendment to CenterPoint
            Energy, Inc. Retirement Plan,
            effective as of May 1, 2005

+99.2    -- Twelfth Amendment to CenterPoint
            Energy, Inc. Retirement Plan,
            effective as of June 1, 2005

+99.3    -- Items incorporated by reference
            from the CenterPoint Energy Form
            10-K. Item 1 "Business --
            Regulation," " -- Environmental
            Matters," Item 3 "Legal
            Proceedings," Item 7 "Management's
            Discussion and Analysis of
            Financial Condition and Results of
            Operations -- Certain Factors
            Affecting Future Earnings" and "
            -- Other Significant Matters --
            Pension Plan" and Notes 2(d)
            (Long-Lived Assets and
            Intangibles), 2(e) (Regulatory
            Assets and Liabilities), 4
            (Regulatory Matters), 5
            (Derivative Instruments), 6
            (Indexed Debt Securities (ZENS)
            and Time Warner Securities) and 11
            (Commitments and Contingencies)

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

Date: August 8, 2005

                                  EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                REPORT OR REGISTRATION STATEMENT       NUMBER     REFERENCE
-------  -------------------------------------  ----------------------------------   ------------  ---------
3.1.1    -- Amended and Restated Articles       CenterPoint Energy's Registration       3-69502       3.1
            of Incorporation of CenterPoint     Statement on Form S-4
            Energy

3.1.2    -- Articles of Amendment to Amended    CenterPoint Energy's Form 10-K for      1-31447      3.1.1
            and Restated Articles of            the year ended December 31, 2001
            Incorporation of CenterPoint
            Energy

 3.2     -- Amended and Restated Bylaws of      CenterPoint Energy's Form 10-K for      1-31447       3.2
            CenterPoint Energy                  the year ended December 31, 2001

 3.3     -- Statement of Resolution             CenterPoint Energy's Form 10-K for      1-31447       3.3
            Establishing Series of Shares       the year ended December 31, 2001
            designated Series A Preferred
            Stock of CenterPoint Energy

 4.1     -- Form of CenterPoint Energy Stock    CenterPoint Energy's Registration       3-69502       4.1
            Certificate                         Statement on Form S-4

 4.2     -- Rights Agreement dated January      CenterPoint Energy's Form 10-K for      1-31447       4.2
            1, 2002, between CenterPoint        the year ended December 31, 2001
            Energy and JPMorgan Chase Bank, as
            Rights Agent

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

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  -------------------------------------  --------------------------------------  ------------  ---------
 4.3.1   -- $1,310,000,000 Credit Agreement     CenterPoint Energy's Form 10-K for         1-31447     4(g)(1)
            dated as of November 12, 2002,      the year ended December 31, 2002
            among CenterPoint Houston and the
            banks named therein

 4.3.2   -- First Amendment to Exhibit 4.1.1,   CenterPoint Energy's Form 10-Q for the     1-31447      10.7
            dated as of September 3, 2003       quarter ended September 30, 2003


 4.3.3   -- Pledge Agreement, dated as of       CenterPoint Energy's Form 10-K for the     1-31447     4(g)(2)
            November 12, 2002 executed in       year ended December 31, 2002
            connection with Exhibit 4.1.1

  4.4    -- $1,000,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated        1-31447       4.1
            dated as of March 7, 2005, among    March 7, 2005
            CenterPoint Energy and the banks
            named therein

  4.5    -- $400,000,000 Credit Agreement,      CenterPoint Energy's Form 8-K dated        1-31447       4.1
            dated as of June 30, 2005, among    June 29, 2005
            CERC Corp., as Borrower, and the
            Initial Lenders named therein, as
            Initial Lenders

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION   EXHIBIT
NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT        NUMBER     REFERENCE
-------  -------------------------------------  --------------------------------------  ------------  ---------
 4.6     -- $200,000,000 Credit Agreement       CenterPoint Energy's Form 8-K dated        1-31447       4.2
            dated as of March 7, 2005 among     March 7, 2005
            CenterPoint Houston and the
            banks named therein

 4.7     -- $1,310,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated        1-31447       4.3
            dated as of March 7, 2005 among     March 7, 2005
            CenterPoint Houston and the banks
            named therein

+10.1    -- City of Houston Franchise
            Ordinance

+31.1    -- Rule 13a-14(a)/15d-14(a)
            Certification of David M.
            McClanahan

+31.2    -- Rule 13a-14(a)/15d-14(a)
            Certification of Gary L. Whitlock

+32.1    -- Section 1350 Certification of
            David M. McClanahan

+32.2    -- Section 1350 Certification of
            Gary L. Whitlock

+99.1    -- Eleventh Amendment to CenterPoint
            Energy, Inc. Retirement Plan,
            effective as of May 1, 2005

+99.2    -- Twelfth Amendment to CenterPoint
            Energy, Inc. Retirement Plan,
            effective as of June 1, 2005

+99.3    -- Items incorporated by reference
            from the CenterPoint Energy Form
            10-K. Item 1 "Business --
            Regulation," " -- Environmental
            Matters," Item 3 "Legal
            Proceedings," Item 7 "Management's
            Discussion and Analysis of
            Financial Condition and Results of
            Operations -- Certain Factors
            Affecting Future Earnings" and "
            -- Other Significant Matters --
            Pension Plan" and Notes 2(d)
            (Long-Lived Assets and
            Intangibles), 2(e) (Regulatory
            Assets and Liabilities), 4
            (Regulatory Matters), 5
            (Derivative Instruments), 6
            (Indexed Debt Securities (ZENS)
            and Time Warner Securities) and 11
            (Commitments and Contingencies)