Form 10-K/A
period 2004-12-31
CENTERPOINT ENERGY INC
filed 2005-08-29
CIK 1130310

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                         COMMISSION FILE NUMBER 1-31447

                                ----------------

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

================================================================================

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
             PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................................................1


                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Annual Report") is solely for the purpose of supplementing the Annual Report by filing the opinion of our independent registered public accounting firm regarding the financial statement schedules contained in Item 15 that was inadvertently omitted from our original filing. Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act, this Amendment No. 1 includes such opinion together with a consent of our independent registered public accounting firm (Exhibit 23), the complete text of Item 15, including the financial statement schedules listed in Item 15(a)(2), as well as relevant certifications (Exhibits 31.1 and 31.2). This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report, or modify or update the disclosures therein in any way other than as described above.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) Financial Statements*.

                                                                                                              PAGE
                                                                                                              ----
       Statements of Consolidated Operations for the Three Years Ended December 31, 2004.......................71
       Statements of Consolidated Comprehensive Income for the Three Years Ended December 31, 2004.............72
       Consolidated Balance Sheets at December 31, 2004 and 2003...............................................73
       Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2004.......................74
       Statements of Consolidated Shareholders' Equity for the Three Years Ended December 31, 2004.............75
       Notes to Consolidated Financial Statements..............................................................76
       Report of Independent Registered Public Accounting Firm.................................................68

    (a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2004.

       I -- Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)......................  2
       II -- Qualifying Valuation Accounts....................................................................  9

    *    Note that the page numbers referenced for the financial statements in
         (a)(1) above are the relevant page numbers of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as originally filed on March 16, 2005.

    The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

    III, IV and V.

    (a)(3) Exhibits.

    See Index of Exhibits beginning on page 11, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

                               CENTERPOINT ENERGY

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                    CENTERPOINT ENERGY, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS


                                                            FOR THE PERIOD
                                                           SEPTEMBER 1, 2002     FOR THE YEAR         FOR THE YEAR
                                                                THROUGH              ENDED                ENDED
                                                           DECEMBER 31, 2002   DECEMBER 31, 2003    DECEMBER 31, 2004
                                                          ------------------   -----------------    -----------------
                                                                                (IN THOUSANDS)
Equity Income (Losses) of Subsidiaries......................   $    (4,907)      $    850,394         $    707,047
Interest Income from Subsidiaries...........................        29,878             63,266               21,568
Loss on Disposal of Subsidiary..............................    (4,371,464)                --             (365,716)
Loss on Indexed Debt Securities.............................        (7,964)           (96,473)             (20,232)
Operation and Maintenance Expenses..........................        (5,793)           (12,944)             (21,042)
Depreciation and Amortization...............................        (5,978)           (14,029)                (311)
Taxes Other than Income.....................................        (6,024)            (5,091)                (186)
Interest Expense to Subsidiaries............................       (31,198)           (93,100)             (79,590)
Interest Expense............................................      (188,027)          (393,717)            (303,493)
Income Tax Benefit..........................................        64,916            185,361              134,587
Extraordinary Loss, net of tax..............................            --                 --             (977,336)
                                                               -----------       ------------         ------------
Net Income (Loss)...........................................   $(4,526,561)      $    483,667         $   (904,704)
                                                               ===========       ============         ============

             See CenterPoint Energy, Inc. and Subsidiaries Notes to
              Consolidated Financial Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                    CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                                 BALANCE SHEETS

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2003              2004
                                                               ------------      ------------
                                                                        (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................     $    21,617      $        --
  Notes receivable -- affiliated companies ................         201,887          125,680
  Accounts receivable -- affiliated companies .............          89,835           29,855
  Other assets ............................................          13,675            2,141
                                                                -----------      -----------
   Total current assets ...................................         327,014          157,676
                                                                -----------      -----------
PROPERTY, PLANT AND EQUIPMENT, NET ........................         111,533            5,567
                                                                -----------      -----------
OTHER ASSETS:
  Investment in subsidiaries ..............................       8,655,214        6,031,696
  Notes receivable -- affiliated companies ................         443,090          321,288
  Accumulated deferred tax asset ..........................         213,858               --
  Other assets ............................................         125,115          675,360
                                                                -----------      -----------
   Total other assets .....................................       9,437,277        7,028,344
                                                                -----------      -----------
    TOTAL ASSETS ..........................................     $ 9,875,824      $ 7,191,587
                                                                ===========      ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable -- affiliated companies ...................     $     6,018      $   126,790
  Current portion of long-term debt .......................         119,564          107,065
  Indexed debt securities derivative ......................         321,352          341,575
  Accounts payable:
   Affiliated companies ...................................          79,647           36,773
   Other ..................................................          13,362            5,267
  Taxes accrued ...........................................         594,476          810,699
  Interest accrued ........................................          41,246           25,660
  Other ...................................................          32,277           15,171
                                                                -----------      -----------
   Total current liabilities ..............................       1,207,942        1,469,000
                                                                -----------      -----------
OTHER LIABILITIES:
  Accumulated deferred tax liabilities ....................              --          432,918
  Benefit obligations .....................................         603,845           54,260
  Notes payable -- affiliated companies ...................       1,677,720        1,167,089
  Other ...................................................         314,366           97,536
                                                                -----------      -----------
   Total non-current liabilities ..........................       2,595,931        1,751,803
                                                                -----------      -----------
LONG-TERM DEBT ............................................       4,311,394        2,865,282
                                                                -----------      -----------
SHAREHOLDERS' EQUITY:
  Common stock ............................................           3,063            3,080
  Additional paid-in capital ..............................       2,868,416        2,891,335
  Retained deficit ........................................        (700,033)      (1,727,571)
  Unearned ESOP stock .....................................          (2,842)              --
  Accumulated other comprehensive loss ....................        (408,047)         (61,342)
                                                                -----------      -----------
   Total shareholders' equity .............................       1,760,557        1,105,502
                                                                -----------      -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............     $ 9,875,824      $ 7,191,587
                                                                ===========      ===========

             See CenterPoint Energy, Inc. and Subsidiaries Notes to
              Consolidated Financial Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                    CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                            FOR THE PERIOD
                                                          SEPTEMBER 1, 2002
                                                               THROUGH         FOR THE YEAR         FOR THE YEAR
                                                             DECEMBER 31,           ENDED                ENDED
                                                                 2002         DECEMBER 31, 2003    DECEMBER 31, 2004
                                                          -----------------  ------------------    -----------------
                                                                                (IN THOUSANDS)
  Net income (loss) ................................        $(4,526,561)        $   483,667         $  (904,704)
  Loss on disposal of subsidiary ...................          4,371,464                  --             365,716
  Extraordinary loss, net of tax ...................                 --                  --             977,336
                                                            -----------         -----------         -----------
  Adjusted income (loss) ...........................           (155,097)            483,667             438,348
  Non-cash items included in net income (loss):
   Equity losses (income) of subsidiaries ..........              4,907            (850,394)           (707,047)
   Deferred income tax expense (benefit) ...........            (52,117)             65,778             155,405
   Depreciation and amortization ...................              5,978              14,029                 311
   Amortization of debt issuance costs .............             32,649             112,046              70,428
   Loss on indexed debt securities .................              7,964              96,473              20,232
   Changes in working capital:
    Accounts receivable to affiliates, net .........             39,540              89,076              (6,253)
    Accounts payable ...............................             (1,302)              4,493              (1,025)
    Other current assets ...........................             (6,571)             (3,478)             (5,111)
    Other current liabilities ......................           (101,273)            (42,631)           (290,434)
  Common stock dividends received from subsidiaries              57,645             121,695             177,264
  Pension contribution .............................                 --             (22,700)           (476,000)
  Other ............................................            (12,681)             95,447              52,836
                                                            -----------         -----------         -----------
Net cash provided by (used in) operating activities            (180,358)            163,501            (571,046)
                                                            -----------         -----------         -----------
INVESTING ACTIVITIES:
  Proceeds from sale of Texas Genco ................                 --                  --           2,231,000
  Investment in subsidiaries .......................           (181,654)             32,832              19,090
  Short-term notes receivable from affiliates ......           (178,127)            290,359              76,207
  Long-term notes receivable from affiliates .......          1,067,280             540,973             191,954
  Capital expenditures, net ........................             (4,274)             (6,596)             (5,802)
                                                            -----------         -----------         -----------
Net cash provided by investing activities ..........            703,225             857,568           2,512,449
                                                            -----------         -----------         -----------
FINANCING ACTIVITIES:
  Changes in short-term borrowings .................            (21,000)                 --                  --
  Payments on long-term debt .......................           (168,558)         (6,727,055)         (2,093,880)
  Proceeds from long-term debt .....................                 --           5,778,242                  --
  Debt issuance costs ..............................            (87,798)           (117,641)               (730)
  Common stock dividends paid ......................            (48,672)           (122,249)           (122,881)
  Short-term notes payable to affiliates ...........             25,177             (31,274)            120,772
  Long-term notes payable to affiliates ............                495              (1,986)            133,699
                                                            -----------         -----------         -----------
Net cash used in financing activities ..............           (300,356)         (1,221,963)         (1,963,020)
                                                            -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            222,511            (200,894)            (21,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...                 --             222,511              21,617
                                                            -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........        $   222,511         $    21,617         $        --
                                                            ===========         ===========         ===========

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

                            CENTERPOINT ENERGY, INC.

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

COLUMN A                                              COLUMN B            COLUMN C              COLUMN D     COLUMN E
--------                                             ----------    ------------------------    ----------   ----------
                                                                          ADDITIONS
                                                                   ------------------------
                                                     BALANCE AT                  CHARGED TO    DEDUCTIONS   BALANCE AT
                                                      BEGINNING      CHARGED        OTHER         FROM        END OF
DESCRIPTION                                           OF PERIOD     TO INCOME    ACCOUNTS(1)   RESERVES(2)    PERIOD
-----------                                           ---------     ---------    -----------   -----------    ------
                                                                              (IN THOUSANDS)
Year Ended December 31, 2004:
  Accumulated provisions:
   Uncollectible accounts receivable................  $ 30,800      $ 26,829      $     --      $ 27,591     $ 30,038
   Deferred tax asset valuation allowance...........    73,248       (67,421)       14,114            --       19,941
Year Ended December 31, 2003:
  Accumulated provisions:
   Uncollectible accounts receivable................  $ 24,294      $ 24,037      $     --      $ 17,531     $ 30,800
   Deferred tax asset valuation allowance...........    82,929        (9,681)           --            --       73,248
Year Ended December 31, 2002:
  Accumulated provisions:
   Uncollectible accounts receivable................  $ 46,047      $ 25,883      $     --      $ 47,636     $ 24,294
   Deferred tax asset valuation allowance...........    15,439        67,490            --            --       82,929

------------
(1) Charges to other accounts represent changes in presentation to reflect state tax attributes net of federal tax benefit as well as to reflect amounts that were netted against related attribute balances in prior years.

(2) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of August, 2005.

                                 CENTERPOINT ENERGY, INC.
                                 (Registrant)

                                 By:         /s/ DAVID M. MCCLANAHAN
                                     -------------------------------------------
                                                 David M. McClanahan,
                                        President and Chief Executive Officer

                            CENTERPOINT ENERGY, INC.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                INDEX OF EXHIBITS

   Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as originally filed on March 16, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K. CenterPoint Energy has not filed the exhibits and schedules to Exhibit 2(b). CenterPoint Energy hereby agrees to furnish supplementally a copy of any schedule omitted from Exhibit 2(b) to the SEC upon request.

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                     DESCRIPTION              REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------          -------------------------------   --------------------------------   ------------     ---------
  2(a)         --  Agreement and Plan of Merger,     CenterPoint Energy's Form 10-K       1-31447            2
                   dated as of October 19, 2001,     for the year ended December 31,
                   by and among Reliant Energy,      2001
                   Incorporated ("Reliant
                   Energy"), CenterPoint Energy,
                   Inc. ("CenterPoint Energy") and
                   Reliant Energy MergerCo, Inc.

  2(b)         --  Transaction Agreement dated       CenterPoint Energy's Form 8-K        1-31447          10.1
                   July 21, 2004 among CenterPoint   dated July 21, 2004
                   Energy, Utility Holding, LLC,
                   NN Houston Sub, Inc., Texas
                   Genco Holdings, Inc. ("Texas
                   Genco"), HPC Merger Sub, Inc.
                   and GC Power Acquisition LLC

  3(a)(1)      --  Amended and Restated Articles     CenterPoint Energy's                 3-69502           3.1
                   of Incorporation of CenterPoint   Registration Statement on Form
                   Energy                            S-4

  3(a)(2)      --  Articles of Amendment to          CenterPoint Energy's Form 10-K       1-31447          3.1.1
                   Amended and Restated Articles     for the year ended December 31,
                   of Incorporation of CenterPoint   2001
                   Energy

  3(b)         --  Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K       1-31447           3.2
                   CenterPoint Energy                for the year ended December 31,
                                                     2001

  3(c)         --  Statement of Resolution           CenterPoint Energy's Form 10-K       1-31447           3.3
                   Establishing Series of Shares     for the year ended December 31,
                   designated Series A Preferred     2001
                   Stock of CenterPoint Energy

  4(a)         --  Form of CenterPoint Energy        CenterPoint Energy's                 3-69502           4.1
                   Stock Certificate                 Registration Statement on Form
                                                     S-4

  4(b)         --  Rights Agreement dated January    CenterPoint Energy's Form 10-K       1-31447           4.2
                   1, 2002, between CenterPoint      for the year ended December 31,
                   Energy and JPMorgan Chase Bank,   2001
                   as Rights Agent

  4(c)         --  Contribution and Registration     CenterPoint Energy's Form 10-K       1-31447           4.3
                   Agreement dated December 18,      for the year ended December 31,
                   2001 among Reliant Energy,        2001
                   CenterPoint Energy and the
                   Northern Trust Company, trustee
                   under the Reliant Energy,
                   Incorporated Master Retirement
                   Trust

  4(d)(1)      --  Mortgage and Deed of Trust,       HL&P's Form S-7 filed on August      2-59748          2(b)
                   dated November 1, 1944 between    25, 1977
                   Houston Lighting and Power
                   Company ("HL&P") and Chase Bank
                   of Texas, National Association
                   (formerly, South Texas
                   Commercial National Bank of
                   Houston), as Trustee, as
                   amended and supplemented by 20
                   Supplemental Indentures thereto

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                     DESCRIPTION              REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------          -------------------------------   --------------------------------   ------------     ---------
  4(d)(2)      --  Twenty-First through Fiftieth     HL&P's Form 10-K for the year         1-3187         4(a)(2)
                   Supplemental Indentures to        ended December 31, 1989
                   Exhibit 4(d)(1)

  4(d)(3)      --  Fifty-First Supplemental          HL&P's Form 10-Q for the quarter      1-3187          4(a)
                   Indenture to Exhibit 4(d)(1)      ended June 30, 1991
                   dated as of March 25, 1991

  4(d)(4)      --  Fifty-Second through              HL&P's Form 10-Q for the quarter      1-3187            4
                   Fifty-Fifth Supplemental          ended March 31, 1992
                   Indentures to Exhibit 4(d)(1)
                   each dated as of March 1, 1992

  4(d)(5)      --  Fifty-Sixth and Fifty-Seventh     HL&P's Form 10-Q for the quarter      1-3187            4
                   Supplemental Indentures to        ended September 30, 1992
                   Exhibit 4(d)(1) each dated as
                   of October 1, 1992

  4(d)(6)      --  Fifty-Eighth and Fifty-Ninth      HL&P's Form 10-Q for the quarter      1-3187            4
                   Supplemental Indentures to        ended March 31, 1993
                   Exhibit 4(d)(1) each dated as
                   of March 1, 1993

  4(d)(7)      --  Sixtieth Supplemental Indenture   HL&P's Form 10-Q for the quarter      1-3187            4
                   to Exhibit 4(d)(1) dated as of    ended June 30, 1993
                   July 1, 1993

  4(d)(8)      --  Sixty-First through Sixty-Third   HL&P's Form 10-K for the year         1-3187         4(a)(8)
                   Supplemental Indentures to        ended December 31, 1993
                   Exhibit 4(d)(1) each dated as
                   of December 1, 1993

  4(d)(9)      --  Sixty-Fourth and Sixty-Fifth      HL&P's Form 10-K for the year         1-3187         4(a)(9)
                   Supplemental Indentures to        ended December 31, 1995
                   Exhibit 4(d)(1) each dated as
                   of July 1, 1995

  4(e)(1)      --  General Mortgage Indenture,       CenterPoint Houston's Form 10-Q       1-3187         4(j)(1)
                   dated as of October 10, 2002,     for the quarter ended September
                   between CenterPoint Energy        30, 2002
                   Houston Electric, LLC and
                   JPMorgan Chase Bank, as Trustee

  4(e)(2)      --  First Supplemental Indenture to   CenterPoint Houston's Form 10-Q       1-3187         4(j)(2)
                   Exhibit 4(e)(1), dated as of      for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(3)      --  Second Supplemental Indenture     CenterPoint Houston's Form 10- Q      1-3187         4(j)(3)
                   to Exhibit 4(e)(1), dated as of   for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(4)      --  Third Supplemental Indenture to   CenterPoint Houston's Form 10-Q       1-3187         4(j)(4)
                   Exhibit 4(e)(1), dated as of      for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(5)      --  Fourth Supplemental Indenture     CenterPoint Houston's Form 10- Q      1-3187         4(j)(5)
                   to Exhibit 4(e)(1), dated as of   for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(6)      --  Fifth Supplemental Indenture to   CenterPoint Houston's Form 10-Q       1-3187         4(j)(6)
                   Exhibit 4(e)(1), dated as of      for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(7)      --  Sixth Supplemental Indenture to   CenterPoint Houston's Form 10-Q       1-3187         4(j)(7)
                   Exhibit 4(e)(1), dated as of      for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(8)      --  Seventh Supplemental Indenture    CenterPoint Houston's Form 10-Q       1-3187         4(j)(8)
                   to Exhibit 4(e)(1), dated as of   for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(9)      --  Eighth Supplemental Indenture     CenterPoint Houston's Form 10-Q       1-3187         4(j)(9)
                   to Exhibit 4(e)(1), dated as of   for the quarter ended September
                   October 10, 2002                  30, 2002

  4(e)(10)     --  Officer's Certificates dated      CenterPoint Energy's Form 10-K       1-31447        4(e)(10)
                   October 10, 2002 setting forth    for the year ended December 31,
                   the form, terms and provisions    2003
                   of the First through Eighth
                   Series of General Mortgage Bonds

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                     DESCRIPTION              REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------          -------------------------------   --------------------------------   ------------     ---------
  4(e)(11)     --  Ninth Supplemental Indenture to   CenterPoint Energy's Form 10-K       1-31447        4(e)(10)
                   Exhibit 4(e)(1), dated as of      for the year ended December 31,
                   November 12, 2002                 2002

  4(e)(12)     --  Officer's Certificate dated       CenterPoint Energy's Form 10-K       1-31447        4(e)(12)
                   November 12, 2002 setting forth   for the year ended December 31,
                   the form, terms and provisions    2003
                   of the Ninth Series of General
                   Mortgage Bonds

  4(e)(13)     --  Tenth Supplemental Indenture to   CenterPoint Energy's Form 8-K        1-31447           4.1
                   Exhibit 4(e)(1), dated as of      dated March 13, 2003
                   March 18, 2003

  4(e)(14)     --  Officer's Certificate dated       CenterPoint Energy's Form 8-K        1-31447           4.2
                   March 18, 2003 setting forth      dated March 13, 2003
                   the form, terms and provisions
                   of the Tenth Series and
                   Eleventh Series of General
                   Mortgage Bonds

  4(e)(15)     --  Eleventh Supplemental Indenture   CenterPoint Energy's Form 8-K        1-31447           4.1
                   to Exhibit 4(e)(1), dated as of   dated May 16, 2003
                   May 23, 2003

  4(e)(16)     --  Officer's Certificate dated May   CenterPoint Energy's Form 8-K        1-31447           4.2
                   23, 2003 setting forth the        dated May 16, 2003
                   form, terms and provisions of
                   the Twelfth Series of General
                   Mortgage Bonds

  4(e)(17)     --  Twelfth Supplemental Indenture    CenterPoint Energy's Form 8-K        1-31447           4.2
                   to Exhibit 4(e)(1), dated as of   dated September 9, 2003
                   September 9, 2003

  4(e)(18)     --  Officer's Certificate dated       CenterPoint Energy's Form 8-K        1-31447           4.3
                   September 9, 2003 setting forth   dated September 9, 2003
                   the form, terms and provisions
                   of the Thirteenth Series of
                   General Mortgage Bonds

  4(f)(1)      --  Indenture, dated as of February   RERC Corp.'s Form 8-K dated          1-13265           4.1
                   1, 1998, between Reliant Energy   February 5, 1998
                   Resources Corp. ("RERC Corp.")
                   and Chase Bank of Texas,
                   National Association, as Trustee

  4(f)(2)      --  Supplemental Indenture No. 1 to   RERC Corp.'s Form 8-K dated          1-13265           4.2
                   Exhibit 4(f)(1), dated as of      November 9, 1998
                   February 1, 1998, providing for
                   the issuance of RERC Corp.'s 6
                   1/2% Debentures due February 1,
                   2008

  4(f)(3)      --  Supplemental Indenture No. 2 to   RERC Corp.'s Form 8-K dated          1-13265           4.1
                   Exhibit 4(f)(1), dated as of      November 9, 1998
                   November 1, 1998, providing for
                   the issuance of RERC Corp.'s 6
                   3/8% Term Enhanced ReMarketable
                   Securities

  4(f)(4)      --  Supplemental Indenture No. 3 to   RERC Corp.'s Registration           333-49162          4.2
                   Exhibit 4(f)(1), dated as of      Statement on Form S-4
                   July 1, 2000, providing for the
                   issuance of RERC Corp.'s 8.125%
                   Notes due 2005

  4(f)(5)      --  Supplemental Indenture No. 4 to   RERC Corp.'s Form 8-K dated          1-13265           4.1
                   Exhibit 4(f)(1), dated as of      February 21, 2001
                   February 15, 2001, providing
                   for the issuance of RERC
                   Corp.'s 7.75% Notes due 2011

  4(f)(6)      --  Supplemental Indenture No. 5 to   CenterPoint Energy's Form 8-K        1-31447           4.1
                   Exhibit 4(f)(1), dated as of      dated March 18, 2003
                   March 25, 2003, providing for
                   the issuance of CenterPoint
                   Energy Resources Corp.'s ("CERC
                   Corp.'s") 7.875% Senior Notes
                   due 2013

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                     DESCRIPTION              REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------          -------------------------------   --------------------------------   ------------     ---------
  4(f)(7)      --  Supplemental Indenture No. 6 to   CenterPoint Energy's Form 8-K        1-31447           4.2
                   Exhibit 4(f)(1), dated as of      dated April 7, 2003
                   April 1, 2003, providing for
                   the issuance of CERC Corp.'s
                   7.875% Senior Notes due 2013

  4(f)(8)      --  Supplemental Indenture No. 7 to   CenterPoint Energy's Form 8-K        1-31447           4.2
                   Exhibit 4(f)(1), dated as of      dated October 29, 2003
                   November 3, 2003, providing for
                   the issuance of CERC Corp.'s
                   5.95% Senior Notes due 2014

  4(g)(1)      --  Indenture, dated as of May 19,    CenterPoint Energy's Form 8-K        1-31447           4.1
                   2003, between CenterPoint         dated May 19, 2003
                   Energy and JPMorgan Chase Bank,
                   as Trustee

  4(g)(2)      --  Supplemental Indenture No. 1 to   CenterPoint Energy's Form 8-K        1-31447           4.2
                   Exhibit 4(g)(1), dated as of      dated May 19, 2003
                   May 19, 2003, providing for
                   the issuance of CenterPoint
                   Energy's 3.75% Convertible
                   Senior Notes due 2023

  4(g)(3)      --  Supplemental Indenture No. 2 to   CenterPoint Energy's Form 8-K        1-31447           4.3
                   Exhibit 4(g)(1), dated as of      dated May 19, 2003
                   May 27, 2003, providing for the
                   issuance of CenterPoint
                   Energy's 5.875% Senior Notes
                   due 2008 and 6.85% Senior Notes
                   due 2015

  4(g)(4)      --  Supplemental Indenture No. 3 to   CenterPoint Energy's Form 8-K        1-31447           4.2
                   Exhibit 4(g)(1), dated as of      dated September 9, 2003
                   September 9, 2003, providing
                   for the issuance of CenterPoint
                   Energy's 7.25% Senior Notes due
                   2010

  4(g)(5)      --  Supplemental Indenture No. 4 to   CenterPoint Energy's Form 8-K        1-31447           4.2
                   Exhibit 4(g)(1), dated as of      dated December 10, 2003
                   December 17, 2003, providing
                   for the issuance of CenterPoint
                   Energy's 2.875% Convertible
                   Senior Notes due 2024

  4(g)(6)      --  Supplemental Indenture No. 5 to   CenterPoint Energy's Form 8-K        1-31447           4.1
                   Exhibit 4(g)(1), dated as of      dated December 9, 2004
                   December 13, 2004, as
                   supplemented by Exhibit
                   4(g)(5), relating to the
                   issuance of CenterPoint
                   Energy's 2.875% Convertible
                   Senior Notes dues 2024

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

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                     DESCRIPTION              REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------          -------------------------------   --------------------------------   ------------     ---------
  4(k)         --  Second Supplemental Indenture     CenterPoint Energy's Form 8-K12B     1-31447          4(i)
                   dated as of August 31, 2002       dated August 31, 2002
                   among CenterPoint Energy,
                   Reliant Energy, RERC and
                   JPMorgan Chase Bank
                   (supplementing the Indenture
                   dated as of March 1, 1987
                   under which RERC's 6%
                   Convertible Subordinated
                   Debentures due 2012 were
                   issued)

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

  4(m)         --  Assignment and Assumption         CenterPoint Energy's Form 8-K12B     1-31447          4(l)
                   Agreement for the Expense and     dated August 31, 2002
                   Liability Agreements and the
                   Trust Agreements dated as of
                   August 31, 2002 between
                   CenterPoint Energy and Reliant
                   Energy (relating to (i) the
                   Agreement as to Expenses and
                   Liabilities dated as of
                   February 4, 1997 between
                   Reliant Energy and HL&P Capital
                   Trust II and (ii) HL&P Capital
                   Trust II's Amended and Restated
                   Trust Agreement dated February
                   4, 1997

  4(n)(1)      --  $1,310,000,000 Credit             CenterPoint Energy's Form 10-K       1-31447         4(g)(1)
                   Agreement, dated as of November   for the year ended December 31,
                   12, 2002, among CenterPoint       2002
                   Houston and the banks named
                   therein

  4(n)(2)      --  First Amendment to Exhibit        CenterPoint Energy's Form 10-Q       1-31447          10.7
                   4(n)(1), dated as of September    for the quarter ended September
                   3, 2003                           30, 2003

  4(n)(3)      --  Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K       1-31447         4(g)(2)
                   November 12, 2002 executed in     for the year ended December 31,
                   connection with Exhibit 4(n)(1)   2002

  4(o)         --  $1,000,000,000 Credit Agreement   CenterPoint Energy's Form 8-K        1-31447           4.1
                   dated as of March 7, 2005 among   dated March 7, 2005
                   CenterPoint Energy and the
                   banks named therein

++4(p)(1)      --  $75,000,000 revolving credit
                   facility dated as of February
                   3, 2005 among Texas Genco
                   Holdings, Inc., Texas Genco GP,
                   LLC, Texas Genco LP, LLC, Texas
                   Genco, LP and the banks named
                   therein

++4(p)(2)      --  Pledge Agreement, dated as of
                   February 3, 2005, executed in
                   connection with Exhibit 4(p)(1)

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                     DESCRIPTION              REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------          -------------------------------   --------------------------------   ------------     ---------
  4(q)         --  $250,000,000 Credit Agreement     CenterPoint Energy's Form 8-K        1-31447           4.1
                   dated as of March 23, 2004        dated March 31, 2004
                   among CERC and the initial
                   lenders named therein

  4(r)         --  $200,000,000 Credit Agreement     CenterPoint Energy's Form 8-K        1-31447           4.2
                   dated as of March 7, 2005 among   dated March 7, 2005
                   CenterPoint Houston and the
                   banks named therein

  4(s)         --  $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 8-K        1-31447           4.3
                   dated as of March 7, 2005 among   dated March 7, 2005
                   CenterPoint Houston and the
                   banks named therein

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

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(a)(1)      --  Executive Benefit Plan of        HI's Form 10-Q for the quarter          1-7629     10(a)(1),
                    Houston Industries               ended March 31, 1987                               10(a)(2),
                    Incorporated ("HI") and First                                                       and
                    and Second Amendments thereto                                                       10(a)(3)
                    effective as of June 1, 1982,
                    July 1, 1984, and May 7, 1986,
                    respectively

 *10(a)(2)      --  Third Amendment dated            Reliant Energy's Form 10-K for          1-3187     10(a)(2)
                    September 17, 1999 to Exhibit    the year ended December 31, 2000
                    10(a)(1)

 *10(a)(3)      --  CenterPoint Energy Executive     CenterPoint Energy's Form 10-Q         1-31447     10.4
                    Benefits Plan, as amended and    for the quarter ended September
                    restated effective June 18,      30, 2003
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

 *10(b)(2)      --  First Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(a)
                    10(b)(1) effective as of March   ended March 31, 1992
                    30, 1992

 *10(b)(3)      --  Second Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(b)
                    10(b)(1) effective as of         ended December 31, 1992
                    November 4, 1992

 *10(b)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(b)(4)
                    10(b)(1) effective as of         ended December 31, 1994
                    September 7, 1994

 *10(b)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-3187     10(b)(5)
                    10(b)(1) effective as of         ended December 31, 1997
                    August 6, 1997

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

 *10(c)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(b)(3)
                    10(c)(1) effective as of         ended December 31, 1988
                    January 1, 1985

 *10(c)(3)      --  Second Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(c)(3)
                    10(c)(1) effective as of         ended December 31, 1991
                    January 1, 1985

 *10(c)(4)      --  Third Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(b)
                    10(c)(1) effective as of March   ended March 31, 1992
                    30, 1992

 *10(c)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(c)(5)
                    10(c)(1) effective as of         ended December 31, 1992
                    November 4, 1992

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

 *10(e)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(e)(2)
                    10(e)(1) effective as of         ended December 31, 1991
                    January 1, 1989

 *10(e)(3)      --  Second Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(c)
                    10(e)(1) effective as of March   ended March 31, 1992
                    30, 1992

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(e)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(c)(4)
                    10(e)(1) effective as of         ended December 31, 1992
                    November 4, 1992

 *10(e)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(e)(5)
                    10(e)(1) effective as of         ended December 31, 1994
                    September 7, 1994

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

 *10(f)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(f)(2)
                    10(f)(1) effective as of         ended December 31, 1991
                    January 1, 1991

 *10(f)(3)      --  Second Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(d)
                    10(f)(1) effective as of March   ended March 31, 1992
                    30, 1992

 *10(f)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(f)(4)
                    10(f)(1) effective as of         ended December 31, 1992
                    November 4, 1992

 *10(f)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(f)(5)
                    10(f)(1) effective as of         ended December 31, 1992
                    January 1, 1993

 *10(f)(6)      --  Fifth Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(f)(6)
                    10(f)(1) effective in part,      ended December 31, 1994
                    January 1, 1995, and in part,
                    September 7, 1994

 *10(f)(7)      --  Sixth Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(a)
                    10(f)(1) effective as of         ended June 30, 1995
                    August 1, 1995

 *10(f)(8)      --  Seventh Amendment to Exhibit     HI's Form 10-Q for the quarter          1-7629     10(a)
                    10(f)(1) effective as of         ended June 30, 1996
                    January 1, 1996

 *10(f)(9)      --  Eighth Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(a)
                    10(f)(1) effective as of         ended June 30, 1997
                    January 1, 1997

 *10(f)(10)     --  Ninth Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(f)(10)
                    10(f)(1) effective in part,      ended December 31, 1997
                    January 1, 1997, and in part,
                    January 1, 1998

 *10(g)         --  Benefit Restoration Plan of HI   HI's Form 10-Q for the quarter          1-7629     10(c)
                    effective as of June 1, 1985     ended March 31, 1987

 *10(h)         --  Benefit Restoration Plan of HI   HI's Form 10-K for the year             1-7629     10(g)(2)
                    as amended and restated          ended December 31, 1991
                    effective as of January 1, 1988

 *10(i)(1)      --  Benefit Restoration Plan of      HI's Form 10-K for the year             1-7629     10(g)(3)
                    HI, as amended and restated      ended December 31, 1991
                    effective as of July 1, 1991

 *10(i)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(i)(2)
                    10(i)(1) effective in part,      ended December 31, 1997
                    August 6, 1997, in part,
                    September 3, 1997, and in
                    part, October 1, 1997

 *10(j)(1)      --  Deferred Compensation Plan of    HI's Form 10-Q for the quarter          1-7629     10(d)
                    HI effective as of September     ended March 31, 1987
                    1, 1985

 *10(j)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(d)(2)
                    10(j)(1) effective as of         ended December 31, 1990
                    September 1, 1985

 *10(j)(3)      --  Second Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(e)
                    10(j)(1) effective as of March   ended March 31, 1992
                    30, 1992

 *10(j)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(h)(4)
                    10(j)(1) effective as of June    ended December 31, 1993
                    2, 1993

 *10(j)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(h)(5)
                    10(j)(1) effective as of         ended December 31, 1994
                    September 7, 1994

 *10(j)(6)      --  Fifth Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(d)
                    10(j)(1) effective as of         ended June 30, 1995
                    August 1, 1995

 *10(j)(7)      --  Sixth Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(b)
                    10(j)(1) effective as of         ended June 30, 1995
                    December 1, 1995

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(j)(8)      --  Seventh Amendment to Exhibit     HI's Form 10-Q for the quarter          1-7629     10(b)
                    10(j)(1) effective as of         ended June 30, 1997
                    January 1, 1997

 *10(j)(9)      --  Eighth Amendment to Exhibit      HI's Form 10-K for the year             1-3187     10(j)(9)
                    10(j)(1) effective as of         ended December 31, 1997
                    October 1, 1997

 *10(j)(10)     --  Ninth Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(j)(10)
                    10(j)(1) effective as of         ended December 31, 1997
                    September 3, 1997

 *10(j)(11)     --  Tenth Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(j)(11)
                    10(j)(1) effective as of         for the year ended December 31,
                    January 1, 2001                  2002
 *10(j)(12)     --  Eleventh Amendment to Exhibit    CenterPoint Energy's Form 10-K         1-31447     10(j)(12)
                    10(j)(1) effective as of         for the year ended December 31,
                    August 31, 2002                  2002

 *10(j)(13)     --  CenterPoint Energy 1985          CenterPoint Energy's Form 10-Q         1-31447     10.1
                    Deferred Compensation Plan, as   for the quarter ended September
                    amended and restated effective   30, 2003
                    January 1, 2003

 *10(k)(1)      --  Deferred Compensation Plan of    HI's Form 10-Q for the quarter          1-7629     10(a)
                    HI effective as of January 1,    ended June 30, 1989
                    1989

 *10(k)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(e)(3)
                    10(k)(1) effective as of         ended December 31, 1989
                    January 1, 1989

 *10(k)(3)      --  Second Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(f)
                    10(k)(1) effective as of March   ended March 31, 1992
                    30, 1992

 *10(k)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(i)(4)
                    10(k)(1) effective as of June    ended December 31, 1993
                    2, 1993

 *10(k)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(i)(5)
                    10(k)(1) effective as of         ended December 31, 1994
                    September 7, 1994

 *10(k)(6)      --  Fifth Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(c)
                    10(k)(1) effective as of         ended June 30, 1995
                    August 1, 1995

 *10(k)(7)      --  Sixth Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(c)
                    10(k)(1) effective December 1,   ended June 30, 1995
                    1995

 *10(k)(8)      --  Seventh Amendment to Exhibit     HI's Form 10-Q for the quarter          1-7629     10(c)
                    10(k)(1) effective as of         ended June 30, 1997
                    January 1, 1997

 *10(k)(9)      --  Eighth Amendment to Exhibit      HI's Form 10-K for the year             1-3187     10(k)(9)
                    10(k)(1) effective in part       ended December 31, 1997
                    October 1, 1997 and in part
                    January 1, 1998

 *10(k)(10)     --  Ninth Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(k)(10)
                    10(k)(1) effective as of         ended December 31, 1997
                    September 3, 1997

 *10(k)(11)     --  Tenth Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(k)(11)
                    10(k)(1) effective as of         for the year ended December 31,
                    January 1, 2001                  2002

 *10(k)(12)     --  Eleventh Amendment to Exhibit    CenterPoint Energy's Form 10-K         1-31447     10(k)(12)
                    10(k)(1) effective as of         for the year ended December 31,
                    August 31, 2002                  2002

 *10(l)(1)      --  Deferred Compensation Plan of    HI's Form 10-K for the year             1-7629     10(d)(3)
                    HI effective as of January 1,    ended December 31, 1990
                    1991

 *10(l)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(j)(2)
                    10(l)(1) effective as of         ended December 31, 1991
                    January 1, 1991

 *10(l)(3)      --  Second Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(g)
                    10(l)(1) effective as of March   ended March 31, 1992
                    30, 1992

 *10(l)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(j)(4)
                    10(l)(1) effective as of June    ended December 31, 1993
                    2, 1993

 *10(l)(5)      --  Fourth Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(j)(5)
                    10(l)(1) effective as of         ended December 31, 1993
                    December 1, 1993

 *10(l)(6)      --  Fifth Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(j)(6)
                    10(l)(1) effective as of         ended December 31, 1994
                    September 7, 1994

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(l)(7)      --  Sixth Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(b)
                    10(l)(1) effective as of         ended June 30, 1995
                    August 1, 1995

 *10(l)(8)      --  Seventh Amendment to Exhibit     HI's Form 10-Q for the quarter          1-7629     10(d)
                    10(l)(1) effective as of         ended June 30, 1996
                    December 1, 1995

 *10(l)(9)      --  Eighth Amendment to Exhibit      HI's Form 10-Q for the quarter          1-7629     10(d)
                    10(l)(1) effective as of         ended June 30, 1997
                    January 1, 1997

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

 *10(l)(11)     --  Tenth Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(i)(11)
                    10(l)(1) effective as of         ended December 31, 1997
                    September 3, 1997

 *10(l)(12)     --  Eleventh Amendment to Exhibit    CenterPoint Energy's Form 10-K         1-31447     10(l)(12)
                    10(l)(1) effective as of         for the year ended December 31,
                    January 1, 2001                  2002

 *10(l)(13)     --  Twelfth Amendment to Exhibit     CenterPoint Energy's Form 10-K         1-31447     10(l)(13)
                    10(l)(1) effective as of         for the year ended December 31,
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

 *10(m)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(f)(2)
                    10(m)(1) effective as of         ended December 31, 1989
                    January 1, 1990

 *10(m)(3)      --  Second Amendment to Exhibit      HI's Form 10-K for the year             1-7629     10(k)(3)
                    10(m)(1) effective as of         ended December 31, 1992
                    December 22, 1992

 *10(m)(4)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(m)(4)
                    10(m)(1) effective as of         ended December 31, 1997
                    August 6, 1997

 *10(m)(5)      --  Fourth Amendment to Exhibit      Reliant Energy's Form 10-Q for          1-3187     10.4
                    10(m)(1) effective as of         the quarter ended June 30, 2002
                    January 1, 2001

 *10(n)(1)      --  Form of stock option agreement   HI's Form 10-Q for the quarter          1-7629     10(h)
                    for non-qualified stock          ended March 31, 1992
                    options granted under Exhibit
                    10(m)(1)

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

 *10(o)(2)      --  Form of stock option agreement   HI's Form 10-K for the year             1-7629     10(n)(2)
                    for non-qualified stock          ended December 31, 1993
                    options granted under Exhibit
                    10(o)(1)

 *10(o)(3)      --  First Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10(e)
                    10(o)(1) effective as of May     ended June 30, 1997
                    9, 1997

 *10(o)(4)      --  Second Amendment to Exhibit      HI's Form 10-K for the year             1-3187     10(p)(4)
                    10(o)(1) effective as of         ended December 31, 1997
                    August 6, 1997

 *10(o)(5)      --  Third Amendment to Exhibit       HI's Form 10-K for the year             1-3187     10(p)(5)
                    10(o)(1) effective as of         ended December 31, 1998
                    January 1, 1998

 *10(o)(6)      --  Reliant Energy 1994 Long- Term   Reliant Energy's Form 10-Q for          1-3187     10.6
                    Incentive Compensation Plan,     the quarter ended June 30, 2002
                    as amended and restated
                    effective January 1, 2001

 *10(o)(7)      --  First Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(p)(7)
                    10(o)(6), effective December     for the year ended December 31,
                    1, 2003                          2003

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(o)(8)      --  Form of Non-Qualified Stock      CenterPoint Energy's Form 8-K          1-31447     10.6
                    Option Award Notice under        dated January 25, 2005
                    Exhibit 10(o)(6)

 *10(p)(1)      --  Savings Restoration Plan of HI   HI's Form 10-K for the year             1-7629     10(f)
                    effective as of January 1, 1991  ended December 31, 1990

 *10(p)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(l)(2)
                    10(p)(1) effective as of         ended December 31, 1991
                    January 1, 1992

 *10(p)(3)      --  Second Amendment to Exhibit      HI's Form 10-K for the year             1-3187     10(q)(3)
                    10(p)(1) effective in part,      ended December 31, 1997
                    August 6, 1997, and in part,
                    October 1, 1997

 *10(q)(1)      --  Director Benefits Plan           HI's Form 10-K for the year             1-7629     10(m)
                    effective as of January 1, 1992  ended December 31, 1991

 *10(q)(2)      --  First Amendment to Exhibit       HI's Form 10-K for the year             1-7629     10(m)(1)
                    10(q)(1) effective as of         ended December 31, 1998
                    August 6, 1997

 *10(q)(3)      --  CenterPoint Energy Outside       CenterPoint Energy's Form 10-Q         1-31447     10.6
                    Director Benefits Plan, as       for the quarter ended September
                    amended and restated effective   30, 2003
                    June 18, 2003

 *10(q)(4)      --  First Amendment to Exhibit       CenterPoint Energy's Form 10-Q         1-31447     10.6
                    10(q)(3) effective as of         for the quarter ended June 30,
                    January 1, 2004                  2004

 *10(r)(1)      --  Executive Life Insurance Plan    HI's Form 10-K for the year             1-7629     10(q)
                    of HI effective as of January    ended December 31, 1993
                    1, 1994

 *10(r)(2)      --  First Amendment to Exhibit       HI's Form 10-Q for the quarter          1-7629     10
                    10(r)(1) effective as of         ended June 30, 1995
                    January 1, 1994

 *10(r)(3)      --  Second Amendment to Exhibit      HI's Form 10-K for the year             1-3187     10(s)(3)
                    10(r)(1) effective as of         ended December 31, 1997
                    August 6, 1997

 *10(r)(4)      --  CenterPoint Energy Executive     CenterPoint Energy's Form 10-Q         1-31447     10.5
                    Life Insurance Plan, as          for the quarter ended September
                    amended and restated effective   30, 2003
                    June 18, 2003

 *10(s)         --  Employment and Supplemental      HI's Form 10-Q for the quarter          1-7629     10(f)
                    Benefits Agreement between       ended March 31, 1987
                    HL&P and Hugh Rice Kelly

 *10(t)(1)      --  Reliant Energy Savings Plan,     Reliant Energy's Form 10-K for          1-3187     10(cc)(1)
                    as amended and restated          the year ended December 31, 1999
                    effective April 1, 1999

 *10(t)(2)      --  First Amendment to Exhibit       Reliant Energy's Form 10-Q for          1-3187     10.9
                    10(t)(1) effective January 1,    the quarter ended June 30, 2002
                    1999

 *10(t)(3)      --  Second Amendment to Exhibit      Reliant Energy's Form 10-Q for          1-3187     10.10
                    10(t)(1) effective January 1,    the quarter ended June 30, 2002
                    1997

 *10(t)(4)      --  Third Amendment to Exhibit       Reliant Energy's Form 10-Q for          1-3187     10.11
                    10(t)(1) effective January 1,    the quarter ended June 30, 2002
                    2001

 *10(t)(5)      --  Fourth Amendment to Exhibit      Reliant Energy's Form 10-Q for          1-3187     10.12
                    10(t)(1) effective May 6, 2002   the quarter ended June 30, 2002

 *10(t)(6)      --  Fifth Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(u)(6)
                    10(t)(1) effective January 1,    for the year ended December 31,
                    2002 and as renamed effective    2002
                    October 2, 2002

++*10(t)(7)     --  Sixth Amendment to Exhibit
                    10(t)(1) effective January 1,
                    2005

 *10(t)(8)      --  Reliant Energy Savings Trust     CenterPoint Energy's Form 10-K         1-31447     10(u)(7)
                    between Reliant Energy and The   for the year ended December 31,
                    Northern Trust Company, as       2002
                    Trustee, as amended and
                    restated effective April 1,
                    1999

 *10(t)(9)      --  First Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(u)(8)
                    10(t)(8) effective September     for the year ended December 31,
                    30, 2002                         2002

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(t)(10)     --  Second Amendment to Exhibit      CenterPoint Energy's Form 10-K         1-31447     10(u)(9)
                    10(t)(8) effective January 6,    for the year ended December 31,
                    2003                             2003

 *10(t)(11)     --  Reliant Energy Retirement        CenterPoint Energy's Form 10-K         1-31447     10(u)(10)
                    Plan, as amended and restated    for the year ended December 31,
                    effective January 1, 1999        2002

 *10(t)(12)     --  First Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(u)(11)
                    10(t)(11) effective as of        for the year ended December 31,
                    January 1, 1995                  2002

 *10(t)(13)     --  Second Amendment to Exhibit      CenterPoint Energy's Form 10-K         1-31447     10(u)(12)
                    10(t)(11) effective as of        for the year ended December 31,
                    January 1, 1995                  2002

 *10(t)(14)     --  Third Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(u)(13)
                    10(t)(11) effective as of        for the year ended December 31,
                    January 1, 2001                  2002

 *10(t)(15)     --  Fourth Amendment to Exhibit      CenterPoint Energy's Form 10-K         1-31447     10(u)(14)
                    10(t)(11) effective as of        for the year ended December 31,
                    January 1, 2001                  2002

 *10(t)(16)     --  Fifth Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(u)(15)
                    10(t)(11) effective as of        for the year ended December 31,
                    November 15, 2002, and as        2002
                    renamed effective October 2,
                    2002

 *10(t)(17)     --  Sixth Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(u)(16)
                    10(t)(11) effective as of        for the year ended December 31,
                    January 1, 2002                  2002

 *10(t)(18)     --  Seventh Amendment to Exhibit     CenterPoint Energy's Form 10-K         1-31447     10(u)(18)
                    10(t)(11) effective December     for the year ended December 31,
                    1, 2003                          2003

 *10(t)(19)     --  Eighth Amendment to Exhibit      CenterPoint Energy's Form 10-Q         1-31447     10.7
                    10(t)(11) effective as of        for the quarter ended June 30,
                    January 1, 2004                  2004

++*10(t)(20)    --  Ninth Amendment to Exhibit
                    10(t)(11) effective as of
                    October 27, 2004

++*10(t)(21)    --  Tenth Amendment to Exhibit
                    10(t)(11) effective as of
                    January 1, 2005

 *10(t)(22)     --  Reliant Energy, Incorporated     Reliant Energy's Form 10-K for          1-3187     10(u)(3)
                    Master Retirement Trust (as      the year ended December 31, 1999
                    amended and restated effective
                    January 1, 1999 and renamed
                    effective May 5, 1999)

  10(t)(23)     --  Contribution and Registration    Reliant Energy's Form 10-K for          1-3187     10(u)(4)
                    Agreement dated December 18,     the year ended December 31, 2001
                    2001 among Reliant Energy,
                    CenterPoint Energy and the
                    Northern Trust Company,
                    trustee under the Reliant
                    Energy, Incorporated Master
                    Retirement Trust

  10(u)(1)      --  Stockholder's Agreement dated    Schedule 13-D dated July 6, 1995       5-19351     2
                    as of July 6, 1995 between
                    Houston Industries
                    Incorporated and Time Warner
                    Inc.

  10(u)(2)      --  Amendment to Exhibit 10(u)(1)    HI's Form 10-K for the year             1-7629     10(x)(4)
                    dated November 18, 1996          ended December 31, 1996

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
                    December 9, 2004 between         dated December 9, 2004
                    CenterPoint Energy and Milton
                    Carroll

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
 *10(x)(1)      --  Reliant Energy, Incorporated     Reliant Energy's Form 10-K for          1-3187     10(y)
                    and Subsidiaries Common Stock    the year ended December 31, 2000
                    Participation Plan for
                    Designated New Employees and
                    Non-Officer Employees
                    effective as of March 4, 1998

 *10(x)(2)      --  Reliant Energy, Incorporated     CenterPoint Energy's Form 10-K         1-31447     10(y)(2)
                    and Subsidiaries Common Stock    for the year ended December 31,
                    Participation Plan for           2002
                    Designated New Employees and
                    Non-Officer Employees, as
                    amended and restated effective
                    January 1, 2001

 *10(y)         --  Reliant Energy, Incorporated     Reliant Energy's Definitive             1-3187     Exhibit A
                    Annual Incentive Compensation    Proxy Statement for 2000 Annual
                    Plan, as amended and restated    Meeting of Shareholders
                    effective January 1, 1999

 *10(z)(1)      --  Long-Term Incentive Plan of      Reliant Energy's Registration        333-60260     4.6
                    Reliant Energy, Incorporated     Statement on Form S-8 dated May
                    effective as of January 1, 2001  4, 2001

 *10(z)(2)      --  First Amendment to Exhibit       Reliant Energy's Registration        333-60260     4.7
                    10(z)(1) effective as of         Statement on Form S-8 dated May
                    January 1, 2001                  4, 2001

 *10(z)(3)      --  Second Amendment to Exhibit      CenterPoint Energy's Form 10-K         1-31447     10(aa)(3)
                    10(z)(1) effective November 5,   for the year ended December 31,
                    2003                             2003

 *10(z)(4)      --  Long-Term Incentive Plan of      CenterPoint Energy's Form 10-Q         1-31447     10.5
                    CenterPoint Energy, Inc.         for the quarter ended June 30,
                    (amended and restated            2004
                    effective as of May 1, 2004)

 *10(z)(5)      --  Form of Non-Qualified Stock      CenterPoint Energy's Form 8-K          1-31447     10.1
                    Option Award Agreement under     dated January 25, 2005
                    Exhibit 10(z)(4)

 *10(z)(6)      --  Form of Restricted Stock Award   CenterPoint Energy's Form 8-K          1-31447     10.2
                    Agreement under Exhibit          dated January 25, 2005
                    10(z)(4)

 *10(z)(7)      --  Form of Performance Share        CenterPoint Energy's Form 8-K          1-31447     10.3
                    Award under Exhibit 10(z)(4)     dated January 25, 2005

 *10(z)(8)      --  Form of Performance Unit Award   CenterPoint Energy's Form 8-K          1-31447     10.4
                    under Exhibit 10(z)(4)           dated January 25, 2005

 *10(z)(9)      --  Form of Restricted Stock Award   CenterPoint Energy's Form 8-K          1-31447     10.2
                    Agreement (With Performance      dated February 21, 2005
                    Vesting Requirement) under
                    Exhibit 10(z)(4)

 *10(z)(10)     --  Summary of Performance           CenterPoint Energy's Form 8-K          1-31447     10.5
                    Objectives for Awards under      dated January 25, 2005
                    Exhibit 10(z)(4)

  10(aa)(1)     --  Master Separation Agreement      Reliant Energy's Form 10-Q for          1-3187     10.1
                    entered into as of December      the quarter ended March 31, 2001
                    31, 2000 between Reliant
                    Energy, Incorporated and
                    Reliant Resources, Inc.

  10(aa)(2)     --  First Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(bb)(5)
                    10(aa)(1) effective as of        for the year ended December 31,
                    February 1, 2003                 2002

  10(aa)(3)     --  Employee Matters Agreement,      Reliant Energy's Form 10-Q for          1-3187     10.5
                    entered into as of December      the quarter ended March 31, 2001
                    31, 2000, between Reliant
                    Energy, Incorporated and
                    Reliant Resources, Inc.

  10(aa)(4)     --  Retail Agreement, entered into   Reliant Energy's Form 10-Q for          1-3187     10.6
                    as of December 31, 2000,         the quarter ended March 31, 2001
                    between Reliant Energy,
                    Incorporated and Reliant
                    Resources, Inc.

  10(aa)(5)     --  Tax Allocation Agreement,        Reliant Energy's Form 10-Q for          1-3187     10.8
                    entered into as of December      the quarter ended March 31, 2001
                    31, 2000, between Reliant
                    Energy, Incorporated and
                    Reliant Resources, Inc.

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
  10(bb)(1)     --  Separation Agreement entered     CenterPoint Energy's Form 10-K         1-31447     10(cc)(1)
                    into as of August 31, 2002       for the year ended December 31,
                    between CenterPoint Energy and   2002
                    Texas Genco

  10(bb)(2)     --  Transition Services Agreement,   CenterPoint Energy's Form 10-K         1-31447     10(cc)(2)
                    dated as of August 31, 2002,     for the year ended December 31,
                    between CenterPoint Energy and   2002
                    Texas Genco

  10(bb)(3)     --  Tax Allocation Agreement,        CenterPoint Energy's Form 10-K         1-31447     10(cc)(3)
                    dated as of August 31, 2002,     for the year ended December 31,
                    between CenterPoint Energy and   2002
                    Texas Genco

  10(bb)(4)     --  Assignment and Assumption        Texas Genco's Registration             1-31449     10.11
                    Agreement for the Technical      Statement on Form 10
                    Services Agreement entered
                    into as of August 31, 2002,
                    by and between CenterPoint
                    Energy and Texas Genco, LP

 *10(cc)        --  Retention Agreement effective    Reliant Energy's Form 10-K for          1-3187     10(jj)
                    October 15, 2001 between         the year ended December 31, 2001
                    Reliant Energy and David G.
                    Tees

 *10(dd)        --  Retention Agreement effective    Reliant Energy's Form 10-K for          1-3187     10(kk)
                    October 15, 2001 between         the year ended December 31, 2001
                    Reliant Energy and Michael A.
                    Reed

 *10(ee)(1)     --  Non-Qualified Executive          CenterPoint Energy's Form 10-K         1-31447     10(ff)(1)
                    Disability Income Plan of        for the year ended December 31,
                    Arkla, Inc. effective as of      2002
                    August 1, 1983

 *10(ee)(2)     --  Executive Disability Income      CenterPoint Energy's Form 10-K         1-31447     10(ff)(2)
                    Agreement effective July 1,      for the year ended December 31,
                    1984 between Arkla, Inc. and     2002
                    T. Milton Honea

 *10(ff)        --  Non-Qualified Unfunded           CenterPoint Energy's Form 10-K         1-31447     10(gg)
                    Executive Supplemental Income    for the year ended December 31,
                    Retirement Plan of Arkla, Inc.   2002
                    effective as of August 1, 1983

 *10(gg)(1)     --  Deferred Compensation Plan for   CenterPoint Energy's Form 10-K         1-31447     10(hh)(1)
                    Directors of Arkla, Inc.         for the year ended December 31,
                    effective as of November 10,     2002
                    1988

 *10(gg)(2)     --  First Amendment to Exhibit       CenterPoint Energy's Form 10-K         1-31447     10(hh)(2)
                    10(hh)(1) effective as of        for the year ended December 31,
                    August 6, 1997                   2002

  10(hh)        --  Pledge Agreement dated as of     CenterPoint Energy's Form 10-Q         1-31447     10.1
                    May 28, 2003 by Utility          for the quarter ended June 30,
                    Holding, LLC in favor of JP      2003
                    Morgan Chase Bank, as
                    administrative agent

 *10(ii)        --  CenterPoint Energy Deferred      CenterPoint Energy's Form 10-Q         1-31447     10.2
                    Compensation Plan, as amended    for the quarter ended June 30,
                    and restated effective January   2003
                    1, 2003

 *10(jj)(1)     --  CenterPoint Energy Short Term    CenterPoint Energy's Form 10-Q         1-31447     10.3
                    Incentive Plan, as amended and   for the quarter ended September
                    restated effective January 1,    30, 2003
                    2003

 *10(jj)(2)     --  Summary of 2005 goals for        CenterPoint Energy's Form 8-K          1-31447     10.1
                    Exhibit 10(jj)(1)                dated February 21, 2005

 *10(kk)        --  CenterPoint Energy Stock Plan    CenterPoint Energy's Form 10-K         1-31447     10(ll)
                    for Outside Directors, as        for the year ended December 31,
                    amended and restated effective   2003
                    May 7, 2003

++10(ll)        --  Summary of non-employee
                    director compensation

++10(mm)        --  Summary of named executive
                    officer compensation

++12            --  Computation of Ratios of
                    Earnings to Fixed Charges

                                                                                        SEC FILE OR
 EXHIBIT                                                                                REGISTRATION      EXHIBIT
 NUMBER                      DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
---------           ------------------------------   --------------------------------   ------------     ---------
++21            --  Subsidiaries of CenterPoint
                    Energy

+23             --  Report and Consent of Deloitte
                    & Touche LLP

+31.1           --  Rule 13a-14(a)/15d-14(a)
                    Certification of David M.
                    McClanahan

+31.2           --  Rule 13a-14(a)/15d-14(a)
                    Certification of Gary L.
                    Whitlock

++32.1          --  Section 1350 Certification of
                    David M. McClanahan

++32.2          --  Section 1350 Certification of
                    Gary L. Whitlock