Form 10-K/A
period 2004-12-31
CENTERPOINT ENERGY INC
filed 2006-01-10
CIK 1130310

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-31447

                                   ----------

                            CENTERPOINT ENERGY, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                          74-0694415
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

          1111 LOUISIANA                                   (713) 207-1111
       HOUSTON, TEXAS 77002                           (Registrant's telephone
     (Address and zip code of                       number, including area code)
   principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                        WHICH REGISTERED
               -------------------                    ------------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

================================================================================

                                EXPLANATORY NOTE

     CenterPoint Energy, Inc. (CenterPoint Energy or the Company) hereby amends Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (Form 10-K), as amended by Amendment No. 1 thereto on Form 10-K/A filed on August 29, 2005 (Amendment No. 1), to reflect the restatement of the Company's consolidated financial statements as discussed in Note 17. Amendment No. 1 was filed solely for the purpose of supplementing the Form 10-K by filing the opinion of the Company's independent registered public accounting firm regarding the financial statement schedules contained in Item 15 that was inadvertently omitted from the Form 10-K. Contemporaneously with the filing of Amendment No. 2 to the Form 10-K on this Form 10-K/A, CenterPoint Energy is filing amendments to its Quarterly Reports on Forms 10-Q/A for each of the first three quarters of 2005.

     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K, as amended by Amendment No. 1, that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO UPDATE OTHER DISCLOSURES AS PRESENTED IN THE FORM 10-K, AS AMENDED BY AMENDMENT NO. 1, EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT. ACCORDINGLY, THIS FORM 10-K/A SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SEC FILINGS MADE SUBSEQUENT TO THE FILING OF THE FORM 10-K, INCLUDING ANY AMENDMENTS OF THOSE FILINGS. IN ADDITION, THIS FORM 10-K/A INCLUDES UPDATED CERTIFICATIONS FROM THE COMPANY'S CEO AND CFO AS EXHIBITS 31.1, 31.2, 32.1 AND 32.2.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART II

Item 6.  Selected Financial Data.........................................     1
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     2
Item 8.  Financial Statements and Supplementary Data.....................    25
Item 9A. Controls and Procedures.........................................    77

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules......................    78

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 24 in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                      2000    2001(1)     2002    2003(2)   2004(3)(5)
                                                                    -------   -------   -------   -------   ----------
                                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ........................................................   $ 6,949   $ 7,148   $ 6,438   $ 7,790    $ 7,999
                                                                    -------   -------   -------   -------    -------
Income from continuing operations before extraordinary loss and
   cumulative effect of accounting change .......................        52       357       482       409        205
Discontinued operations, net of tax .............................       395       565    (4,402)       75       (133)
Extraordinary loss, net of tax ..................................        --        --        --        --       (977)
Cumulative effect of accounting change, net of tax ..............        --        58        --        --         --
                                                                    -------   -------   -------   -------    -------
Net income (loss) attributable to common shareholders ...........   $   447   $   980   $(3,920)  $   484    $  (905)
                                                                    =======   =======   =======   =======    =======
Basic earnings (loss) per common share:
   Income from continuing operations before extraordinary loss
      and cumulative effect of accounting change ................   $  0.18   $  1.23   $  1.62   $  1.35    $  0.67
   Discontinued operations, net of tax ..........................      1.39      1.95    (14.78)     0.24      (0.43)
   Extraordinary loss, net of tax ...............................        --        --        --        --      (3.18)
   Cumulative effect of accounting change, net of tax ...........        --      0.20        --        --         --
                                                                    -------   -------   -------   -------    -------
Basic earnings (loss) per common share ..........................   $  1.57   $  3.38   $(13.16)  $  1.59    $ (2.94)
                                                                    =======   =======   =======   =======    =======
Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary loss
      and cumulative effect of accounting change ................   $  0.18   $  1.22   $  1.61   $  1.24    $  0.61
   Discontinued operations, net of tax ..........................      1.38      1.93    (14.69)     0.22      (0.37)
   Extraordinary loss, net of tax ...............................        --        --        --        --      (2.72)
   Cumulative effect of accounting change, net of tax ...........        --      0.20        --        --         --
                                                                    -------   -------   -------   -------    -------
Diluted earnings (loss) per common share ........................   $  1.56   $  3.35   $(13.08)  $  1.46    $ (2.48)
                                                                    =======   =======   =======   =======    =======
Cash dividends paid per common share ............................   $  1.50   $  1.50   $  1.07   $  0.40    $  0.40
Dividend payout ratio from continuing operations ................       833%      122%       66%       30%        60%
Return from continuing operations on average common equity ......       1.0%      5.8%     11.8%     25.7%      14.4%
Ratio of earnings from continuing operations to fixed charges ...      1.39      1.99      2.03      1.81       1.43
At year-end:
   Book value per common share ..................................   $ 19.10   $ 22.77   $  4.74   $  5.77    $  3.59
   Market price per common share ................................     43.31     26.52      8.01      9.69      11.30
   Market price as a percent of book value ......................       227%      116%      169%      168%       315%
   Assets of discontinued operations ............................   $18,479   $16,840   $ 4,594   $ 4,244    $ 1,565
   Total assets .................................................    35,936    32,020    20,635    21,461     18,096
   Short-term borrowings ........................................     4,799     3,469       347        63         --
   Long-term debt obligations, including current maturities .....     4,989     4,712     9,996    10,939      9,029
   Trust preferred securities(4) ................................       705       706       706        --         --
   Cumulative preferred stock ...................................        10        --        --        --         --
   Capitalization:
      Common stock equity .......................................        49%       55%       12%       14%        11%
      Trust preferred securities ................................         6%        6%        6%       --         --
      Long-term debt, including current maturities ..............        45%       39%       82%       86%        89%
   Capital expenditures, excluding discontinued operations ......   $   653   $   802   $   566   $   497    $   530

----------
(1) 2001 net income includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ($58 million after-tax gain, or $0.20 earnings per basic and diluted share). For additional information related to the cumulative effect of accounting change, please read Note 5 to our consolidated financial statements.

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

(5)  As restated, see Note 17 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 herein.

RESTATEMENT

     The following management discussion and analysis gives effect to the restatement discussed in Note 17 to our consolidated financial statements.

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

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

     - other factors discussed under "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (Centerpoint Energy Form 10-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

     All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                   2002     2003     2004
                                                                 -------   ------   ------
Revenues .....................................................   $ 6,438   $7,790   $7,999
Operating Expenses ...........................................     4,998    6,435    7,135
                                                                 -------   ------   ------
Operating Income .............................................     1,440    1,355      864
Gain (Loss) on Time Warner Investment ........................      (500)     106       31
Gain (Loss) on Indexed Debt Securities .......................       480      (96)     (20)
Interest and Other Finance Charges ...........................      (712)    (741)    (777)
Return on True-Up Balance ....................................        --       --      226
Other Income (Expense), net ..................................        46      (10)      20
                                                                 -------   ------   ------
Income From Continuing Operations Before Income Taxes and
   Extraordinary Loss ........................................       754      614      344
Income Tax Expense ...........................................      (272)    (205)    (139)
                                                                 -------   ------   ------
Income From Continuing Operations Before Extraordinary Loss ..       482      409      205
Discontinued Operations, net of tax ..........................    (4,402)      75     (133)
                                                                 -------   ------   ------
Income (Loss) Before Extraordinary Loss ......................    (3,920)     484       72
Extraordinary Loss, net of tax ...............................        --       --     (977)
                                                                 -------   ------   ------
   Net Income (Loss) .........................................   $(3,920)  $  484   $ (905)
                                                                 =======   ======   ======
Basic Earnings Per Share:
Income From Continuing Operations Before Extraordinary Loss ..   $  1.62   $ 1.35   $ 0.67
Discontinued Operations, net of tax ..........................    (14.78)    0.24    (0.43)
Extraordinary Loss, net of tax ...............................        --       --    (3.18)
                                                                 -------   ------   ------
   Net Income (Loss) .........................................   $(13.16)  $ 1.59   $(2.94)
                                                                 =======   ======   ======
Diluted Earnings Per Share:
Income From Continuing Operations Before Extraordinary Loss ..   $  1.61   $ 1.24   $ 0.61
Discontinued Operations, net of tax ..........................    (14.69)    0.22    (0.37)
Extraordinary Loss, net of tax ...............................        --       --    (2.72)
                                                                 -------   ------   ------
   Net Income (Loss) .........................................   $(13.08)  $ 1.46   $(2.48)
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

                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2002     2003    2004
                                                              ------   ------   ----
                                                                  (IN MILLIONS)
Electric Transmission & Distribution ......................   $1,096   $1,020   $494
Natural Gas Distribution ..................................      198      202    222
Pipelines and Gathering ...................................      153      158    180
Other Operations ..........................................       (7)     (25)   (32)
                                                              ------   ------   ----
   Total Consolidated Operating Income ....................   $1,440   $1,355   $864
                                                              ======   ======   ====

ELECTRIC TRANSMISSION & DISTRIBUTION

     The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2002, 2003 and 2004 (in millions, except throughput data):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                              2002      2003      2004
                                                            -------   -------   -------
Revenues:
   Electric transmission and distribution revenues ......   $ 1,451   $ 1,400   $ 1,446
   ECOM revenues(1) .....................................       697       661        --
   Transition bond revenues .............................        74        63        75
                                                            -------   -------   -------
      Total operating revenues ..........................     2,222     2,124     1,521
                                                            -------   -------   -------
Operating Expenses:
   Operation and maintenance ............................       641       635       539
   Depreciation and amortization ........................       238       246       248
   Taxes other than income taxes ........................       213       198       203
   Transition bond expenses .............................        34        25        37
                                                            -------   -------   -------
      Total operating expenses ..........................     1,126     1,104     1,027
                                                            -------   -------   -------
Operating Income ........................................   $ 1,096   $ 1,020   $   494
                                                            =======   =======   =======
Actual gigawatt-hours (GWh) delivered:
Residential throughput (in GWh) .........................    23,025    23,687    23,748
Total throughput (in GWh)(2) ............................    69,585    70,815    73,632

----------
(1) In 2004, there were no non-cash ECOM revenues under the Texas electric restructuring law.

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

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for 2002, 2003 and 2004 (in millions, except throughput data):

                                                                YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                2002     2003     2004
                                                               ------   ------   ------
Operating Revenues .........................................   $3,960   $5,435   $6,173
Operating Expenses:
   Natural gas .............................................    2,995    4,428    5,120
   Operation and maintenance ...............................      539      560      566
   Depreciation and amortization ...........................      126      136      143
   Taxes other than income taxes ...........................      102      109      122
                                                               ------   ------   ------
      Total operating expenses .............................    3,762    5,233    5,951
                                                               ------   ------   ------
Operating Income ...........................................   $  198   $  202   $  222
                                                               ======   ======   ======
Throughput (in billion cubic feet (Bcf)):
   Residential .............................................      175      183      175
   Commercial and industrial ...............................      253      238      237
   Non-rate regulated commercial and industrial ............      471      511      579
   Eliminations ............................................      (48)     (96)    (134)
                                                               ------   ------   ------
      Total Throughput .....................................      851      836      857
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

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for 2002, 2003 and 2004 (in millions, except throughput data):

                                         YEAR ENDED DECEMBER 31,
                                        ------------------------
                                         2002     2003     2004
                                        ------   ------   ------
Operating Revenues ..................   $  374   $  407   $  451
Operating Expenses:
   Natural gas ......................       32       61       46
   Operation and maintenance ........      130      129      164
   Depreciation and amortization ....       41       40       44
   Taxes other than income taxes ....       18       19       17
                                        ------   ------   ------
      Total operating expenses ......      221      249      271
                                        ------   ------   ------
Operating Income ....................   $  153   $  158   $  180
                                        ======   ======   ======
Throughput (Bcf):
   Natural gas sales ................       14        9       11
   Transportation ...................      845      794      859
   Gathering ........................      287      292      321
   Elimination(1) ...................       (9)      (4)      (7)
                                        ------   ------   ------
      Total Throughput ..............    1,137    1,091    1,184
                                        ======   ======   ======

----------
(1)  Elimination of volumes both transported and sold.

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

OTHER OPERATIONS

     The following table provides summary data for our Other Operations business segment for 2002, 2003 and 2004 (in millions):

                                  YEAR ENDED
                                 DECEMBER 31,
                              ------------------
                              2002   2003   2004
                              ----   ----   ----
Operating Revenues.........   $30    $ 28   $  8
Operating Expenses.........    37      53     40
                              ---    ----   ----
Operating Loss.............   $(7)   $(25)  $(32)
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

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in operating, investing and financing activities for 2002, 2003 and 2004 is as follows (in millions):

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                            2002    2003     2004
                                           -----   -----   -------
Cash provided by (used in):
   Operating activities.................   $ 335   $ 894   $   736
   Investing activities.................    (772)   (661)    1,466
   Financing activities.................     723    (450)   (2,124)

     CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in 2004 decreased $158 million compared to 2003 primarily due to increased pension contributions of $453 million and decreased income tax refunds of $74 million, partially offset by the receipt of a $177 million retail clawback payment from RRI in the fourth quarter of 2004, decreased accounts receivable attributable to a higher level of accounts receivable being sold under CERC Corp.'s receivables facility ($81 million) and increased cash provided by Texas Genco's operations ($110 million). Additionally, other changes in working capital items, primarily increased net accounts receivable and accounts payable due to higher natural gas prices in December 2004 as compared to December 2003 ($99 million), contributed to the overall decrease in cash provided by operating activities. Cash provided by operating activities will be negatively impacted in 2005 by the payment of taxes associated with the sale of Texas Genco, the proceeds of which are reflected in cash provided by investing activities in 2004 as discussed below.

     Net cash provided by operating activities in 2003 increased $559 million compared to 2002 primarily due to additional cash provided by Texas Genco's operations of $365 million and higher income tax refunds received of $170 million, partially offset by higher interest paid related to outstanding borrowings of $130 million.

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Net cash provided by investing activities increased $2.1 billion in 2004 as compared to 2003 primarily due to proceeds of $2.947 billion received from the sale of Texas Genco's fossil generation assets in December 2004, offset by the purchase of the minority interest in Texas Genco in December 2004 ($716 million) and cash collateralization of letters of credit by Texas Genco related to its anticipated purchase of an additional interest in the South Texas Project in the first half of 2005 ($191 million).

     Net cash used in investing activities decreased $111 million during 2003 compared to 2002 due primarily to decreased capital expenditures in our Electric Transmission & Distribution business segment primarily resulting from process improvements that included revised construction and design standards.

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

     The following table sets forth our capital expenditures for 2004 and estimates of our capital requirements for 2005 through 2009, excluding expenditures related to discontinued operations (in millions):

                                           2004   2005   2006   2007   2008   2009
                                           ----   ----   ----   ----   ----   ----
Electric Transmission & Distribution ...   $235   $282   $295   $295   $271   $272
Natural Gas Distribution ...............    197    218    203    207    209    210
Pipelines and Gathering ................     73    139    139     74     52    102
Other Operations .......................     25     16     14      9     10      4
                                           ----   ----   ----   ----   ----   ----
   Total ...............................   $530   $655   $651   $585   $542   $588
                                           ====   ====   ====   ====   ====   ====

     Capital expenditures related to discontinued operations totaled $74 million in 2004.

     The following table sets forth estimates of our contractual obligations to make future payments for 2005 through 2009 and thereafter (in millions):

                                                                                                   2010 AND
CONTRACTUAL OBLIGATIONS(1)                          TOTAL     2005    2006   2007   2008   2009   THEREAFTER
--------------------------                         -------   ------   ----   ----   ----   ----   ----------
Long-term debt, including current portion(2) ...   $ 9,015   $1,831   $212   $ 66   $572    $80     $6,254
Capital leases .................................         9        5      3     --     --     --          1
Operating leases(3) ............................       110       25     21     18     14      6         26
Non-trading derivative liabilities .............        33       26     --      4      2      1         --
Other commodity commitments(4) .................     1,432      807    401    193     29      1          1
                                                   -------   ------   ----   ----   ----    ---     ------
   Total contractual cash obligations ..........   $10,599   $2,694   $637   $281   $617    $88     $6,282
                                                   =======   ======   ====   ====   ====    ===     ======

----------
(1) Contributions to the pension plan are not required in 2005; however, we expect to contribute approximately $29 million to our postretirement benefits plan in 2005 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

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

     Borrowings under our credit facility are available upon customary terms and conditions for facilities of this type, including a requirement that we represent, except as described below, that no "material adverse change" has occurred at the time of a new borrowing under this facility. A "material adverse change" is defined as the occurrence of a material adverse change in our ability to perform our obligations under the facility. The base line for any determination of a relative material adverse change is our most recently audited financial statements. At any time after the first time our credit ratings reach at least BBB by Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Baa2 by Moody's Investors Service, Inc. (Moody's), BBB+ by S&P and Baa3 by Moody's, or BBB-- by S&P and Baa1 by Moody's, or if the drawing is to retire maturing commercial paper, we are not required to represent as a condition to such drawing that no material adverse change has occurred or that no litigation expected to have a material adverse effect has occurred.

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

     As of March 11, 2005, we had the following credit facilities (in millions):

                                                            AMOUNT UTILIZED AT
  DATE EXECUTED          COMPANY         SIZE OF FACILITY     MARCH 11, 2005     TERMINATION DATE
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

----------
(1)  Revolver until November 2005 with two-year term-out of borrowed moneys.

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

     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 1, 2005, Moody's, S&P, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                                          MOODY'S                 S&P                  FITCH
                                                                    -------------------   -------------------   -------------------
COMPANY/INSTRUMENT                                                  RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                                                  ------   ----------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured Debt.........................   Ba2      Negative     BBB--    Negative     BBB--    Stable
CenterPoint Houston Senior Secured Debt (First Mortgage Bonds)...   Baa2     Negative     BBB      Negative     BBB+     Stable
CERC Corp. Senior Debt...........................................   Ba1      Stable       BBB      Negative     BBB      Stable

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

     -    various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI's indemnity obligations to us and our subsidiaries; and

     - various of the risks identified under "Risk Factors" in Item 1 of the CenterPoint Energy Form 10-K.

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

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of December 31, 2004, we had an accumulated deficit on our Consolidated Balance Sheets. We recorded an after-tax loss of approximately $214 million in 2004 related to the sale of our remaining interest in Texas Genco. In addition, we recorded an after-tax extraordinary loss of $977 million in 2004 related to the 2004 True-Up Proceeding. Portions of these losses recorded in periods prior to the fourth quarter of 2004 reduced our earnings below the level required for us to continue paying our current quarterly dividends out of current earnings as required under our SEC financing order. However, in May 2004, we received an order from the SEC under the 1935 Act authorizing us to continue to pay our current quarterly dividend in the second and third quarters of 2004 out of capital or unearned surplus in the event we had such losses. We declared a dividend in the fourth quarter of 2004 out of current earnings. If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments. These losses would delay the timing of our achievement of a ratio of common equity to total capitalization of 30%, as generally required by the SEC under the 1935 Act. Accordingly, we may issue equity and take other actions to achieve a future equity capitalization of 30%. The June 2003 Financing Order also requires that CenterPoint Houston and CERC maintain a ratio of common equity to total capitalization of 30%.

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

     Quasi-Reorganization. On December 30, 2004, our Board of Directors adopted a plan for an accounting reorganization of the company, to be effective as of January 1, 2005. At the same time, the Manager of CenterPoint Houston adopted a similar plan for CenterPoint Houston. These plans were adopted in order to eliminate the accumulated deficit that exists at both companies.

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

     An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish an accumulated deficit. It involves restating a company's assets and its liabilities to their fair values. The accumulated deficit is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, we had an accumulated deficit of approximately $1.7 billion. That deficit stemmed from the accounting effects of
(1) the distribution of our ownership interest in RRI to our shareholders in September 2002, (2) the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding and (3) the loss on discontinued operations that was recorded in connection with our sale of Texas Genco. In addition to eliminating the accumulated deficit and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, we and CenterPoint Houston would be required to implement any accounting standards that have been issued but not yet adopted.

     We and CenterPoint Houston are seeking to eliminate the accumulated deficit because restrictions contained in the 1935 Act require registered public utility holding companies and their subsidiaries, like us and CenterPoint Houston, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the accumulated deficit will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, we could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CenterPoint Energy, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the consolidated financial statements and pursuant to a plan to sell this subsidiary, the Company has presented its electric generating operations as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     As discussed in Note 17 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 (January 10, 2006 as to the effect of the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2005 (January 10, 2006 as to the effects of the restatement discussed in Note 17 to the consolidated financial statements)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CenterPoint Energy, Inc.
Houston, Texas

     We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (as revised), that CenterPoint Energy, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our report dated March 15, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement in its 2004 annual consolidated financial statements which caused such annual financial statements to be restated. The misstatement was determined to be the result of a material weakness as further discussed in the following paragraph. Accordingly, management subsequently revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's revised assessment: There were ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within the Company's Natural Gas Distribution segment in the consolidation process. This weakness resulted in a material error and the restatement of the Company's consolidated balance sheet, as of December 31, 2004 and the statements of consolidated operations and of consolidated cash flows for the year ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements (as restated) and financial statement schedules as of and for the year ended December 31, 2004 of the Company and this report does not affect our reports on such restated financial statements or the financial statement schedules.

     In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements (as restated) and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our reports dated March 15, 2005 (January 10, 2006 as to the effects of the restatement discussed in Note 17 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs regarding i) the Company's presentation of its electric generating operations as discontinued operations and ii) the restatement discussed in Note 17 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2005 (January 10, 2006 as to the effect of the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting, as revised)

                 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
                      OVER FINANCIAL REPORTING (AS REVISED)

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

     In the Company's 2004 annual report on Form 10-K, filed on March 16, 2005, management of the Company included "Management's Annual Report on Internal Control Over Financial Reporting", which expressed a conclusion by management that as of December 31, 2004, the Company's internal control over financial reporting was effective. As a result of the restatement of its financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and, accordingly, has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

     A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described in Note 17 of the Notes to the Company's Consolidated Financial Statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 as defined under standards established by the Public Company Accounting Oversight Board. Specifically, there were ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within the Company's Natural Gas Distribution segment in the consolidation process. This weakness resulted in a material error and the restatement of the Company's Consolidated Balance Sheet as of December 31, 2004 and the Statements of Consolidated Operations and of Consolidated Cash Flows for the year ended December 31, 2004.

     In making this revised assessment, management, including our principal executive officer and principal financial officer, used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management's revised assessment, management concludes that, solely as a result of the material weakness described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

     Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on our revised assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and such report is included herein.

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                                                 2004
                                                                                            (AS RESTATED -
                                                                     2002         2003       SEE NOTE 17)
                                                                 -----------   ----------   --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES .....................................................   $ 6,437,505   $7,789,681     $7,999,461
                                                                 -----------   ----------     ----------
EXPENSES:
   Natural gas ...............................................     2,953,871    4,297,914      5,013,484
   Operation and maintenance .................................     1,242,472    1,334,271      1,276,892
   Depreciation and amortization .............................       457,608      465,571        489,642
   Taxes other than income taxes .............................       343,811      336,512        355,648
                                                                 -----------   ----------     ----------
      Total ..................................................     4,997,762    6,434,268      7,135,666
                                                                 -----------   ----------     ----------
OPERATING INCOME .............................................     1,439,743    1,355,413        863,795
                                                                 -----------   ----------     ----------
OTHER INCOME (EXPENSE):
   Gain (loss) on Time Warner investment .....................      (499,704)     105,820         31,592
   Gain (loss) on indexed debt securities ....................       480,027      (96,473)       (20,232)
   Interest and other finance charges ........................      (711,812)    (741,087)      (777,300)
   Return on true-up balance .................................            --           --        226,324
   Other, net ................................................        45,955       (9,838)        19,842
                                                                 -----------   ----------     ----------
      Total ..................................................      (685,534)    (741,578)      (519,774)
                                                                 -----------   ----------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS ........................................       754,209      613,835        344,021
Income Tax Expense ...........................................      (272,246)    (205,064)      (138,306)
                                                                 -----------   ----------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS ..       481,963      408,771        205,715
DISCONTINUED OPERATIONS:
   Income from RRI, net of tax ...............................        99,465           --             --
   Income (loss) from Other Operations, net of tax ...........           246       (2,674)            --
   Income (loss) from Texas Genco, net of tax ................      (113,136)     138,658        294,027
   Minority interest on income from RRI ......................       (17,308)          --             --
   Minority interest on income from Texas Genco ..............            --      (47,646)       (61,394)
   Loss on disposal of RRI ...................................    (4,371,464)          --             --
   Loss on disposal of Other Operations, net of tax ..........            --      (13,442)            --
   Loss on disposal of Texas Genco, net of tax ...............            --           --       (365,716)
                                                                 -----------   ----------     ----------
      Total ..................................................    (4,402,197)      74,896       (133,083)
                                                                 -----------   ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS ......................    (3,920,234)     483,667         72,632
Extraordinary Loss, net of tax ...............................            --           --       (977,336)
                                                                 -----------   ----------     ----------
NET INCOME (LOSS) ............................................   $(3,920,234)  $  483,667     $ (904,704)
                                                                 ===========   ==========     ==========
BASIC EARNINGS PER SHARE:
   Income from Continuing Operations .........................   $      1.62   $     1.35     $     0.67
   Discontinued Operations, net of tax .......................        (14.78)        0.24          (0.43)
   Extraordinary Loss, net of tax ............................            --           --          (3.18)
                                                                 -----------   ----------     ----------
   Net Income (Loss) .........................................   $    (13.16)  $     1.59     $    (2.94)
                                                                 ===========   ==========     ==========
DILUTED EARNINGS PER SHARE:
   Income from Continuing Operations .........................   $      1.61   $     1.24     $     0.61
   Discontinued Operations, net of tax .......................        (14.69)        0.22          (0.37)
   Extraordinary Loss, net of tax ............................            --           --          (2.72)
                                                                 -----------   ----------     ----------
   Net Income (Loss) .........................................   $    (13.08)  $     1.46     $    (2.48)
                                                                 ===========   ==========     ==========

          See Notes to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                             YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                           2002        2003        2004
                                                                       -----------   --------   ---------
                                                                            (IN THOUSANDS OF DOLLARS)
Net income (loss) ..................................................   $(3,920,234)  $483,667   $(904,704)
                                                                       -----------   --------   ---------
Other comprehensive income (loss), net of tax:
   Minimum pension liability adjustment (net of tax of $223,060,
      $25,467 and $197,397) ........................................      (414,254)    47,296     366,594
   Net deferred gain (loss) from cash flow hedges (net of tax of
      $25,192, $15,405 and $30,740) ................................       (69,615)    21,973      59,104
   Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $13,539, $3,588 and
      $3,478) ......................................................        39,705      9,015      (7,140)
   Reclassification of deferred gain from de-designation of cash flow hedges to over/under recovery of gas cost (net of tax of
      $36,766) .....................................................            --         --     (68,280)
   Other comprehensive income (loss) from discontinued operations
      (net of tax of $86,787, $366 and $1,924) .....................       161,176        680      (3,573)
                                                                       -----------   --------   ---------
Other comprehensive income (loss) ..................................      (282,988)    78,964     346,705
                                                                       -----------   --------   ---------
Comprehensive income (loss) ........................................   $(4,203,222)  $562,631   $(557,999)
                                                                       ===========   ========   =========

          See Notes to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                                2004
                                                            DECEMBER 31,   (AS RESTATED -
                                                                2003        SEE NOTE 17)
                                                            ------------   --------------
                                                                    (IN THOUSANDS)
                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ............................    $    86,922     $   164,645
   Investment in Time Warner common stock ...............        389,302         420,882
   Accounts receivable, net .............................        566,260         674,355
   Accrued unbilled revenues ............................        395,351         576,252
   Inventory ............................................        243,235         253,686
   Non-trading derivative assets ........................         45,897          50,219
   Taxes receivable .....................................        228,746              --
   Current assets of discontinued operations ............        301,765         513,768
   Prepaid expense and other current assets .............         99,153         116,909
                                                             -----------     -----------
      Total current assets ..............................      2,356,631       2,770,716
                                                             -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, NET ......................      8,084,924       8,186,393
                                                             -----------     -----------
OTHER ASSETS:
   Goodwill, net ........................................      1,740,510       1,740,510
   Other intangibles, net ...............................         59,111          58,068
   Regulatory assets ....................................      4,930,793       3,349,944
   Non-trading derivative assets ........................         11,273          17,682
   Non-current assets of discontinued operations ........      3,942,296       1,051,158
   Other ................................................        335,552         921,678
                                                             -----------     -----------
      Total other assets ................................     11,019,535       7,139,040
                                                             -----------     -----------
         TOTAL ASSETS ...................................    $21,461,090     $18,096,149
                                                             ===========     ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings ................................    $    63,135     $        --
   Current portion of long-term debt ....................        160,792       1,835,988
   Indexed debt securities derivative ...................        321,352         341,575
   Accounts payable .....................................        588,883         802,215
   Taxes accrued ........................................        154,916         609,025
   Interest accrued .....................................        164,521         151,365
   Non-trading derivative liabilities ...................          8,036          26,323
   Regulatory liabilities ...............................        186,239         225,158
   Accumulated deferred income taxes, net ...............        280,836         260,958
   Current liabilities of discontinued operations .......        332,125         448,974
   Other ................................................        276,392         419,811
                                                             -----------     -----------
      Total current liabilities .........................      2,537,227       5,121,392
                                                             -----------     -----------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...............      2,231,066       2,415,143
   Unamortized investment tax credits ...................         61,197          53,690
   Non-trading derivative liabilities ...................          3,330           6,413
   Benefit obligations ..................................        818,061         440,110
   Regulatory liabilities ...............................      1,358,030       1,081,370
   Non-current liabilities of discontinued operations ...      1,277,760         420,393
   Other ................................................        457,255         259,120
                                                             -----------     -----------
      Total other liabilities ...........................      6,206,699       4,676,239
                                                             -----------     -----------
LONG-TERM DEBT ..........................................     10,777,934       7,193,016
                                                             -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
MINORITY INTEREST IN DISCONTINUED OPERATIONS ............        178,673              --
                                                             -----------     -----------
SHAREHOLDERS' EQUITY ....................................      1,760,557       1,105,502
                                                             -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........    $21,461,090     $18,096,149
                                                             ===========     ===========

          See Notes to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                               (AS RESTATED - SEE NOTE 17)
                                                                         ---------------------------------------
                                                                             2002          2003          2004
                                                                         -----------   -----------   -----------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................   $(3,920,234)  $   483,667   $  (904,704)
   Discontinued operations, net of tax ...............................     4,402,197       (74,896)      133,083
   Extraordinary loss, net of tax ....................................            --            --       977,336
                                                                         -----------   -----------   -----------
   Income from continuing operations and cumulative
      effect of accounting change ....................................       481,963       408,771       205,715
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization ..................................       457,608       465,571       489,642
      Deferred income taxes ..........................................       346,777       508,749       264,914
      Amortization of deferred financing costs .......................       112,835       140,638        92,454
      Investment tax credit ..........................................        (5,225)       (7,431)       (7,507)
      Unrealized loss (gain) on Time Warner investment ...............       499,704      (105,820)      (31,592)
      Unrealized loss (gain) on indexed debt securities ..............      (480,027)       96,473        20,232
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ..............      (217,965)     (109,861)     (201,963)
         Inventory ...................................................        29,741       (47,587)      (10,451)
         Taxes receivable ............................................       (67,659)     (161,087)       34,888
         Accounts payable ............................................       134,442        77,319       218,312
         Fuel cost over (under) recovery/surcharge ...................       250,191        25,420        25,212
         Interest and taxes accrued ..................................        72,620        37,381        81,190
         Net regulatory assets and liabilities .......................    (1,062,130)     (772,604)     (519,830)
         Clawback payment from RRI ...................................            --            --       176,600
         Non-trading derivatives, net ................................      (144,478)        2,913       (40,464)
         Pension contribution ........................................            --       (22,700)     (476,000)
         Other current assets ........................................       (38,130)      (37,100)      (17,772)
         Other current liabilities ...................................       (63,813)      (23,638)      (26,562)
         Other assets ................................................       (87,721)       29,048        79,760
         Other liabilities ...........................................       200,053       106,869         4,157
      Other, net .....................................................        36,434        38,547        20,047
                                                                         -----------   -----------   -----------
         Net cash provided by operating activities of continuing
            operations ...............................................       455,220       649,871       380,982
         Net cash provided by (used in) operating activities of
            discontinued operations ..................................      (120,378)      244,538       354,846
                                                                         -----------   -----------   -----------
         Net cash provided by operating activities ...................       334,842       894,409       735,828
                                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................      (823,792)     (658,845)     (603,756)
   Proceeds from sale of Texas Genco, including cash retained ........            --            --     2,947,000
   Purchase of minority interest of Texas Genco ......................            --            --      (326,000)
   Increase in restricted cash for purchase of minority interest of
      Texas Genco ....................................................            --            --      (390,000)
   Funds held for purchase of additional interest in South Texas
      Project ........................................................            --            --      (191,200)
   Proceeds from sale of Time Warner investment ......................        43,419            --            --
   Other, net ........................................................         8,864        (2,017)       29,478
                                                                         -----------   -----------   -----------
         Net cash provided by (used in) investing activities .........      (771,509)     (660,862)    1,465,522
                                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings, net .................       668,386      (284,000)      (63,000)
   Long-term revolving credit facility, net ..........................            --    (2,400,500)   (1,205,500)
   Proceeds from long-term debt ......................................     1,320,723     3,796,529       229,050
   Payments of long-term debt ........................................      (696,218)   (1,210,548)     (943,045)
   Debt issuance costs ...............................................      (196,830)     (240,798)      (15,228)
   Payment of common stock dividends .................................      (324,682)     (122,206)     (122,881)
   Payment of common stock dividends by subsidiary ...................            --       (15,234)      (15,234)
   Proceeds from issuance of common stock, net .......................        12,994         9,349        12,211
   Redemption of indexed debt securities .............................       (45,085)           --            --
   Other, net ........................................................       (16,525)       17,079            --
                                                                         -----------   -----------   -----------
         Net cash provided by (used in) financing activities .........       722,763      (450,329)   (2,123,627)
                                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       286,096      (216,782)       77,723
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................        17,608       303,704        86,922
                                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................   $   303,704   $    86,922   $   164,645
                                                                         ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
      Interest .......................................................   $   632,987   $   762,613   $   758,665
      Income taxes (refunds) .........................................       (27,977)     (197,915)     (123,603)

          See Notes to the Company's Consolidated Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                       2002                    2003                    2004
                                                              ---------------------   ---------------------   ---------------------
                                                               SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                              -------   -----------   -------   -----------   -------   -----------
                                                                               (IN THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE OUTSTANDING ........................        --   $        --        --   $        --        --   $        --
CUMULATIVE PREFERRED STOCK, $0.01 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, NONE OUTSTANDING ....................        --            --        --            --        --            --
COMMON STOCK, $0.01 PAR VALUE; AUTHORIZED 1,000,000,000
   SHARES
   Balance, beginning of year .............................   302,944         3,029   305,017         3,050   306,297         3,063
   Issuances related to benefit and investment plans ......     2,073            21     1,280            13     1,748            17
                                                              -------   -----------   -------   -----------   -------   -----------
   Balance, end of year ...................................   305,017         3,050   306,297         3,063   308,045         3,080
                                                              -------   -----------   -------   -----------   -------   -----------
ADDITIONAL PAID-IN-CAPITAL
   Balance, beginning of year .............................        --     3,894,272        --     3,046,043        --     2,868,416
   Issuances related to benefit and investment plans ......        --        11,866        --       (31,364)       --        22,919
   Loss on issuance of subsidiaries' stock ................        --       (12,835)       --            --        --            --
   Distribution of RRI ....................................        --      (847,200)       --            --        --            --
   Distribution of Texas Genco ............................        --            --        --      (146,263)       --            --
   Other ..................................................        --           (60)       --            --        --            --
                                                              -------   -----------   -------   -----------   -------   -----------
   Balance, end of year ...................................        --     3,046,043        --     2,868,416        --     2,891,335
                                                              -------   -----------   -------   -----------   -------   -----------
UNEARNED ESOP STOCK
   Balance, beginning of year .............................    (7,070)     (131,888)   (4,916)      (78,049)     (912)       (2,842)
   Issuances related to benefit plan ......................     2,154        53,839     4,004        75,207       912         2,842
                                                              -------   -----------   -------   -----------   -------   -----------
   Balance, end of year ...................................    (4,916)      (78,049)     (912)       (2,842)       --            --
                                                              -------   -----------   -------   -----------   -------   -----------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
   Balance, beginning of year .............................               3,176,533              (1,062,083)               (700,033)
   Net income (loss) ......................................              (3,920,234)                483,667                (904,704)
   Common stock dividends -- $1.07 per share in 2002 and
      $0.40 per share in 2003 and 2004 ....................                (318,382)               (121,617)               (122,834)
                                                                        -----------             -----------             -----------
   Balance, end of year ...................................              (1,062,083)               (700,033)             (1,727,571)
                                                                        -----------             -----------             -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance, end of year:
   Minimum pension liability adjustment ...................                (419,909)               (372,613)                 (6,019)
   Net deferred loss from cash flow hedges ................                 (66,422)                (35,434)                (51,750)
   Other comprehensive loss from discontinued operations ..                    (680)                     --                  (3,573)
                                                                        -----------             -----------             -----------
   Total accumulated other comprehensive loss,
      end of year .........................................                (487,011)               (408,047)                (61,342)
                                                                        -----------             -----------             -----------
      Total Shareholders' Equity ..........................             $ 1,421,950             $ 1,760,557             $ 1,105,502
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

     (D) LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                                                       DECEMBER 31,
                                                 ESTIMATED USEFUL   -----------------
                                                   LIVES (YEARS)      2003      2004
                                                 ----------------   -------   -------
                                                             (IN MILLIONS)
Electric transmission & distribution .........         5-75         $ 6,085   $ 6,245
Natural gas distribution .....................         5-50           2,316     2,494
Pipelines and gathering ......................         5-75           1,722     1,767
Other property ...............................         3-40             446       457
                                                                    -------   -------
   Total .....................................                       10,569    10,963
Accumulated depreciation and amortization ....                       (2,484)   (2,777)
                                                                    -------   -------
      Property, plant and equipment, net .....                      $ 8,085   $ 8,186
                                                                    =======   =======

     The components of the Company's other intangible assets consist of the following:

                                        DECEMBER 31, 2003         DECEMBER 31, 2004
                                     -----------------------   -----------------------
                                     CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                      AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                     --------   ------------   --------   ------------
                                                       (IN MILLIONS)
Land Use Rights...................      $55         $(12)         $55         $(12)
Other.............................       20           (4)          21           (6)
                                        ---         ----          ---         ----
   Total..........................      $75         $(16)         $76         $(18)
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

     Amortization expense for other intangibles for 2002, 2003 and 2004 was $2 million in each year. Estimated amortization expense for the five succeeding fiscal years is as follows (in millions):

2005...................   $ 2
2006...................     2
2007...................     3
2008...................     3
2009...................     3
                          ---
   Total...............   $13
                          ===

     Goodwill by reportable business segment is as follows (in millions):

                                                 DECEMBER 31,
                                                2003 AND 2004
                                                -------------
Natural Gas Distribution.....................       $1,085
Pipelines and Gathering......................          601
Other Operations.............................           55
                                                    ------
   Total.....................................       $1,741
                                                    ======

     The Company reviews the carrying value of goodwill annually and at such times when events or changes in circumstances indicate that it may not be recoverable. The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

     The Company periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets.

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

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2003 and 2004:

                                                                            DECEMBER 31,
                                                                          ---------------
                                                                           2003     2004
                                                                          ------   ------
                                                                           (IN MILLIONS)
Recoverable electric generation-related regulatory assets..............   $3,226   $1,946
Securitized regulatory asset...........................................      682      647
Unamortized loss on reacquired debt....................................       80       80
Estimated removal costs................................................     (647)    (677)
Other long-term regulatory assets/liabilities..........................       46       47
                                                                          ------   ------
   Total...............................................................   $3,387   $2,043
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

     The following table presents depreciation and other amortization expense for 2002, 2003 and 2004.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002   2003   2004
                                                                 ----   ----   ----
                                                                   (IN MILLIONS)
Depreciation expense.......................................      $387   $403   $415
Other amortization expense.................................        71     63     75
                                                                 ----   ----   ----
   Total depreciation and amortization expense.............      $458   $466   $490
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

                                        DECEMBER 31,
                                       -------------
                                        2003   2004
                                       -----   ----
                                       (IN MILLIONS)
Materials and supplies..............    $ 83   $ 78
Natural gas.........................     160    176
                                        ----   ----
   Total inventory..................    $243   $254
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

                                       2002     2003     2004
                                      ------   ------   ------
Expected life in years ............        5        5        5
Interest rate .....................     2.83%    2.62%    3.02%
Volatility ........................    48.95%   52.60%   27.23%
Expected common stock dividend ....   $ 0.64   $ 0.40   $ 0.40

     Pro-forma information for 2002, 2003 and 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                          2002     2003    2004
                                                                        -------   -----   ------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) as reported ................................          $(3,920)  $ 484   $ (905)
Add: Total stock-based employee compensation expense as
   recorded, net of related tax effects ......................                1       6        5
Less: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects ................................              (10)    (16)      (9)
                                                                        -------   -----   ------
Pro-forma net income (loss) ..................................          $(3,929)  $ 474   $ (909)
                                                                        =======   =====   ======
Basic Earnings (Loss) Per Share:
   As reported ...............................................          $(13.16)  $1.59   $(2.94)
   Pro-forma .................................................          $(13.19)  $1.58   $(2.95)
Diluted Earnings (Loss) Per Share:
   As reported ...............................................          $(13.08)  $1.46   $(2.48)
   Pro-forma .................................................          $(13.11)  $1.45   $(2.49)

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

     The following table summarizes the components of the income (loss) from discontinued operations of Texas Genco for each of the years ended December 2002, 2003 and 2004:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                   2002    2003    2004
                                                                  -----   -----   -----
                                                                      (IN MILLIONS)
Texas Genco net income (loss) as reported ....................    $ (93)  $ 250   $ (99)
Texas Genco loss on sale of fossil assets, net of tax(1) .....       --      --     426
                                                                  -----   -----   -----
Texas Genco net income (loss) as adjusted for loss on sale of
   fossil assets .............................................      (93)    250     327
General corporate overhead reclassification, net of tax(2) ...       18      18      13
Interest expense reclassification, net of tax(3) .............      (38)   (129)    (46)
                                                                  -----   -----   -----
Income (loss) from discontinued operations of Texas Genco, net
   of tax ....................................................     (113)    139     294
Minority interest in discontinued operations of Texas Genco ..       --     (48)    (61)
                                                                  -----   -----   -----
Income (loss) from discontinued operations of Texas Genco, net
   of tax and minority interest ..............................     (113)     91     233
                                                                  -----   -----   -----
Loss on sale of Texas Genco, net of tax ......................       --      --    (214)
Loss offsetting Texas Genco's 2004 earnings, net of tax ......       --      --    (152)
                                                                  -----   -----   -----
Loss on disposal of Texas Genco, net of tax ..................       --      --    (366)
                                                                  -----   -----   -----
   Total Discontinued Operations of Texas Genco ..............    $(113)  $  91   $(133)
                                                                  =====   =====   =====

----------
(1) In 2004, Texas Genco recorded an after-tax loss of $426 million related to the sale of its coal, lignite and gas-fired generation plants which occurred in the first step of the transaction pursuant to which Texas Genco is being sold. This loss was reversed by CenterPoint Energy to reflect its estimated loss on the sale of Texas Genco.

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

     Summarized balance sheet information as of December 31, 2003 and 2004 related to discontinued operations of Texas Genco is as follows:

                                                       DECEMBER 31,   DECEMBER 31,
                                                           2003           2004
                                                       ------------   ------------
                                                              (IN MILLIONS)
CURRENT ASSETS:
   Cash and cash equivalents .......................      $   45         $   43
   Restricted cash .................................          --            390
   Accounts receivable, principally trade ..........          82             28
   Other current assets ............................         175             53
                                                          ------         ------
      Total current assets .........................         302            514
                                                          ------         ------
NON-CURRENT ASSETS:
   Funds held for purchase of additional interest
      in South Texas Project .......................          --            191
   Other non-current assets ........................       3,942            860
                                                          ------         ------
      Total non-current assets .....................       3,942          1,051
                                                          ------         ------
      TOTAL ASSETS .................................       4,244          1,565
                                                          ------         ------
CURRENT LIABILITIES:
   Accounts payable, principally trade .............         109             17
   Payable to minority shareholders ................          --            390
   Other current liabilities .......................         223             42
                                                          ------         ------
      Total current liabilities ....................         332            449
                                                          ------         ------
OTHER LONG-TERM LIABILITIES(1) .....................       1,278            420
                                                          ------         ------
      TOTAL LIABILITIES ............................       1,610            869
MINORITY INTEREST ..................................         179             --
                                                          ------         ------
NET ASSETS OF DISCONTINUED OPERATIONS ..............      $2,455         $  696
                                                          ======         ======

----------
(1) Deferred taxes of $758 million recorded as of December 31, 2003 were reversed upon the completion of the first step of the sale of Texas Genco. Taxes payable resulting from the sale will be paid by the Company, and are included in current liabilities as of December 31, 2004.

     On December 15, 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Texas Genco used approximately $716 million of the cash proceeds from the sale to repay an overnight bridge loan that Texas Genco had entered into in order to finance the repurchase of Texas Genco's common stock held by minority shareholders prior to the first step of the Texas Genco sale. Texas Genco distributed the balance of the cash proceeds from the sale ($2.097 billion) and cash on hand ($134 million), for a total of $2.231 billion, to the Company. Included in current assets of discontinued operations is $390 million of restricted cash designated to buy back the remaining shares of Texas Genco's common stock which have not yet been tendered by Texas Genco's former minority shareholders.

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

     Quasi-Reorganization. On December 30, 2004, the Board of Directors of the Company adopted a plan for an accounting reorganization of the Company, to be effective as of January 1, 2005. At the same time, the Manager of CenterPoint Houston adopted a similar plan for CenterPoint Houston. These plans were adopted in order to eliminate the accumulated deficit that exists at both companies.

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

     An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish an accumulated deficit. It involves restating a company's assets and its liabilities to their fair values. The accumulated deficit is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, the Company had an accumulated deficit of approximately $1.7 billion. That deficit stemmed from the accounting effects of
(1) the Company's distribution of its ownership interest in RRI to its shareholders in September 2002, (2) the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding (defined below) and (3) the loss on discontinued operations that was recorded in connection with the Company's sale of Texas Genco. In addition to eliminating the accumulated deficit and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, the Company and CenterPoint Houston would be required to implement any accounting standards that have been issued but not yet adopted.

     The Company and CenterPoint Houston are seeking to eliminate the accumulated deficit balance because restrictions contained in the 1935 Act require registered public utility holding companies and their subsidiaries, like the Company and CenterPoint Houston, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the accumulated deficit will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, the Company could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

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

(4) REGULATORY MATTERS

     (A) 2004 TRUE-UP PROCEEDING

     In March 2004, CenterPoint Houston filed the final true-up application required by the Texas electric restructuring law with the Public Utility Commission of Texas (Texas Utility Commission) (2004 True-Up Proceeding). CenterPoint Houston's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from RRI described below. In June, July and September 2004, the Texas Utility Commission conducted hearings on, and held public meetings addressing, CenterPoint Houston's true-up application. In December 2004, the Texas Utility Commission approved a final order in CenterPoint Houston's true-up proceeding (2004 Final Order) authorizing CenterPoint Houston to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. As a result of the 2004 Final Order, the Company wrote-off net regulatory assets of $1.5 billion and recorded a related income tax benefit of $526 million, resulting in an after-tax charge of $977 million, which is reflected as an extraordinary loss in the Company's Statements of Consolidated Operations. The Company recorded an expected loss of $894 million in the third quarter of 2004 and increased this amount by $83 million in the fourth quarter of 2004 based on the Company's assessment of the amounts ultimately recoverable. In January 2005, CenterPoint Houston appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by CenterPoint Houston. Other parties have also appealed the order, seeking to reduce the amount authorized for CenterPoint Houston's recovery. Although CenterPoint Houston believes it has meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

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

     (B) CREDIT RISKS

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the non-trading derivative assets of the Company as of December 31, 2003 and 2004 (in millions):

                             DECEMBER 31, 2003       DECEMBER 31, 2004
                            -------------------   ----------------------
                            INVESTMENT            INVESTMENT
                            GRADE(1)(2)   TOTAL   GRADE(1)(2)   TOTAL(3)
                            -----------   -----   -----------   --------
Energy marketers ........        $24       $35        $10          $17
Financial institutions ..         21        21         50           50
Other ...................         --         1          1            1
                                 ---       ---        ---          ---
   Total ................        $45       $57        $61          $68
                                 ===       ===        ===          ===

----------
(1) "Investment grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guarantees) and collateral, which encompass cash and standby letters of credit.

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

     The following table sets forth summarized financial information regarding the Company's investment in TW securities and the Company's ZENS obligation (in millions):

                                                         DEBT     DERIVATIVE
                                             TW       COMPONENT    COMPONENT
                                         INVESTMENT    OF ZENS      OF ZENS
                                         ----------   ---------   ----------
Balance at December 31, 2001 .........     $ 827         $123       $ 730
Accretion of debt component of ZENS ..        --            1          --
Gain on indexed debt securities ......        --           --        (480)
Loss on TW Common ....................      (500)          --          --
Liquidation of TW Common .............       (43)          --          --
Liquidation of ZENS, net of gain .....        --          (20)        (25)
                                           -----         ----       -----
Balance at December 31, 2002 .........       284          104         225
Accretion of debt component of ZENS ..        --            1          --
Loss on indexed debt securities ......        --           --          96
Gain on TW Common ....................       106           --          --
                                           -----         ----       -----
Balance at December 31, 2003 .........       390          105         321
Accretion of debt component of ZENS ..        --            2          --
Loss on indexed debt securities ......        --           --          20
Gain on TW Common ....................        31           --          --
                                           -----         ----       -----
Balance at December 31, 2004 .........     $ 421         $107       $ 341
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

(8)  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                  DECEMBER 31, 2003        DECEMBER 31, 2004
                                                                               ----------------------   ----------------------
                                                                               LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                                               ---------   ----------   ---------   ----------
                                                                                                (IN MILLIONS)
Short-term borrowings:
   Revolving credit facility ...............................................                  $ 63                    $   --
                                                                                              ----                    ------
Long-term debt:
CenterPoint Energy:
   ZENS(2) .................................................................    $    --        105       $   --         107
   Senior notes 5.875% to 7.25% due 2008 to 2015 ...........................        600         --          600          --
   Convertible senior notes 2.875% to 3.75% due 2023 to 2024 ...............        830         --          830          --
   Pollution control bonds 5.60% to 6.70% due 2012 to 2027(3) ..............        380         --          151          --
   Pollution control bonds 4.70% to 8.00% due 2011 to 2030(4) ..............      1,046         --        1,046          --
   Loans due 2006(5) .......................................................      1,450         10          239          --
   Junior subordinated debentures payable to affiliate 8.257% due 2037(6) ..        747         --          103          --
CenterPoint Houston:
   First mortgage bonds 9.15% due 2021 .....................................        102         --          102          --
   Series 2001-1 Transition Bonds 3.84% to 5.63% due 2005 to 2013 ..........        676         41          629          47
   Term loan, LIBOR plus 9.75%, due 2005(7) ................................      1,310         --           --       1,310
   General mortgage bonds 5.60% to 6.95% due 2013 to 2033 ..................      1,262         --        1,262          --
   Pollution control bonds 3.625% to 5.60% due 2012 to 2027(8) .............         --         --          229          --
CERC Corp.:
   Convertible subordinated debentures 6.00% due 2012 ......................         74         --           69           6
   Senior notes 5.95% to 8.90% due 2005 to 2014 ............................      2,251         --        1,923         325
   Junior subordinated debentures payable to affiliate 6.25% due 2026(6) ...          6         --            6          --
Other ......................................................................         46          5            5          41
Unamortized discount and premium(9) ........................................         (2)        --           (1)         --
                                                                                -------       ----       ------      ------
      Total long-term debt .................................................     10,778        161        7,193       1,836
                                                                                -------       ----       ------      ------
      Total borrowings .....................................................    $10,778       $224       $7,193      $1,836
                                                                                =======       ====       ======      ======

----------
(1)  Includes amounts due or exchangeable within one year of the date noted.

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

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities or capital securities of the trusts described above and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                              AGGREGATE LIQUIDATION
                                  AMOUNTS AS OF          DISTRIBUTION     MANDATORY
                           ---------------------------       RATE/        REDEMPTION
                           DECEMBER 31,   DECEMBER 31,     INTEREST         DATE/
TRUST                          2003           2004           RATE       MATURITY DATE       JUNIOR SUBORDINATED DEBENTURES
-----                      ------------   ------------   ------------   -------------       ------------------------------
                                                                      (IN MILLIONS)
REI Trust I.............       $375           $ --           7.20%      March 2048      7.20% Junior Subordinated Debentures
HL&P Capital Trust I....       $250           $ --          8.125%      March 2046      8.125% Junior Subordinated Deferrable
                                                                                        Interest Debentures Series A
HL&P Capital Trust II...       $100           $100          8.257%      February 2037   8.257% Junior Subordinated Deferrable
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

     The following table summarizes the Company's performance-based units, performance-based shares and restricted share grant activity for the years 2002 through 2004:

                                                         NUMBER OF           NUMBER OF        NUMBER OF
                                                     PERFORMANCE-BASED   PERFORMANCE-BASED   RESTRICTED
                                                           UNITS               SHARES          SHARES
                                                     -----------------   -----------------   ----------
Outstanding at December 31, 2001 .................         83,670              626,090         208,562
   Granted .......................................             --              451,050              --
   Canceled ......................................         (5,625)            (176,258)        (41,892)
   Released to participants ......................           (120)            (447,060)        (78,768)
                                                          -------           ----------       ---------
Outstanding at December 31, 2002 .................         77,925              453,822          87,902
   Granted .......................................             --              840,920         583,613
   Shares converted at Texas Genco Distribution ..             --               25,746          23,219
   Canceled ......................................        (29,515)             (43,386)        (14,240)
   Released to participants ......................         (1,441)              (7,042)       (113,056)
                                                          -------           ----------       ---------
Outstanding at December 31, 2003 .................         46,969            1,270,060         567,438
   Granted .......................................         38,200                   --         255,800
   Canceled ......................................            (39)             (88,905)        (40,128)
   Released to participants ......................        (47,930)             (12,642)        (14,363)
                                                          -------           ----------       ---------
Outstanding at December 31, 2004 .................         37,200            1,168,513         768,747
                                                          =======           ==========       =========
Weighted average fair value granted for 2002 .....                          $    12.00       $      --
                                                                            ==========       =========
Weighted average fair value granted for 2003 .....                          $     5.70       $    5.83
                                                                            ==========       =========
Weighted average fair value granted for 2004 .....                          $       --       $   10.95
                                                                            ==========       =========

     The maximum value associated with the performance-based units granted in 2004 was $150 per unit.

     Effective with the RRI Distribution which occurred on September 30, 2002, the Company's compensation committee authorized the conversion of outstanding CenterPoint Energy performance-based shares for the performance cycle ending December 31, 2002 to a number of restricted shares of CenterPoint Energy's common stock equal to the number of performance-based shares that would have vested if the performance objectives for the performance cycle were achieved at the maximum level for substantially all shares. These restricted shares vested if the participant holding the shares remained employed with the Company or with RRI and its subsidiaries through December 31, 2002. On the date of the RRI Distribution, holders of these restricted shares received shares of RRI common stock in the same manner as other holders of CenterPoint Energy common stock, but these shares of common stock were subject to the same vesting schedule, as well as to the terms and conditions of the plan under which the original performance shares were granted. Thus, following the RRI Distribution, employees who held performance-based shares under the LICP for the performance cycle ending December 31, 2002 held restricted shares of CenterPoint Energy common stock and restricted shares of RRI common stock, which vested following continuous employment through December 31, 2002.

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

     The following table summarizes stock option activity related to the Company for the years 2002 through 2004:

                                                         NUMBER OF   WEIGHTED AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                        ----------   ----------------
Outstanding at December 31, 2001 ....................    9,828,471        $28.34
   Options granted ..................................    3,115,399          7.12
   Options converted at RRI Distribution ............      742,636         29.01
   Options exercised ................................      (71,273)        20.59
   Options canceled .................................   (1,155,351)        16.11
                                                        ----------
Outstanding at December 31, 2002 ....................   12,459,882         18.26
   Options granted ..................................    2,217,546          5.69
   Options converted at Texas Genco Distribution ....      751,867         17.21
   Options exercised ................................      (80,750)         6.44
   Options canceled .................................     (275,408)        16.40
                                                        ----------
Outstanding at December 31, 2003 ....................   15,073,137         15.59
   Options granted ..................................    2,028,000         10.92
   Options exercised ................................     (580,624)         6.16
   Options canceled .................................     (361,418)        11.99
                                                        ----------
Outstanding at December 31, 2004 ....................   16,159,095        $15.42
                                                        ==========        ======
Options exercisable at December 31, 2002 ............    6,854,910        $19.78
                                                        ==========        ======
Options exercisable at December 31, 2003 ............   10,285,689        $18.09
                                                        ==========        ======
Options exercisable at December 31, 2004 ............   12,076,730        $17.82
                                                        ==========        ======

     Exercise prices for CenterPoint Energy stock options outstanding held by Company employees ranged from $4.78 to $32.26. The following tables provide information with respect to outstanding CenterPoint Energy stock options held by the Company's employees on December 31, 2004:

                                                                             REMAINING AVERAGE
                                                OPTIONS         AVERAGE       CONTRACTUAL LIFE
                                              OUTSTANDING   EXERCISE PRICE        (YEARS)
                                              -----------   --------------   -----------------
Ranges of Exercise Prices:
   $4.78-$10.00............................     4,212,025       $ 6.10              7.2
   $10.01-$15.00...........................     5,737,414        12.93              5.1
   $15.01-$20.00...........................     3,079,571        18.06              2.2
   $20.01-$30.00...........................       708,162        22.99              3.5
   $30.01-$32.26...........................     2,421,923        31.96              5.4
                                               ----------
      Total................................    16,159,095        15.42              5.1
                                               ==========

     The following table provides information with respect to CenterPoint Energy stock options exercisable at December 31, 2004:

                                                OPTIONS         AVERAGE
                                              EXERCISABLE   EXERCISE PRICE
                                              -----------   --------------
Ranges of Exercise Prices:
   $4.78-$10.00............................     2,070,960   $ 6.23
   $10.01-$15.00...........................     3,796,114    13.96
   $15.01-$20.00...........................     3,079,571    18.06
   $20.01-$30.00...........................       708,162    22.99
   $30.01-$32.26...........................     2,421,923    31.96
                                               ----------
      Total................................    12,076,730    17.82
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

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                                         YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------
                                                       2002                        2003                        2004
                                            -------------------------   -------------------------   -------------------------
                                            PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                            BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                            --------   --------------   --------   --------------   --------   --------------
                                                                              (IN MILLIONS)
Service cost ............................    $  32          $  5          $ 37          $  4         $  40          $  4
Interest cost ...........................      104            32           102            31           102            31
Expected return on plan assets ..........     (126)          (13)          (92)          (11)         (103)          (13)
Net amortization ........................       16            13            43            13            37            13
Curtailment .............................       --            --            --            --            --            17
Benefit enhancement .....................        9             3            --            --             4             2
Settlement ..............................       --           (18)           --            --            --            --
                                             -----          ----          ----          ----         -----          ----
Net periodic cost .......................    $  35          $ 22          $ 90          $ 37         $  80          $ 54
                                             =====          ====          ====          ====         =====          ====
Above amounts reflect the following
   net periodic cost (benefit) related to
   discontinued operations ..............    $  11          $ (9)         $ 17          $  4         $  11          $ 20
                                             =====          ====          ====          ====         =====          ====

     The Company used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

                                                                                  DECEMBER 31,
                                               ---------------------------------------------------------------------------------
                                                          2002                        2003                        2004
                                               -------------------------   -------------------------   -------------------------
                                               PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                               BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                               --------   --------------   --------   --------------   --------   --------------
Discount rate ..............................     7.25%         7.25%         6.75%         6.75%         6.25%         6.25%
Expected return on plan assets .............      9.5%          9.5%          9.0%          9.0%          9.0%          8.5%
Rate of increase in compensation levels ....      4.1%           --           4.1%           --           4.1%           --

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

     The following table displays the change in the benefit obligation, the fair value of plan assets and the amounts included in the Company's Consolidated Balance Sheets as of December 31, 2003 and 2004 for the Company's pension and postretirement benefit plans:

                                                                               DECEMBER 31,
                                                          -----------------------------------------------------
                                                                     2003                        2004
                                                          -------------------------   -------------------------
                                                          PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                                          BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                                          --------   --------------   --------   --------------
                                                                              (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year .................    $1,550        $ 479         $1,692        $ 518
Service cost ..........................................        37            4             40            4
Interest cost .........................................       102           31            102           31
Participant contributions .............................        --            8             --            6
Benefits paid .........................................      (142)         (43)          (124)         (42)
Plan amendments .......................................         4           (5)            --          (20)
Divestitures ..........................................        --           --           (165)          --
Actuarial loss ........................................       141           44            161           36
Curtailment, benefit enhancement and settlement .......        --           --              4            2
                                                           ------        -----         ------        -----
Benefit obligation, end of year .......................    $1,692        $ 518         $1,710        $ 535
                                                           ======        =====         ======        =====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year ........................    $1,054        $ 131         $1,194        $ 150
Employer contributions ................................        23           34            476           27
Participant contributions .............................        --            8             --            6
Benefits paid .........................................      (142)         (43)          (124)         (42)
Divestitures ..........................................        --           --            (40)          --
Actual investment return ..............................       259           20            151           15
                                                           ------        -----         ------        -----
Plan assets, end of year ..............................    $1,194        $ 150         $1,657        $ 156
                                                           ======        =====         ======        =====
RECONCILIATION OF FUNDED STATUS
Funded status .........................................    $ (498)       $(368)        $  (53)       $(379)
Unrecognized actuarial loss ...........................       733           63            714           96
Unrecognized prior service cost .......................       (71)          49            (51)          14
Unrecognized transition (asset) obligation ............        --           79             --           65
                                                           ------        -----         ------        -----
Net amount recognized .................................    $  164        $(177)        $  610        $(204)
                                                           ======        =====         ======        =====
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations ...................................    $ (395)       $(177)        $  610        $(204)
Accumulated other comprehensive income ................       559           --             --           --
                                                           ------        -----         ------        -----
Prepaid (accrued) benefit cost ........................    $  164        $(177)        $  610        $(204)
                                                           ======        =====         ======        =====
ACTUARIAL ASSUMPTIONS
Discount rate .........................................      6.25%        6.25%          5.75%        5.75%
Expected return on plan assets ........................       9.0%         8.5%           8.5%         8.0%
Rate of increase in compensation levels ...............       4.1%          --            4.6%          --
Healthcare cost trend rate assumed for the next year ..        --        10.50%            --         9.75%
Rate to which the cost trend rate is assumed to decline
   (the ultimate trend rate) ..........................        --          5.5%            --          5.5%
Year that the rate reaches the ultimate trend rate ....        --         2011             --         2011

                                                                                 DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                                 2003                                    2004
                                                -------------------------------------   -------------------------------------
                                                     PENSION          POSTRETIREMENT         PENSION          POSTRETIREMENT
                                                     BENEFITS            BENEFITS            BENEFITS            BENEFITS
                                                -----------------   -----------------   -----------------   -----------------
                                                                             (IN MILLIONS)
ADDITIONAL INFORMATION
Accumulated benefit obligation...............        $1,589                $518              $1,635                $535
Change in minimum liability included in other
   comprehensive income......................           (64)                 --                (559)                 --
Measurement date used to determine plan
   obligations and assets....................   December 31, 2003   December 31, 2003   December 31, 2004   December 31, 2004

     Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                        1%         1%
                                                     INCREASE   DECREASE
                                                     --------   --------
                                                        (IN MILLIONS)
Effect on total of service and interest cost .....      $ 2        $ 2
Effect on the postretirement benefit obligation ..       39         33

     The following table displays the weighted-average asset allocations as of December 31, 2003 and 2004 for the Company's pension and postretirement benefit plans:

                                                          DECEMBER 31,
                                     -----------------------------------------------------
                                                2003                        2004
                                     -------------------------   -------------------------
                                     PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                     BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                     --------   --------------   --------   --------------
Domestic equity securities .......      60%           41%           57%           34%
International equity securities ..      15             9            15            11
Debt securities ..................      22            48            26            54
Real estate ......................       3            --             2            --
Cash .............................      --             2            --             1
                                       ---           ---           ---           ---
   Total .........................     100%          100%          100%          100%
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

     As part of the investment strategy discussed above, the Company has adopted and maintains the following weighted average allocation targets for its benefit plans:

                                     PENSION    POSTRETIREMENT
                                     BENEFITS      BENEFITS
                                     --------   --------------
Domestic equity securities .......    45-55%        28-38%
International equity securities ..     7-13%         5-15%
Debt securities ..................    20-30%        52-62%
Real estate ......................      0-5%            --
Cash .............................      0-2%          0-2%

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

     The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

                                                       PENSION    POSTRETIREMENT
                                                       BENEFITS      BENEFITS
                                                       --------   --------------
                                                            (IN MILLIONS)
2005 ...............................................     $108          $ 38
2006 ...............................................      112            40
2007 ...............................................      114            42
2008 ...............................................      118            44
2009 ...............................................      120            46
2010-2014 ..........................................      627           240

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

     The following table displays the Company's plans that have or have had accumulated benefit obligations in excess of plan assets:

                                                                        DECEMBER 31,
                                      ---------------------------------------------------------------------------------
                                                      2003                                      2004
                                      ---------------------------------------   ---------------------------------------
                                      PENSION    RESTORATION   POSTRETIREMENT   PENSION    RESTORATION   POSTRETIREMENT
                                      BENEFITS     BENEFITS       BENEFITS      BENEFITS     BENEFITS       BENEFITS
                                      --------   -----------   --------------   --------   -----------   --------------
                                                                        (IN MILLIONS)
Accumulated benefit obligation .....   $1,589        $75            $518         $1,635        $69            $535
Projected benefit obligation .......    1,692         77             518          1,710         81             535
Plan assets ........................    1,194         --             150          1,657         --             156

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

     The Company's savings plan benefit expense was $47 million, $38 million and $40 million in 2002, 2003 and 2004, respectively. Included in these amounts is $6 million of savings plan benefit expense for 2002 related to RRI's participants, and $9 million, $7 million and $6 million of savings plan benefit expense for 2002, 2003 and 2004, respectively, related to Texas Genco participants. Amounts for RRI's and Texas Genco's participants are reflected as discontinued operations in the Statements of Consolidated Operations.

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

(10) INCOME TAXES

     The Company's current and deferred components of income tax expense (benefit) were as follows:

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                       2002    2003    2004
                                       ----   -----   -----
                                          (IN MILLIONS)
Current:
   Federal ........................    $(78)  $(301)  $(130)
   State ..........................       9       5      11
                                       ----   -----   -----
      Total current ...............     (69)   (296)   (119)
                                       ----   -----   -----
Deferred:
   Federal ........................     330     487     264
   State ..........................      11      14      (6)
                                       ----   -----   -----
      Total deferred ..............     341     501     258
                                       ----   -----   -----
Income tax expense ................    $272   $ 205   $ 139
                                       ====   =====   =====

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                            2002    2003    2004
                                                                                           -----   -----   -----
                                                                                              (IN MILLIONS)
Income from continuing operations before income taxes and extraordinary loss ..........    $ 754   $ 614   $ 344
Federal statutory rate ................................................................       35%     35%     35%
                                                                                           -----   -----   -----
Income taxes at statutory rate ........................................................      264     215     120
                                                                                           -----   -----   -----
Net addition (reduction) in taxes resulting from:
   State income taxes, net of valuation allowances and federal income tax benefit .....       13      12       3
   Capital loss benefit ...............................................................      (72)     --      --
   Amortization of investment tax credit ..............................................       (5)     (8)     (8)
   Excess deferred taxes ..............................................................       (3)     (4)     (4)
   Valuation allowance, capital loss ..................................................       72      --      --
   Deferred tax asset write-off .......................................................       --      --      19
   Increase in tax reserve ............................................................       --      --       7
   Other, net .........................................................................        3     (10)      2
                                                                                           -----   -----   -----
      Total ...........................................................................        8     (10)     19
                                                                                           -----   -----   -----
Income tax expense ....................................................................    $ 272   $ 205   $ 139
                                                                                           =====   =====   =====
Effective rate ........................................................................     36.1%   33.4%   40.4%

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                           DECEMBER 31,
                                                         ---------------
                                                          2003     2004
                                                         ------   ------
                                                          (IN MILLIONS)
Deferred tax assets:
   Current:
      Allowance for doubtful accounts ................   $    9   $   13
      Regulatory liabilities .........................       65       79
      Non-trading derivative assets, net .............       20       28
                                                         ------   ------
         Total current deferred tax assets ...........       94      120
                                                         ------   ------
   Non-current:
      Employee benefits ..............................      288       --
      Disallowed plant cost, net .....................       18       --
      Operating loss carryforwards ...................      141       30
      Contingent liabilities associated with
         discontinuance of SFAS No. 71 ...............       74       --
      Foreign exchange gains .........................       16       16
      Deferred gas costs .............................       --       69
      Other ..........................................      119       82
      Valuation allowance ............................      (73)     (20)
                                                         ------   ------
         Total non-current deferred tax assets .......      583      177
                                                         ------   ------
         Total deferred tax assets, net ..............      677      297
                                                         ------   ------
Deferred tax liabilities:
   Current:
      Unrealized gain on indexed debt securities .....      284      287
      Unrealized gain on Time Warner investments .....       91       94
                                                         ------   ------
         Total current deferred tax liabilities ......      375      381
                                                         ------   ------
   Non-current:
      Depreciation ...................................    1,717    1,709
      Regulatory assets, net .........................    1,016      748
      Employee benefits ..............................       --       38
      Other ..........................................       81       97
                                                         ------   ------
         Total non-current deferred tax liabilities ..    2,814    2,592
                                                         ------   ------
         Total deferred tax liabilities ..............    3,189    2,973
                                                         ------   ------
            Accumulated deferred income taxes, net ...   $2,512   $2,676
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

     In the 1997 through 2000 audit, the IRS disallowed all deductions for original issue discount (OID) relating to the Company's ZENS and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with the Company's long position in TW Common, constitute a straddle under Section 1092 and 246 of the Code and (2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

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

     (B) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations, excluding Texas Genco, under non-cancelable long-term operating leases at December 31, 2004, which primarily consist of rental agreements for building space, data processing equipment and vehicles (in millions):

2005 .............   $ 25
2006 .............     21
2007 .............     18
2008 .............     14
2009 .............      6
2010 and beyond ..     26
                     ----
   Total .........   $110
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

     Texas Genco Shareholder Litigation. On July 23, 2004, two plaintiffs, both Texas Genco shareholders, filed virtually identical lawsuits in Harris County, Texas district court. These suits, purportedly brought on behalf of holders of Texas Genco common stock, name Texas Genco and each of that company's directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the July 2004 agreement to sell Texas Genco. As part of their allegations of self- dealing, both plaintiffs claim that the board of directors of Texas Genco is controlled by CenterPoint Energy, that the defendants improperly concealed results of Texas Genco's results of operations for the second quarter of 2004 until after the transaction agreement was announced and that, in order to aid CenterPoint Energy, the Texas Genco board only searched for acquirers who would offer all-cash consideration. Plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction and/or recover damages in the event that the transaction is consummated. In August 2004, the cases were consolidated in state district court in Harris County, Texas. Although the defendants continue to deny liability, in February 2005, all parties entered into a Memorandum of Understanding to settle the lawsuit based upon supplemental disclosures made by Texas Genco and the extension of the deadline for the exercise of shareholder dissenters' rights. The settlement is subject to the parties' preparation of a stipulation of settlement and court approval of the settlement.

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

                                                   DECEMBER 31, 2003   DECEMBER 31, 2004
                                                  ------------------   -----------------
                                                  CARRYING    FAIR     CARRYING    FAIR
                                                   AMOUNT     VALUE     AMOUNT     VALUE
                                                  --------   -------   --------   ------
                                                              (IN MILLIONS)
Financial liabilities:
   Long-term debt (excluding capital leases) ..    $10,820   $11,325    $8,913    $9,601

(13) EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                               2002           2003           2004
                                                                           ------------   ------------   ------------
                                                                             (IN MILLIONS, EXCEPT PER SHARE AND SHARE
                                                                                             AMOUNTS)
Basic EPS calculation:
   Income from continuing operations before extraordinary loss .........   $        482   $        409   $        205
   Income (loss) from discontinued operations, net of tax ..............         (4,402)            75           (133)
   Extraordinary loss, net of tax ......................................             --             --           (977)
                                                                           ------------   ------------   ------------
   Net income (loss) ...................................................   $     (3,920)  $        484   $       (905)
                                                                           ============   ============   ============
Weighted average shares outstanding ....................................    297,997,000    303,867,000    307,185,000
Basic EPS:
   Income from continuing operations before extraordinary loss .........   $       1.62   $       1.35   $       0.67
   Income (loss) from discontinued operations, net of tax ..............         (14.78)          0.24          (0.43)
   Extraordinary loss, net of tax ......................................             --             --          (3.18)
                                                                           ------------   ------------   ------------
   Net income (loss) ...................................................   $     (13.16)  $       1.59   $      (2.94)
                                                                           ============   ============   ============
Diluted EPS calculation:
   Net income (loss) ...................................................   $     (3,920)  $        484   $       (905)
   Plus: Income impact of assumed conversions:
      Interest on 3 1/4% contingently convertible senior notes .........             --              9             14
      Interest on 6 1/4% convertible trust preferred securities ........             --             --             --
                                                                           ------------   ------------   ------------
   Total earnings effect assuming dilution .............................   $     (3,920)  $        493   $       (891)
                                                                           ============   ============   ============
Weighted average shares outstanding ....................................    297,997,000    303,867,000    307,185,000
   Plus: Incremental shares from assumed conversions(1) Stock options ..        846,000        851,000      1,203,000
      Restricted stock .................................................        784,000      1,484,000      1,447,000
      3 1/4% convertible senior notes ..................................             --     30,745,000     49,655,000
      6 1/4% convertible trust preferred securities ....................         17,000         18,000         16,000
                                                                           ------------   ------------   ------------
   Weighted average shares assuming dilution ...........................    299,644,000    336,965,000    359,506,000
                                                                           ============   ============   ============
Diluted EPS:
   Income from continuing operations before extraordinary loss .........   $       1.61   $       1.24   $       0.61
   Income (loss) from discontinued operations, net of tax ..............         (14.69)          0.22          (0.37)
   Extraordinary loss, net of tax ......................................             --             --          (2.72)
                                                                           ------------   ------------   ------------
   Net income (loss) ...................................................   $     (13.08)  $       1.46   $      (2.48)
                                                                           ============   ============   ============

----------
(1)  Options to purchase 9,709,272, 10,106,673 and 11,892,508 shares were outstanding for the years ended December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the respective years.

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

(14) UNAUDITED QUARTERLY INFORMATION

     As discussed in Note 17, the unaudited quarterly financial data for the interim periods ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 have been restated from amounts previously reported.

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

Summarized quarterly financial data for the years ended December 31, 2003 and 2004 is as follows:

                                                  YEAR ENDED DECEMBER 31, 2003
                                             ---------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER
                                              -------   -------   -------   -------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues .................................     $2,548   $1,517     $1,608    $2,117
Operating income .........................        369      290        418       278
Income from continuing operations ........        122       93        147        47
Discontinued operations, net of tax ......         47      (30)        35        23
                                               ------   ------     ------    ------
Net income ...............................     $  169   $   63     $  182    $   70
                                               ======   ======     ======    ======
Basic earnings per share:(1)
   Income from continuing operations .....     $ 0.40   $ 0.31     $ 0.48    $ 0.15
   Discontinued operations, net of tax ...       0.16    (0.10)      0.12      0.08
                                               ------   ------     ------    ------
   Net income ............................     $ 0.56   $ 0.21     $ 0.60    $ 0.23
                                               ======   ======     ======    ======
Diluted earnings per share:(1)
   Income from continuing operations .....     $ 0.40   $ 0.29     $ 0.42    $ 0.14
   Discontinued operations, net of tax ...       0.16    (0.09)      0.10      0.07
                                               ------   ------     ------    ------
   Net income ............................     $ 0.56   $ 0.20     $ 0.52    $ 0.21
                                               ======   ======     ======    ======

                                                        YEAR ENDED DECEMBER 31, 2004
                                                  ---------------------------------------
                                                    FIRST     SECOND    THIRD     FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER
                                                   -------   -------   -------   -------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ......................................     $2,402   $1,593    $ 1,567   $2,437
Operating income ..............................        240      186        207      231
Income (loss) from continuing operations ......         29       (3)        17      162
Discontinued operations, net of tax ...........         45       60       (259)      21
Extraordinary loss, net of tax ................         --       --       (894)     (83)
                                                    ------   ------    -------   ------
Net income (loss) .............................     $   74   $   57    $(1,136)  $  100
                                                    ======   ======    =======   ======
Basic earnings (loss) per share:(1)
   Income (loss) from continuing operations ...     $ 0.09   $(0.01)   $  0.05   $ 0.53
   Discontinued operations, net of tax ........       0.15     0.20      (0.84)    0.07
   Extraordinary loss, net of tax .............         --       --      (2.90)   (0.27)
                                                    ------   ------    -------   ------
   Net income (loss) ..........................     $ 0.24   $ 0.19    $ (3.69)  $ 0.33
                                                    ======   ======    =======   ======
Diluted earnings (loss) per share:(1)
   Income (loss) from continuing operations ...     $ 0.09   $(0.01)   $  0.05   $ 0.46
   Discontinued operations, net of tax ........       0.13     0.20      (0.83)    0.06
   Extraordinary loss, net of tax .............         --       --      (2.88)   (0.23)
                                                    ------   ------    -------   ------
   Net income (loss) ..........................     $ 0.22   $ 0.19    $ (3.66)  $ 0.29
                                                    ======   ======    =======   ======

----------
(1) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. The Company's $575 million contingently convertible notes are not included in the calculation of diluted earnings per share during the first three quarters of 2004 as they were anti-dilutive due to lower income from continuing operations in these periods. However, the $575 million contingently convertible notes are included in the calculation of diluted earnings per share for the fourth quarter of 2004 and the year ended December 31, 2004 as they are dilutive.

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

     The Company's reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Pipelines and Gathering and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers and non-rate regulated retail gas marketing operations for commercial and industrial customers. Pipelines and Gathering includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations. Reportable business segments presented herein do not include the operations of RRI which are presented as discontinued operations within these consolidated financial statements. The Company's Latin America operations and its energy management services business, which were previously reported in the Other Operations business segment, are presented as discontinued operations within these consolidated financial statements. Additionally, the Company's generation operations, which were previously reported in the Electric Generation business segment, are presented as discontinued operations within these consolidated financial statements.

     Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

     Financial data for business segments and products and services are as follows:

                                          ELECTRIC        NATURAL    PIPELINES
                                       TRANSMISSION &       GAS         AND        OTHER    DISCONTINUED   RECONCILING
                                        DISTRIBUTION   DISTRIBUTION  GATHERING  OPERATIONS   OPERATIONS   ELIMINATIONS  CONSOLIDATED
                                       --------------  ------------  ---------  ----------  ------------  ------------  ------------
                                                                               (IN MILLIONS)
AS OF AND FOR THE YEAR ENDED
   DECEMBER 31, 2002:
Revenues from external
   customers(1) .....................    $ 2,222(2)      $3,953(3)   $  255(4)   $    8        $   --       $    --        $ 6,438
Intersegment revenues ...............         --              7         119          22            --          (148)            --
Depreciation and amortization .......        271            126          41          20            --            --            458
Operating income (loss) .............      1,096            198         153          (7)           --            --          1,440
Total assets ........................      9,321          4,428       2,500       1,345         4,594        (1,553)        20,635
Expenditures for long-lived assets ..        261            196          70          39           258            --            824
AS OF AND FOR THE YEAR ENDED
   DECEMBER 31, 2003:
Revenues from external
   customers(1) .....................    $ 2,124(2)      $5,406(3)   $  244(4)   $   16        $   --       $    --        $ 7,790
Intersegment revenues ...............         --             29         163          12            --          (204)            --
Depreciation and amortization .......        270            136          40          20            --            --            466
Operating income (loss) .............      1,020            202         158         (25)           --            --          1,355
Total assets ........................     10,387          4,661       2,519       1,746         4,244        (2,096)        21,461
Expenditures for long-lived assets ..        218            199          66          14           162            --            659
AS OF AND FOR THE YEAR ENDED
   DECEMBER 31, 2004:
Revenues from external customers ....    $ 1,521(2)      $6,170(3)   $  306(4)   $    2        $   --       $    --        $ 7,999
Intersegment revenues ...............         --              3         145           5            --          (153)            --
Depreciation and amortization .......        284            143          44          19            --            --            490
Operating income (loss) .............        494            222         180         (32)           --            --            864
Total assets ........................      8,783          4,732       2,637       2,794(5)      1,565        (2,415)        18,096
Expenditures for long-lived assets ..        235            197          73          25            74            --            604

----------
(1) Revenues from external customers for the Electric Transmission & Distribution business segment include ECOM revenues of $697 million and $661 million for 2002 and 2003, respectively.

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

(5) Included in total assets of Other Operations as of December 31, 2004 is a pension asset of $610 million. See Note 9 for further discussion.

                                      YEAR ENDED DECEMBER 31,
                                     ------------------------
                                      2002     2003     2004
                                     ------   ------   ------
                                           (IN MILLIONS)
Revenues by Products and Services:
Electric delivery sales...........   $1,525   $1,463   $1,521
ECOM revenue......................      697      661       --
Retail gas sales..................    3,858    5,311    6,072
Gas transport.....................      255      244      306
Energy products and services......      103      111      100
                                     ------   ------   ------
   Total .........................   $6,438   $7,790   $7,999
                                     ======   ======   ======

(16) SUBSEQUENT EVENT

     On January 26, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, the Company's board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might limit the Company's ability to pay a regular dividend during the second quarter of 2005. Due to the limitations imposed under the 1935 Act, the Company may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the Securities and Exchange Commission. As a result of the seasonal nature of the Company's utility businesses, the second quarter historically provides the smallest contribution to the Company's annual earnings, while the first quarter generally provides a significant contribution to the Company's annual earnings.

(17) RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2004, CenterPoint Energy determined that, during 2004, certain transactions involving purchases and sales of natural gas among divisions within its Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during 2004 were each overstated by approximately $511 million. As a result, the accompanying 2004 consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income, earnings per share or net cash flows for 2004 for this item.

     The Company also determined that it should not have presented the cash flows associated with discontinued operations as a single line item in its 2002, 2003 and 2004 Statements of Consolidated Cash Flows. As a result, the accompanying Statements of Consolidated Cash Flows have been restated from the amounts previously reported to reflect the cash flows of discontinued operations within the respective categories of operating, investing and financing activities. This restatement did not affect the Company's total net change in cash and cash equivalents.

     A summary of the significant effects of the restatements is as follows:

                                             YEAR ENDED DECEMBER 31, 2004
                                         ------------------------------------
                                         AS RESTATED   AS PREVIOUSLY REPORTED
                                         -----------   ----------------------
                                                     (IN MILLIONS)
STATEMENTS OF CONSOLIDATED OPERATIONS:
   Revenues...........................      $7,999             $8,510
   Expenses: Natural gas..............       5,013              5,524
   Total expenses.....................       7,135              7,646

                                                          AS OF DECEMBER 31, 2004
                                                   ------------------------------------
                                                   AS RESTATED   AS PREVIOUSLY REPORTED
                                                   -----------   ----------------------
                                                               (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net.....................     $   674             $   742
   Total current assets.........................       2,771               2,837
   Total assets.................................      18,096              18,162
   Accounts payable.............................         802                 868
   Total current liabilities....................       5,121               5,187
   Total liabilities and shareholders' equity...      18,096              18,162

                                                      YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                               2002                       2003                       2004
                                                     ------------------------   ------------------------   ------------------------
                                                        AS      AS PREVIOUSLY      AS      AS PREVIOUSLY      AS      AS PREVIOUSLY
                                                     RESTATED      REPORTED     RESTATED      REPORTED     RESTATED      REPORTED
                                                     --------   -------------   --------   -------------   --------   -------------
                                                                                      (IN MILLIONS)
STATEMENTS OF CONSOLIDATED CASH FLOWS:
Operating activities:
   Net cash provided by (used in) operating
      activities of discontinued operations.......    $(120)        $  --        $ 245         $  --       $   355       $    --
   Net cash provided by operating activities......      335           455          894           650           736           381
Investing activities:
   Funds held for purchase of additional interest
      in South Texas Project......................       --            --           --            --          (191)           --
   Capital expenditures...........................     (824)         (566)        (659)         (496)         (604)         (530)
   Net cash provided by (used in) investing
      activities..................................     (772)         (513)        (661)         (504)        1,466         1,709
Financing activities:
   Payment of common stock dividends by
      subsidiary..................................       --            --          (15)            --          (15)           --
   Net cash provided by (used in) financing
      activities..................................      723           723         (450)         (434)       (2,124)       (2,107)
Net cash provided by (used in) discontinued
      operations..................................       --          (379)          --            72            --            95

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2004. This conclusion is different than the conclusion disclosed in the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during 2004 were each overstated by approximately $511 million and management concluded that a restatement of the 2004 consolidated financial statements was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     "Management's Annual Report on Internal Control over Financial Reporting (as revised)" appears on page 28 of this Annual Report on Form 10-K/A. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we took the remedial action described above.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

          (1)  Financial Statements.

          The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K/A and incorporated in this Item 15(a) by reference:

Statements of Consolidated Operations for the Three Years Ended
   December 31, 2004 (as restated).................................   29
Statements of Consolidated Comprehensive Income for the Three Years
   Ended December 31, 2004.........................................   30
Consolidated Balance Sheets at December 31, 2004 and 2003
   (as restated)...................................................   31
Statements of Consolidated Cash Flows for the Three Years Ended
   December 31, 2004 (as restated).................................   32
Statements of Consolidated Shareholders' Equity for the Three Years
   Ended December 31, 2004.........................................   33
Notes to Consolidated Financial Statements.........................   34
Report of Independent Registered Public Accounting Firm............   25

          (2) Financial Statement Schedules for the Three Years Ended December 31, 2004.

Report of Independent Registered Public Accounting Firm............   79
I -- Condensed Financial Information of CenterPoint Energy, Inc.
   (Parent Company)................................................   80
II -- Qualifying Valuation Accounts................................   86

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

III, IV and V.

          (3) Exhibits.

          See Index of Exhibits beginning on page 88.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CenterPoint Energy, Inc. and Subsidiaries:

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report dated March 15, 2005, January 10, 2006, as to the effects of the restatement discussed in Note 17 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Company's presentation of its electric generating operations as discontinued operations and the restatement discussed in Note 17 to the consolidated financial statements), and management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our report dated March 15, 2005, January 10, 2006 as to the effects of the material weakness described in management's report (which report expresses an adverse opinion on the effectiveness of internal control over financial reporting); such reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedules the Company listed in the index at
Item 15 (a)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Houston, Texas

March 15, 2005

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                    CENTERPOINT ENERGY, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                              FOR THE PERIOD
                                            SEPTEMBER 1, 2002      FOR THE YEAR        FOR THE YEAR
                                                 THROUGH              ENDED               ENDED
                                            DECEMBER 31, 2002   DECEMBER 31, 2003   DECEMBER 31, 2004
                                            -----------------   -----------------   -----------------
                                                                  (IN THOUSANDS)
Equity Income (Losses) of Subsidiaries ..      $    (4,907)         $ 850,394           $ 707,047
Interest Income from Subsidiaries .......           29,878             63,266              21,568
Loss on Disposal of Subsidiary ..........       (4,371,464)                --            (365,716)
Loss on Indexed Debt Securities .........           (7,964)           (96,473)            (20,232)
Operation and Maintenance Expenses ......           (5,793)           (12,944)            (21,042)
Depreciation and Amortization ...........           (5,978)           (14,029)               (311)
Taxes Other than Income .................           (6,024)            (5,091)               (186)
Interest Expense to Subsidiaries ........          (31,198)           (93,100)            (79,590)
Interest Expense ........................         (188,027)          (393,717)           (303,493)
Income Tax Benefit ......................           64,916            185,361             134,587
Extraordinary Loss, net of tax ..........               --                 --            (977,336)
                                               -----------          ---------           ---------
Net Income (Loss) .......................      $(4,526,561)         $ 483,667           $(904,704)
                                               ===========          =========           =========

       See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated
                     Financial Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                    CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                                 BALANCE SHEETS

                                                         DECEMBER 31,   DECEMBER 31,
                                                             2003           2004
                                                         ------------   ------------
                                                                (IN THOUSANDS)
                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................    $   21,617    $        --
   Notes receivable -- affiliated companies ..........       201,887        125,680
   Accounts receivable -- affiliated companies .......        89,835         29,855
   Other assets ......................................        13,675          2,141
                                                          ----------    -----------
      Total current assets ...........................       327,014        157,676
                                                          ----------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET ...................       111,533          5,567
                                                          ----------    -----------
OTHER ASSETS:
   Investment in subsidiaries ........................     8,655,214      6,031,696
   Notes receivable -- affiliated companies ..........       443,090        321,288
   Accumulated deferred tax asset ....................       213,858             --
   Other assets ......................................       125,115        675,360
                                                          ----------    -----------
      Total other assets .............................     9,437,277      7,028,344
                                                          ----------    -----------
         TOTAL ASSETS ................................    $9,875,824    $ 7,191,587
                                                          ==========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable -- affiliated companies .............    $    6,018    $   126,790
   Current portion of long-term debt .................       119,564        107,065
   Indexed debt securities derivative ................       321,352        341,575
   Accounts payable:
      Affiliated companies ...........................        79,647         36,773
      Other ..........................................        13,362          5,267
   Taxes accrued .....................................       594,476        810,699
   Interest accrued ..................................        41,246         25,660
   Other .............................................        32,277         15,171
                                                          ----------    -----------
      Total current liabilities ......................     1,207,942      1,469,000
                                                          ----------    -----------
OTHER LIABILITIES:
   Accumulated deferred tax liabilities ..............            --        432,918
   Benefit obligations ...............................       603,845         54,260
   Notes payable -- affiliated companies .............     1,677,720      1,167,089
   Other .............................................       314,366         97,536
                                                          ----------    -----------
      Total non-current liabilities ..................     2,595,931      1,751,803
                                                          ----------    -----------
LONG-TERM DEBT .......................................     4,311,394      2,865,282
                                                          ----------    -----------
SHAREHOLDERS' EQUITY:
   Common stock ......................................         3,063          3,080
   Additional paid-in capital ........................     2,868,416      2,891,335
   Accumulated deficit ...............................      (700,033)    (1,727,571)
   Unearned ESOP stock ...............................        (2,842)            --
   Accumulated other comprehensive loss ..............      (408,047)       (61,342)
                                                          ----------    -----------
      Total shareholders' equity .....................     1,760,557      1,105,502
                                                          ----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..    $9,875,824    $ 7,191,587
                                                          ==========    ===========

       See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated
                     Financial Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                    CENTERPOINT ENERGY, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                            FOR THE PERIOD
                                                          SEPTEMBER 1, 2002
                                                               THROUGH           FOR THE YEAR        FOR THE YEAR
                                                             DECEMBER 31,           ENDED               ENDED
                                                                 2002         DECEMBER 31, 2003   DECEMBER 31, 2004
                                                          -----------------   -----------------   -----------------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income (loss) ..................................      $(4,526,561)        $   483,667         $  (904,704)
   Loss on disposal of subsidiary .....................        4,371,464                  --             365,716
   Extraordinary loss, net of tax .....................               --                  --             977,336
                                                             -----------         -----------         -----------
   Adjusted income (loss) .............................         (155,097)            483,667             438,348
   Non-cash items included in net income (loss):
      Equity losses (income) of subsidiaries ..........            4,907            (850,394)           (707,047)
      Deferred income tax expense (benefit) ...........          (52,117)             65,778             155,405
      Depreciation and amortization ...................            5,978              14,029                 311
      Amortization of debt issuance costs .............           32,649             112,046              70,428
      Loss on indexed debt securities .................            7,964              96,473              20,232
      Changes in working capital:
         Accounts receivable to affiliates, net .......           39,540              89,076              (6,253)
         Accounts payable .............................           (1,302)              4,493              (1,025)
         Other current assets .........................           (6,571)             (3,478)             (5,111)
         Other current liabilities ....................         (101,273)            (42,631)           (290,434)
   Common stock dividends received from subsidiaries ..           57,645             121,695             177,264
   Pension contribution ...............................               --             (22,700)           (476,000)
   Other ..............................................          (12,681)             95,447              52,836
                                                             -----------         -----------         -----------
Net cash provided by (used in) operating activities ...         (180,358)            163,501            (571,046)
                                                             -----------         -----------         -----------
INVESTING ACTIVITIES:
   Proceeds from sale of Texas Genco ..................               --                  --           2,231,000
   Investment in subsidiaries .........................         (181,654)             32,832              19,090
   Short-term notes receivable from affiliates ........         (178,127)            290,359              76,207
   Long-term notes receivable from affiliates .........        1,067,280             540,973             191,954
   Capital expenditures, net ..........................           (4,274)             (6,596)             (5,802)
                                                             -----------         -----------         -----------
Net cash provided by investing activities .............          703,225             857,568           2,512,449
                                                             -----------         -----------         -----------
FINANCING ACTIVITIES:
   Changes in short-term borrowings ...................          (21,000)                 --                  --
   Payments on long-term debt .........................         (168,558)         (6,727,055)         (2,093,880)
   Proceeds from long-term debt .......................               --           5,778,242                  --
   Debt issuance costs ................................          (87,798)           (117,641)               (730)
   Common stock dividends paid ........................          (48,672)           (122,249)           (122,881)
   Short-term notes payable to affiliates .............           25,177             (31,274)            120,772
   Long-term notes payable to affiliates ..............              495              (1,986)            133,699
                                                             -----------         -----------         -----------
Net cash used in financing activities .................         (300,356)         (1,221,963)         (1,963,020)
                                                             -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..          222,511            (200,894)            (21,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......               --             222,511              21,617
                                                             -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............      $   222,511         $    21,617         $        --
                                                             ===========         ===========         ===========

               See CenterPoint Energy, Inc. and Subsidiaries Notes
             to Consolidated Financial Statements in Part II, Item 8

                            CENTERPOINT ENERGY, INC.

     SCHEDULE I -- NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

     (1) The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy or the Company) appearing in the Annual Report on Form 10-K/A. CenterPoint Energy, Inc. is a public utility holding company that became the parent of Reliant Energy, Incorporated (Reliant Energy) and its subsidiaries on August 31, 2002 as part of a corporate restructuring of Reliant Energy (the Restructuring). CenterPoint Energy is a registered public utility holding company under the 1935 Act. Prior to the Restructuring, Reliant Energy was a public utility holding company that was exempt from registration under the 1935 Act. After the Restructuring, an exemption was no longer available for the corporate structure that the Texas Utility Commission required CenterPoint Energy to adopt under the Texas electric restructuring law. CenterPoint Energy did not conduct any activities other than those incident to its formation until September 1, 2002. Accordingly, statements of operations and cash flows would not provide meaningful information and have been omitted for periods prior to September 1, 2002.

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

     (6) On December 30, 2004, the Board of Directors of the Company adopted a plan for an accounting reorganization of the Company, to be effective as of January 1, 2005. This plan was adopted in order to eliminate the accumulated deficit that exists.

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

     An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish an accumulated deficit. It involves restating a company's assets and its liabilities to their fair values. The accumulated deficit is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, the Company had an accumulated deficit of approximately $1.7 billion. That deficit stemmed from the accounting effects of
(1) the Company's distribution of its ownership interest in RRI to its shareholders in September 2002, (2) the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding (defined below) and (3) the loss on discontinued operations that was recorded in connection with the Company's sale of Texas Genco. Those events stemmed from the Company's response to the Texas electric restructuring law. In addition to eliminating the accumulated deficit and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, the Company and CenterPoint Houston would be required to implement any accounting standards that have been issued but not yet adopted.

     The Company is seeking to eliminate the accumulated deficit because restrictions contained in the 1935 Act require registered public utility holding companies, like the Company, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the accumulated deficit will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, the Company could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

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

                            CENTERPOINT ENERGY, INC.

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

                                                                         COLUMN C
                                                                 -----------------------
COLUMN A                                             COLUMN B           ADDITIONS            COLUMN D     COLUMN E
--------                                            ----------   -----------------------   -----------   ----------
                                                    BALANCE AT                CHARGED TO    DEDUCTIONS   BALANCE AT
                                                     BEGINNING    CHARGED       OTHER          FROM        END OF
DESCRIPTION                                          OF PERIOD   TO INCOME   ACCOUNTS(1)   RESERVES(2)     PERIOD
-----------                                         ----------   ---------   -----------   -----------   ----------
                                                                             (IN THOUSANDS)
Year Ended December 31, 2004:
   Accumulated provisions:
      Uncollectible accounts receivable .........     $30,800    $ 26,829      $    --       $27,591       $30,038
      Deferred tax asset valuation allowance ....      73,248     (67,421)      14,114            --        19,941
Year Ended December 31, 2003:
   Accumulated provisions:
      Uncollectible accounts receivable .........     $24,294    $ 24,037      $    --       $17,531       $30,800
      Deferred tax asset valuation allowance ....      82,929      (9,681)          --            --        73,248
Year Ended December 31, 2002:
   Accumulated provisions:
      Uncollectible accounts receivable .........     $46,047    $ 25,883      $    --       $47,636       $24,294
      Deferred tax asset valuation allowance ....      15,439      67,490           --            --        82,929

----------
(1) Charges to other accounts represent changes in presentation to reflect state tax attributes net of federal tax benefit as well as to reflect amounts that were netted against related attribute balances in prior years.

(2) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 10th day of January, 2006.

                                       CENTERPOINT ENERGY, INC.
                                       (Registrant)


                                       By: /s/ DAVID M. MCCLANAHAN
                                           ------------------------------------
                                           David M. McClanahan,
                                           President and Chief Executive Officer

                            CENTERPOINT ENERGY, INC.

                  EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K/A
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                INDEX OF EXHIBITS

          Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 16, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A by Item 601(b)(10)(iii) of Regulation S-K. CenterPoint Energy has not filed the exhibits and schedules to Exhibit 2(b). CenterPoint Energy hereby agrees to furnish supplementally a copy of any schedule omitted from Exhibit 2(b) to the SEC upon request.

                                                                                                     SEC FILE OR
 EXHIBIT                                                                                            REGISTRATION    EXHIBIT
 NUMBER                        DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
 -------                       -----------                    --------------------------------      ------------   ---------
2(a)       --   Agreement and Plan of Merger, dated as     CenterPoint Energy's Form 10-K for the      1-31447      2
                of October 19, 2001, by and among          year ended December 31, 2001
                Reliant Energy, Incorporated ("Reliant
                Energy"), CenterPoint Energy, Inc.
                ("CenterPoint Energy") and Reliant
                Energy MergerCo, Inc.

2(b)       --   Transaction Agreement dated July 21,       CenterPoint Energy's Form 8-K dated         1-31447      10.1
                2004 among CenterPoint Energy, Utility      July 21, 2004
                Holding, LLC, NN Houston Sub, Inc.,
                Texas Genco Holdings, Inc. ("Texas
                Genco"), HPC Merger Sub, Inc. and GC
                Power Acquisition LLC

3(a)(1)    --   Amended and Restated Articles of           CenterPoint Energy's Registration           3-69502      3.1
                Incorporation of CenterPoint Energy        Statement on Form S-4

3(a)(2)    --   Articles of Amendment to Amended and       CenterPoint Energy's Form 10-K for the      1-31447      3.1.1
                Restated Articles of Incorporation of      year ended December 31, 2001
                CenterPoint Energy

3(b)       --   Amended and Restated Bylaws of             CenterPoint Energy's Form 10-K for the      1-31447      3.2
                CenterPoint Energy                         year ended December 31, 2001

3(c)       --   Statement of Resolution Establishing       CenterPoint Energy's Form 10-K for the      1-31447      3.3
                Series of Shares designated Series A       year ended December 31, 2001
                Preferred Stock of CenterPoint Energy

4(a)       --   Form of CenterPoint Energy Stock           CenterPoint Energy's Registration           3-69502      4.1
                Certificate                                Statement on Form S-4

4(b)       --   Rights Agreement dated January 1, 2002,    CenterPoint Energy's Form 10-K for the      1-31447      4.2
                between CenterPoint Energy and JPMorgan    year ended December 31, 2001
                Chase Bank, as Rights Agent

4(c)       --   Contribution and Registration Agreement    CenterPoint Energy's Form 10-K for the      1-31447      4.3
                dated December 18, 2001 among Reliant      year ended December 31, 2001
                Energy, CenterPoint Energy and the
                Northern Trust Company, trustee under
                the Reliant Energy, Incorporated Master
                Retirement Trust

4(d)(1)    --   Mortgage and Deed of Trust, dated          HL&P's Form S-7 filed on August 25,         2-59748      2(b)
                November 1, 1944 between Houston           1977
                Lighting and Power Company ("HL&P") and
                Chase Bank of Texas, National
                Association (formerly, South Texas
                Commercial National Bank of Houston), as
                Trustee, as amended and supplemented by
                20 Supplemental Indentures thereto

4(d)(2)    --   Twenty-First through Fiftieth              HL&P's Form 10-K for the year ended          1-3187      4(a)(2)
                Supplemental Indentures to Exhibit         December 31, 1989
                4(d)(1)

4(d)(3)    --   Fifty-First Supplemental Indenture to      HL&P's Form 10-Q for the quarter ended       1-3187      4(a)
                Exhibit

                                                                                                     SEC FILE OR
 EXHIBIT                                                                                            REGISTRATION
 NUMBER                        DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      EXHIBIT REFERENCE
 -------                       -----------                    --------------------------------      ------------   -----------------
                4(d)(1) dated as of March 25, 1991         June 30, 1991

4(d)(4)    --   Fifty-Second through Fifty-Fifth           HL&P's Form 10-Q for the quarter ended       1-3187      4
                Supplemental Indentures to Exhibit         March 31, 1992
                4(d)(1) each dated as of March 1, 1992

4(d)(5)    --   Fifty-Sixth and Fifty-Seventh              HL&P's Form 10-Q for the quarter ended       1-3187      4
                Supplemental Indentures to Exhibit         September 30, 1992
                4(d)(1) each dated as of October 1, 1992

4(d)(6)    --   Fifty-Eighth and Fifty-Ninth               HL&P's Form 10-Q for the quarter ended       1-3187      4
                Supplemental Indentures to Exhibit         March 31, 1993
                4(d)(1) each dated as of March 1, 1993

4(d)(7)    --   Sixtieth Supplemental Indenture to         HL&P's Form 10-Q for the quarter ended       1-3187      4
                Exhibit 4(d)(1) dated as of July 1, 1993   June 30, 1993

4(d)(8)    --   Sixty-First through Sixty-Third            HL&P's Form 10-K for the year ended          1-3187      4(a)(8)
                Supplemental Indentures to Exhibit         December 31, 1993
                4(d)(1) each dated as of December 1,
                1993

4(d)(9)    --   Sixty-Fourth and Sixty-Fifth               HL&P's Form 10-K for the year ended          1-3187      4(a)(9)
                Supplemental Indentures to Exhibit         December 31, 1995
                4(d)(1) each dated as of July 1, 1995

4(e)(1)    --   General Mortgage Indenture, dated as of    CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(1)
                October 10, 2002, between CenterPoint      the quarter ended  September 30, 2002
                Energy Houston Electric, LLC and
                JPMorgan Chase Bank, as Trustee

4(e)(2)    --   First Supplemental Indenture to Exhibit    CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(2)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(3)    --   Second Supplemental Indenture to Exhibit   CenterPoint  Houston's Form 10-Q for         1-3187      4(j)(3)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(4)    --   Third Supplemental Indenture to Exhibit    CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(4)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(5)    --   Fourth Supplemental Indenture to Exhibit   CenterPoint  Houston's Form 10-Q for         1-3187      4(j)(5)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(6)    --   Fifth Supplemental Indenture to Exhibit    CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(6)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(7)    --   Sixth Supplemental Indenture to Exhibit    CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(7)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(8)    --   Seventh Supplemental Indenture to          CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(8)
                Exhibit 4(e)(1), dated as of October 10,   the quarter ended  September 30, 2002
                2002

4(e)(9)    --   Eighth Supplemental Indenture to Exhibit   CenterPoint  Houston's  Form 10-Q for        1-3187      4(j)(9)
                4(e)(1), dated as of October 10, 2002      the quarter ended  September 30, 2002

4(e)(10)   --   Officer's Certificates dated October 10,   CenterPoint Energy's Form 10-K for the      1-31447      4(e)(10)
                2002 setting forth the form, terms and     year ended December 31, 2003
                provisions of the First through Eighth
                Series of General Mortgage Bonds

4(e)(11)   --   Ninth Supplemental Indenture to Exhibit    CenterPoint Energy's Form 10-K for the      1-31447      4(e)(10)
                4(e)(1), dated as of November 12, 2002     year ended December 31, 2002

4(e)(12)   --   Officer's Certificate dated November 12,   CenterPoint Energy's Form 10-K for the      1-31447      4(e)(12)
                2002 setting forth the form, terms and     year ended December 31, 2003
                provisions of the Ninth Series of
                General Mortgage Bonds

4(e)(13)   --   Tenth Supplemental Indenture to Exhibit    CenterPoint Energy's Form 8-K dated         1-31447      4.1
                4(e)(1), dated as of March 18, 2003        March 13, 2003

4(e)(14)   --   Officer's Certificate dated March 18,      CenterPoint Energy's Form 8-K dated         1-31447      4.2
                2003 setting forth the form, terms and     March 13, 2003
                provisions of the Tenth Series and
                Eleventh Series of General Mortgage Bonds

                                                                                                        SEC FILE OR
  EXHIBIT                                                                                              REGISTRATION    EXHIBIT
  NUMBER                          DESCRIPTION                     REPORT OR REGISTRATION STATEMENT        NUMBER      REFERENCE
  -------                         -----------                     --------------------------------     ------------   ---------

  4(e)(15)   --   Eleventh Supplemental Indenture to Exhibit   CenterPoint Energy's Form 8-K dated         1-31447       4.1
                  4(e)(1), dated as of May 23, 2003            May 16, 2003

  4(e)(16)   --   Officer's Certificate dated May 23, 2003     CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  setting forth the form, terms and May 16,    2003
                  provisions of the Twelfth Series of
                  General Mortgage Bonds

  4(e)(17)   --   Twelfth Supplemental Indenture to Exhibit    CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  4(e)(1), dated as of September 9, 2003       September 9, 2003

  4(e)(18)   --   Officer's Certificate dated September 9,     CenterPoint Energy's Form 8-K dated         1-31447       4.3
                  2003 setting forth the form, terms and       September 9, 2003
                  provisions of the Thirteenth Series of
                  General Mortgage Bonds

  4(f)(1)    --   Indenture, dated as of February 1, 1998,     RERC Corp.'s Form 8-K dated February        1-13265       4.1
                  between Reliant Energy Resources Corp.       5, 1998
                  ("RERC Corp.") and Chase Bank of Texas,
                  National Association, as Trustee

  4(f)(2)    --   Supplemental Indenture No. 1 to Exhibit      RERC Corp.'s Form 8-K dated November        1-13265       4.2
                  4(f)(1), dated as of February 1, 1998,       9, 1998
                  providing for the issuance of RERC Corp.'s
                  6 1/2% Debentures due February 1, 2008

  4(f)(3)    --   Supplemental Indenture No. 2 to Exhibit      RERC Corp.'s Form 8-K dated November        1-13265       4.1
                  4(f)(1), dated as of November 1, 1998,       9, 1998
                  providing for the issuance of RERC Corp.'s
                  6 3/8% Term Enhanced ReMarketable
                  Securities

  4(f)(4)    --   Supplemental Indenture No. 3 to Exhibit      RERC Corp.'s Registration Statement       333-49162       4.2
                  4(f)(1), dated as of July 1, 2000, on Form   S-4
                  providing for the issuance of RERC Corp.'s
                  8.125% Notes due 2005

  4(f)(5)    --   Supplemental Indenture No. 4 to Exhibit      RERC Corp.'s Form 8-K dated February        1-13265       4.1
                  4(f)(1), dated as of February 15, 2001,      21, 2001
                  providing for the issuance of RERC Corp.'s
                  7.75% Notes due 2011

  4(f)(6)    --   Supplemental Indenture No. 5 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.1
                  4(f)(1), dated as of March 25, 2003,         March 18, 2003
                  providing for the issuance of CenterPoint
                  Energy Resources Corp.'s ("CERC Corp.'s")
                  7.875% Senior Notes due 2013

  4(f)(7)    --   Supplemental Indenture No. 6 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  4(f)(1), dated as of April 1, 2003,          April 7, 2003
                  providing for the issuance of CERC Corp.'s
                  7.875% Senior Notes due 2013

  4(f)(8)    --   Supplemental Indenture No. 7 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  4(f)(1), dated as of November 3, 2003,       October 29, 2003
                  providing for the issuance of CERC Corp.'s
                  5.95% Senior Notes due 2014

  4(g)(1)    --   Indenture, dated as of May 19, 2003,         CenterPoint Energy's Form 8-K dated         1-31447       4.1
                  between CenterPoint Energy and JPMorgan      May 19, 2003
                  Chase Bank, as Trustee

  4(g)(2)    --   Supplemental Indenture No. 1 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  4(g)(1), dated as of May 19, 2003, May 19,   May 19, 2003
                  providing for the issuance of CenterPoint
                  Energy's 3.75% Convertible Senior Notes
                  due 2023

  4(g)(3)    --   Supplemental Indenture No. 2 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.3
                  4(g)(1), dated as of May 27, 2003, May 19,   May 19, 2003
                  providing for the issuance of CenterPoint
                  Energy's

                                                                                                        SEC FILE OR
  EXHIBIT                                                                                              REGISTRATION    EXHIBIT
  NUMBER                          DESCRIPTION                     REPORT OR REGISTRATION STATEMENT        NUMBER      REFERENCE
  -------                         -----------                     --------------------------------     ------------   ---------
                  5.875% Senior Notes due 2008 and 6.85%
                  Senior Notes due 2015

  4(g)(4)    --   Supplemental Indenture No. 3 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  4(g)(1), dated as of  September 9, 2003,     September 9, 2003
                  providing for the issuance of CenterPoint
                  Energy's 7.25% Senior Notes due 2010

  4(g)(5)    --   Supplemental Indenture No. 4 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.2
                  4(g)(1), dated as of December 17, 2003,      December 10, 2003
                  providing for the issuance of CenterPoint
                  Energy's 2.875% Convertible Senior Notes
                  due 2024

  4(g)(6)    --   Supplemental Indenture No. 5 to Exhibit      CenterPoint Energy's Form 8-K dated         1-31447       4.1
                  4(g)(1), dated as of December 13, 2004, as   December 9, 2004
                  supplemented by Exhibit 4(g)(5), relating
                  to the issuance of CenterPoint Energy's
                  2.875% Convertible Senior Notes due 2024

  4(h)       --   Supplemental Indenture No. 2 dated as of     CenterPoint Energy's Form 8-K12B            1-31447       4(e)
                  August 31, 2002, among CenterPoint Energy,   dated August 31, 2002
                  Reliant Energy and JPMorgan Chase Bank
                  (supplementing the Subordinated Indenture
                  dated as of September 1, 1999 under which
                  Reliant Energy's 2% Zero-Premium
                  Exchangeable Subordinated Notes Due 2029
                  were issued)

  4(i)       --   Supplemental Indenture No. 3 dated as of     CenterPoint Energy's Form 8-K12B            1-31447       4(g)
                  August 31, 2002 among CenterPoint Energy,    dated August 31, 2002
                  REI and The Bank of New York
                  (supplementing the Junior Subordinated
                  Indenture dated as of February 1, 1997
                  under which REI's Junior Subordinated
                  Debentures related to 8.257% capital
                  securities issued by HL&P Capital Trust II
                  were issued)

  4(j)       --   Third Supplemental Indenture dated as of     CenterPoint Energy's Form 8-K12B            1-31447       4(h)
                  August 31, 2002 among CenterPoint Energy,    dated August 31, 2002
                  Reliant Energy, RERC and The Bank of New
                  York (supplementing the Indenture dated as
                  of June 15, 1996 under which RERC's 6.25%
                  Convertible Junior Subordinated Debentures
                  were issued)

  4(k)       --   Second Supplemental Indenture dated as of    CenterPoint Energy's Form 8-K12B            1-31447       4(i)
                  August 31, 2002 among CenterPoint Energy,    dated August 31, 2002
                  Reliant Energy, RERC and JPMorgan Chase
                  Bank (supplementing the Indenture dated as
                  of March 1, 1987 under which RERC's 6%
                  Convertible Subordinated Debentures due
                  2012 were issued)

  4(l)       --   Assignment and Assumption Agreement for      CenterPoint Energy's Form 8-K12B            1-31447       4(j)
                  the Guarantee Agreements dated as of         dated August 31, 2002
                  August 31, 2002 between CenterPoint Energy
                  and Reliant Energy (relating to the
                  Guarantee Agreement dated as of February
                  4, 1997 between Reliant Energy and The
                  Bank of New York providing for the
                  guaranty of certain amounts relating to
                  the 8.257% capital securities issued by
                  HL&P Capital Trust II)

  4(m)       --   Assignment and Assumption Agreement for      CenterPoint Energy's Form 8-K12B            1-31447       4(l)
                  the Expense and Liability Agreements and     dated August 31, 2002
                  the Trust Agreements dated as of August
                  31, 2002 between CenterPoint Energy and
                  Reliant Energy (relating to (i) the
                  Agreement as to Expenses and Liabilities
                  dated as of February 4, 1997 between
                  Reliant Energy and HL&P Capital Trust II
                  and (ii) HL&P Capital

                                                                                                SEC FILE OR
EXHIBIT                                                                                        REGISTRATION    EXHIBIT
 NUMBER                         DESCRIPTION                 REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------                         -----------                 --------------------------------   ------------   ---------
                 Trust II's Amended and Restated Trust
                 Agreement dated February 4, 1997

4(n)(1)     --   $1,310,000,000 Credit Agreement, dated     CenterPoint Energy's Form 10-K        1-31447      4(g)(1)
                 as of November 12, 2002, among             for the year ended December 31,
                 CenterPoint Houston and the banks named    2002
                 therein

4(n)(2)     --   First Amendment to Exhibit 4(n)(1),        CenterPoint Energy's Form 10-Q        1-31447      10.7
                 dated as of September 3, 2003              for the quarter ended September
                                                            30, 2003

4(n)(3)     --   Pledge Agreement, dated as of November     CenterPoint Energy's Form 10-K        1-31447      4(g)(2)
                 12, 2002 executed in connection with       for the year ended December 31,
                 Exhibit 4(n)(1)                            2002

4(o)        --   $1,000,000,000 Credit Agreement dated as   CenterPoint Energy's Form 8-K         1-31447      4.1
                 of March 7, 2005 among CenterPoint         dated March 7, 2005
                 Energy and the banks named therein

++4(p)(1)   --   $75,000,000 revolving credit facility
                 dated as of February 3, 2005 among Texas
                 Genco Holdings, Inc., Texas Genco GP,
                 LLC, Texas Genco LP, LLC, Texas Genco,
                 LP and the banks named therein

++4(p)(2)   --   Pledge Agreement, dated as of February
                 3, 2005, executed in connection with
                 Exhibit 4(p)(1)

4(q)        --   $250,000,000 Credit Agreement dated as     CenterPoint Energy's Form 8-K         1-31447      4.1
                 of March 23, 2004 among CERC and the       dated March 31, 2004
                 initial lenders named therein

4(r)        --   $200,000,000 Credit Agreement dated as     CenterPoint Energy's Form 8-K         1-31447      4.2
                 of March 7, 2005 among CenterPoint         dated March 7, 2005
                 Houston and the banks named therein

4(s)        --   $1,310,000,000 Credit Agreement dated as   CenterPoint Energy's Form 8-K         1-31447      4.3
                 of March 7, 2005 among CenterPoint         dated March 7, 2005
                 Houston and the banks named therein

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Energy has not filed as exhibits to this Form 10-K/A certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Energy and its subsidiaries on a consolidated basis. CenterPoint Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                                SEC FILE OR
EXHIBIT                                                                                        REGISTRATION    EXHIBIT
 NUMBER                         DESCRIPTION                 REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------                         -----------                 --------------------------------   ------------   ---------
*10(a)(1)   --   Executive Benefit Plan of Houston          HI's Form 10-Q for the quarter        1-7629      10(a)(1),
                 Industries Incorporated ("HI") and First   ended March 31, 1987                              10(a)(2),
                 and Second Amendments thereto effective                                                      and
                 as of June 1, 1982, July 1, 1984, and                                                        10(a)(3)
                 May 7, 1986, respectively

*10(a)(2)   --   Third Amendment dated September 17, 1999   Reliant Energy's Form 10-K for        1-3187      10(a)(2)
                 to Exhibit 10(a)(1)                        the year ended December 31, 2000

*10(a)(3)   --   CenterPoint Energy Executive Benefits      CenterPoint Energy's Form 10-Q        1-31447     10.4
                 Plan, as amended and restated effective    for the quarter ended
                 June 18, 2003                              September 30, 2003

*10(b)(1)   --   Executive Incentive Compensation Plan of   HI's Form 10-K for the year           1-7629      10(b)
                 HI effective as of January 1, 1982         ended December 31, 1991

*10(b)(2)   --   First Amendment to Exhibit 10(b)(1)        HI's Form 10-Q for the quarter        1-7629      10(a)
                 effective as of March 30, 1992             ended March 31, 1992

*10(b)(3)   --   Second Amendment to Exhibit 10(b)(1)       HI's Form 10-K for the year           1-7629      10(b)
                 effective as of November 4, 1992           ended December 31, 1992

*10(b)(4)   --   Third Amendment to Exhibit 10(b)(1)        HI's Form 10-K for the year           1-7629      10(b)(4)
                 effective as of September 7, 1994          ended December 31, 1994

*10(b)(5)   --   Fourth Amendment to Exhibit 10(b)(1)       HI's Form 10-K for the year           1-3187      10(b)(5)
                 effective as of August 6, 1997             ended December 31, 1997

*10(c)(1)   --   Executive Incentive Compensation Plan of   HI's Form 10-Q for the quarter        1-7629      10(b)(1)
                 HI effective as of January 1, 1985         ended March 31, 1987

*10(c)(2)   --   First Amendment to Exhibit 10(c)(1)        HI's Form 10-K for the year           1-7629      10(b)(3)
                 effective as of January 1, 1985            ended December 31, 1988

*10(c)(3)   --   Second Amendment to Exhibit 10(c)(1)       HI's Form 10-K for the year           1-7629      10(c)(3)
                 effective as of January 1, 1985            ended December 31, 1991

*10(c)(4)   --   Third Amendment to Exhibit 10(c)(1)        HI's Form 10-Q for the quarter        1-7629      10(b)
                 effective as of March 30, 1992             ended March 31, 1992

*10(c)(5)   --   Fourth Amendment to Exhibit 10(c)(1)       HI's Form 10-K for the year           1-7629      10(c)(5)
                 effective as of November 4, 1992           ended December 31, 1992

*10(c)(6)   --   Fifth Amendment to Exhibit 10(c)(1)        HI's Form 10-K for the year           1-7629      10(c)(6)
                 effective as of September 7, 1994          ended December 31, 1994

*10(c)(7)   --   Sixth Amendment to Exhibit 10(c)(1)        HI's Form 10-K for the year           1-3187      10(c)(7)
                 effective as of August 6, 1997             ended December 31, 1997

*10(d)      --   Executive Incentive Compensation Plan of   HI's Form 10-Q for the quarter        1-7629      10(b)(2)
                 HL&P effective as of January 1, 1985       ended March 31, 1987

*10(e)(1)   --   Executive Incentive Compensation Plan of   HI's Form 10-Q for the quarter        1-7629      10(b)
                 HI as amended and restated on January 1,   ended June 30, 1989
                 1989

*10(e)(2)   --   First Amendment to Exhibit 10(e)(1)        HI's Form 10-K for the year           1-7629      10(e)(2)
                 effective as of January 1, 1989            ended December 31, 1991

*10(e)(3)   --   Second Amendment to Exhibit 10(e)(1)       HI's Form 10-Q for the quarter        1-7629      10(c)
                 effective as of March 30, 1992             ended March 31, 1992

                                                                                                  SEC FILE OR
 EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                      DESCRIPTION                  REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
----------                    -----------                  --------------------------------      ------------   ---------
*10(e)(4)    --   Third Amendment to Exhibit 10(e)(1)   HI's Form 10-K for the year ended            1-7629     10(c)(4)
                  effective as of November 4, 1992      December 31, 1992

*10(e)(5)    --   Fourth Amendment to Exhibit           HI's Form 10-K for the year ended            1-7629     10(e)(5)
                  10(e)(1) effective as of September    December 31, 1994
                  7, 1994

*10(f)(1)    --   Executive Incentive Compensation      HI's Form 10-K for the year ended            1-7629     10(b)
                  Plan of HI as amended and restated    December 31, 1990
                  on January 1, 1991

*10(f)(2)    --   First Amendment to Exhibit 10(f)(1)   HI's Form 10-K for the year ended            1-7629     10(f)(2)
                  effective as of January 1, 1991       December 31, 1991

*10(f)(3)    --   Second Amendment to Exhibit           HI's Form 10-Q for the quarter ended         1-7629     10(d)
                  10(f)(1) effective as of March 30,    March 31, 1992
                  1992

*10(f)(4)    --   Third Amendment to Exhibit 10(f)(1)   HI's Form 10-K for the year ended            1-7629     10(f)(4)
                  effective as of November 4, 1992      December 31, 1992

*10(f)(5)    --   Fourth Amendment to Exhibit           HI's Form 10-K for the year ended            1-7629     10(f)(5)
                  10(f)(1) effective as of January 1,   December 31, 1992
                  1993

*10(f)(6)    --   Fifth Amendment to Exhibit 10(f)(1)   HI's Form 10-K for the year ended            1-7629     10(f)(6)
                  effective in part, January 1, 1995,   December 31, 1994
                  and in part, September 7, 1994

*10(f)(7)    --   Sixth Amendment to Exhibit 10(f)(1)   HI's Form 10-Q for the quarter ended         1-7629     10(a)
                  effective as of August 1, 1995        June 30, 1995

*10(f)(8)    --   Seventh Amendment to Exhibit          HI's Form 10-Q for the quarter ended         1-7629     10(a)
                  10(f)(1) effective as of January 1,   June 30, 1996
                  1996

*10(f)(9)    --   Eighth Amendment to Exhibit           HI's Form 10-Q for the quarter ended         1-7629     10(a)
                  10(f)(1) effective as of January 1,   June 30, 1997
                  1997

*10(f)(10)   --   Ninth Amendment to Exhibit 10(f)(1)   HI's Form 10-K for the year ended            1-3187     10(f)(10)
                  effective in part, January 1, 1997,   December 31, 1997
                  and in part, January 1, 1998

*10(g)       --   Benefit Restoration Plan of HI        HI's Form 10-Q for the quarter ended         1-7629     10(c)
                  effective as of June 1, 1985          March 31, 1987

*10(h)       --   Benefit Restoration Plan of HI as     HI's Form 10-K for the year ended            1-7629     10(g)(2)
                  amended and restated effective as     December 31, 1991
                  of January 1, 1988

*10(i)(1)    --   Benefit Restoration Plan of HI, as    HI's Form 10-K for the year ended            1-7629     10(g)(3)
                  amended and restated effective as     December 31, 1991
                  of July 1, 1991

*10(i)(2)    --   First Amendment to Exhibit 10(i)(1)   HI's Form 10-K for the year ended            1-3187     10(i)(2)
                  effective in part, August 6, 1997,    December 31, 1997
                  in part, September 3, 1997, and in
                  part, October 1, 1997

*10(j)(1)    --   Deferred Compensation Plan of HI      HI's Form 10-Q for the quarter ended         1-7629     10(d)
                  effective as of September 1, 1985     March 31, 1987

*10(j)(2)    --   First Amendment to Exhibit 10(j)(1)   HI's Form 10-K for the year ended            1-7629     10(d)(2)
                  effective as of September 1, 1985     December 31, 1990

*10(j)(3)    --   Second Amendment to Exhibit           HI's Form 10-Q for the quarter ended         1-7629     10(e)
                  10(j)(1) effective as of March 30,    March 31, 1992
                  1992

*10(j)(4)    --   Third Amendment to Exhibit 10(j)(1)   HI's Form 10-K for the year ended            1-7629     10(h)(4)
                  effective as of June 2, 1993          December 31, 1993

*10(j)(5)    --   Fourth Amendment to Exhibit           HI's Form 10-K for the year ended            1-7629     10(h)(5)
                  10(j)(1) effective as of September    December 31, 1994
                  7, 1994

                                                                                                  SEC FILE OR
 EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                      DESCRIPTION                  REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
----------                    -----------                  --------------------------------      ------------   ---------
*10(j)(6)    --   Fifth Amendment to Exhibit 10(j)(1)   HI's Form 10-Q for the quarter ended         1-7629     10(d)
                  effective as of August 1, 1995        June 30, 1995

*10(j)(7)    --   Sixth Amendment to Exhibit 10(j)(1)   HI's Form 10-Q for the quarter ended         1-7629     10(b)
                  effective as of December 1, 1995      June 30, 1995

*10(j)(8)    --   Seventh Amendment to Exhibit          HI's Form 10-Q for the quarter ended         1-7629     10(b)
                  10(j)(1) effective as of January 1,   June 30, 1997
                  1997

*10(j)(9)    --   Eighth Amendment to Exhibit           HI's Form 10-K for the year ended            1-3187     10(j)(9)
                  10(j)(1) effective as of October 1,   December 31, 1997
                  1997

*10(j)(10)   --   Ninth Amendment to Exhibit 10(j)(1)   HI's Form 10-K for the year ended            1-3187     10(j)(10)
                  effective as of September 3, 1997     December 31, 1997

*10(j)(11)   --   Tenth Amendment to Exhibit 10(j)(1)   CenterPoint Energy's Form 10-K for the      1-31447     10(j)(11)
                  effective as of January 1, 2001       year ended December 31, 2002

*10(j)(12)   --   Eleventh Amendment to Exhibit         CenterPoint Energy's Form 10-K for the      1-31447     10(j)(12)
                  10(j)(1) effective as of August 31,   year ended December 31, 2002
                  2002

*10(j)(13)   --   CenterPoint Energy 1985 Deferred      CenterPoint Energy's Form 10-Q for the      1-31447     10.1
                  Compensation Plan, as amended and     quarter ended September 30, 2003
                  restated effective January 1, 2003

*10(k)(1)    --   Deferred Compensation Plan of HI      HI's Form 10-Q for the quarter ended         1-7629     10(a)
                  effective as of January 1, 1989       June 30, 1989

*10(k)(2)    --   First Amendment to Exhibit 10(k)(1)   HI's Form 10-K for the year ended            1-7629     10(e)(3)
                  effective as of January 1, 1989       December 31, 1989

*10(k)(3)    --   Second Amendment to Exhibit           HI's Form 10-Q for the quarter ended         1-7629     10(f)
                  10(k)(1) effective as of March 30,    March 31, 1992
                  1992

*10(k)(4)    --   Third Amendment to Exhibit 10(k)(1)   HI's Form 10-K for the year ended            1-7629     10(i)(4)
                  effective as of June 2, 1993          December 31, 1993

*10(k)(5)    --   Fourth Amendment to Exhibit           HI's Form 10-K for the year ended            1-7629     10(i)(5)
                  10(k)(1) effective as of September    December 31, 1994
                  7, 1994

*10(k)(6)    --   Fifth Amendment to Exhibit 10(k)(1)   HI's Form 10-Q for the quarter ended         1-7629     10(c)
                  effective as of August 1, 1995        June 30, 1995

*10(k)(7)    --   Sixth Amendment to Exhibit 10(k)(1)   HI's Form 10-Q for the quarter ended         1-7629     10(c)
                  effective December 1, 1995            June 30, 1995

*10(k)(8)    --   Seventh Amendment to Exhibit          HI's Form 10-Q for the quarter ended         1-7629     10(c)
                  10(k)(1) effective as of January 1,   June 30, 1997
                  1997

*10(k)(9)    --   Eighth Amendment to Exhibit           HI's Form 10-K for the year ended            1-3187     10(k)(9)
                  10(k)(1) effective in part October    December 31, 1997
                  1, 1997 and in part January 1, 1998

*10(k)(10)   --   Ninth Amendment to Exhibit 10(k)(1)   HI's Form 10-K for the year ended            1-3187     10(k)(10)
                  effective as of September 3, 1997     December 31, 1997

*10(k)(11)   --   Tenth Amendment to Exhibit 10(k)(1)   CenterPoint Energy's Form 10-K for the       1-31447    10(k)(11)
                  effective as of January 1, 2001       year ended December 31, 2002

*10(k)(12)   --   Eleventh Amendment to Exhibit         CenterPoint Energy's Form 10-K for the       1-31447    10(k)(12)
                  10(k)(1) effective as of August 31,   year ended December 31, 2002
                  2002

*10(l)(1)    --   Deferred Compensation Plan of HI      HI's Form 10-K for the year ended            1-7629     10(d)(3)
                  effective as of January 1, 1991       December 31, 1990

*10(l)(2)    --   First Amendment to Exhibit 10(l)(1)   HI's Form 10-K for the year ended            1-7629     10(j)(2)
                  effective as of January 1, 1991       December 31, 1991

*10(l)(3)    --   Second Amendment to Exhibit           HI's Form 10-Q for the quarter ended         1-7629     10(g)
                  10(l)(1) effective as of March 30,    March 31, 1992
                  1992

                                                                                                       SEC FILE OR
  EXHIBIT                                                                                             REGISTRATION    EXHIBIT
  NUMBER                            DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
  -------                           -----------                    --------------------------------   ------------   ---------
*10(l)(4)    --   Third Amendment to Exhibit 10(l)(1) effective    HI's Form 10-K for the year            1-7629     10(j)(4)
                  as of June 2, 1993                               ended December 31, 1993

*10(l)(5)    --   Fourth Amendment to Exhibit 10(l)(1) effective   HI's Form 10-K for the year            1-7629     10(j)(5)
                  as of December 1, 1993                           ended December 31, 1993

*10(l)(6)    --   Fifth Amendment to Exhibit 10(l)(1) effective    HI's Form 10-K for the year            1-7629     10(j)(6)
                  as of September 7, 1994                          ended December 31, 1994

*10(l)(7)    --   Sixth Amendment to Exhibit 10(l)(1) effective    HI's Form 10-Q for the quarter         1-7629     10(b)
                  as of August 1, 1995                             ended June 30, 1995

*10(l)(8)    --   Seventh Amendment to Exhibit 10(l)(1)            HI's Form 10-Q for the quarter         1-7629     10(d)
                  effective as of December 1, 1995                 ended June 30, 1996

*10(l)(9)    --   Eighth Amendment to Exhibit 10(l)(1) effective   HI's Form 10-Q for the quarter         1-7629     10(d)
                  as of January 1, 1997                            ended June 30, 1997

*10(l)(10)   --   Ninth Amendment to Exhibit 10(l)(1) effective    HI's Form 10-K for the year            1-3187     10(l)(10)
                  in part August 6, 1997, in part October 1,       ended December 31, 1997
                  1997, and in part January 1, 1998

*10(l)(11)   --   Tenth Amendment to Exhibit 10(l)(1) effective    HI's Form 10-K for the year            1-3187     10(i)(11)
                  as of September 3, 1997                          ended December 31, 1997

*10(l)(12)   --   Eleventh Amendment to Exhibit 10(l)(1)           CenterPoint Energy's Form 10-K        1-31447     10(l)(12)
                  effective as of January 1, 2001                  for the year ended December 31,
                                                                   2002

*10(l)(13)   --   Twelfth Amendment to Exhibit 10(l)(1)            CenterPoint Energy's Form 10-K        1-31447     10(l)(13)
                  effective as of August 31, 2002                  for the year ended December 31,
                                                                   2002

*10(m)(1)    --   Long-Term Incentive Compensation Plan of HI      HI's Form 10-Q for the quarter         1-7629     10(c)
                  effective as of January 1, 1989                  ended June 30, 1989

*10(m)(2)    --   First Amendment to Exhibit 10(m)(1) effective    HI's Form 10-K for the year            1-7629     10(f)(2)
                  as of January 1, 1990                            ended December 31, 1989

*10(m)(3)    --   Second Amendment to Exhibit 10(m)(1) effective   HI's Form 10-K for the year            1-7629     10(k)(3)
                  as of December 22, 1992                          ended December 31, 1992

*10(m)(4)    --   Third Amendment to Exhibit 10(m)(1) effective    HI's Form 10-K for the year            1-3187     10(m)(4)
                  as of August 6, 1997                             ended December 31, 1997

*10(m)(5)    --   Fourth Amendment to Exhibit 10(m)(1) effective   Reliant Energy's Form 10-Q for         1-3187     10.4
                  as of January 1, 2001                            the quarter ended June 30, 2002

*10(n)(1)    --   Form of stock option agreement for               HI's Form 10-Q for the quarter         1-7629     10(h)
                  non-qualified stock options granted under        ended March 31, 1992
                  Exhibit 10(m)(1)

*10(n)(2)    --   Forms of restricted stock agreement for          HI's Form 10-Q for the quarter         1-7629     10(i)
                  restricted stock granted under Exhibit 10(m)(1)  ended March 31, 1992

*10(o)(1)    --   1994 Long-Term Incentive Compensation Plan of    HI's Form 10-K for the year            1-7629     10(n)(1)
                  HI effective as of January 1, 1994               ended December 31, 1993

*10(o)(2)    --   Form of stock option agreement for               HI's Form 10-K for the year            1-7629     10(n)(2)
                  non-qualified stock options granted under        ended December 31, 1993
                  Exhibit 10(o)(1)

*10(o)(3)    --   First Amendment to Exhibit 10(o)(1) effective    HI's Form 10-Q for the quarter         1-7629     10(e)
                  as of May 9, 1997                                ended June 30, 1997

*10(o)(4)    --   Second Amendment to Exhibit 10(o)(1) effective   HI's Form 10-K for the year            1-3187     10(p)(4)
                  as of August 6, 1997                             ended December 31, 1997

                                                                                                       SEC FILE OR
  EXHIBIT                                                                                             REGISTRATION    EXHIBIT
  NUMBER                            DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
  -------                           -----------                    --------------------------------   ------------   ---------
*10(o)(5)    --   Third Amendment to Exhibit 10(o)(1) effective    HI's Form 10-K for the year            1-3187     10(p)(5)
                  as of January 1, 1998                            ended December 31, 1998

*10(o)(6)    --   Reliant Energy 1994 Long- Term Incentive         Reliant Energy's Form 10-Q for         1-3187     10.6
                  Compensation Plan, as amended and restated       the quarter ended June 30, 2002
                  effective January 1, 2001

*10(o)(7)    --   First Amendment to Exhibit 10(o)(6), effective   CenterPoint Energy's Form 10-K        1-31447     10(p)(7)
                  December 1, 2003                                 for the year ended December 31,
                                                                   2003

*10(o)(8)    --   Form of Non-Qualified Stock Option Award         CenterPoint Energy's Form 8-K         1-31447     10.6
                  Notice under Exhibit 10(o)(6)                    dated January 25, 2005

*10(p)(1)    --   Savings Restoration Plan of HI effective as of   HI's Form 10-K for the year            1-7629     10(f)
                  January 1, 1991                                  ended December 31, 1990

*10(p)(2)    --   First Amendment to Exhibit 10(p)(1) effective    HI's Form 10-K for the year            1-7629     10(l)(2)
                  as of January 1, 1992                            ended December 31, 1991

*10(p)(3)    --   Second Amendment to Exhibit 10(p)(1) effective   HI's Form 10-K for the year            1-3187     10(q)(3)
                  in part, August 6, 1997, and in part, October    ended December 31, 1997
                  1, 1997

*10(q)(1)    --   Director Benefits Plan effective as of January   HI's Form 10-K for the year            1-7629     10(m)
                  1, 1992                                          ended December 31, 1991

*10(q)(2)    --   First Amendment to Exhibit 10(q)(1) effective    HI's Form 10-K for the year            1-7629     10(m)(1)
                  as of August 6, 1997                             ended December 31, 1998

*10(q)(3)    --   CenterPoint Energy Outside Director Benefits     CenterPoint Energy's Form 10-Q        1-31447     10.6
                  Plan, as amended and restated effective June     for the quarter ended September
                  18, 2003                                         30, 2003

*10(q)(4)    --   First Amendment to Exhibit 10(q)(3) effective    CenterPoint Energy's Form 10-Q        1-31447     10.6
                  as of January 1, 2004                            for the quarter ended June 30,
                                                                   2004

*10(r)(1)    --   Executive Life Insurance Plan of HI effective    HI's Form 10-K for the year            1-7629     10(q)
                  as of January 1, 1994                            ended December 31, 1993

*10(r)(2)    --   First Amendment to Exhibit 10(r)(1) effective    HI's Form 10-Q for the quarter         1-7629     10
                  as of January 1, 1994                            ended June 30, 1995

*10(r)(3)    --   Second Amendment to Exhibit 10(r)(1) effective   HI's Form 10-K for the year            1-3187     10(s)(3)
                  as of August 6, 1997                             ended December 31, 1997

*10(r)(4)    --   CenterPoint Energy Executive Life Insurance      CenterPoint Energy's Form 10-Q        1-31447     10.5
                  Plan, as amended and restated effective June     for the quarter ended September
                  18, 2003                                         30, 2003

*10(s)       --   Employment and Supplemental Benefits Agreement   HI's Form 10-Q for the quarter         1-7629     10(f)
                  between HL&P and Hugh Rice Kelly                 ended March 31, 1987

*10(t)(1)    --   Reliant Energy Savings Plan, as amended and      Reliant Energy's Form 10-K for         1-3187     10(cc)(1)
                  restated effective April 1, 1999                 the year ended December 31, 1999

*10(t)(2)    --   First Amendment to Exhibit 10(t)(1) effective    Reliant Energy's Form 10-Q for         1-3187     10.9
                  January 1, 1999                                  the quarter ended June 30, 2002

*10(t)(3)    --   Second Amendment to Exhibit 10(t)(1) effective   Reliant Energy's Form 10-Q for         1-3187     10.10
                  January 1, 1997                                  the quarter ended June 30, 2002

*10(t)(4)    --   Third Amendment to Exhibit 10(t)(1) effective    Reliant Energy's Form 10-Q for         1-3187     10.11
                  January 1, 2001                                  the quarter ended June 30, 2002

*10(t)(5)    --   Fourth Amendment to Exhibit 10(t)(1) effective   Reliant Energy's Form 10-Q for         1-3187     10.12
                  May 6, 2002                                      the quarter ended June 30, 2002

                                                                                                      SEC FILE OR
   EXHIBIT                                                                                           REGISTRATION    EXHIBIT
   NUMBER                          DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
   -------                         -----------                    --------------------------------   ------------   ---------
*10(t)(6)    --   Fifth Amendment to Exhibit 10(t)(1) effective   CenterPoint Energy's Form 10-K        1-31447     10(u)(6)
                  January 1, 2002 and as renamed effective        for the year ended December 31,
                  October 2, 2002                                 2002

++*10(t)(7)  --   Sixth Amendment to Exhibit 10(t)(1) effective
                  January 1, 2005

*10(t)(8)    --   Reliant Energy Savings Trust between Reliant    CenterPoint Energy's Form 10-K        1-31447     10(u)(7)
                  Energy and The Northern Trust Company, as       for the year ended December 31,
                  Trustee, as amended and restated effective      2002
                  April 1, 1999

*10(t)(9)    --   First Amendment to Exhibit 10(t)(8) effective   CenterPoint Energy's Form 10-K        1-31447     10(u)(8)
                  September 30, 2002                              for the year ended December 31,
                                                                  2002

*10(t)(10)   --   Second Amendment to Exhibit 10(t)(8)            CenterPoint Energy's Form 10-K        1-31447     10(u)(9)
                  effective January 6, 2003                       for the year ended December 31,
                                                                  2003

*10(t)(11)   --   Reliant Energy Retirement Plan, as amended      CenterPoint Energy's Form 10-K        1-31447     10(u)(10)
                  and restated effective January 1, 1999          for the year ended December 31,
                                                                  2002

*10(t)(12)   --   First Amendment to Exhibit 10(t)(11)            CenterPoint Energy's Form 10-K        1-31447     10(u)(11)
                  effective as of January 1, 1995                 for the year ended December 31,
                                                                  2002

*10(t)(13)   --   Second Amendment to Exhibit 10(t)(11)           CenterPoint Energy's Form 10-K        1-31447     10(u)(12)
                  effective as of January 1, 1995                 for the year ended December 31,
                                                                  2002

*10(t)(14)   --   Third Amendment to Exhibit 10(t)(11)            CenterPoint Energy's Form 10-K        1-31447     10(u)(13)
                  effective as of January 1, 2001                 for the year ended December 31,
                                                                  2002

*10(t)(15)   --   Fourth Amendment to Exhibit 10(t)(11)           CenterPoint Energy's Form 10-K        1-31447     10(u)(14)
                  effective as of January 1, 2001                 for the year ended December 31,
                                                                  2002

*10(t)(16)   --   Fifth Amendment to Exhibit 10(t)(11)            CenterPoint Energy's Form 10-K        1-31447     10(u)(15)
                  effective as of November 15, 2002, and as       for the year ended December 31,
                  renamed effective October 2, 2002               2002

*10(t)(17)   --   Sixth Amendment to Exhibit 10(t)(11)            CenterPoint Energy's Form 10-K        1-31447     10(u)(16)
                  effective as of January 1, 2002                 for the year ended December 31,
                                                                  2002

*10(t)(18)   --   Seventh Amendment to Exhibit 10(t)(11)          CenterPoint Energy's Form 10-K        1-31447     10(u)(18)
                  effective December 1, 2003                      for the year ended December 31,
                                                                  2003

*10(t)(19)   --   Eighth Amendment to Exhibit 10(t)(11)           CenterPoint Energy's Form 10-Q        1-31447     10.7
                  effective as of January 1, 2004                 for the quarter ended June 30,
                                                                  2004

++*10(t)(20) --   Ninth Amendment to Exhibit 10(t)(11)
                  effective as of October 27, 2004

++*10(t)(21) --   Tenth Amendment to Exhibit 10(t)(11)
                  effective as of January 1, 2005

*10(t)(22)   --   Reliant Energy, Incorporated Master             Reliant Energy's Form 10-K for        1-3187      10(u)(3)
                  Retirement Trust (as amended and restated       the year ended December 31, 1999
                  effective January 1, 1999 and renamed
                  effective May 5, 1999)

10(t)(23)    --   Contribution and Registration Agreement dated   Reliant Energy's Form 10-K for        1-3187      10(u)(4)
                  December 18, 2001 among Reliant Energy,         the year ended December 31, 2001
                  CenterPoint Energy and the Northern Trust
                  Company, trustee under the Reliant Energy,
                  Incorporated Master Retirement Trust

                                                                                                    SEC FILE OR
   EXHIBIT                                                                                           REGISTRATION    EXHIBIT
   NUMBER                          DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
   -------                         -----------                    --------------------------------   ------------   ---------
10(u)(1)     --   Stockholder's Agreement dated as of July 6,     Schedule 13-D dated July 6, 1995     5-19351      2
                  1995 between Houston Industries Incorporated
                  and Time Warner Inc.

10(u)(2)     --   Amendment to Exhibit 10(u)(1) dated November    HI's Form 10-K for the year          1-7629       10(x)(4)
                  18, 1996                                        ended December 31, 1996

*10(v)(1)    --   Houston Industries Incorporated Executive       HI's Form 10-K for the year          1-7629       10(7)
                  Deferred Compensation Trust effective as of     ended December 31, 1995
                  December 19, 1995

*10(v)(2)    --   First Amendment to Exhibit 10(v)(1) effective   HI's Form 10-Q for the quarter       1-3187       10
                  as of August 6, 1997                            ended June 30, 1998

*10(w)       --   Letter Agreement dated December 9, 2004         CenterPoint Energy's Form 8-K        1-31447      10.1
                  between CenterPoint Energy and Milton Carroll   dated December 9, 2004

*10(x)(1)    --   Reliant Energy, Incorporated and Subsidiaries   Reliant Energy's Form 10-K for       1-3187       10(y)
                  Common Stock Participation Plan for             the year ended December 31, 2000
                  Designated New Employees and Non-Officer
                  Employees effective as of March 4, 1998

*10(x)(2)    --   Reliant Energy, Incorporated and Subsidiaries   CenterPoint Energy's Form 10-K       1-31447      10(y)(2)
                  Common Stock Participation Plan for             for the year ended December 31,
                  Designated New Employees and Non-Officer        2002
                  Employees, as amended and restated effective
                  January 1, 2001

*10(y)       --   Reliant Energy, Incorporated Annual Incentive   Reliant Energy's Definitive          1-3187       Exhibit A
                  Compensation Plan, as amended and restated      Proxy Statement for 2000 Annual
                  effective January 1, 1999                       Meeting of Shareholders

*10(z)(1)    --   Long-Term Incentive Plan of Reliant Energy,     Reliant Energy's Registration        333-60260    4.6
                  Incorporated effective as of January 1, 2001    Statement on Form S-8 dated May
                                                                  4, 2001

*10(z)(2)    --   First Amendment to Exhibit 10(z)(1) effective   Reliant Energy's Registration        333-60260    4.7
                   as of January 1, 2001                          Statement on Form S-8 dated May
                                                                  4, 2001

*10(z)(3)    --   Second Amendment to Exhibit 10(z)(1)            CenterPoint Energy's Form 10-K       1-31447      10(aa)(3)
                  effective November 5, 2003                      for the year ended December 31,
                                                                  2003

*10(z)(4)    --   Long-Term Incentive Plan of CenterPoint         CenterPoint Energy's Form 10-Q       1-31447      10.5
                  Energy, Inc. (amended and restated effective    for the quarter ended June 30,
                  as of May 1, 2004)                              2004

*10(z)(5)    --   Form of Non-Qualified Stock Option Award        CenterPoint Energy's Form 8-K        1-31447      10.1
                  Agreement under Exhibit 10(z)(4)                dated January 25, 2005

*10(z)(6)    --   Form of Restricted Stock Award Agreement        CenterPoint Energy's Form 8-K        1-31447      10.2
                  under Exhibit 10(z)(4)                          dated January 25, 2005

*10(z)(7)    --   Form of Performance Share Award under Exhibit   CenterPoint Energy's Form 8-K        1-31447      10.3
                  10(z)(4)                                        dated January 25, 2005

*10(z)(8)    --   Form of Performance Unit Award under Exhibit    CenterPoint Energy's Form 8-K        1-31447      10.4
                  10(z)(4)                                        dated January 25, 2005

*10(z)(9)    --   Form of Restricted Stock Award Agreement        CenterPoint Energy's Form 8-K        1-31447      10.2
                  (With Performance Vesting Requirement)          dated February 21, 2005
                  under Exhibit 10(z)(4)

*10(z)(10)   --   Summary of Performance Objectives for Awards    CenterPoint Energy's Form 8-K        1-31447      10.5
                  under Exhibit 10(z)(4)                          dated January 25, 2005

                                                                                       SEC FILE OR
  EXHIBIT                                                                             REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
  -------                  -----------             --------------------------------   ------------   ---------
10(aa)(1)    --   Master Separation Agreement      Reliant Energy's Form 10-Q for        1-3187      10.1
                  entered into as of December      the quarter ended March 31, 2001
                  31, 2000 between Reliant
                  Energy, Incorporated and
                  Reliant Resources, Inc.

10(aa)(2)    --   First Amendment to Exhibit       CenterPoint Energy's Form 10-K        1-31447     10(bb)(5)
                  10(aa)(1) effective as of        for the year ended December 31,
                  February 1, 2003                 2002

10(aa)(3)    --   Employee Matters Agreement,      Reliant Energy's Form 10-Q for        1-3187      10.5
                  entered into as of December      the quarter ended March 31, 2001
                  31, 2000, between Reliant
                  Energy, Incorporated and
                  Reliant Resources, Inc.

10(aa)(4)    --   Retail Agreement, entered into   Reliant Energy's Form 10-Q for        1-3187      10.6
                  as of December 31, 2000,         the quarter ended March 31, 2001
                  between Reliant Energy,
                  Incorporated and Reliant
                  Resources, Inc.

10(aa)(5)    --   Tax Allocation Agreement,        Reliant Energy's Form 10-Q for        1-3187      10.8
                  entered into as of December      the quarter ended March 31, 2001
                  31, 2000, between Reliant
                  Energy, Incorporated and
                  Reliant Resources, Inc.

10(bb)(1)    --   Separation Agreement entered     CenterPoint Energy's Form 10-K        1-31447     10(cc)(1)
                  into as of August 31, 2002       for the year ended December 31,
                  between CenterPoint Energy and   2002
                  Texas Genco

10(bb)(2)    --   Transition Services Agreement,   CenterPoint Energy's Form 10-K        1-31447     10(cc)(2)
                  dated as of August 31, 2002,     for the year ended December 31,
                  between CenterPoint Energy and   2002
                  Texas Genco

10(bb)(3)    --   Tax Allocation Agreement,        CenterPoint Energy's Form 10-K        1-31447     10(cc)(3)
                  dated as of August 31, 2002,     for the year ended December 31,
                  between CenterPoint Energy and   2002
                  Texas Genco

10(bb)(4)    --   Assignment and Assumption        Texas Genco's Registration            1-31449     10.11
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
                  Reed

*10(ee)(1)   --   Non-Qualified Executive          CenterPoint Energy's Form 10-K        1-31447     10(ff)(1)
                  Disability Income Plan of        for the year ended December 31,
                  Arkla, Inc. effective as of      2002
                  August 1, 1983

*10(ee)(2)   --   Executive Disability Income      CenterPoint Energy's Form 10-K        1-31447     10(ff)(2)
                  Agreement effective July 1,      for the year ended December 31,
                  1984 between Arkla, Inc. and     2002
                  T. Milton Honea

*10(ff)      --   Non-Qualified Unfunded           CenterPoint Energy's Form 10-K        1-31447     10(gg)
                  Executive Supplemental Income    for the year ended December 31,
                  Retirement Plan of Arkla, Inc.   2002
                  effective as of August 1, 1983

*10(gg)(1)   --   Deferred Compensation Plan for   CenterPoint Energy's Form 10-K        1-31447     10(hh)(1)
                  Directors of Arkla, Inc.         for the year ended December 31,
                  effective as of November 10,     2002
                  1988

*10(gg)(2)   --   First Amendment to Exhibit       CenterPoint Energy's Form 10-K        1-31447     10(hh)(2)
                  10(hh)(1) effective as of        for the year ended December 31,
                  August 6, 1997                   2002

                                                                                       SEC FILE OR
  EXHIBIT                                                                             REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION             REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
  -------                  -----------             --------------------------------   ------------   ---------
10(hh)       --   Pledge Agreement dated as of     CenterPoint Energy's Form 10-Q        1-31447       10.1
                  May 28, 2003 by Utility          for the quarter ended June 30,
                  Holding, LLC in favor of JP      2003
                  Morgan Chase Bank, as
                  administrative agent

*10(ii)      --   CenterPoint Energy Deferred      CenterPoint Energy's Form 10-Q        1-31447       10.2
                  Compensation Plan, as amended    for the quarter ended June 30,
                  and restated effective January   2003
                  1, 2003

*10(jj)(1)   --   CenterPoint Energy Short Term    CenterPoint Energy's Form 10-Q        1-31447       10.3
                  Incentive Plan, as amended and   for the quarter ended September
                  restated effective January 1,    30, 2003
                  2003

*10(jj)(2)   --   Summary of 2005 goals for        CenterPoint Energy's Form 8-K         1-31447       10.1
                  Exhibit 10(jj)(1)                dated February 21, 2005

*10(kk)      --   CenterPoint Energy Stock Plan    CenterPoint Energy's Form 10-K        1-31447       10(ll)
                  for Outside Directors, as        for the year ended December 31,
                  amended and restated effective   2003
                  May 7, 2003

++10(ll)     --   Summary of non-employee
                  director compensation

++10(mm)     --   Summary of named executive
                  officer compensation

++12         --   Computation of Ratios of
                  Earnings to Fixed Charges

++21         --   Subsidiaries of CenterPoint
                  Energy

+23          --   Consent of Deloitte & Touche
                  LLP

+31.1        --   Rule 13a-14(a)/15d-14(a)
                  Certification of David M.
                  McClanahan

+31.2        --   Rule 13a-14(a)/15d-14(a)
                  Certification of Gary L.
                  Whitlock

+32.1        --   Section 1350 Certification of
                  David M. McClanahan

+32.2        --   Section 1350 Certification of
                  Gary L. Whitlock