Form 10-Q/A
period 2005-03-31
CENTERPOINT ENERGY INC
filed 2006-01-10
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

     CenterPoint Energy, Inc. (CenterPoint Energy or the Company) hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended March 31, 2005 as originally filed on May 9, 2005 (Form 10-Q) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as discussed in Note 14. In addition, the Company has modified the presentation of discontinued operations in its condensed statements of consolidated cash flows as discussed in Note 1. Contemporaneously with the filing of this Amendment No. 1 to the Form 10-Q on this Form 10-Q/A, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO UPDATE OTHER DISCLOSURES AS PRESENTED IN THE FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT. ACCORDINGLY, THIS FORM 10-Q/A SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SEC FILINGS MADE SUBSEQUENT TO THE FILING OF THE FORM 10-Q, INCLUDING ANY AMENDMENTS OF THOSE FILINGS. IN ADDITION, THIS FORM 10-Q/A INCLUDES UPDATED CERTIFICATIONS FROM THE COMPANY'S CEO AND CFO AS EXHIBITS 31.1, 31.2, 32.1 AND 32.2.

                            CENTERPOINT ENERGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements........................................    1
            Condensed Statements of Consolidated Income
               Three Months Ended March 31, 2004 and 2005 (unaudited)
                  (as restated)..............................................    1
            Condensed Consolidated Balance Sheets
               December 31, 2004 and March 31, 2005 (unaudited)
                  (as restated)..............................................    2
            Condensed Statements of Consolidated Cash Flows
               Three Months Ended March 31, 2004 and 2005 (unaudited)
                  (as restated)..............................................    4
            Notes to Unaudited Condensed Consolidated Financial Statements...    5
         Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations of CenterPoint Energy, Inc.
            and Subsidiaries.................................................   27
         Item 4. Controls and Procedures.....................................   42

PART II. OTHER INFORMATION

         Item 6. Exhibits....................................................   43

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -----------------------
                                                               2004         2005
                                                            ----------   ----------
                                                                 (AS RESTATED,
                                                                  SEE NOTE 14)
REVENUES ................................................   $2,401,288   $2,594,705
                                                            ----------   ----------
EXPENSES:
   Natural gas ..........................................    1,635,347    1,781,233
   Operation and maintenance ............................      315,842      313,071
   Depreciation and amortization ........................      116,218      129,773
   Taxes other than income taxes ........................       93,988       94,661
                                                            ----------   ----------
      Total .............................................    2,161,395    2,318,738
                                                            ----------   ----------
OPERATING INCOME ........................................      239,893      275,967
                                                            ----------   ----------
OTHER INCOME (EXPENSE):
   Loss on Time Warner investment .......................      (24,453)     (41,114)
   Gain on indexed debt securities ......................       27,014       39,529
   Interest and other finance charges ...................     (182,973)    (173,340)
   Interest on transition bonds .........................       (9,674)      (9,220)
   Return on true-up balance ............................           --       34,082
   Other, net ...........................................        1,507        3,812
                                                            ----------   ----------
      Total .............................................     (188,579)    (146,251)
                                                            ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ...       51,314      129,716
   Income Tax Expense ...................................      (22,416)     (63,064)
                                                            ----------   ----------
INCOME FROM CONTINUING OPERATIONS .......................       28,898       66,652
                                                            ----------   ----------
DISCONTINUED OPERATIONS:
   Income from Texas Genco, net of tax ..................       56,286       13,673
   Minority Interest in Income from Texas Genco .........      (11,597)          --
   Loss on Disposal of Texas Genco, net of tax ..........           --      (13,237)
                                                            ----------   ----------
      Total .............................................       44,689          436
                                                            ----------   ----------
NET INCOME ..............................................   $   73,587   $   67,088
                                                            ==========   ==========
BASIC EARNINGS PER SHARE:
   Income from Continuing Operations ....................   $     0.09   $     0.22
   Discontinued Operations, net of tax ..................         0.15           --
                                                            ----------   ----------
   Net Income ...........................................   $     0.24   $     0.22
                                                            ==========   ==========
DILUTED EARNINGS PER SHARE:
   Income from Continuing Operations ....................   $     0.09   $     0.20
   Discontinued Operations, net of tax ..................         0.13           --
                                                            ----------   ----------
   Net Income ...........................................   $     0.22   $     0.20
                                                            ==========   ==========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                        DECEMBER 31,     MARCH 31,
                                                            2004            2005
                                                        ------------   -------------
                                                                       (AS RESTATED,
                                                                        SEE NOTE 14)
CURRENT ASSETS:
   Cash and cash equivalents ........................    $   164,645    $   305,293
   Investment in Time Warner common stock ...........        420,882        379,767
   Accounts receivable, net .........................        674,355        659,495
   Accrued unbilled revenues ........................        576,252        380,860
   Natural gas inventory ............................        175,784         77,290
   Materials and supplies ...........................         77,902         75,844
   Non-trading derivative assets ....................         50,219         85,664
   Current assets of discontinued operations ........        513,768        122,908
   Prepaid expenses and other current assets ........        116,909         76,613
                                                         -----------    -----------
      Total current assets ..........................      2,770,716      2,163,734
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ....................     10,963,569     11,037,100
   Less accumulated depreciation and amortization ...     (2,777,176)    (2,836,087)
                                                         -----------    -----------
      Property, plant and equipment, net ............      8,186,393      8,201,013
                                                         -----------    -----------
OTHER ASSETS:
   Goodwill, net ....................................      1,740,510      1,740,510
   Other intangibles, net ...........................         58,068         57,565
   Regulatory assets ................................      3,349,944      3,389,785
   Non-trading derivative assets ....................         17,682         44,153
   Non-current assets of discontinued operations ....      1,051,158      1,044,483
   Other ............................................        921,678        842,330
                                                         -----------    -----------
      Total other assets ............................      7,139,040      7,118,826
                                                         -----------    -----------
         TOTAL ASSETS ...............................    $18,096,149    $17,483,573
                                                         ===========    ===========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,     MARCH 31,
                                                                                 2004            2005
                                                                             ------------   -------------
                                                                                            (AS RESTATED,
                                                                                             SEE NOTE 14)
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt .....................   $    46,806     $    49,352
   Current portion of other long-term debt ...............................     1,789,182       1,784,772
   Indexed debt securities derivative ....................................       341,575         302,046
   Accounts payable ......................................................       802,215         625,191
   Taxes accrued .........................................................       609,025         159,397
   Interest accrued ......................................................       151,365         137,227
   Non-trading derivative liabilities ....................................        26,323          21,169
   Regulatory liabilities ................................................       225,158         225,159
   Accumulated deferred income taxes, net ................................       260,958         282,696
   Current liabilities of discontinued operations ........................       448,974         104,795
   Other .................................................................       419,811         438,861
                                                                             -----------     -----------
      Total current liabilities ..........................................     5,121,392       4,130,665
                                                                             -----------     -----------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ................................     2,415,143       2,439,554
   Unamortized investment tax credits ....................................        53,690          51,814
   Non-trading derivative liabilities ....................................         6,413           4,425
   Benefit obligations ...................................................       440,110         429,252
   Regulatory liabilities ................................................     1,081,370       1,042,580
   Non-current liabilities of discontinued operations ....................       420,393         367,176
   Other .................................................................       259,120         239,785
                                                                             -----------     -----------
      Total other liabilities ............................................     4,676,239       4,574,586
                                                                             -----------     -----------

LONG-TERM DEBT:
   Transition bonds ......................................................       628,903         610,453
   Other .................................................................     6,564,113       7,032,735
                                                                             -----------     -----------
      Total long-term debt ...............................................     7,193,016       7,643,188
                                                                             -----------     -----------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

SHAREHOLDERS' EQUITY:
   Common stock (308,045,215 shares and 309,003,728 shares outstanding
      at December 31, 2004 and March 31, 2005, respectively) .............         3,080           3,090
   Additional paid-in capital ............................................     2,891,335       2,900,793
   Accumulated deficit ...................................................    (1,727,571)     (1,722,214)
   Accumulated other comprehensive loss ..................................       (61,342)        (46,535)
                                                                             -----------     -----------
      Total shareholders' equity .........................................     1,105,502       1,135,134
                                                                             -----------     -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $18,096,149     $17,483,573
                                                                             ===========     ===========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                              2004        2005
                                                                           ---------   ---------
                                                                         (AS RESTATED, SEE NOTE 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................      $  73,587   $  67,088
   Discontinued operations, net of tax ..............................        (44,689)       (436)
                                                                           ---------   ---------
   Income from continuing operations ................................         28,898      66,652
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization .................................        116,218     129,773
      Amortization of deferred financing costs ......................         21,759      20,124
      Deferred income taxes .........................................         20,403      49,500
      Investment tax credit .........................................         (1,877)     (1,877)
      Unrealized loss on Time Warner investment .....................         24,453      41,114
      Unrealized gain on indexed debt securities ....................        (27,014)    (39,529)
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net .............        190,901     215,196
         Inventory ..................................................         92,131     100,552
         Taxes receivable ...........................................         68,096          --
         Accounts payable ...........................................        (92,742)   (177,326)
         Fuel cost over (under) recovery/surcharge ..................         47,528      75,666
         Non-trading derivatives, net ...............................          4,987     (55,829)
         Interest and taxes accrued .................................        (62,279)   (463,790)
         Net regulatory assets and liabilities ......................        (54,965)    (86,460)
         Other current assets .......................................         23,334      40,296
         Other current liabilities ..................................        (62,563)    (58,057)
         Other assets ...............................................           (902)       (591)
         Other liabilities ..........................................        (14,975)    (39,696)
      Other, net ....................................................         23,674       4,875
                                                                           ---------   ---------
            Net cash provided by (used in) operating activities
               of continuing operations .............................        345,065    (179,407)
            Net cash provided by (used in) operating activities of
               discontinued operations ..............................         49,938     (22,178)
                                                                           ---------   ---------
            Net cash provided by (used in) operating activities .....        395,003    (201,585)
                                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................       (121,844)   (130,604)
   Decrease in restricted cash of Texas Genco .......................             --     383,132
   Purchase of minority interest in Texas Genco .....................             --    (383,132)
   Decrease in cash of Texas Genco ..................................         44,249      10,849
   Other, net .......................................................         (5,755)      1,465
                                                                           ---------   ---------
            Net cash used in investing activities ...................        (83,350)   (118,290)
                                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings, net ................        (63,000)     75,000
   Long-term revolving credit facilities, net .......................        195,500     472,000
   Proceeds from long-term debt .....................................        229,050          --
   Payments of long-term debt .......................................       (510,038)    (23,580)
   Debt issuance costs ..............................................        (13,126)     (5,659)
   Payment of common stock dividends ................................        (30,657)    (61,704)
   Payment of common stock dividends by subsidiary ..................         (3,807)         --
   Proceeds from issuance of common stock, net ......................          3,658       4,466
   Other, net .......................................................              4          --
                                                                           ---------   ---------
            Net cash provided by (used in) financing activities .....       (192,416)    460,523
                                                                           ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................        119,237     140,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................         86,922     164,645
                                                                           ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................      $ 206,159   $ 305,293
                                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
   Interest .........................................................      $ 202,263   $ 183,117
   Income taxes .....................................................          1,997     435,015

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q/A (Form 10-Q/A) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy, or the Company. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 filed on March 16, 2005 (CenterPoint Energy Form 10-K), as amended by Amendment No. 1 thereto filed on August 29, 2005, and as amended by Amendment No. 2 thereto filed on January 10, 2006 (CenterPoint Energy Form 10-K/A).

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income. The Company has also modified the presentation of its Condensed Statements of Consolidated Cash Flows to reflect cash flows of discontinued operations within the respective categories of operating, investing and financing activities to conform to the presentation in its annual financial statements. This reclassification did not affect the Company's total net change in cash and cash equivalents.

     Note 2(d) (Long-Lived Assets and Intangibles), Note 2(e) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters), Note 5 (Derivative Instruments),
Note 6 (Indexed Debt Securities (ZENS) and Time Warner Securities) and Note 11 (Commitments and Contingencies) to the consolidated annual financial statements in the CenterPoint Energy Form 10-K/A (CenterPoint Energy 10-K/A Notes) relate to certain contingencies. These notes, as updated herein, should be read with this Form 10-Q/A.

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

     Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)) using the modified prospective transition method. Under this method, the Company records compensation expense at fair value for all awards it grants after the date it adopts the standard. In addition, the Company is required to record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Pre-adoption awards of time-based restricted stock and performance-based restricted stock will continue to be expensed using the guidance contained in SFAS No. 123. The adoption of SFAS 123(R) did not have a material impact on the Company's results of operations, financial condition or cash flows.

     During the three months ended March 31, 2004 and 2005, the Company recorded compensation expense of $2 million and $4 million, respectively, related to its LICPs. The total income tax benefit recognized related to such arrangements was less than $1 million for each of the three months ended March 31, 2004 and 2005. No compensation cost was capitalized as a part of inventory and fixed assets in either of the three-month periods ended March 31, 2004 and 2005.

     Pro forma information for the three months ended March 31, 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                                        THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                            2004
                                                        ------------
Net Income:
   As reported.......................................      $  74
   Add: stock-based compensation as recorded.........         --
   Less: total stock-based employee compensation
      determined under the fair value based method...         (2)
                                                           -----
   Pro forma.........................................      $  72
                                                           =====
Basic Earnings Per Share:
   As reported.......................................      $0.24
   Pro forma.........................................      $0.24

Diluted Earnings Per Share:
   As reported.......................................      $0.22
   Pro forma.........................................      $0.21

     The following table summarizes the methods used to measure compensation cost for the various types of awards granted under the LICPs:

FOR AWARDS GRANTED BEFORE JANUARY 1, 2005

AWARD TYPE                        METHOD USED TO DETERMINE COMPENSATION COST
----------                        ------------------------------------------
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

     The following tables summarizes the Company's LICP activity for the three months ended March 31, 2005:

STOCK OPTIONS

                                                         OUTSTANDING OPTIONS
                                      ---------------------------------------------------------
                                                                        REMAINING
                                                                         AVERAGE     AGGREGATE
                                                    WEIGHTED-AVERAGE   CONTRACTUAL   INTRINSIC
                                         SHARES         EXERCISE           LIFE         VALUE
                                      (THOUSANDS)         PRICE          (YEARS)     (MILLIONS)
                                      -----------   ----------------   -----------   ----------
Outstanding at December 31, 2004...     16,159           $15.42
   Canceled........................       (154)           13.95
   Exercised.......................       (312)            6.36
                                        ------
Outstanding at March 31, 2005......     15,693            15.62            4.8           $25
                                        ======
Exercisable at March 31, 2005......     13,699            16.57            4.2            19
                                        ======

                                            NON-VESTED OPTIONS
                                      ------------------------------
                                                    WEIGHTED-AVERAGE
                                        OPTIONS        GRANT DATE
                                      (THOUSANDS)      FAIR VALUE
                                      -----------   ----------------
Outstanding at December 31, 2004...      6,854            $1.61
   Vested..........................     (2,770)            1.40
   Canceled........................        (52)            1.90
                                        ------
Outstanding at March 31, 2005......      4,032             1.76
                                        ======

PERFORMANCE SHARES

                                                   OUTSTANDING SHARES
                                      --------------------------------------
                                                     REMAINING
                                                      AVERAGE      AGGREGATE
                                                    CONTRACTUAL    INTRINSIC
                                         SHARES         LIFE         VALUE
                                      (THOUSANDS)     (YEARS)     (MILLIONS)
                                      -----------   -----------   ----------
Outstanding at December 31, 2004...      1,169
   Granted.........................        945
   Canceled........................       (149)
   Released to participants........       (371)
                                         -----
Outstanding at March 31, 2005......      1,594          1.9           $15
                                         =====

                                                   NON-VESTED SHARES
                                            ------------------------------
                                                          WEIGHTED-AVERAGE
                                               SHARES        GRANT DATE
                                            (THOUSANDS)      FAIR VALUE
                                            -----------   ----------------
Outstanding at December 31, 2004.........        756           $ 5.70
   Granted...............................        945            12.13
   Canceled..............................        (89)           10.41
   Vested and released to participants...        (18)            5.64
                                               -----
Outstanding at March 31, 2005............      1,594             9.25
                                               =====

     The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). In addition, the aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

PERFORMANCE-BASED UNITS

                                                         OUTSTANDING AND NON-VESTED UNITS
                                            ---------------------------------------------------------
                                                           REMAINING
                                                            AVERAGE      AGGREGATE
                                                          CONTRACTUAL    INTRINSIC   WEIGHTED-AVERAGE
                                               UNITS          LIFE         VALUE        GRANT DATE
                                            (THOUSANDS)     (YEARS)     (MILLIONS)      FAIR VALUE
                                            -----------   -----------   ----------   ----------------
Outstanding at December 31, 2004.........       37                                       $100.00
   Canceled..............................       (1)                                       100.00
   Vested and released to participants...       (1)                                       100.00
                                               ---
Outstanding at March 31, 2005............       35            1.8           $3            100.00
                                               ===

     The aggregate intrinsic value reflects the value of the performance units given current expectations of performance through the end of the cycle.

TIME-BASED RESTRICTED STOCK

                                                       OUTSTANDING AND NON-VESTED SHARES
                                              ---------------------------------------------------
                                                             REMAINING                  WEIGHTED-
                                                              AVERAGE      AGGREGATE    AVERAGE
                                                            CONTRACTUAL    INTRINSIC     GRANT
                                                 SHARES        LIFE         VALUE         DATE
                                              (THOUSANDS)     (YEARS)     (MILLIONS)   FAIR VALUE
                                              -----------   -----------   ----------   ----------
Outstanding at December 31, 2004...........       769                                    $ 7.49
   Granted.................................       277                                     12.13
   Canceled................................       (40)                                     9.96
   Vested and released to participants.....       (20)                                     6.62
                                                  ---
Outstanding at March 31, 2005..............       986           1.7           $12          8.71
                                                  ===

     The weighted-average grant-date fair values of awards granted were as follows for the three months ended March 31, 2004 and 2005, respectively:

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                         ----------------
                                                                           2004     2005
                                                                         -------   ------
Weighted-average fair value of options granted .......................   $  1.86   $   --
Weighted-average fair value of performance units granted .............    100.00       --
Weighted-average fair value of performance shares granted ............        --    12.13
Weighted-average fair value of time-based restricted stock granted ...     10.90    12.13

     The total intrinsic value of awards received by participants were as follows for the three months ended March 31, 2004 and 2005, respectively:

                                              THREE MONTHS
                                            ENDED MARCH 31,
                                            ---------------
                                             2004     2005
                                             ----     ----
                                             (IN MILLIONS)
Options exercised........................     $1       $2
Performance shares.......................      7        5

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

     For further information, please read Note 9 to the CenterPoint Energy 10-K/A/Notes.

(b)  Employee Benefit Plans.

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                   THREE MONTHS ENDED MARCH 31,
                                     -----------------------------------------------------
                                                2004                        2005
                                     -------------------------   -------------------------
                                      PENSION   POSTRETIREMENT    PENSION   POSTRETIREMENT
                                     BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                     --------   --------------   --------   --------------
                                                        (IN MILLIONS)
Service cost......................     $ 10          $ 1           $  9          $ 1
Interest cost.....................       26            8             23            7
Expected return on plan assets....      (26)          (3)           (34)          (3)
Net amortization..................        9            3             10            2
Other.............................       --            2             --           --
                                       ----          ---           ----          ---
Net periodic cost.................     $ 19          $11           $  8          $ 7
                                       ====          ===           ====          ===

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

     On April 27, 2005, the Board of Directors of the Company concluded that it will not implement the accounting reorganization it had expected to implement as of January 1, 2005. The accounting reorganization would have extinguished the Company's accumulated deficit in order to facilitate the payment of dividends under constraints imposed by the 1935 Act. After receiving management's report on the accounting effects of the proposed reorganization, the Board of Directors concluded that the action, if taken, would have negatively impacted the Company's common equity and would have adversely affected its schedule for achieving the 30 percent common equity level generally expected to be maintained by registered holding companies. The Manager of CenterPoint Houston also determined that an accounting reorganization should not be implemented.

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

(c) Rate Cases.

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

(7) GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2004 and March 31, 2005 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......   $1,085
Pipelines and Gathering........      601
Other Operations...............       55
                                  ------
   Total.......................   $1,741
                                  ======

     The Company reviews the carrying value of goodwill annually and at such times when events or changes in circumstances indicate that it may not be recoverable. The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

     The components of the Company's other intangible assets consist of the following:

                         DECEMBER 31, 2004           MARCH 31, 2005
                      -----------------------   -----------------------
                      CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                       AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                      --------   ------------   --------   ------------
                                        (IN MILLIONS)
Land use rights ...      $55         $(12)         $55         $(13)
Other .............       21           (6)          21           (6)
                         ---         ----          ---         ----
   Total ..........      $76         $(18)         $76         $(19)
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

     Amortization expense for other intangibles for both the three months ended March 31, 2004 and 2005 was $1 million. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows (in millions):

2005......   $ 2
2006......     2
2007......     3
2008......     3
2009......     3
2010......     2
             ---
  Total...   $15
             ===

(8) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                           2004   2005
                                                           ----   ----
                                                          (IN MILLIONS)
Net income .....................................            $74    $67
                                                            ---    ---
Other comprehensive income:
  Net deferred gain from cash flow hedges ......              8      9
  Reclassification of deferred loss from cash
     flow hedges realized in net income ........              1      6
                                                            ---    ---
Other comprehensive income .....................              9     15
                                                            ---    ---
Comprehensive income ...........................            $83    $82
                                                            ===    ===

     The following table summarizes the components of accumulated other comprehensive loss:

                                                         DECEMBER 31,   MARCH 31,
                                                             2004          2005
                                                         ------------   ---------
                                                               (IN MILLIONS)
Minimum pension liability adjustment ....................    $ (6)        $ (6)
Net deferred loss from cash flow hedges .................     (52)         (37)
Other comprehensive loss from discontinued operations ...      (3)          (3)
                                                             ----         ----
Total accumulated other comprehensive loss ..............    $(61)        $(46)
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

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of the capital securities of the trust described above and the identity and similar terms of the related series of junior subordinated debentures are as follows:

                                      AGGREGATE LIQUIDATION
                                          AMOUNTS AS OF        DISTRIBUTION     MANDATORY
                                    ------------------------       RATE/        REDEMPTION
                                    DECEMBER 31,   MARCH 31,     INTEREST         DATE/
TRUST                                   2004          2005         RATE       MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
-----                               ------------   ---------   ------------   -------------   ------------------------------
                                                         (IN MILLIONS)
HL&P Capital Trust II............       $100          $100        8.257%      February 2037   8.257% Junior Subordinated
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

(d) Tax Contingencies.

     As discussed in Note 10 to the CenterPoint Energy 10-K/A Notes, in the 1997 through 2000 audit, the Internal Revenue Service (IRS) disallowed all deductions for original issue discount (OID) relating to the Company's 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with the Company's long position in Time Warner common stock (TW Common), constitute a straddle under Section 1092 and 246 of the Internal Revenue Code of 1986, as amended and (2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

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

(12) EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ---------------------------
                                                                         2004           2005
                                                                     ------------   ------------
                                                                      (IN MILLIONS, EXCEPT SHARE
                                                                        AND PER SHARE AMOUNTS)
Basic EPS Calculation:
   Income from continuing operations .............................   $         29   $         67
   Discontinued operations, net of tax ...........................             45             --
                                                                     ------------   ------------
   Net income ....................................................   $         74   $         67
                                                                     ============   ============
Weighted average shares outstanding ..............................    306,012,000    308,470,000
                                                                     ============   ============
Basic EPS:
   Income from continuing operations .............................   $       0.09   $       0.22
   Discontinued operations, net of tax ...........................           0.15             --
                                                                     ------------   ------------
   Net income ....................................................   $       0.24   $       0.22
                                                                     ============   ============
Diluted EPS Calculation:
   Net income ....................................................   $         74   $         67
   Plus: Income impact of assumed conversions:
      Interest on 3 3/4% convertible senior notes ................              4              4
      Interest on 6 1/4% convertible trust preferred securities ..             --             --
                                                                     ------------   ------------
Total earnings effect assuming dilution ..........................   $         78   $         71
                                                                     ============   ============
Weighted average shares outstanding ..............................    306,012,000    308,470,000
   Plus: Incremental shares from assumed conversions (1):
      Stock options ..............................................      1,261,000      1,293,000
      Restricted stock ...........................................        861,000      1,189,000
      3 3/4% convertible senior notes ............................     49,655,000     49,655,000
      6 1/4% convertible trust preferred securities ..............         17,000         16,000
                                                                     ------------   ------------
   Weighted average shares assuming dilution .....................    357,806,000    360,623,000
                                                                     ============   ============
Diluted EPS:
   Income from continuing operations .............................   $       0.09   $       0.20
   Discontinued operations, net of tax ...........................           0.13             --
                                                                     ------------   ------------
   Net income ....................................................   $       0.22   $       0.20
                                                                     ============   ============

----------
(1) For the three months ended March 31, 2004 and 2005, the computation of diluted EPS excludes options to purchase 12,051,118 and 9,851,111 shares of common stock, respectively, that have exercise prices (ranging from $10.92 to $32.26 per share and $14.01 to $32.26 per share for the first quarter of 2004 and 2005, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

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

     Financial data for the Company's reportable business segments are as follows:

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                          --------------------------------------------
                                          REVENUES FROM       NET                         TOTAL ASSETS
                                             EXTERNAL     INTERSEGMENT     OPERATING     AS OF DECEMBER
                                            CUSTOMERS       REVENUES     INCOME (LOSS)      31, 2004
                                          -------------   ------------   -------------   --------------
                                                                  (IN MILLIONS)
Electric Transmission & Distribution ..     $  330(1)         $ --           $ 85           $ 8,783
Natural Gas Distribution ..............      2,004(2)            1            117             4,732
Pipelines and Gathering ...............         66(3)           36             45             2,637
Other Operations ......................          2               1             (7)            2,794
Discontinued Operations ...............         --              --             --             1,565
Eliminations ..........................         --             (38)            --            (2,415)
                                            ------            ----           ----           -------
Consolidated ..........................     $2,402            $ --           $240           $18,096
                                            ======            ====           ====           =======

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                          --------------------------------------------
                                          REVENUES FROM       NET                        TOTAL ASSETS
                                             EXTERNAL     INTERSEGMENT     OPERATING      AS OF MARCH
                                            CUSTOMERS       REVENUES     INCOME (LOSS)     31, 2005
                                          -------------   ------------   -------------   ------------
                                                                  (IN MILLIONS)
Electric Transmission & Distribution ..     $  345(1)         $ --            $ 80          $ 8,774
Natural Gas Distribution ..............      2,161               2             139            4,818
Pipelines and Gathering ...............         84              37              64            2,692
Other Operations ......................          5               2              (7)           2,327
Discontinued Operations ...............         --              --              --            1,167
Eliminations ..........................         --             (41)             --           (2,294)
                                            ------            ----            ----          -------
Consolidated ..........................     $2,595            $ --            $276          $17,484
                                            ======            ====            ====          =======

----------
(1) Sales to subsidiaries of RRI for the three months ended March 31, 2004 and 2005 represented approximately $199 million and $183 million, respectively, of CenterPoint Houston's transmission and distribution revenues from external customers.

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

(14) RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2005, the Company determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within the Company's Natural Gas Distribution segment were not properly eliminated in the Company's consolidated financial statements. Consequently, revenues and natural gas expenses for the three months ended March 31, 2004 and 2005 were each overstated by approximately $126 million and $167 million, respectively. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income, earnings per share or net cash flows for the three months ended March 31, 2004 and 2005.

     A summary of the significant effects of the restatements is as follows:

                                                 THREE MONTHS ENDED            THREE MONTHS ENDED
                                                   MARCH 31, 2004                MARCH 31, 2005
                                            ---------------------------   ---------------------------
                                                          AS PREVIOUSLY                 AS PREVIOUSLY
                                            AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                            -----------   -------------   -----------   -------------
                                                                  (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
Revenues ................................      $2,402         $2,528         $2,595         $2,762
Expenses: Natural gas ...................       1,636          1,762          1,781          1,948
Total Expenses Natural gas ..............       2,162          2,288          2,319          2,486

                                                       AS OF MARCH 31, 2005
                                                   ---------------------------
                                                                 AS PREVIOUSLY
                                                   AS RESTATED      REPORTED
                                                   -----------   -------------
                                                           (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net ....................     $   660        $   733
   Total current assets ........................       2,164          2,235
   Total assets ................................      17,484         17,555
   Accounts payable ............................         626            697
   Total current liabilities ...................       4,131          4,202
   Total liabilities and shareholders' equity ..      17,484         17,555

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q/A.

                                EXECUTIVE SUMMARY

RESTATEMENT

     The following management discussion and analysis gives effect to the restatement discussed in Note 14 to our unaudited condensed consolidated financial statements.

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

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2005
                                                              ------   ------
Revenues ..................................................   $2,402   $2,595
Expenses ..................................................    2,162    2,319
                                                              ------   ------
Operating Income ..........................................      240      276
Interest and Other Finance Charges ........................     (193)    (182)
Other Income, net .........................................        4       36
                                                              ------   ------
Income From Continuing Operations Before Income Taxes .....       51      130
Income Tax Expense ........................................      (22)     (63)
                                                              ------   ------
Income From Continuing Operations .........................       29       67
Discontinued Operations, net of tax .......................       45       --
                                                              ------   ------
Net Income ................................................   $   74   $   67
                                                              ======   ======
BASIC EARNINGS PER SHARE:
   Income From Continuing Operations ......................   $ 0.09   $ 0.22
   Discontinued Operations, net of tax ....................     0.15       --
                                                              ------   ------
   Net Income .............................................   $ 0.24   $ 0.22
                                                              ======   ======
DILUTED EARNINGS PER SHARE:
   Income From Continuing Operations ......................   $ 0.09   $ 0.20
   Discontinued Operations, net of tax ....................     0.13       --
                                                              ------   ------
   Net Income .............................................   $ 0.22   $ 0.20
                                                              ======   ======

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

                                               THREE MONTHS
                                              ENDED MARCH 31,
                                              ---------------
                                               2004    2005
                                               ----    ----
                                               (IN MILLIONS)
Electric Transmission & Distribution ......    $ 85    $ 80
Natural Gas Distribution ..................     117     139
Pipelines and Gathering ...................      45      64
Other Operations ..........................      (7)     (7)
                                               ----    ----
   Total Consolidated Operating Income ....    $240    $276
                                               ====    ====

ELECTRIC TRANSMISSION & DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Business -- Risk Factors -- Risk Factors Affecting Our Electric Transmission & Distribution Business," "-- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 1 of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 (CenterPoint Energy Form 10-K), each of which is incorporated herein by reference.

     The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2004 and 2005:

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                           -----------------
                                                                             2004      2005
                                                                           -------   -------
                                                                             (IN MILLIONS)
Electric transmission and distribution revenues ........................   $   315   $   323
                                                                           -------   -------
Electric transmission and distribution expenses:
   Operation and maintenance ...........................................       133       138
   Depreciation and amortization .......................................        60        64
   Taxes other than income taxes .......................................        47        50
                                                                           -------   -------
      Total electric transmission and distribution expenses ............       240       252
                                                                           -------   -------
Operating Income - Electric transmission and distribution utility ......        75        71
Operating Income - Transition bond company .............................        10         9
                                                                           -------   -------
Total Segment Operating Income .........................................   $    85   $    80
                                                                           =======   =======

Actual gigawatt-hours (GWh) delivered:
   Residential .........................................................     4,402     4,142
   Total(1) ............................................................    15,520    15,826

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

     The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2004 and 2005:

                                                 THREE MONTHS
                                               ENDED MARCH 31,
                                               ---------------
                                                2004     2005
                                               ------   ------
                                                (IN MILLIONS)
Revenues ...................................   $2,005   $2,163
                                               ------   ------
Expenses:
   Natural gas .............................    1,664    1,808
   Operation and maintenance ...............      149      140
   Depreciation and amortization ...........       35       38
   Taxes other than income taxes ...........       40       38
                                               ------   ------
      Total expenses .......................    1,888    2,024
                                               ------   ------
Operating Income ...........................   $  117   $  139
                                               ======   ======
Throughput (in billion cubic feet (Bcf)):
   Residential .............................       85       77
   Commercial and industrial ...............       83       77
   Non-rate regulated ......................      139      183
   Eliminations (1) ........................      (10)     (49)
                                               ------   ------
      Total Throughput .....................      297      288
                                               ======   ======

----------
(1)  Elimination of intrasegment sales.

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

PIPELINES AND GATHERING

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Business -- Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," "-- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 1 of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

     The following table provides summary data of our Pipelines and Gathering business segment for the three months ended March 31, 2004 and 2005:

                                         THREE MONTHS
                                       ENDED MARCH 31,
                                       ---------------
                                         2004   2005
                                         ----   ----
                                        (IN MILLIONS)
Revenues ...........................     $102   $121
                                         ----   ----
Expenses:
   Natural gas .....................        9      7
   Operation and maintenance .......       33     34
   Depreciation and amortization ...       11     11
   Taxes other than income taxes ...        4      5
                                         ----   ----
      Total expenses ...............       57     57
                                         ----   ----
Operating Income ...................     $ 45   $ 64
                                         ====   ====
Throughput (in Bcf):
   Natural Gas Sales ...............        2      1
   Transportation ..................      270    271
   Gathering .......................       75     83
   Eliminations (1) ................       (2)    (1)
                                         ----   ----
      Total Throughput .............      345    354
                                         ====   ====

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

OTHER OPERATIONS

     The following table shows the operating loss of our Other Operations business segment for the three months ended March 31, 2004 and 2005:

                       THREE MONTHS
                     ENDED MARCH 31,
                     ---------------
                       2004   2005
                       ----   ----
                      (IN MILLIONS)
Revenues .........     $ 3    $ 7
Expenses .........      10     14
                       ---    ---
Operating Loss ...     $(7)   $(7)
                       ===    ===

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

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 filed on March 16, 2005 (CenterPoint Energy Form 10-K), and "Risk Factors" in Item 1 of Part I of the CenterPoint Energy Form 10-K, each of which is incorporated herein by reference.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2004 and 2005:

                                   THREE MONTHS
                                 ENDED MARCH 31,
                                 ---------------
                                  2004     2005
                                 ------   ------
                                  (IN MILLIONS)
Cash provided by (used in):
   Operating activities.......   $ 395    $(202)
   Investing activities.......     (83)    (118)
   Financing activities.......    (192)     461

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net cash provided by operating activities in the first quarter of 2005 decreased $597 million compared to the same period in 2004 primarily due to increased tax payments of $433 million, the majority of which related to the expected tax payment associated with the sale of Texas Genco and decreased cash provided by Texas Genco's operations of $72 million. Additionally, the amount of advances for the purchase of receivables under CERC Corp.'s receivables facility decreased by $69 million in the first quarter of 2005 as compared to the same period in 2004.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities increased $35 million in the first quarter of 2005 as compared to the same period in 2004 primarily due to increased capital expenditures of $20 million related to our Electric Transmission & Distribution and Pipelines and Gathering business segments and a smaller decrease in cash of Texas Genco of $33 million, offset by decreased capital expenditures related to Texas Genco.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     In the first quarter of 2005, net loan proceeds exceeded debt payments by $518 million. As of March 31, 2005, we had borrowings of $656 million under our revolving credit facility which were used primarily to fund the income tax payment related to the sale of Texas Genco. As of March 31, 2005, Texas Genco had borrowed $75 million under its revolving credit facility. During the first quarter of 2004, debt payments exceeded net loan proceeds by $162 million.

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

     As of May 1, 2005, we had the following credit facilities (in millions):

                                                          AMOUNT UTILIZED AT
 DATE EXECUTED         COMPANY         SIZE OF FACILITY       MAY 1, 2005      TERMINATION DATE
 -------------         -------         ----------------   ------------------   ----------------
March 23, 2004        CERC Corp.            $  250             $ --             March 23, 2007
March 7, 2005     CenterPoint Energy         1,000              251 (1)          March 7, 2010
March 7, 2005    CenterPoint Houston           200               --              March 7, 2010
March 7, 2005    CenterPoint Houston         1,310               --                   (2)

----------
(1)  Includes $29 million of outstanding letters of credit.

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

     Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2005, Moody's, S&P, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                    MOODY'S
                                              ------------------           S&P                  FITCH
                                                        OUTLOOK/   -------------------   -------------------
COMPANY/INSTRUMENT                            RATING   REVIEW(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                            ------   ---------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured Debt...    Ba2      Possible    BBB-     Negative     BBB-      Stable
                                                        Upgrade
CenterPoint Houston Senior Secured Debt
   (First Mortgage Bonds)..................    Baa2      Stable     BBB      Negative     BBB+      Stable

CERC Corp. Senior Debt.....................    Ba1      Possible    BBB      Negative     BBB       Stable
                                                        Upgrade

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

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The SEC has reserved jurisdiction over payment of $500 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of March 31, 2005, we had an accumulated deficit on our Condensed Consolidated Balance Sheet. On January 26, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might limit our ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, we may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC. As a result of the seasonal nature of our utility businesses, the second quarter historically provides the smallest contribution to our annual earnings, while the first quarter generally provides a significant contribution to our annual earnings. If our earnings for subsequent quarters are insufficient to pay dividends from current earnings, additional authority would be required from the SEC for payment of the quarterly dividend from capital or unearned surplus, but there can be no assurance that the SEC would authorize such payments.

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

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in Amendment No. 2 to the CenterPoint Energy Form 10-K filed on January 10, 2006. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

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

     On April 27, 2005, our Board of Directors concluded that it will not implement the accounting reorganization it had expected to implement as of January 1, 2005. The accounting reorganization would have extinguished our current accumulated deficit in order to facilitate the payment of dividends under constraints imposed by the 1935 Act. After receiving management's report on the accounting effects of the proposed reorganization, the Board of Directors concluded that the action, if taken, would have negatively impacted our common equity and would have adversely affected our schedule for achieving the 30 percent common equity level generally expected to be maintained by registered holding companies. The Manager of CenterPoint Houston also determined that an accounting reorganization should not be implemented.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2005. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during the three months ended March 31, 2004 and 2005 were each overstated by approximately $126 million and $167 million, respectively, and management concluded that a restatement of the consolidated financial statements for the three months ended March 31, 2004 and 2005 was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Quarterly Report on Form 10-Q for the period ended March 31, 2005, we took the remedial action described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed on May 9, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION    EXHIBIT
 NUMBER               DESCRIPTION                 REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------               -----------                 --------------------------------      ------------   ---------
 3.1.1    -- Amended and Restated Articles     CenterPoint Energy's Registration           3-69502         3.1
             of Incorporation of CenterPoint   Statement on Form S-4
             Energy

 3.1.2    -- Articles of Amendment to          CenterPoint Energy's Form 10-K for the      1-31447       3.1.1
             Amended and Restated Articles     year ended December 31, 2001
             of Incorporation of CenterPoint
             Energy

   3.2    -- Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K for the      1-31447         3.2
             CenterPoint Energy                year ended December 31, 2001

   3.3    -- Statement of Resolution           CenterPoint Energy's Form 10-K for the      1-31447         3.3
             Establishing Series of Shares     year ended December 31, 2001
             designated Series A Preferred
             Stock of CenterPoint Energy

   4.1    -- Form of CenterPoint Energy        CenterPoint Energy's Registration           3-69502         4.1
             Stock Certificate                 Statement on Form S-4

   4.2    -- Rights Agreement dated            CenterPoint Energy's Form 10-K for the      1-31447         4.2
             January 1, 2002, between          year ended December 31, 2001
             CenterPoint Energy and JPMorgan
             Chase Bank, as Rights Agent

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

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION    EXHIBIT
 NUMBER               DESCRIPTION                 REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------               -----------                 --------------------------------      ------------   ---------
 4.1.1    -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 10-K for the      1-31447      4(g)(1)
             dated as of November 12, 2002,    year ended December 31, 2002
             among CenterPoint Houston and
             the banks named therein

 4.1.2    -- First Amendment to                CenterPoint Energy's Form 10-Q for the      1-31447       10.7
             Exhibit 4.1.1, dated as of        quarter ended September 30, 2003
             September 3, 2003

 4.1.3    -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K for the      1-31447      4(g)(2)
             November 12, 2002 executed in     year ended December 31, 2002
             connection with Exhibit 4.1.1

  4.2     -- $1,000,000,000 Credit Agreement   CenterPoint Energy's Form 8-K dated         1-31447        4.1
             dated as of March 7, 2005,        March 7, 2005
             among CenterPoint Energy and
             the banks named therein

                                                                                             SEC FILE
                                                                                                OR
EXHIBIT                                                                                    REGISTRATION    EXHIBIT
 NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                -----------                   --------------------------------      ------------   ---------
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

  +31.1   -- Rule 13a-14(a)/15d-14(a)
             Certification of David M.
             McClanahan

  +31.2   -- Rule 13a-14(a)/15d-14(a)
             Certification of Gary L. Whitlock

  +32.1   -- Section 1350 Certification of
             David M. McClanahan

  +32.2   -- Section 1350 Certification of
             Gary L. Whitlock

 ++99.1   -- Items incorporated by reference
             from the CenterPoint Energy Form
             10-K. Item 1
             "Business--Regulation,"
             "--Environmental Matters," "--Risk
             Factors," Item 3 "Legal
             Proceedings," Item 7
             "Management's Discussion and
             Analysis of Financial Condition
             and Results of
             Operations--Certain Factors
             Affecting Future Earnings" and "
             -- Other Significant Matters --
             Pension Plan" and Notes 2(d)
             (Long-Lived Assets and
             Intangibles),  2(e) (Regulatory
             Assets and Liabilities), 4
             (Regulatory Matters), 5
             (Derivative Instruments), 6
             (Indexed Debt Securities (ZENS)
             and Time Warner Securities),
             9(b) (Pension and Postretirement
             Benefits) and 11 (Commitments
             and Contingencies)

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

                                        CENTERPOINT ENERGY, INC.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and
                                            Chief Accounting Officer

Date: January 10, 2006

                                 EXHIBIT INDEX

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed on May 9, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION    EXHIBIT
 NUMBER               DESCRIPTION                 REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------               -----------                 --------------------------------      ------------   ---------
 3.1.1    -- Amended and Restated Articles     CenterPoint Energy's Registration           3-69502         3.1
             of Incorporation of CenterPoint   Statement on Form S-4
             Energy

 3.1.2    -- Articles of Amendment to          CenterPoint Energy's Form 10-K for the      1-31447       3.1.1
             Amended and Restated Articles     year ended December 31, 2001
             of Incorporation of CenterPoint
             Energy

   3.2    -- Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K for the      1-31447         3.2
             CenterPoint Energy                year ended December 31, 2001

   3.3    -- Statement of Resolution           CenterPoint Energy's Form 10-K for the      1-31447         3.3
             Establishing Series of Shares     year ended December 31, 2001
             designated Series A Preferred
             Stock of CenterPoint Energy

   4.1    -- Form of CenterPoint Energy        CenterPoint Energy's Registration           3-69502         4.1
             Stock Certificate                 Statement on Form S-4

   4.2    -- Rights Agreement dated            CenterPoint Energy's Form 10-K for the      1-31447         4.2
             January 1, 2002, between          year ended December 31, 2001
             CenterPoint Energy and JPMorgan
             Chase Bank, as Rights Agent

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

                                                                                          SEC FILE
                                                                                             OR
EXHIBIT                                                                                 REGISTRATION    EXHIBIT
 NUMBER               DESCRIPTION                 REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------               -----------                 --------------------------------      ------------   ---------
 4.1.1    -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 10-K for the      1-31447      4(g)(1)
             dated as of November 12, 2002,    year ended December 31, 2002
             among CenterPoint Houston and
             the banks named therein

 4.1.2    -- First Amendment to                CenterPoint Energy's Form 10-Q for the      1-31447       10.7
             Exhibit 4.1.1, dated as of        quarter ended September 30, 2003
             September 3, 2003

 4.1.3    -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K for the      1-31447      4(g)(2)
             November 12, 2002 executed in     year ended December 31, 2002
             connection with Exhibit 4.1.1

  4.2     -- $1,000,000,000 Credit Agreement   CenterPoint Energy's Form 8-K dated         1-31447        4.1
             dated as of March 7, 2005,        March 7, 2005
             among CenterPoint Energy and
             the banks named therein

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

  +31.1   -- Rule 13a-14(a)/15d-14(a)
             Certification of David M.
             McClanahan

  +31.2   -- Rule 13a-14(a)/15d-14(a)
             Certification of Gary L. Whitlock

  +32.1   -- Section 1350 Certification of
             David M. McClanahan

  +32.2   -- Section 1350 Certification of
             Gary L. Whitlock

 ++99.1   -- Items incorporated by reference
             from the CenterPoint Energy Form
             10-K. Item 1
             "Business--Regulation,"
             "--Environmental Matters," "--Risk
             Factors," Item 3 "Legal
             Proceedings," Item 7
             "Management's Discussion and
             Analysis of Financial Condition
             and Results of
             Operations--Certain Factors
             Affecting Future Earnings" and "
             -- Other Significant Matters --
             Pension Plan" and Notes 2(d)
             (Long-Lived Assets and
             Intangibles),  2(e) (Regulatory
             Assets and Liabilities), 4
             (Regulatory Matters), 5
             (Derivative Instruments), 6
             (Indexed Debt Securities (ZENS)
             and Time Warner Securities),
             9(b) (Pension and Postretirement
             Benefits) and 11 (Commitments
             and Contingencies)