Form 10-Q/A
period 2005-06-30
CENTERPOINT ENERGY INC
filed 2006-01-10
CIK 1130310

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

                                EXPLANATORY NOTE

     CenterPoint Energy, Inc. (CenterPoint Energy or the Company) hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended June 30, 2005 as originally filed on August 8, 2005 (Form 10-Q) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as discussed in Note 14. In addition, the Company has modified the presentation of discontinued operations in its condensed statements of consolidated cash flows as discussed in Note 1. Contemporaneously with the filing of this Amendment No. 1 to the Form 10-Q on this Form 10-Q/A, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

                            CENTERPOINT ENERGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements........................................    1
            Condensed Statements of Consolidated Income
               Three Months and Six Months Ended June 30, 2004 and 2005
                  (unaudited) (as restated)..................................    1
            Condensed Consolidated Balance Sheets
               December 31, 2004 and June 30, 2005 (unaudited)
                  (as restated)..............................................    2
            Condensed Statements of Consolidated Cash Flows
               Six Months Ended June 30, 2004 and 2005 (unaudited)
                  (as restated)..............................................    4
            Notes to Unaudited Condensed Consolidated Financial Statements...    5
         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations of CenterPoint Energy, Inc.
            and Subsidiaries.................................................   31
         Item 4. Controls and Procedures.....................................   47

PART II. OTHER INFORMATION
         Item 6. Exhibits....................................................   49

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

          - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

          - other factors discussed under "Risk Factors" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 8, 2005.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                   -----------------------   -----------------------
                                                                      2004         2005         2004         2005
                                                                   ----------   ----------   ----------   ----------
                                                                               (AS RESTATED, SEE NOTE 14)
REVENUES .......................................................   $1,593,801   $1,841,799   $3,995,089   $4,436,503
                                                                   ----------   ----------   ----------   ----------
EXPENSES:
   Natural gas .................................................      904,032    1,102,169    2,539,379    2,883,401
   Operation and maintenance ...................................      297,638      324,776      613,480      637,847
   Depreciation and amortization ...............................      120,074      135,837      236,292      265,610
   Taxes other than income taxes ...............................       86,176       92,705      180,164      187,366
                                                                   ----------   ----------   ----------   ----------
      Total ....................................................    1,407,920    1,655,487    3,569,315    3,974,224
                                                                   ----------   ----------   ----------   ----------
OPERATING INCOME ...............................................      185,881      186,312      425,774      462,279
                                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE):
   Gain (loss) on Time Warner investment .......................       15,581      (18,177)      (8,872)     (59,291)
   Gain (loss) on indexed debt securities ......................      (17,891)      23,819        9,123       63,348
   Interest and other finance charges ..........................     (188,984)    (179,652)    (371,957)    (352,992)
   Interest on transition bonds ................................       (9,547)      (9,077)     (19,221)     (18,297)
   Return on true-up balance ...................................           --       35,475           --       69,557
   Other, net ..................................................       12,425        6,936       13,932       10,748
                                                                   ----------   ----------   ----------   ----------
      Total ....................................................     (188,416)    (140,676)    (376,995)    (286,927)
                                                                   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ..........................................       (2,535)      45,636       48,779      175,352
   Income Tax Expense ..........................................         (191)     (17,931)     (22,607)     (80,995)
                                                                   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
   ITEM ........................................................       (2,726)      27,705       26,172       94,357
DISCONTINUED OPERATIONS:
   Income (Loss) from Texas Genco, net of tax ..................       75,636       (2,988)     131,922       10,685
   Minority Interest in Income from Texas Genco ................      (15,258)          --      (26,855)          --
   Loss on Disposal of  Texas Genco, net of tax ................           --         (735)          --      (13,972)
                                                                   ----------   ----------   ----------   ----------
      Total ....................................................       60,378       (3,723)     105,067       (3,287)
                                                                   ----------   ----------   ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM ...............................       57,652       23,982      131,239       91,070
EXTRAORDINARY ITEM, NET OF TAX .................................           --       30,441           --       30,441
                                                                   ----------   ----------   ----------   ----------
NET INCOME .....................................................   $   57,652   $   54,423   $  131,239   $  121,511
                                                                   ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE:
   Income (Loss) from Continuing Operations ....................   $    (0.01)  $     0.09   $     0.09   $     0.30
   Discontinued Operations, net of tax .........................         0.20        (0.01)        0.34        (0.01)
   Extraordinary Item, net of tax ..............................           --         0.10           --         0.10
                                                                   ----------   ----------   ----------   ----------
   Net Income ..................................................   $     0.19   $     0.18   $     0.43   $     0.39
                                                                   ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
   Income (Loss) from Continuing Operations ....................   $    (0.01)  $     0.09   $     0.08   $     0.28
   Discontinued Operations, net of tax .........................         0.20        (0.01)        0.34        (0.01)
   Extraordinary Item, net of tax ..............................           --         0.08           --         0.08
                                                                   ----------   ----------   ----------   ----------
   Net Income ..................................................   $     0.19   $     0.16   $     0.42   $     0.35
                                                                   ==========   ==========   ==========   ==========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                    DECEMBER 31,      JUNE 30,
                                                        2004            2005
                                                    ------------   -------------
                                                                   (AS RESTATED,
                                                                    SEE NOTE 14)
CURRENT ASSETS:
   Cash and cash equivalents ....................    $   164,645    $   408,162
   Investment in Time Warner common stock .......        420,882        361,590
   Accounts receivable, net .....................        674,355        460,885
   Accrued unbilled revenues ....................        576,252        271,779
   Natural gas inventory ........................        175,784        168,672
   Materials and supplies .......................         77,902         77,674
   Non-trading derivative assets ................         50,219         67,638
   Taxes receivable .............................             --          6,368
   Current assets of discontinued operations ....        513,768             --
   Prepaid expenses and other current assets ....        116,909        112,226
                                                     -----------    -----------
      Total current assets ......................      2,770,716      1,934,994
                                                     -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ................     10,963,569     11,182,282
   Less accumulated depreciation and
      amortization ..............................     (2,777,176)    (2,908,991)
                                                     -----------    -----------
      Property, plant and equipment, net ........      8,186,393      8,273,291
                                                     -----------    -----------
OTHER ASSETS:
   Goodwill, net ................................      1,740,510      1,744,252
   Other intangibles, net .......................         58,068         57,062
   Regulatory assets ............................      3,349,944      2,928,968
   Non-trading derivative assets ................         17,682         56,349
   Non-current assets of discontinued
      operations ................................      1,051,158             --
   Other ........................................        921,678        844,972
                                                     -----------    -----------
      Total other assets ........................      7,139,040      5,631,603
                                                     -----------    -----------
         TOTAL ASSETS ...........................    $18,096,149    $15,839,888
                                                     ===========    ===========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,      JUNE 30,
                                                                                 2004            2005
                                                                             ------------   -------------
                                                                                            (AS RESTATED,
                                                                                             SEE NOTE 14)
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt .....................   $    46,806     $    49,352
   Current portion of other long-term debt ...............................     1,789,182       1,748,083
   Indexed debt securities derivative ....................................       341,575         278,227
   Accounts payable ......................................................       802,215         496,459
   Taxes accrued .........................................................       609,025         117,313
   Interest accrued ......................................................       151,365         158,282
   Non-trading derivative liabilities ....................................        26,323          13,124
   Regulatory liabilities ................................................       225,158              --
   Accumulated deferred income taxes, net ................................       260,958         286,357
   Current liabilities of discontinued operations ........................       448,974              --
   Other .................................................................       419,811         440,659
                                                                             -----------     -----------
      Total current liabilities ..........................................     5,121,392       3,587,856
                                                                             -----------     -----------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ................................     2,415,143       2,472,727
   Unamortized investment tax credits ....................................        53,690          49,937
   Non-trading derivative liabilities ....................................         6,413           5,873
   Benefit obligations ...................................................       440,110         451,562
   Regulatory liabilities ................................................     1,081,370         744,260
   Non-current liabilities of discontinued operations ....................       420,393              --
   Other .................................................................       259,120         295,637
                                                                             -----------     -----------
      Total other liabilities ............................................     4,676,239       4,019,996
                                                                             -----------     -----------
LONG-TERM DEBT:
   Transition bonds ......................................................       628,903         610,462
   Other .................................................................     6,564,113       6,440,756
                                                                             -----------     -----------
      Total long-term debt ...............................................     7,193,016       7,051,218
                                                                             -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

SHAREHOLDERS' EQUITY:
   Common stock (308,045,215  shares and 309,396,223 shares outstanding
      at December 31, 2004 and June 30, 2005, respectively) ..............         3,080           3,094
   Additional paid-in capital ............................................     2,891,335       2,907,227
   Accumulated deficit ...................................................    (1,727,571)     (1,689,435)
   Accumulated other comprehensive loss ..................................       (61,342)        (40,068)
                                                                             -----------     -----------
      Total shareholders' equity .........................................     1,105,502       1,180,818
                                                                             -----------     -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $18,096,149     $15,839,888
                                                                             ===========     ===========

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                         2004        2005
                                                                                      ---------   ---------
                                                                                    (AS RESTATED, SEE NOTE 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................     $ 131,239   $ 121,511
   Discontinued operations, net of tax ..........................................      (105,067)      3,287
   Extraordinary item, net of tax ...............................................            --     (30,441)
                                                                                      ---------   ---------
   Income from continuing operations ............................................        26,172      94,357
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .............................................       236,292     265,610
      Amortization of deferred financing costs ..................................        43,665      39,521
      Deferred income taxes .....................................................        56,696      48,074
      Investment tax credit .....................................................        (3,753)     (3,753)
      Unrealized loss on Time Warner investment .................................         8,872      59,291
      Unrealized gain on indexed debt securities ................................        (9,123)    (63,348)
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net .........................       350,204     559,110
         Inventory ..............................................................        28,651       9,438
         Taxes receivable .......................................................        48,304      (6,368)
         Accounts payable .......................................................      (152,840)   (305,469)
         Fuel cost over (under) recovery/surcharge ..............................        53,376     (47,220)
         Non-trading derivatives, net ...........................................        (9,847)      1,252
         Interest and taxes accrued .............................................       (40,026)   (483,381)
         Excess tax deduction related to share-based payment arrangements .......            --      (1,447)
         Net regulatory assets and liabilities ..................................      (157,728)   (132,876)
         Other current assets ...................................................        16,210       4,683
         Other current liabilities ..............................................       (14,867)     (8,426)
         Other assets ...........................................................        (8,540)      1,753
         Other liabilities ......................................................        (5,463)     18,117
      Other, net ................................................................        21,045       6,166
                                                                                      ---------   ---------
            Net cash provided by operating activities of continuing operations ..       487,300      55,084
            Net cash provided by (used in) operating activities of
               discontinued operations ..........................................       204,797     (38,119)
                                                                                      ---------   ---------
            Net cash provided by operating activities ...........................       692,097      16,965
                                                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................................      (246,111)   (310,279)
   Proceeds from sale of Texas Genco ............................................            --     700,000
   Decrease in restricted cash of Texas Genco ...................................            --     383,132
   Purchase of minority interest in Texas Genco .................................            --    (383,132)
   Decrease (increase) in cash of Texas Genco....................................      (140,002)     23,170
   Other, net ...................................................................       (10,566)     (1,106)
                                                                                      ---------   ---------
            Net cash provided by (used in) investing activities .................      (396,679)    411,785
                                                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings, net ............................       (63,000)     75,000
   Long-term revolving credit facilities, net ...................................       137,500    (119,000)
   Proceeds from long-term debt .................................................       229,050          --
   Payments of long-term debt ...................................................      (513,927)    (61,303)
   Debt issuance costs ..........................................................       (13,504)     (6,231)
   Payment of common stock dividends ............................................       (61,366)    (83,338)
   Payment of common stock dividends by subsidiary ..............................        (7,618)         --
   Proceeds from issuance of common stock, net ..................................         6,879       8,192
   Excess tax deduction related to share-based payment arrangements .............            --       1,447
   Other, net ...................................................................            (2)         --
                                                                                      ---------   ---------
            Net cash used in financing activities ...............................      (285,988)   (185,233)
                                                                                      ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................         9,430     243,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................        86,922     164,645
                                                                                      ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................     $  96,352   $ 408,162
                                                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest .....................................................................     $ 365,799   $ 328,817
   Income taxes .................................................................        34,159     457,008

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

     Pro forma information for the three and six months ended June 30, 2004 is provided to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123 the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                                                   THREE MONTHS    SIX MONTHS
                                                                      ENDED           ENDED
                                                                  JUNE 30, 2004   JUNE 30, 2004
                                                                  -------------   -------------
Net Income:
   As reported ................................................       $  58           $ 131
   Add: stock-based compensation as recorded ..................           1               2
   Less: total stock-based employee compensation determined
      under the fair value based method .......................          (1)             (4)
                                                                      -----           -----
   Pro forma ..................................................       $  58           $ 129
                                                                      =====           =====

Basic Earnings Per Share:
   As reported ................................................       $0.19           $0.43
   Pro forma ..................................................        0.19            0.42

Diluted Earnings Per Share:
   As reported ................................................        0.19            0.42
   Pro forma ..................................................        0.19            0.42

     The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the LICPs:

FOR AWARDS GRANTED BEFORE JANUARY 1, 2005

AWARD TYPE                    METHOD USED TO DETERMINE COMPENSATION COST
---------------------------   -------------------------------------------
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

FOR AWARDS GRANTED AS OF AND AFTER JANUARY 1, 2005

AWARD TYPE                    METHOD USED TO DETERMINE COMPENSATION COST
---------------------------   -------------------------------------------
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

     The following tables summarize the Company's LICP activity for the three and six months ended June 30, 2005:

STOCK OPTIONS

                                               OUTSTANDING OPTIONS
                                        THREE MONTHS ENDED JUNE 30, 2005
                                        --------------------------------
                                                               WEIGHTED-
                                                                AVERAGE
                                           SHARES               EXERCISE
                                        (THOUSANDS)              PRICE
                                        -----------            ---------
Outstanding at March 31, 2005........     15,693                 $15.62
   Canceled..........................       (509)                 16.28
   Exercised.........................       (296)                  6.33
                                          ------
Outstanding at June 30, 2005.........     14,888                  15.78
                                          ======

                                               NON-VESTED OPTIONS
                                         THREE MONTHS ENDED JUNE 30, 2005
                                        ---------------------------------
                                                                WEIGHTED-
                                                                AVERAGE
                                          SHARES               GRANT DATE
                                        (THOUSANDS)            FAIR VALUE
                                        -----------            ----------
Outstanding at March 31, 2005........      4,032                  $1.76
   Vested............................         --                     --
   Canceled..........................         --                     --
                                           -----
Outstanding at June 30, 2005.........      4,032                   1.76
                                           =====

                                                      OUTSTANDING OPTIONS
                                                 SIX MONTHS ENDED JUNE 30, 2005
                                      ---------------------------------------------------
                                                                  REMAINING
                                                    WEIGHTED-      AVERAGE      AGGREGATE
                                                     AVERAGE     CONTRACTUAL    INTRINSIC
                                         SHARES      EXERCISE        LIFE         VALUE
                                      (THOUSANDS)     PRICE        (YEARS)     (MILLIONS)
                                      -----------   ----------   -----------   ----------
Outstanding at December 31, 2004 ..     16,159        $15.42
   Canceled .......................       (663)        15.74
   Exercised ......................       (608)         6.35
                                        ------
Outstanding at June 30, 2005 ......     14,888         15.78         4.6           $30
                                        ======
Exercisable at June 30, 2005 ......     12,931         16.78         4.0            22
                                        ======

                                             NON-VESTED OPTIONS
                                       SIX MONTHS ENDED JUNE 30, 2005
                                       ------------------------------
                                                         WEIGHTED-
                                                          AVERAGE
                                             SHARES     GRANT DATE
                                          (THOUSANDS)   FAIR VALUE
                                          -----------   ----------
Outstanding at December 31, 2004 ..          6,854         $1.61
   Vested .........................         (2,770)         1.40
   Canceled .......................            (52)         1.90
                                             -----
Outstanding at June 30, 2005 ......          4,032          1.76
                                             =====

PERFORMANCE SHARES

                                             OUTSTANDING AND NON-VESTED SHARES
                                              THREE MONTHS ENDED JUNE 30, 2005
                                             ----------------------------------
                                                                 WEIGHTED-
                                                                  AVERAGE
                                                     SHARES     GRANT DATE
                                                  (THOUSANDS)   FAIR VALUE
                                                  -----------   ----------
Outstanding at March 31, 2005 ............           1,594         $9.25
   Granted ...............................              --            --
   Canceled ..............................              (5)         5.64
   Vested and released to participants ...              (2)         5.64
                                                     -----
Outstanding at June 30, 2005 .............           1,587          9.27
                                                     =====

                                                       OUTSTANDING SHARES
                                                 SIX MONTHS ENDED JUNE 30, 2005
                                             --------------------------------------
                                                            REMAINING
                                                             AVERAGE      AGGREGATE
                                                           CONTRACTUAL    INTRINSIC
                                                SHARES        LIFE          VALUE
                                             (THOUSANDS)     (YEARS)     (MILLIONS)
                                             -----------   -----------   ----------
Outstanding at December 31, 2004 .........      1,169
   Granted ...............................        945
   Canceled ..............................       (154)
   Vested and released to participants ...       (373)
                                                -----
Outstanding at June 30, 2005 .............      1,587          1.6           $16
                                                =====

                                                    NON-VESTED OPTIONS
                                              SIX MONTHS ENDED JUNE 30, 2005
                                              ------------------------------
                                                                WEIGHTED-
                                                                 AVERAGE
                                                    SHARES     GRANT DATE
                                                 (THOUSANDS)   FAIR VALUE
                                                 -----------   ----------
Outstanding at December 31, 2004 ..........           756        $ 5.70
   Granted ................................           945         12.13
   Canceled ...............................           (94)        10.19
   Vested and released to participants ....           (20)         5.64
                                                    -----
Outstanding at June 30, 2005 ..............         1,587          9.27
                                                    =====

     The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). In addition, the aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

PERFORMANCE-BASED UNITS

                                             OUTSTANDING AND NON-VESTED UNITS
                                             THREE MONTHS ENDED JUNE 30, 2005
                                             --------------------------------
                                                               WEIGHTED-
                                                                 AVERAGE
                                                    UNITS      GRANT DATE
                                                 (THOUSANDS)   FAIR VALUE
                                                 -----------   ----------
Outstanding at March 31, 2005 ............            35        $100.00
   Canceled ..............................            --             --
   Vested and released to participants ...            --             --
                                                     ---
Outstanding at June 30, 2005 .............            35         100.00
                                                     ===

                                                       OUTSTANDING AND NON-VESTED UNITS
                                                        SIX MONTHS ENDED JUNE 30, 2005
                                             ---------------------------------------------------
                                                                         REMAINING
                                                            WEIGHTED-     AVERAGE      AGGREGATE
                                                             AVERAGE    CONTRACTUAL    INTRINSIC
                                                UNITS      GRANT DATE       LIFE         VALUE
                                             (THOUSANDS)   FAIR VALUE     (YEARS)     (MILLIONS)
                                             -----------   ----------   ----------    ----------
Outstanding at December 31, 2004 .........       37          $100.00
   Canceled ..............................       (1)          100.00
   Vested and released to participants ...       (1)          100.00
                                                ---
Outstanding at June 30, 2005 .............       35           100.00        1.5           $3
                                                ===

     The aggregate intrinsic value reflects the value of the performance units given current expectations of performance through the end of the cycle.

TIME-BASED RESTRICTED STOCK

                                             OUTSTANDING AND NON-VESTED SHARES
                                              THREE MONTHS ENDED JUNE 30, 2005
                                             ---------------------------------
                                                                 WEIGHTED-
                                                                  AVERAGE
                                                     SHARES     GRANT DATE
                                                  (THOUSANDS)   FAIR VALUE
                                                  -----------   ----------
Outstanding at March 31, 2005 ............           986           $8.71
   Granted ...............................            --              --
   Canceled ..............................            (3)           7.01
   Vested and released to participants ...            (9)           7.60
                                                     ---
Outstanding at June 30, 2005 .............           974            8.72
                                                     ===

                                                       OUTSTANDING AND NON-VESTED SHARES
                                                        SIX MONTHS ENDED JUNE 30, 2005
                                             ---------------------------------------------------
                                                                         REMAINING
                                                            WEIGHTED-     AVERAGE      AGGREGATE
                                                             AVERAGE    CONTRACTUAL    INTRINSIC
                                                SHARES     GRANT DATE       LIFE         VALUE
                                             (THOUSANDS)   FAIR VALUE     (YEARS)     (MILLIONS)
                                             -----------   ----------   -----------   ----------
Outstanding at December 31, 2004 .........      769          $ 7.49
   Granted ...............................      277           12.13
   Canceled ..............................      (43)           9.75
   Vested and released to participants ...      (29)           6.92
                                                ---
Outstanding at June 30, 2005 .............      974            8.72         1.4           $13
                                                ===

     The weighted-average grant-date fair values of awards granted were as follows for the three and six months ended June 30, 2004 and 2005:

                                 THREE MONTHS ENDED JUNE 30,
                                 ---------------------------
                                          2004    2005
                                        -------   ----
Options.......................          $    --    $--
Performance units.............           100.00     --
Performance shares............               --     --
Time-based restricted stock...            11.29     --

                                 SIX MONTHS ENDED JUNE 30,
                                 -------------------------
                                        2004     2005
                                      -------   ------
Options.......................        $  1.86   $   --
Performance units.............         100.00       --
Performance shares............             --    12.13
Time-based restricted stock...          10.91    12.13

     The total intrinsic value of awards received by participants were as follows for the three and six months ended June 30, 2004 and 2005:

                                 THREE MONTHS ENDED JUNE 30,
                                 ---------------------------
                                         2004   2005
                                         ----   ----
                                        (IN MILLIONS)
Options exercised.............            $1     $2

                                 SIX MONTHS ENDED JUNE 30,
                                 -------------------------
                                        2004   2005
                                        ----   ----
                                       (IN MILLIONS)
Options exercised.............           $2     $4
Performance shares............            7      5

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

     For further information, please read Note 9 to the CenterPoint Energy 10-K/A Notes.

(b) Employee Benefit Plans.

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                  THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------------------------
                                               2004                        2005
                                     -------------------------   -------------------------
                                      PENSION   POSTRETIREMENT   PENSION    POSTRETIREMENT
                                     BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                     --------   --------------   --------   --------------
                                                         (IN MILLIONS)
Service cost......................     $ 10          $ 1           $  8          $--
Interest cost.....................       25            8             25            7
Expected return on plan assets....      (26)          (3)           (35)          (3)
Net amortization..................       10            3              9            3
Other.............................        3           --             --           --
                                       ----          ---           ----          ---
Net periodic cost.................     $ 22          $ 9           $  7          $ 7
                                       ====          ===           ====          ===

                                                   SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------------------------
                                               2004                        2005
                                     -------------------------   -------------------------
                                      PENSION   POSTRETIREMENT   PENSION    POSTRETIREMENT
                                     BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                     --------   --------------   --------   --------------
                                                          (IN MILLIONS)
Service cost......................     $ 20          $ 2           $ 17          $ 1
Interest cost.....................       51           16             48           14
Expected return on plan assets....      (52)          (6)           (69)          (6)
Net amortization..................       19            6             19            5
Other.............................        3            2             --           --
                                       ----          ---           ----          ---
Net periodic cost.................     $ 41          $20           $ 15          $14
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

     The settlement included two remedies: a payment of a $270,000 civil penalty and the execution of a compliance plan, applicable to both CEGT and its sister pipeline, CenterPoint Energy-Mississippi River Transmission Corporation (MRT). The compliance plan consists of a detailed set of Implementation Procedures that will facilitate compliance with FERC's Order No. 2004, the Standards of Conduct, which regulate behavior between regulated entities and their affiliates. The Company does not believe the compliance plan will have any material effect on CEGT's or MRT's ability to conduct their business.

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

(7)  GOODWILL AND INTANGIBLES

     Goodwill by reportable business segment is as follows (in millions):

                              DECEMBER 31,   JUNE 30,
                                  2004         2005
                              ------------   --------
Natural Gas Distribution...      $1,085       $1,085
Pipelines and Gathering....         601          604
Other Operations...........          55           55
                                 ------       ------
   Total...................      $1,741       $1,744
                                 ======       ======

     The Company reviews the carrying value of goodwill annually and at such times when events or changes in circumstances indicate that it may not be recoverable. The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

     The components of the Company's other intangible assets consist of the following:

                          DECEMBER 31, 2004           JUNE 30, 2005
                       -----------------------   -----------------------
                       CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                        AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                       --------   ------------   --------   ------------
                                         (IN MILLIONS)
Land use rights ....      $55         $(12)         $55         $(13)
Other ..............       21           (6)          21           (6)
                          ---         ----          ---         ----
   Total ...........      $76         $(18)         $76         $(19)
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

     Amortization expense for other intangibles for both the three months ended June 30, 2004 and 2005 was $0.6 million and for both the six months ended June 30, 2004 and 2005 was $1.2 million. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows (in millions):

2005................   $ 1
2006................     3
2007................     3
2008................     3
2009................     3
2010................     2
                       ---
   Total............   $15
                       ===

(8)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                        FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                        --------------------------   ------------------------
                                                                2004   2005                 2004   2005
                                                                ----   ----                 ----   ----
                                                                            (IN MILLIONS)
Net income ..........................................           $57     $54                 $131   $121
                                                                ---     ---                 ----   ----
Other comprehensive income:
   Net deferred gain from cash flow hedges ..........             8       1                   16     10
   Reclassification of deferred loss (gain) from cash
      flow hedges realized in net income ............            (1)      2                    1      8
   Other comprehensive income from discontinued
      operations ....................................            --       4                   --      4
                                                                ---     ---                 ----   ----
Other comprehensive income ..........................             7       7                   17     22
                                                                ---     ---                 ----   ----
Comprehensive income ................................           $64     $61                 $148   $143
                                                                ===     ===                 ====   ====

     The following table summarizes the components of accumulated other comprehensive loss:

                                                           DECEMBER 31,   JUNE 30,
                                                               2004         2005
                                                           ------------   --------
                                                                (IN MILLIONS)
Minimum pension liability adjustment....................       $ (6)        $ (6)
Net deferred loss from cash flow hedges.................        (52)         (34)
Other comprehensive loss from discontinued operations...         (3)          --
                                                               ----         ----
Total accumulated other comprehensive loss .............       $(61)        $(40)
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

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of the capital securities of the trust described above and the identity and similar terms of the related series of junior subordinated debentures are as follows:

                             AGGREGATE LIQUIDATION
                                 AMOUNTS AS OF        DISTRIBUTION     MANDATORY
                            -----------------------       RATE/        REDEMPTION
                            DECEMBER 31,   JUNE 30,     INTEREST         DATE/
TRUST                           2004         2005         RATE       MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
-----                       ------------   --------   ------------   -------------   ------------------------------
                                 (IN MILLIONS)
HL&P Capital Trust II....       $100         $100        8.257%      February 2037   8.257% Junior Subordinated
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

(d)  Tax Contingencies.

     As discussed in Note 10 to the CenterPoint Energy 10-K/ANotes, in the 1997 through 2000 audit (which now includes 2001), the Internal Revenue Service (IRS) disallowed all deductions for original issue discount (OID) relating to the Company's 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with the Company's long position in Time Warner common stock (TW Common), constitute a straddle under Section 1092 and 246 of the Internal Revenue Code of 1986, as amended and (2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

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

(12) EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2004           2005           2004           2005
                                                               ------------   ------------   ------------   ------------
                                                                   (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic EPS Calculation:
   Income (loss) from continuing operations before
      extraordinary item ...................................   $         (3)  $         27   $         26   $         94
   Discontinued operations, net of tax .....................             60             (3)           105             (3)
   Extraordinary item, net of tax ..........................             --             30             --             30
                                                               ------------   ------------   ------------   ------------
   Net income ..............................................   $         57   $         54   $        131   $        121
                                                               ============   ============   ============   ============
Weighted average shares outstanding ........................    307,250,000    309,098,000    306,631,000    308,786,000
                                                               ============   ============   ============   ============
Basic EPS:
   Income (loss) from continuing operations before
      extraordinary item ...................................   $      (0.01)  $       0.09   $       0.09   $       0.30
   Discontinued operations, net of tax .....................           0.20          (0.01)          0.34          (0.01)
   Extraordinary item, net of tax ..........................             --           0.10             --           0.10
                                                               ------------   ------------   ------------   ------------
   Net income ..............................................   $       0.19   $       0.18   $       0.43   $       0.39
                                                               ============   ============   ============   ============
Diluted EPS Calculation:
   Net income ..............................................   $         57   $         54   $        131   $        121
   Plus: Income impact of assumed conversions:
      Interest on 3 3/4% convertible senior notes ..........             --              4             --              7
      Interest on 6 1/4% convertible trust preferred
         securities ........................................             --             --             --             --
                                                               ------------   ------------   ------------   ------------
   Total earnings effect assuming dilution .................   $         57   $         58   $        131   $        128
                                                               ============   ============   ============   ============
Weighted average shares outstanding ........................    307,250,000    309,098,000    306,631,000    308,786,000
   Plus: Incremental shares from assumed conversions (1):
      Stock options ........................................      1,301,000      1,302,000      1,259,000      1,254,000
      Restricted stock .....................................      1,070,000      1,365,000      1,070,000      1,365,000
      3 3/4% convertible senior notes ......................             --     49,655,000             --     49,655,000
      6 1/4% convertible trust preferred securities ........         17,000         16,000         17,000         16,000
                                                               ------------   ------------   ------------   ------------
   Weighted average shares assuming dilution ...............    309,638,000    361,436,000    308,977,000    361,076,000
                                                               ============   ============   ============   ============
Diluted EPS:
   Income (loss) from continuing operations before
      extraordinary item ...................................   $      (0.01)  $       0.09   $       0.08   $       0.28
   Discontinued operations, net of tax .....................           0.20          (0.01)          0.34          (0.01)
   Extraordinary item, net of tax ..........................             --           0.08             --           0.08
                                                               ------------   ------------   ------------   ------------
   Net income ..............................................   $       0.19   $       0.16   $       0.42   $       0.35
                                                               ============   ============   ============   ============

----------
(1) For the three months ended June 30, 2004 and 2005, the computation of diluted EPS excludes options to purchase 10,024,219 and 9,356,759 shares of common stock, respectively, that have exercise prices (ranging from $11.29 to $32.26 per share and $14.01 to $32.26 per share for the second quarter of 2004 and 2005, respectively) greater than the per share average market price for the period and would thus be antidilutive if exercised.

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

     Subsequent to the modification of the $255 million contingently convertible notes to provide for only cash settlement of the principal amount upon conversion, the notes will only be included in the calculation of diluted earnings per share when the average market price of the Company's common stock exceeds the conversion price. Any new notes issued in connection with the exchange offer related to the $575 million contingently convertible notes will be treated similarly. The conversion prices for the $255 million and the $575 million contingently convertible notes are $12.81 and $11.58, respectively.

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

     Financial data for the Company's reportable business segments are as follows:

                                              FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                            --------------------------------------------
                                            REVENUES FROM        NET
                                               EXTERNAL     INTERSEGMENT     OPERATING
                                              CUSTOMERS       REVENUES     INCOME (LOSS)
                                            -------------   ------------   -------------
                                                            (IN MILLIONS)
Electric Transmission & Distribution ....     $  375(1)         $ --            $127
Natural Gas Distribution ................      1,138(2)           --              23
Pipelines and Gathering .................         79(3)           34              42
Other Operations ........................          1               2              (6)
Eliminations ............................         --             (36)             --
                                              ------            ----            ----
Consolidated ............................     $1,593            $ --            $186
                                              ======            ====            ====

                                              FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                            --------------------------------------------
                                            REVENUES FROM        NET
                                               EXTERNAL     INTERSEGMENT     OPERATING
                                              CUSTOMERS       REVENUES     INCOME (LOSS)
                                            -------------   ------------   -------------
                                                            (IN MILLIONS)
Electric Transmission & Distribution ....     $  414(1)         $ --            $122
Natural Gas Distribution ................      1,339               1              19
Pipelines and Gathering .................         87              38              52
Other Operations ........................          2               2              (7)
Eliminations ............................         --             (41)             --
                                              ------            ----            ----
Consolidated ............................     $1,842            $ --            $186
                                              ======            ====            ====

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                          --------------------------------------------
                                          REVENUES FROM        NET                          TOTAL ASSETS
                                             EXTERNAL     INTERSEGMENT     OPERATING           AS OF
                                            CUSTOMERS       REVENUES     INCOME (LOSS)   DECEMBER 31, 2004
                                          -------------   ------------   -------------   -----------------
                                                                    (IN MILLIONS)
Electric Transmission & Distribution ..     $  705(1)         $ --            $212            $ 8,783
Natural Gas Distribution ..............      3,142(2)            1             140              4,732
Pipelines and Gathering ...............        145(3)           71              87              2,637
Other Operations ......................          3               3             (13)             2,794
Discontinued Operations ...............         --              --              --              1,565
Eliminations ..........................         --             (75)             --             (2,415)
                                            ------            ----            ----            -------
Consolidated ..........................     $3,995            $ --            $426            $18,096
                                            ======            ====            ====            =======

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                          --------------------------------------------
                                          REVENUES FROM        NET                        TOTAL ASSETS
                                             EXTERNAL     INTERSEGMENT     OPERATING         AS OF
                                            CUSTOMERS       REVENUES     INCOME (LOSS)   JUNE 30, 2005
                                          -------------   ------------   -------------   -------------
                                                                    (IN MILLIONS)
Electric Transmission & Distribution ..     $  759(1)         $ --           $202           $ 8,311
Natural Gas Distribution ..............      3,500               3            158             4,729
Pipelines and Gathering ...............        171              75            116             2,798
Other Operations ......................          7               4            (14)            2,234
Eliminations ..........................         --             (82)            --            (2,232)
                                            ------            ----           ----           -------
Consolidated ..........................     $4,437            $ --           $462           $15,840
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

(14) RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three- and six- month periods ended June 30, 2004 and 2005, the Company determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within the Company's Natural Gas Distribution segment were not properly eliminated in the Company's consolidated financial statements. Consequently, revenues and natural gas expenses for the three and six months ended June 30, 2004 were each overstated by approximately $107 million and $233 million, respectively. For the three and six months ended June 30, 2005, revenues and natural gas expenses were each overstated by approximately $90 million and $257 million, respectively, for the same reason. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income, earnings per share or net cash flows for the three and six months ended June 30, 2004 and 2005.

     A summary of the significant effects of the restatements is as follows:

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30, 2004                 JUNE 30, 2004
                                           ---------------------------   ---------------------------
                                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                           AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                           -----------   -------------   -----------   -------------
                                                                  (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
Revenues................................      $1,593         $1,700         $3,995         $4,228
Expenses: Natural gas...................         904          1,011          2,540          2,773
Total Expenses..........................       1,407          1,514          3,569          3,802

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30, 2005                 JUNE 30, 2005
                                           ---------------------------   ---------------------------
                                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                           AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                           -----------   -------------   -----------   -------------
                                                                  (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
Revenues................................      $1,842         $1,932         $4,437          $4,694
Expenses: Natural gas...................       1,103          1,193          2,884           3,141
Total Expenses..........................       1,656          1,746          3,975           4,232

                                                           AS OF JUNE 30, 2005
                                                       ---------------------------
                                                                     AS PREVIOUSLY
                                                       AS RESTATED      REPORTED
                                                       -----------   -------------
                                                              (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net.........................     $   461        $   512
   Total current assets.............................       1,935          1,985
   Total assets.....................................      15,840         15,890
   Accounts payable.................................         496            546
   Total current liabilities........................       3,588          3,638
   Total liabilities and shareholders' equity.......      15,840         15,890

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q/A.

                                EXECUTIVE SUMMARY

RESTATEMENT

     The following management discussion and analysis gives effect to the restatement as discussed in Note 14 to our unaudited condensed consolidated financial statements.

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

                       CONSOLIDATED RESULTS OF OPERATIONS

     All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------   -------------------------
                                                             2004     2005                2004     2005
                                                            ------   ------              ------   ------
Revenues ..........................................         $1,593   $1,842              $3,995   $4,437
Expenses ..........................................          1,407    1,656               3,569    3,975
                                                            ------   ------              ------   ------
Operating Income ..................................            186      186                 426      462
Interest and Other Finance Charges ................           (198)    (189)               (391)    (371)
Other Income, net .................................             10       48                  14       84
                                                            ------   ------              ------   ------
Income (Loss) From Continuing Operations Before
   Income Taxes and Extraordinary Item ............             (2)      45                  49      175
Income Tax Expense ................................             (1)     (18)                (23)     (81)
                                                            ------   ------              ------   ------
Income (Loss) From Continuing Operations Before
   Extraordinary Item .............................             (3)      27                  26       94
Discontinued Operations, net of tax ...............             60       (3)                105       (3)
                                                            ------   ------              ------   ------
Income Before Extraordinary Item ..................             57       24                 131       91
Extraordinary Item, net of tax ....................             --       30                  --       30
                                                            ------   ------              ------   ------
Net Income ........................................         $   57   $   54              $  131   $  121
                                                            ======   ======              ======   ======

BASIC EARNINGS PER SHARE:
   Income (Loss) From Continuing Operations Before
      Extraordinary Item ..........................         $(0.01)  $ 0.09              $ 0.09   $ 0.30
   Discontinued Operations, net of tax ............           0.20    (0.01)               0.34    (0.01)
   Extraordinary Item, net of tax .................             --     0.10                  --     0.10
                                                            ------   ------              ------   ------
   Net Income .....................................         $ 0.19   $ 0.18              $ 0.43   $ 0.39
                                                            ======   ======              ======   ======

DILUTED EARNINGS PER SHARE:
   Income (Loss) From Continuing Operations Before
      Extraordinary Item ..........................         $(0.01)  $ 0.09              $ 0.08   $ 0.28
   Discontinued Operations, net of tax ............           0.20    (0.01)               0.34    (0.01)
   Extraordinary Item, net of tax .................             --     0.08                  --     0.08
                                                            ------   ------              ------   ------
   Net Income .....................................         $ 0.19   $ 0.16              $ 0.42   $ 0.35
                                                            ======   ======              ======   ======

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

                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------   -------------------------
                                                              2004   2005                  2004   2005
                                                              ----   ----                  ----   ----
                                                                            (IN MILLIONS)
Electric Transmission & Distribution ..............           $127   $122                  $212   $202
Natural Gas Distribution ..........................             23     19                   140    158
Pipelines and Gathering ...........................             42     52                    87    116
Other Operations ..................................             (6)    (7)                  (13)   (14)
                                                              ----   ----                  ----   ----
   Total Consolidated Operating Income ............           $186   $186                  $426   $462
                                                              ====   ====                  ====   ====

ELECTRIC TRANSMISSION & DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on Page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 8, 2005.

     The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2004 and 2005:

                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   -------------------------
                                                                       2004         2005            2004         2005
                                                                    ----------   ----------      ----------   ----------
                                                                            (IN MILLIONS, EXCEPT CUSTOMER DATA)
Electric transmission and distribution revenues ...............     $      357   $      388      $      672   $      711
                                                                    ----------   ----------      ----------   ----------
Electric transmission and distribution expenses:
   Operation and maintenance ..................................            125          153             258          291
   Depreciation and amortization ..............................             63           64             123          128
   Taxes other than income taxes ..............................             51           58              98          108
                                                                    ----------   ----------      ----------   ----------
      Total electric transmission and distribution expenses....            239          275             479          527
                                                                    ----------   ----------      ----------   ----------
Operating Income - Electric transmission and
   distribution utility .......................................            118          113             193          184
Operating Income - Transition bond company (1) ................              9            9              19           18
                                                                    ----------   ----------      ----------   ----------
Total Segment Operating Income ................................     $      127   $      122      $      212   $      202
                                                                    ==========   ==========      ==========   ==========
Actual gigawatt-hours (GWh) delivered:
   Residential ................................................          5,801        6,594          10,203       10,736
   Total ......................................................         18,545       18,956          34,065       34,783

Average number of metered customers:
   Residential ................................................      1,634,202    1,675,573       1,628,074    1,668,447
   Total ......................................................      1,856,846    1,904,090       1,849,762    1,895,556

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

NATURAL GAS DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 8, 2005.

     The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2004 and 2005:

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                 2004         2005            2004         2005
                                              ----------   ----------      ----------   ----------
                                                      (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues ................................     $    1,138   $    1,340      $    3,143   $    3,503
                                              ----------   ----------      ----------   ----------
Expenses:
   Natural gas ..........................            920        1,123           2,583        2,931
   Operation and maintenance ............            133          133             283          273
   Depreciation and amortization ........             35           39              70           77
   Taxes other than income taxes ........             27           26              67           64
                                              ----------   ----------      ----------   ----------
      Total expenses ....................          1,115        1,321           3,003        3,345
                                              ----------   ----------      ----------   ----------
Operating Income ........................     $       23   $       19      $      140   $      158
                                              ==========   ==========      ==========   ==========
Throughput (in billion cubic feet (Bcf)):
   Residential ..........................             21           21             106           98
   Commercial and industrial ............             49           43             132          120
   Non-rate regulated ...................            167          148             306          331
   Elimination (1) ......................            (63)         (29)            (73)         (78)
                                              ----------   ----------      ----------   ----------
      Total Throughput ..................            174          183             471          471
                                              ==========   ==========      ==========   ==========
Average number of customers:
   Residential ..........................      2,793,297    2,833,773       2,802,379    2,842,645
   Commercial and industrial ............        242,111      246,032         244,388      247,429
   Non-rate regulated ...................          6,265        6,533           6,228        6,522
                                              ----------   ----------      ----------   ----------
      Total .............................      3,041,673    3,086,338       3,052,995    3,096,596
                                              ==========   ==========      ==========   ==========

----------
(1)  Elimination of intrasegment sales.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Our Natural Gas Distribution business segment reported operating income of $19 million for the three months ended June 30, 2005 as compared to $23 million for the same period in 2004. Increases in operating income from rate increases ($5 million) and increased contributions from our competitive natural gas sales business ($1 million) were more than partially offset by the impact of decreased throughput net of continued customer growth with the addition of approximately 47,000 customers since June 2004 ($5 million) and increased depreciation expense primarily due to higher plant balances ($4 million). Decreases in operation and maintenance expenses primarily from lower employee benefit expenses ($7 million) and the capitalization of previously incurred restructuring expenses as allowed by a recent regulatory order from the Railroad Commission of Texas ($4 million) offset other expense increases ($11 million).

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

PIPELINES AND GATHERING

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 8, 2005.

     The following table provides summary data of our Pipelines and Gathering business segment for the three and six months ended June 30, 2004 and 2005:

                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   -------------------------
                                               2004   2005                  2004   2005
                                               ----   ----                  ----   ----
                                                            (IN MILLIONS)
Revenues ...........................           $113   $125                  $216   $246
                                               ----   ----                  ----   ----
Expenses:
   Natural gas .....................             18     18                    28     25
   Operation and maintenance .......             37     40                    70     74
   Depreciation and amortization ...             11     11                    22     22
   Taxes other than income taxes ...              5      4                     9      9
                                               ----   ----                  ----   ----
      Total expenses ...............             71     73                   129    130
                                               ----   ----                  ----   ----
Operating Income ...................           $ 42   $ 52                  $ 87   $116
                                               ====   ====                  ====   ====
Throughput (in Bcf):
   Natural Gas Sales ...............              4      3                     7      4
   Transportation ..................            207    230                   477    501
   Gathering .......................             79     87                   154    170
   Elimination (1) .................             (3)    (2)                   (5)    (3)
                                               ----   ----                  ----   ----
      Total Throughput .............            287    318                   633    672
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

OTHER OPERATIONS

     The following table shows the operating loss of our Other Operations business segment for the three and six months ended June 30, 2004 and 2005:

                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                     ---------------------------   -------------------------
                             2004   2005                  2004   2005
                             ----   ----                  ----   ----
                                          (IN MILLIONS)
Revenues .........           $ 3    $ 4                   $  6   $ 11
Expenses .........             9     11                     19     25
                             ---    ---                   ----   ----
Operating Loss ...           $(6)   $(7)                  $(13)  $(14)
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

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 filed on March 16, 2005 (CenterPoint Energy Form 10-K), which is incorporated herein by reference, and "Risk Factors" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 8, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2004 and 2005:

                                 SIX MONTHS ENDED JUNE 30,
                                 -------------------------
                                        2004    2005
                                       -----   -----
                                       (IN MILLIONS)
Cash provided by (used in):
   Operating activities ......         $ 692   $  17
   Investing activities ......          (397)    412
   Financing activities ......          (286)   (185)

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in the first six months of 2005 decreased $675 million compared to the same period in 2004 primarily due to decreased cash provided by Texas Genco of $243 million and increased tax payments of $423 million, the majority of which related to the tax payment associated with the sale of Texas Genco, offset by increased operating income, higher net accounts receivable/payable due to higher gas prices in 2005 as compared to 2004 and the termination of excess mitigation credits effective April 29, 2005.

CASH PROVIDED BY INVESTING ACTIVITIES

     Net cash provided by investing activities increased $809 million in the first six months of 2005 as compared to the same period in 2004 primarily due to $700 million in proceeds received from the sale of our remaining interest in Texas Genco and cash of Texas Genco of $163 million, partially offset by increased capital expenditures of $64 million.

CASH USED IN FINANCING ACTIVITIES

     In the first six months of 2005, debt payments exceeded net loan proceeds by $112 million. During the first six months of 2004, debt payments exceeded net loan proceeds by $224 million.

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

     As of August 1, 2005, we had the following credit facilities (in millions):

                                                         AMOUNT UTILIZED AT
DATE EXECUTED        COMPANY          SIZE OF FACILITY     AUGUST 1, 2005     TERMINATION DATE
-------------   -------------------   ----------------   ------------------   ----------------
March 7, 2005    CenterPoint Energy        $1,000             $152 (1)          March 7, 2010
March 7, 2005   CenterPoint Houston           200               --              March 7, 2010
March 7, 2005   CenterPoint Houston         1,310               --                   (2)
June 30, 2005        CERC Corp.               400               --              June 30, 2010

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

     As of August 1, 2005, Moody's, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                       MOODY'S                 S&P                  FITCH
                                                 -------------------   -------------------   -------------------
COMPANY/INSTRUMENT                               RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                               ------   ----------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured Debt .....     Ba1      Stable      BBB-     Negative     BBB-      Stable
CenterPoint Houston Senior Secured Debt (First
   Mortgage Bonds)............................    Baa2      Stable       BBB     Negative     BBB+      Stable
CERC Corp. Senior Debt........................    Baa3      Stable       BBB     Negative      BBB      Stable

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

     -    various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI's indemnity obligations to us and our subsidiaries; and

     - various of the risks identified under "Risk Factors" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 8, 2005.

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

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. As discussed above, the SEC has reserved jurisdiction over payment of $300 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of June 30, 2005, we had an accumulated deficit on our Condensed Consolidated Balance Sheet. On January 26, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared in lieu of the regular second quarter dividend to address technical restrictions that might have limited our ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, we may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC approving payment of the quarterly dividend from capital or unearned surplus. There can be no assurance, however, that the SEC would authorize such payments. As a result of the seasonal nature of our utility businesses, the first quarter is generally the strongest quarter for our gas distribution business. On June 2, 2005, our board of directors declared a dividend of $0.07 per share of common stock payable on June 30, 2005 to shareholders of record as of the close of business on June 15, 2005. Although dividends are subject to consideration and approval of our Board of Directors, subject to the Board's determination, we currently intend to pay a 2005 annual dividend of $0.40 per share in keeping with our historic levels and subject to remaining in compliance with the dividend payment limitations imposed under the 1935 Act.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2005. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during the three and six months ended June 30, 2004 were each overstated by approximately $107 million and $233 million, respectively. For the three and six months ended June 30, 2005, revenues and natural gas expenses were each overstated by approximately $90 million and $257 million, respectively, for the same reason and management concluded that a restatement of the consolidated financial statements for the three and six months ended June 30, 2004 and 2005 was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Quarterly Report on Form 10-Q for the period ended June 30, 2005, we took the remedial action described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2005 as filed on August 8, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                               REGISTRATION    EXHIBIT
 NUMBER              DESCRIPTION                REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------    -------------------------------   --------------------------------------   ------------   ---------
 3.1.1  -- Amended and Restated Articles     CenterPoint Energy's Registration           3-69502         3.1
           of Incorporation of CenterPoint   Statement on Form S-4
           Energy

 3.1.2  -- Articles of Amendment to          CenterPoint Energy's Form 10-K for the      1-31447       3.1.1
           Amended and Restated Articles     year ended December 31, 2001
           of Incorporation of CenterPoint
           Energy

  3.2   -- Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K for the      1-31447         3.2
           CenterPoint Energy                year ended December 31, 2001

  3.3   -- Statement of Resolution           CenterPoint Energy's Form 10-K for the      1-31447         3.3
           Establishing Series of Shares     year ended December 31, 2001
           designated Series A Preferred
           Stock of CenterPoint Energy

  4.1   -- Form of CenterPoint Energy        CenterPoint Energy's Registration           3-69502         4.1
           Stock Certificate                 Statement on Form S-4

  4.2   -- Rights Agreement dated            CenterPoint Energy's Form 10-K for the      1-31447         4.2
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

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                               REGISTRATION    EXHIBIT
 NUMBER              DESCRIPTION                REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------    -------------------------------   --------------------------------------   ------------   ---------
 4.3.1  -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 10-K for the      1-31447      4(g)(1)
           dated as of November 12, 2002,    year ended December 31, 2002
           among CenterPoint Houston and
           the banks named therein

 4.3.2  -- First Amendment to                CenterPoint Energy's Form 10-Q for the      1-31447       10.7
           Exhibit 4.1.1, dated as of        quarter ended September 30, 2003
           September 3, 2003

 4.3.3  -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K for the      1-31447      4(g)(2)
           November 12, 2002 executed in     year ended December 31, 2002
           connection with Exhibit 4.1.1

  4.4   -- $1,000,000,000 Credit Agreement   CenterPoint Energy's Form 8-K dated         1-31447        4.1
           dated as of March 7, 2005,        March 7, 2005
           among CenterPoint Energy and
           the banks named therein

  4.5   -- $400,000,000 Credit Agreement,    CenterPoint Energy's Form 8-K dated         1-31447        4.1
           dated as of June 30, 2005,        June 29, 2005
           among CERC Corp., as Borrower,
           and the Initial Lenders named
           therein, as Initial Lenders

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                               REGISTRATION    EXHIBIT
 NUMBER              DESCRIPTION                REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------    -------------------------------   --------------------------------------   ------------   ---------
   4.6  -- $200,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated         1-31447        4.2
           dated as of March 7, 2005 among   March 7, 2005
           CenterPoint Houston and the
           banks named therein

   4.7  -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 8-K dated         1-31447        4.3
           dated as of March 7, 2005 among   March 7, 2005
           CenterPoint Houston and the
           banks named therein

 ++10.1 -- City of Houston Franchise
           Ordinance

  +31.1 -- Rule 13a-14(a)/15d-14(a)
           Certification of David M.
           McClanahan

  +31.2 -- Rule 13a-14(a)/15d-14(a)
           Certification of Gary L.
           Whitlock

  +32.1 -- Section 1350 Certification of
           David M. McClanahan

  +32.2 -- Section 1350 Certification of
           Gary L. Whitlock

 ++99.1 -- Eleventh Amendment to
           CenterPoint Energy, Inc.
           Retirement Plan, effective as
           of May 1, 2005

 ++99.2 -- Twelfth Amendment to
           CenterPoint Energy, Inc.
           Retirement Plan, effective as
           of June 1, 2005

 ++99.3 -- Items incorporated by reference from the CenterPoint Energy
           Form 10-K. Item 1
           "Business--Regulation,"
           "--Environmental Matters,"
           Item 3 "Legal Proceedings,"
           Item 7 "Management's Discussion
           and Analysis of Financial
           Condition and Results of
           Operations--Certain Factors
           Affecting Future Earnings" and
           "--Other Significant
           Matters--Pension Plan" and
           Notes 2(d) (Long-Lived Assets
           and Intangibles), 2(e)
           (Regulatory Assets and
           Liabilities), 4 (Regulatory
           Matters), 5 (Derivative
           Instruments), 6 (Indexed Debt
           Securities (ZENS) and Time
           Warner Securities) and 11
           (Commitments and Contingencies)

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

                                        CENTERPOINT ENERGY, INC.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: January 10, 2006

                                 EXHIBIT INDEX

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2005 as filed on August 8, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                               REGISTRATION    EXHIBIT
 NUMBER              DESCRIPTION                REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------    -------------------------------   --------------------------------------   ------------   ---------
 3.1.1  -- Amended and Restated Articles     CenterPoint Energy's Registration           3-69502         3.1
           of Incorporation of CenterPoint   Statement on Form S-4
           Energy

 3.1.2  -- Articles of Amendment to          CenterPoint Energy's Form 10-K for the      1-31447       3.1.1
           Amended and Restated Articles     year ended December 31, 2001
           of Incorporation of CenterPoint
           Energy

  3.2   -- Amended and Restated Bylaws of    CenterPoint Energy's Form 10-K for the      1-31447         3.2
           CenterPoint Energy                year ended December 31, 2001

  3.3   -- Statement of Resolution           CenterPoint Energy's Form 10-K for the      1-31447         3.3
           Establishing Series of Shares     year ended December 31, 2001
           designated Series A Preferred
           Stock of CenterPoint Energy

  4.1   -- Form of CenterPoint Energy        CenterPoint Energy's Registration           3-69502         4.1
           Stock Certificate                 Statement on Form S-4

  4.2   -- Rights Agreement dated            CenterPoint Energy's Form 10-K for the      1-31447         4.2
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

                                                                                        SEC FILE
                                                                                           OR
EXHIBIT                                                                               REGISTRATION    EXHIBIT
 NUMBER              DESCRIPTION                REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------    -------------------------------   --------------------------------------   ------------   ---------
 4.3.1  -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 10-K for the      1-31447      4(g)(1)
           dated as of November 12, 2002,    year ended December 31, 2002
           among CenterPoint Houston and
           the banks named therein

 4.3.2  -- First Amendment to                CenterPoint Energy's Form 10-Q for the      1-31447       10.7
           Exhibit 4.1.1, dated as of        quarter ended September 30, 2003
           September 3, 2003

 4.3.3  -- Pledge Agreement, dated as of     CenterPoint Energy's Form 10-K for the      1-31447      4(g)(2)
           November 12, 2002 executed in     year ended December 31, 2002
           connection with Exhibit 4.1.1

  4.4   -- $1,000,000,000 Credit Agreement   CenterPoint Energy's Form 8-K dated         1-31447        4.1
           dated as of March 7, 2005,        March 7, 2005
           among CenterPoint Energy and
           the banks named therein

  4.5   -- $400,000,000 Credit Agreement,    CenterPoint Energy's Form 8-K dated         1-31447        4.1
           dated as of June 30, 2005,        June 29, 2005
           among CERC Corp., as Borrower,
           and the Initial Lenders named
           therein, as Initial Lenders


   4.6  -- $200,000,000 Credit Agreement     CenterPoint Energy's Form 8-K dated         1-31447        4.2
           dated as of March 7, 2005 among   March 7, 2005
           CenterPoint Houston and the
           banks named therein

   4.7  -- $1,310,000,000 Credit Agreement   CenterPoint Energy's Form 8-K dated         1-31447        4.3
           dated as of March 7, 2005 among   March 7, 2005
           CenterPoint Houston and the
           banks named therein

 ++10.1 -- City of Houston Franchise
           Ordinance

  +31.1 -- Rule 13a-14(a)/15d-14(a)
           Certification of David M.
           McClanahan

  +31.2 -- Rule 13a-14(a)/15d-14(a)
           Certification of Gary L.
           Whitlock

  +32.1 -- Section 1350 Certification of
           David M. McClanahan

  +32.2 -- Section 1350 Certification of
           Gary L. Whitlock

 ++99.1 -- Eleventh Amendment to
           CenterPoint Energy, Inc.
           Retirement Plan, effective as
           of May 1, 2005

 ++99.2 -- Twelfth Amendment to
           CenterPoint Energy, Inc.
           Retirement Plan, effective as
           of June 1, 2005

 ++99.3 -- Items incorporated by reference from the CenterPoint Energy
           Form 10-K. Item 1
           "Business--Regulation,"
           "--Environmental Matters,"
           Item 3 "Legal Proceedings,"
           Item 7 "Management's Discussion
           and Analysis of Financial
           Condition and Results of
           Operations--Certain Factors
           Affecting Future Earnings" and
           "--Other Significant
           Matters--Pension Plan" and
           Notes 2(d) (Long-Lived Assets
           and Intangibles), 2(e)
           (Regulatory Assets and
           Liabilities), 4 (Regulatory
           Matters), 5 (Derivative
           Instruments), 6 (Indexed Debt
           Securities (ZENS) and Time
           Warner Securities) and 11
           (Commitments and Contingencies)