Form 10-Q/A
period 2005-09-30
CENTERPOINT ENERGY INC
filed 2006-01-10
CIK 1130310

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

                                EXPLANATORY NOTE

     CenterPoint Energy, Inc. (CenterPoint Energy or the Company) hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended September 30, 2005 as originally filed on November 3, 2005 (Form 10-Q) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as discussed in Note 14. In addition, the Company has modified the presentation of discontinued operations in its condensed statements of consolidated cash flows as discussed in Note 1. Contemporaneously with the filing of this Amendment No. 1 to the Form 10-Q on this Form 10-Q/A, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

                            CENTERPOINT ENERGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements...........................................  1
            Condensed Statements of Consolidated Operations
               Three Months and Nine Months Ended September 30, 2004 and 2005
                  (unaudited) (as restated).....................................  1
            Condensed Consolidated Balance Sheets
               December 31, 2004 and September 30, 2005 (unaudited)
                  (as restated).................................................  2
            Condensed Statements of Consolidated Cash Flows
               Nine Months Ended September 30, 2004 and 2005 (unaudited)
                  (as restated).................................................  4
            Notes to Unaudited Condensed Consolidated Financial Statements......  5
         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................... 32
         Item 4. Controls and Procedures........................................ 49

PART II. OTHER INFORMATION
         Item 6. Exhibits....................................................... 51

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

          - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

          - other factors discussed under "Risk Factors" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 3, 2005.

     Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS       NINE MONTHS
                                                                       ENDED              ENDED
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                 ----------------   ----------------
                                                                   2004     2005      2004     2005
                                                                 -------   ------   -------   ------
                                                                     (AS RESTATED, SEE NOTE 14)
REVENUES .....................................................   $ 1,567   $2,073   $ 5,562   $6,510
                                                                 -------   ------   -------   ------
EXPENSES:
   Natural gas ...............................................       826    1,277     3,366    4,161
   Operation and maintenance .................................       319      336       932      974
   Depreciation and amortization .............................       126      145       362      411
   Taxes other than income taxes .............................        89       90       269      277
                                                                 -------   ------   -------   ------
      Total ..................................................     1,360    1,848     4,929    5,823
                                                                 -------   ------   -------   ------
OPERATING INCOME .............................................       207      225       633      687
                                                                 -------   ------   -------   ------
OTHER INCOME (EXPENSE):
   Gain (loss) on Time Warner investment .....................       (31)      30       (40)     (29)
   Gain (loss) on indexed debt securities ....................        34      (29)       43       34
   Interest and other finance charges ........................      (183)    (168)     (554)    (521)
   Interest on transition bonds ..............................        (9)      (9)      (29)     (27)
   Return on true-up balance .................................        --       35        --      104
   Other, net ................................................         1        7        15       18
                                                                 -------   ------   -------   ------
      Total ..................................................      (188)    (134)     (565)    (421)
                                                                 -------   ------   -------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ........................................        19       91        68      266
   Income Tax Expense ........................................        (2)     (41)      (25)    (122)
                                                                 -------   ------   -------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM ..        17       50        43      144
   DISCONTINUED OPERATIONS:
   Income from Texas Genco, net of tax .......................       109       --       241       11
      Minority Interest in Income from Texas Genco ...........       (22)      --       (49)      --
   Loss on Disposal of Texas Genco, net of tax ...............      (346)      --      (346)     (14)
                                                                 -------   ------   -------   ------
      Total ..................................................      (259)      --      (154)      (3)
                                                                 -------   ------   -------   ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......................      (242)      50      (111)     141
EXTRAORDINARY ITEM, NET OF TAX ...............................      (894)      --      (894)      30
                                                                 -------   ------   -------   ------
NET INCOME (LOSS) ............................................   $(1,136)  $   50   $(1,005)  $  171
                                                                 =======   ======   =======   ======
BASIC EARNINGS PER SHARE:
   Income from Continuing Operations .........................   $  0.05   $ 0.16   $  0.14   $ 0.46
   Discontinued Operations, net of tax .......................     (0.84)      --     (0.50)   (0.01)
   Extraordinary Item, net of tax ............................     (2.90)      --     (2.91)    0.10
                                                                 -------   ------   -------   ------
   Net Income (Loss) .........................................   $ (3.69)  $ 0.16   $ (3.27)  $ 0.55
                                                                 =======   ======   =======   ======
DILUTED EARNINGS PER SHARE:
   Income from Continuing Operations .........................   $  0.05   $ 0.15   $  0.14   $ 0.43
   Discontinued Operations, net of tax .......................     (0.83)      --     (0.50)   (0.01)
   Extraordinary Item, net of tax ............................     (2.88)      --     (2.89)    0.09
                                                                 -------   ------   -------   ------
   Net Income (Loss) .........................................   $ (3.66)  $ 0.15   $ (3.25)  $ 0.51
                                                                 =======   ======   =======   ======

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           2004            2005
                                                       ------------   -------------
                                                                      (AS RESTATED,
                                                                       SEE NOTE 14)
CURRENT ASSETS:
   Cash and cash equivalents .......................      $   165        $   162
   Investment in Time Warner common stock ..........          421            392
   Accounts receivable, net ........................          674            661
   Accrued unbilled revenues .......................          576            313
   Natural gas inventory ...........................          176            317
   Materials and supplies ..........................           78             88
   Non-trading derivative assets ...................           50            195
   Current assets of discontinued operations .......          514             --
   Prepaid expenses ................................           21             18
   Other current assets ............................           96            240
                                                          -------        -------
      Total current assets .........................        2,771          2,386
                                                          -------        -------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...................       10,963         11,323
   Less accumulated depreciation and amortization ..       (2,777)        (2,962)
                                                          -------        -------
      Property, plant and equipment, net ...........        8,186          8,361
                                                          -------        -------
OTHER ASSETS:
   Goodwill, net ...................................        1,741          1,744
   Other intangibles, net ..........................           58             56
   Regulatory assets ...............................        3,350          2,943
   Non-trading derivative assets ...................           18            108
   Non-current assets of discontinued operations ...        1,051             --
   Other ...........................................          921            838
                                                          -------        -------
      Total other assets ...........................        7,139          5,689
                                                          -------        -------
      TOTAL ASSETS .................................      $18,096        $16,436
                                                          =======        =======

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31,   SEPTEMBER 30,
                                                                                2004            2005
                                                                            ------------   -------------
                                                                                           (AS RESTATED,
                                                                                            SEE NOTE 14)
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt ....................     $    47         $    54
   Current portion of other long-term debt ..............................       1,789           2,004
   Indexed debt securities derivative ...................................         342             307
   Accounts payable .....................................................         802             769
   Taxes accrued ........................................................         609             174
   Interest accrued .....................................................         151             143
   Non-trading derivative liabilities ...................................          26              89
   Regulatory liabilities ...............................................         225              --
   Accumulated deferred income taxes, net ...............................         261             366
   Current liabilities of discontinued operations .......................         449              --
   Other ................................................................         420             692
                                                                              -------         -------
      Total current liabilities .........................................       5,121           4,598
                                                                              -------         -------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...............................       2,415           2,480
   Unamortized investment tax credits ...................................          54              48
   Non-trading derivative liabilities ...................................           6              14
   Benefit obligations ..................................................         440             457
   Regulatory liabilities ...............................................       1,082             749
   Non-current liabilities of discontinued operations ...................         420              --
   Other ................................................................         259             378
                                                                              -------         -------
      Total other liabilities ...........................................       4,676           4,126
                                                                              -------         -------

LONG-TERM DEBT:
   Transition bonds .....................................................         629             575
   Other ................................................................       6,564           5,919
                                                                              -------         -------
      Total long-term debt ..............................................       7,193           6,494
                                                                              -------         -------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

SHAREHOLDERS' EQUITY:
   Common stock (308,045,215 shares and 310,069,770 shares outstanding at
      December 31, 2004 and September 30, 2005, respectively) ...........           3               3
   Additional paid-in capital ...........................................       2,891           2,917
   Accumulated deficit ..................................................      (1,727)         (1,661)
   Accumulated other comprehensive loss .................................         (61)            (41)
                                                                              -------         -------
      Total shareholders' equity ........................................       1,106           1,218
                                                                              -------         -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................     $18,096         $16,436
                                                                              =======         =======

             See Notes to the Company's Interim Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                          2004     2005
                                                                                        -------   -----
                                                                                    (AS RESTATED, SEE NOTE 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................          $(1,005)  $ 171
   Discontinued operations, net of tax .......................................              154       3
   Extraordinary item, net of tax ............................................              894     (30)
                                                                                        -------   -----
   Income from continuing operations .........................................               43     144
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization ..........................................              362     411
      Amortization of deferred financing costs ...............................               63      59
      Deferred income taxes ..................................................              105     162
      Investment tax credit ..................................................               (6)     (6)
      Unrealized loss on Time Warner investment ..............................               40      29
      Unrealized gain on indexed debt securities .............................              (43)    (34)
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ......................              336     316
         Inventory ...........................................................              (80)   (140)
         Accounts payable ....................................................             (183)    (28)
         Fuel cost over (under) recovery/surcharge ...........................               43     (69)
         Non-trading derivatives, net ........................................              (19)      8
         Margin deposits, net ................................................               15      78
         Short-term risk management activities, net ..........................                1     (19)
         Interest and taxes accrued ..........................................              (28)   (440)
         Excess tax deduction related to share-based payment arrangements ....               --      (3)
         Net regulatory assets and liabilities ...............................             (253)   (166)
         Other current assets ................................................              (18)    (39)
         Other current liabilities ...........................................               (2)      8
         Other assets ........................................................              (12)     (2)
         Other liabilities ...................................................              (41)     37
      Other, net .............................................................               19       7
                                                                                        -------   -----
         Net cash provided by operating activities of continuing operations ..              342     313
         Net cash provided by (used in) operating activities of
            discontinued operations ..........................................              411     (38)
                                                                                        -------   -----
         Net cash provided by operating activities ...........................              753     275
                                                                                        -------   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................             (405)   (506)
   Proceeds from sale of Texas Genco .........................................               --     700
   Decrease in restricted cash of Texas Genco ................................               --     383
   Purchase of minority interest in Texas Genco ..............................               --    (383)
   Decrease (increase) in cash of Texas Genco ................................             (292)     24
   Other, net ................................................................                6      --
                                                                                        -------   -----
         Net cash provided by (used in) investing activities .................             (691)    218
                                                                                        -------   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings, net .........................              (63)     75
   Long-term revolving credit facilities, net ................................              358    (239)
   Proceeds from commercial paper, net .......................................               --     187
   Proceeds from long-term debt ..............................................              229      --
   Payments of long-term debt ................................................             (545)   (424)
   Debt issuance costs .......................................................              (14)     (7)
   Payment of common stock dividends .........................................              (92)   (105)
   Payment of common stock dividends by subsidiary ...........................              (11)     --
   Proceeds from issuance of common stock, net ...............................                9      14
   Excess tax deduction related to share-based payment arrangements ..........               --       3
                                                                                        -------   -----
         Net cash used in financing activities ...............................             (129)   (496)
                                                                                        -------   -----
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................              (67)     (3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................               87     165
                                                                                        -------   -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................          $    20   $ 162
                                                                                        =======   =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ..................................................................          $   572   $ 515
   Income taxes (refunds) ....................................................              (17)    464

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices,
(c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income. The Company has also modified the presentation of its Condensed Statements of Consolidated Cash Flows to reflect cash flows of discontinued operations within the respective categories of operating, investing and financing activities to conform to the presentation in its annual financial statements. This reclassification did not affect the Company's total net change in cash and cash equivalents.

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

     Pro forma information for the three and nine months ended September 30, 2004 is provided to show the effect of amortizing stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2004   SEPTEMBER 30, 2004
                                                                 ------------------   ------------------
Net Income (Loss):
   As reported ...............................................        $(1,136)             $(1,005)
   Add: stock-based compensation as recorded .................              1                    4
   Less: total stock-based employee compensation determined
      under the fair value based method ......................             (2)                  (7)
                                                                      -------              -------
   Pro forma .................................................        $(1,137)             $(1,008)
                                                                      =======              =======

Basic Earnings Per Share:
   As reported ...............................................        $ (3.69)             $ (3.27)
   Pro forma .................................................          (3.70)               (3.28)

Diluted Earnings Per Share:
   As reported ...............................................          (3.66)               (3.25)
   Pro forma .................................................          (3.67)               (3.26)

     The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the LICPs:

FOR AWARDS GRANTED BEFORE JANUARY 1, 2005

AWARD TYPE                    METHOD USED TO DETERMINE COMPENSATION COST
----------                    ------------------------------------------
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

     The following tables summarize the Company's LICP activity for the three and nine months ended September 30, 2005:

STOCK OPTIONS

                                              OUTSTANDING OPTIONS
                                              THREE MONTHS ENDED
                                              SEPTEMBER 30, 2005
                                        ------------------------------
                                           SHARES     WEIGHTED-AVERAGE
                                        (THOUSANDS)    EXERCISE PRICE
                                        -----------   ----------------
Outstanding at June 30, 2005 .......      14,888           $15.78
   Canceled ........................        (303)           19.03
   Exercised .......................        (503)            7.71
                                          ------
Outstanding at September 30, 2005 ..      14,082            16.00
                                          ======

                                             NON-VESTED OPTIONS
                                             THREE MONTHS ENDED
                                             SEPTEMBER 30, 2005
                                       ------------------------------
                                                     WEIGHTED-AVERAGE
                                          SHARES        GRANT DATE
                                       (THOUSANDS)      FAIR VALUE
                                       -----------   ----------------
Outstanding at June 30, 2005 .......      4,032            $1.76
   Vested ..........................         --               --
   Canceled ........................         --               --
                                          -----
Outstanding at September 30, 2005 ..      4,032             1.76
                                          =====

                                                        OUTSTANDING OPTIONS
                                               NINE MONTHS ENDED SEPTEMBER 30, 2005
                                        --------------------------------------------------
                                                                   REMAINING
                                                      WEIGHTED-     AVERAGE     AGGREGATE
                                                       AVERAGE    CONTRACTUAL   INTRINSIC
                                           SHARES     EXERCISE        LIFE         VALUE
                                        (THOUSANDS)     PRICE       (YEARS)     (MILLIONS)
                                        -----------   ---------   -----------   ----------
Outstanding at December 31, 2004 ...      16,159        $15.42
   Canceled ........................        (966)        16.78
   Exercised .......................      (1,111)         6.97
                                          ------
Outstanding at September 30, 2005 ..      14,082         16.00        4.4           $39
                                          ======
Exercisable at September 30, 2005 ..      12,127         17.04        3.9            28
                                          ======

                                             NON-VESTED OPTIONS
                                    NINE MONTHS ENDED SEPTEMBER 30, 2005
                                    ------------------------------------
                                                     WEIGHTED-AVERAGE
                                          SHARES        GRANT DATE
                                       (THOUSANDS)      FAIR VALUE
                                       -----------   ----------------
Outstanding at December 31, 2004 ...      6,854            $1.61
   Vested ..........................     (2,770)            1.40
   Canceled ........................        (52)            1.90
                                         ------
Outstanding at September 30, 2005 ..      4,032             1.76
                                         ======

PERFORMANCE SHARES

                                              OUTSTANDING AND NON-VESTED SHARES
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005
                                            -------------------------------------
                                                SHARES     WEIGHTED-AVERAGE GRANT
                                             (THOUSANDS)       DATE FAIR VALUE
                                             -----------   ----------------------
Outstanding at June 30, 2005 ............        1,587              $9.27
   Granted ..............................           --                 --
   Canceled .............................          (27)              5.64
   Vested and released to participants ..           --                 --
                                                 -----              -----
Outstanding at September 30, 2005 .......        1,560               9.33
                                                 =====

                                                      OUTSTANDING SHARES
                                             NINE MONTHS ENDED SEPTEMBER 30, 2005
                                            --------------------------------------
                                                           REMAINING
                                                            AVERAGE      AGGREGATE
                                                          CONTRACTUAL    INTRINSIC
                                               SHARES         LIFE         VALUE
                                            (THOUSANDS)     (YEARS)     (MILLIONS)
                                            -----------   -----------   ----------
Outstanding at December 31, 2004 ........      1,169
   Granted ..............................        945
   Canceled .............................       (181)
   Vested and released to participants ..       (373)
                                               -----
Outstanding at September 30, 2005 .......      1,560          1.4           $19
                                               =====

                                                   NON-VESTED SHARES
                                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                                         ------------------------------------
                                                          WEIGHTED-AVERAGE
                                               SHARES        GRANT DATE
                                            (THOUSANDS)      FAIR VALUE
                                            -----------   ----------------
Outstanding at December 31, 2004 ........        756           $ 5.70
   Granted ..............................        945            12.13
   Canceled .............................       (121)            9.17
   Vested and released to participants ..        (20)            5.64
                                               -----
Outstanding at September 30, 2005 .......      1,560             9.33
                                               =====

     The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). The aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

PERFORMANCE-BASED UNITS

                                              OUTSTANDING AND NON-VESTED UNITS
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005
                                            -------------------------------------
                                                UNITS      WEIGHTED-AVERAGE GRANT
                                             (THOUSANDS)       DATE FAIR VALUE
                                             -----------   ----------------------
Outstanding at June 30, 2005 ............         35               $100.00
   Canceled .............................         (1)                   --
   Vested and released to participants ..         --                    --
                                                 ---
Outstanding at September 30, 2005 .......         34                100.00
                                                 ===

                                                         OUTSTANDING AND NON-VESTED UNITS
                                                       NINE MONTHS ENDED SEPTEMBER 30, 2005
                                            ---------------------------------------------------------
                                                                              REMAINING
                                                                               AVERAGE      AGGREGATE
                                                          WEIGHTED-AVERAGE   CONTRACTUAL    INTRINSIC
                                               UNITS         GRANT DATE          LIFE         VALUE
                                            (THOUSANDS)      FAIR VALUE        (YEARS)     (MILLIONS)
                                            -----------   ----------------   -----------   ----------
Outstanding at December 31, 2004 ........        37            $100.00
   Canceled .............................        (2)            100.00
   Vested and released to participants ..        (1)            100.00
                                                ---
Outstanding at September 30, 2005 .......        34             100.00           1.3           $3
                                                ===

     The aggregate intrinsic value reflects the value of the performance units given current expectations of performance through the end of the cycle.

TIME-BASED RESTRICTED STOCK

                                              OUTSTANDING AND NON-VESTED SHARES
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005
                                            -------------------------------------
                                               SHARES     WEIGHTED-AVERAGE GRANT
                                            (THOUSANDS)       DATE FAIR VALUE
                                            -----------   ----------------------
Outstanding at June 30, 2005 ............       974               $ 8.72
   Granted ..............................        30                13.34
   Canceled .............................       (27)                7.27
   Vested and released to participants ..        (8)               10.98
                                                ---
Outstanding at September 30, 2005 .......       969                 8.89
                                                ===

                                                        OUTSTANDING AND NON-VESTED SHARES
                                                       NINE MONTHS ENDED SEPTEMBER 30, 2005
                                            ---------------------------------------------------------
                                                                              REMAINING
                                                                               AVERAGE      AGGREGATE
                                                          WEIGHTED-AVERAGE   CONTRACTUAL    INTRINSIC
                                               SHARES        GRANT DATE          LIFE         VALUE
                                            (THOUSANDS)      FAIR VALUE        (YEARS)     (MILLIONS)
                                            -----------   ----------------   -----------   ----------
Outstanding at December 31, 2004 ........       769            $ 7.49
   Granted ..............................       307             12.25
   Canceled .............................       (70)             8.79
   Vested and released to participants ..       (37)             7.82
                                                ---
Outstanding at September 30, 2005 .......       969              8.89            1.2           $14
                                                ===

     The weighted-average grant-date fair values of awards granted were as follows for the three and nine months ended September 30, 2004 and 2005:

                                   THREE MONTHS
                                      ENDED
                                  SEPTEMBER 30,
                                 ---------------
                                  2004     2005
                                 ------   ------
Options ......................   $   --   $   --
Performance units ............       --       --
Performance shares ...........       --       --
Time-based restricted stock ..    11.42    13.34

                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,
                                 -----------------
                                    2004     2005
                                  -------   ------
Options ......................    $  1.86   $   --
Performance units ............     100.00       --
Performance shares ...........         --    12.13
Time-based restricted stock ..      10.94    12.25

     The total intrinsic value of awards received by participants were as follows for the three and nine months ended September 30, 2004 and 2005:

                                     THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------
                                                2004   2005
                                                ----   ----
                                               (IN MILLIONS)
Options exercised.................               $1     $3

                                     NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------
                                               2004   2005
                                               ----   ----
                                              (IN MILLIONS)
Options exercised.................              $3     $7
Performance shares................               7      5

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

     For further information, please read Note 9 to the CenterPoint Energy 10-K/A Notes.

(b) Employee Benefit Plans.

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------------------
                                               2004                        2005
                                     -------------------------   -------------------------
                                      PENSION   POSTRETIREMENT   PENSION    POSTRETIREMENT
                                     BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                     --------   --------------   --------   --------------
                                                          (IN MILLIONS)
Service cost .....................     $ 10          $  1          $  9          $ 1
Interest cost ....................       26             8            24            6
Expected return on plan assets ...      (26)           (4)          (34)          (3)
Net amortization .................        9             4             9            2
Curtailment ......................       --            17            --            1
                                       ----          ----          ----          ---
Net periodic cost ................     $ 19          $ 26          $  8          $ 7
                                       ====          ====          ====          ===

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------------------
                                               2004                        2005
                                     -------------------------   -------------------------
                                     PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                     BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                     --------   --------------   --------   --------------
                                                         (IN MILLIONS)
Service cost .....................     $ 30          $  3         $  26          $  2
Interest cost ....................       77            24            72            20
Expected return on plan assets ...      (78)          (10)         (103)           (9)
Net amortization .................       28            10            28             7
Curtailment ......................       --            17            --             1
Other ............................        3             2            --            --
                                       ----          ----         -----          ----
Net periodic cost ................     $ 60          $ 46         $  23          $ 21
                                       ====          ====         =====          ====

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

     The components of the Company's other intangible assets consist of the following:

                         DECEMBER 31, 2004         SEPTEMBER 30, 2005
                      -----------------------   -----------------------
                      CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                       AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                      --------   ------------   --------   ------------
                                        (IN MILLIONS)
Land use rights ...      $55         $(12)        $55          $(13)
Other .............       21           (6)         21            (7)
                         ---         ----         ---          ----
   Total ..........      $76         $(18)        $76          $(20)
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

     Amortization expense for other intangibles for both of the three months ended September 30, 2004 and 2005 was less than $1 million and for both of the nine months ended September 30, 2004 and 2005 was $2 million. Estimated amortization expense for the last three months of 2005 and the five succeeding fiscal years is as follows (in millions):

2005.......   $--
2006.......     3
2007.......     3
2008.......     3
2009.......     3
2010.......     2
              ---
   Total...   $14
              ===

(8) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                            FOR THE THREE    FOR THE NINE
                                                            MONTHS ENDED     MONTHS ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                           --------------   --------------
                                                             2004    2005     2004    2005
                                                           -------   ----   -------   ----
                                                                    (IN MILLIONS)
Net income (loss) ......................................   $(1,136)   $50   $(1,005)  $171
                                                           -------    ---   -------   ----
Other comprehensive income (loss):
   Minimum benefit liability ...........................        14     --        14     --
   Net deferred gain from cash flow hedges .............        17      1        33     11
   Reclassification of deferred loss (gain) from cash
      flow hedges realized in net income ...............        (2)    (2)       (1)     6
   Other comprehensive income (loss) from
      discontinued operations ..........................       (93)    --       (93)     3
                                                           -------    ---   -------   ----
Other comprehensive income (loss) ......................       (64)    (1)      (47)    20
                                                           -------    ---   -------   ----
Comprehensive income (loss) ............................   $(1,200)   $49   $(1,052)  $191
                                                           =======    ===   =======   ====

     The following table summarizes the components of accumulated other comprehensive loss:

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               2004           2005
                                                           ------------   -------------
                                                                  (IN MILLIONS)
Minimum pension liability adjustment ...................       $ (6)          $ (6)
Net deferred loss from cash flow hedges ................        (52)           (35)
Other comprehensive loss from discontinued operations ..         (3)            --
                                                               ----           ----
Total accumulated other comprehensive loss .............       $(61)          $(41)
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

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of the capital securities of the trust described above and the identity and similar terms of the related series of junior subordinated debentures are as follows:

                                        AGGREGATE LIQUIDATION
                                            AMOUNTS AS OF          DISTRIBUTION     MANDATORY
                                    ----------------------------       RATE/        REDEMPTION
                                    DECEMBER 31,   SEPTEMBER 30,     INTEREST         DATE/
TRUST                                   2004            2005           RATE       MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
-----                               ------------   -------------   ------------   -------------   ------------------------------
                                            (IN MILLIONS)
HL&P Capital Trust II............       $100            $100          8.257%      February 2037   8.257% Junior Subordinated
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

(d)  Tax Contingencies.

     As discussed in Note 10 to the CenterPoint Energy 10-K/A Notes, in the 1997 through 2000 audit (which now includes 2001), the Internal Revenue Service (IRS) disallowed all deductions for original issue discount (OID) relating to the Company's 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) and 7% Automatic Common Exchange Securities (ACES). It is the contention of the IRS that (1) those instruments, in combination with the Company's long position in Time Warner common stock (TW Common), constitute a straddle under Section 1092 and 246 of the Internal Revenue Code of 1986, as amended and (2) the indebtedness underlying those instruments was incurred to carry the TW Common. If the IRS prevails on both of these positions, all OID (including interest actually paid) on the ZENS and ACES would not be currently deductible, but would instead be added to the Company's basis in the TW Common it holds. The capitalization of OID to the TW Common basis would have the effect of recharacterizing ordinary interest deductions to capital losses or reduced capital gains.

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

(12) EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                                FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ---------------------------   ---------------------------
                                                                   2004           2005           2004           2005
                                                               ------------   ------------   ------------   ------------
                                                                             (IN MILLIONS, EXCEPT SHARE AND
                                                                                   PER SHARE AMOUNTS)
Basic EPS Calculation:
   Income from continuing operations before extraordinary
      item .................................................   $         17   $         50   $         43   $        144
   Discontinued operations, net of tax .....................           (259)            --           (154)            (3)
   Extraordinary item, net of tax ..........................           (894)            --           (894)            30
                                                               ------------   ------------   ------------   ------------
   Net income (loss) .......................................   $     (1,136)  $         50   $     (1,005)  $        171
                                                               ============   ============   ============   ============
Weighted average shares outstanding ........................    307,592,000    309,657,000    306,954,000    309,080,000
                                                               ============   ============   ============   ============
Basic EPS:
   Income from continuing operations before extraordinary
      item .................................................   $       0.05   $       0.16   $       0.14   $       0.46
   Discontinued operations, net of tax .....................          (0.84)            --          (0.50)         (0.01)
   Extraordinary item, net of tax ..........................          (2.90)            --          (2.91)          0.10
                                                               ------------   ------------   ------------   ------------
   Net income (loss) .......................................   $      (3.69)  $       0.16   $      (3.27)  $       0.55
                                                               ============   ============   ============   ============
Diluted EPS Calculation:
   Net income (loss) .......................................   $     (1,136)  $         50   $     (1,005)  $        171
   Plus: Income impact of assumed conversions:
      Interest on 3.75% convertible senior notes ...........             --              2             --              9
                                                               ------------   ------------   ------------   ------------
   Total earnings effect assuming dilution .................   $     (1,136)  $         52   $     (1,005)  $        180
                                                               ============   ============   ============   ============
Weighted average shares outstanding ........................    307,592,000    309,657,000    306,954,000    309,080,000
   Plus: Incremental shares from assumed conversions (1):
      Stock options ........................................      1,280,000      1,457,000      1,235,000      1,259,000
      Restricted stock .....................................      1,276,000      1,500,000      1,276,000      1,500,000
      2.875% convertible senior notes ......................             --      1,620,000             --             --
      3.75% convertible senior notes .......................             --     32,269,000             --     43,183,000
      6.25% convertible trust preferred securities .........         17,000             --         17,000             --
                                                               ------------   ------------   ------------   ------------
   Weighted average shares assuming dilution ...............    310,165,000    346,503,000    309,482,000    355,022,000
                                                               ============   ============   ============   ============
Diluted EPS:
   Income from continuing operations before extraordinary
       item ................................................   $       0.05   $       0.15   $       0.14   $       0.43
   Discontinued operations, net of tax .....................          (0.83)            --          (0.50)         (0.01)
   Extraordinary item, net of tax ..........................          (2.88)            --          (2.89)          0.09
                                                               ------------   ------------   ------------   ------------
   Net income (loss) .......................................   $      (3.66)  $       0.15   $      (3.25)  $       0.51
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

     Financial data for the Company's reportable business segments are as follows:

                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                          ---------------------------------------------
                                           REVENUES FROM       NET
                                              EXTERNAL     INTERSEGMENT     OPERATING
                                             CUSTOMERS       REVENUES     INCOME (LOSS)
                                           -------------   ------------   -------------
                                                           (IN MILLIONS)
Electric Transmission & Distribution ..      $  448(1)         $ --           $178
Natural Gas Distribution ..............       1,044               3             (2)
Pipelines and Gathering ...............          73              35             35
Other Operations ......................           2              --             (4)
Eliminations ..........................          --             (38)            --
                                             ------            ----           ----
Consolidated ..........................      $1,567            $ --           $207
                                             ======            ====           ====

                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                          ---------------------------------------------
                                          REVENUES FROM       NET
                                             EXTERNAL     INTERSEGMENT     OPERATING
                                            CUSTOMERS       REVENUES     INCOME (LOSS)
                                          -------------   ------------   -------------
                                                          (IN MILLIONS)
Electric Transmission & Distribution ..      $  484(1)        $ --           $183
Natural Gas Distribution ..............       1,506             --            (12)
Pipelines and Gathering ...............          81             35             52
Other Operations ......................           2              2              2
Eliminations ..........................          --            (37)            --
                                             ------           ----           ----
Consolidated ..........................      $2,073           $ --           $225
                                             ======           ====           ====

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                          --------------------------------------------
                                          REVENUES FROM        NET                          TOTAL ASSETS
                                             EXTERNAL     INTERSEGMENT     OPERATING           AS OF
                                            CUSTOMERS       REVENUES     INCOME (LOSS)   DECEMBER 31, 2004
                                          -------------   ------------   -------------   -----------------
                                                                    (IN MILLIONS)
Electric Transmission & Distribution ..     $1,153(1)        $  --           $390             $ 8,783
Natural Gas Distribution ..............      4,187               3            137               4,732
Pipelines and Gathering ...............        217             107            123               2,637
Other Operations ......................          5               3            (17)              2,794
Discontinued Operations ...............         --              --             --               1,565
Eliminations ..........................         --            (113)            --              (2,415)
                                            ------           -----           ----             -------
Consolidated ..........................     $5,562           $  --           $633             $18,096
                                            ======           =====           ====             =======

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                          --------------------------------------------
                                          REVENUES FROM        NET                          TOTAL ASSETS
                                             EXTERNAL     INTERSEGMENT     OPERATING           AS OF
                                            CUSTOMERS       REVENUES     INCOME (LOSS)   SEPTEMBER 30, 2005
                                          -------------   ------------   -------------   -----------------
                                                                    (IN MILLIONS)
Electric Transmission & Distribution ..     $1,243(1)        $  --           $385             $ 8,355
Natural Gas Distribution ..............      5,006               3            146               5,262
Pipelines and Gathering ...............        252             110            168               2,925
Other Operations ......................          9               6            (12)              1,853
Eliminations ..........................         --            (119)            --              (1,959)
                                            ------           -----           ----             -------
Consolidated ..........................     $6,510           $  --           $687             $16,436
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

(14) RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2004 and 2005, the Company determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within the Company's Natural Gas Distribution segment were not properly eliminated in the Company's consolidated financial statements. Consequently, revenues and natural gas expenses for the three and nine months ended September 30, 2004 were each overstated by approximately $102 million and $335 million, respectively. For the three and nine months ended September 30, 2005, revenues and natural gas expenses were each overstated by approximately $145 million and $402 million, respectively, for the same reason. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income, earnings per share or net cash flows for the three and nine months ended September 30, 2004 and 2005.

     A summary of the significant effects of the restatements is as follows:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2004            SEPTEMBER 30, 2004
                                            ---------------------------   ---------------------------
                                                          AS PREVIOUSLY                 AS PREVIOUSLY
                                            AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                            -----------   -------------   -----------   -------------
                                                                   (IN MILLIONS)
STATEMENTS OF CONSOLIDATED OPERATIONS:
Revenues ................................      $1,567         $1,669         $5,562         $5,897
Expenses: Natural gas ...................         826            928          3,366          3,701
Total Expenses ..........................       1,360          1,462          4,929          5,264

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2005            SEPTEMBER 30, 2005
                                            ---------------------------   ---------------------------
                                                          AS PREVIOUSLY                 AS PREVIOUSLY
                                            AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                            -----------   -------------   -----------   -------------
                                                                   (IN MILLIONS)
STATEMENTS OF CONSOLIDATED OPERATIONS:
Revenues ................................      $2,073         $2,218         $6,510         $6,912
Expenses: Natural gas ...................       1,277          1,422          4,161          4,563
Total Expenses ..........................       1,848          1,993          5,823          6,225

                                                     AS OF SEPTEMBER 30, 2005
                                                   ---------------------------
                                                                 AS PREVIOUSLY
                                                   AS RESTATED      REPORTED
                                                   -----------   -------------
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net ....................     $   661        $   745
   Total current assets ........................       2,386          2,462
   Total assets ................................      16,436         16,512
   Accounts payable ............................         769            845
   Total current liabilities ...................       4,598          4,674
   Total liabilities and shareholders' equity ..      16,436         16,512

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

                       CONSOLIDATED RESULTS OF OPERATIONS

     All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------   -----------------
                                                         2004     2005       2004     2005
                                                       -------   ------    -------   ------
Revenues ..........................................    $ 1,567   $2,073    $ 5,562   $6,510
Expenses ..........................................      1,360    1,848      4,929    5,823
                                                       -------   ------    -------   ------
Operating Income ..................................        207      225        633      687
Interest and Other Finance Charges ................       (192)    (177)      (583)    (548)
Other Income, net .................................          4       43         18      127
                                                       -------   ------    -------   ------
Income From Continuing Operations Before Income
   Taxes and Extraordinary Item ...................         19       91         68      266
Income Tax Expense ................................         (2)     (41)       (25)    (122)
                                                       -------   ------    -------   ------
Income From Continuing Operations Before
   Extraordinary Item .............................         17       50         43      144
Discontinued Operations, net of tax ...............       (259)      --       (154)      (3)
                                                       -------   ------    -------   ------
Income (Loss) Before Extraordinary Item ...........       (242)      50       (111)     141
Extraordinary Item, net of tax ....................       (894)      --       (894)      30
                                                       -------   ------    -------   ------
Net Income (Loss) .................................    $(1,136)  $   50    $(1,005)  $  171
                                                       =======   ======    =======   ======
BASIC EARNINGS PER SHARE:
   Income From Continuing Operations Before
      Extraordinary Item ..........................    $  0.05   $ 0.16    $  0.14   $ 0.46
   Discontinued Operations, net of tax ............      (0.84)      --      (0.50)   (0.01)
   Extraordinary Item, net of tax .................      (2.90)      --      (2.91)    0.10
                                                       -------   ------    -------   ------
   Net Income (Loss) ..............................    $ (3.69)  $ 0.16    $ (3.27)  $ 0.55
                                                       =======   ======    =======   ======
DILUTED EARNINGS PER SHARE:
   Income From Continuing Operations Before
      Extraordinary Item ..........................    $  0.05   $ 0.15    $  0.14   $ 0.43
   Discontinued Operations, net of tax ............      (0.83)      --      (0.50)   (0.01)
   Extraordinary Item, net of tax .................      (2.88)      --      (2.89)    0.09
                                                       -------   ------    -------   ------
   Net Income (Loss) ..............................    $ (3.66)  $ 0.15    $ (3.25)  $ 0.51
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

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                      ------------------   -----------------
                                                         2004   2005          2004   2005
                                                         ----   ----          ----   ----
                                                                   (IN MILLIONS)
Electric Transmission & Distribution ..............      $178   $183          $390   $385
Natural Gas Distribution ..........................        (2)   (12)          137    146
Pipelines and Gathering ...........................        35     52           123    168
Other Operations ..................................        (4)     2           (17)   (12)
                                                         ----   ----          ----   ----
   Total Consolidated Operating Income ............      $207   $225          $633   $687
                                                         ====   ====          ====   ====

ELECTRIC TRANSMISSION & DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors -- Risk Factors Affecting Our Electric Transmission & Distribution Business," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 3, 2005.

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

NATURAL GAS DISTRIBUTION

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 3, 2005.

     The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2004 and 2005:

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   -------------------------------
                                                      2004         2005                  2004         2005
                                                   ----------   ----------            ----------   ----------
                                                               (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues ...................................       $    1,047   $    1,506            $    4,190   $    5,009
                                                   ----------   ----------            ----------   ----------
Expenses:
   Natural gas .............................              857        1,311                 3,441        4,242
   Operation and maintenance ...............              133          141                   416          414
   Depreciation and amortization ...........               36           39                   106          116
   Taxes other than income taxes ...........               23           27                    90           91
                                                   ----------   ----------            ----------   ----------
      Total expenses .......................            1,049        1,518                 4,053        4,863
                                                   ----------   ----------            ----------   ----------
Operating Income (Loss) ....................       $       (2)  $      (12)           $      137   $      146
                                                   ==========   ==========            ==========   ==========
Throughput (in billion cubic feet (Bcf)):
   Residential .............................               15            9                   121          107
   Commercial and industrial ...............               39           38                   171          158
   Non-rate regulated ......................              113          160                   419          491
   Elimination (1) .........................              (32)         (26)                 (105)        (104)
                                                   ----------   ----------            ----------   ----------
      Total Throughput .....................              135          181                   606          652
                                                   ==========   ==========            ==========   ==========
Average number of customers:
   Residential .............................        2,777,212    2,820,629             2,791,722    2,835,306
   Commercial and industrial ...............          242,111      244,249               245,895      246,370
   Non-rate regulated ......................            6,249        6,515                 6,234        6,520
                                                   ----------   ----------            ----------   ----------
      Total ................................        3,025,572    3,071,393             3,043,851    3,088,196
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

PIPELINES AND GATHERING

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Risk Factors -- Risk Factors Affecting Our Natural Gas Distribution and Pipelines and Gathering Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 3, 2005.

     The following table provides summary data of our Pipelines and Gathering business segment for the three and nine months ended September 30, 2004 and 2005:

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   -------------------------------
                                                         2004   2005                        2004   2005
                                                         ----   ----                        ----   ----
                                                                          (IN MILLIONS)
Revenues ...................................             $108   $116                        $324   $362
                                                         ----   ----                        ----   ----
Expenses:
   Natural gas .............................                6     --                          33     25
   Operation and maintenance ...............               52     47                         122    121
   Depreciation and amortization ...........               11     12                          33     34
   Taxes other than income taxes ...........                4      5                          13     14
                                                         ----   ----                        ----   ----
      Total expenses .......................               73     64                         201    194
                                                         ----   ----                        ----   ----
Operating Income ...........................             $ 35   $ 52                        $123   $168
                                                         ====   ====                        ====   ====
Throughput (in Bcf):
   Natural Gas Sales .......................                1     --                           8      4
   Transportation ..........................              181    199                         658    700
   Gathering ...............................               79     92                         233    262
   Elimination (1) .........................               --     (1)                         (5)    (4)
                                                         ----   ----                        ----   ----
      Total Throughput .....................              261    290                         894    962
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

OTHER OPERATIONS

     The following table shows the operating loss of our Other Operations business segment for the three and nine months ended September 30, 2004 and 2005:

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   -------------------------------
                                                          2004   2005                       2004   2005
                                                          ----   ----                       ----   ----
                                                                           (IN MILLIONS)
Revenues....................................              $ 2     $4                        $  8   $ 15
Expenses....................................                6      2                          25     27
                                                          ---    ---                        ----   ----
Operating Income (Loss).....................              $(4)    $2                        $(17)  $(12)
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

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2004 filed on March 16, 2005 (CenterPoint Energy Form 10-K), which is incorporated herein by reference, and "Risk Factors" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 3, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2004 and 2005:

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                         2004    2005
                                                        -----   -----
                                                        (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................            $ 753   $ 275
   Investing activities.....................             (691)    218
   Financing activities.....................             (129)   (496)

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in the first nine months of 2005 decreased $478 million compared to the same period in 2004 primarily due to increased tax payments of $481 million, the majority of which related to the tax payment in the second quarter of 2005 associated with the sale of Texas Genco and decreased cash provided by Texas Genco of $449 million, offset by increased operating income, higher net accounts receivable/payable primarily due to higher gas prices in 2005 as compared to 2004 and the termination of excess mitigation credits effective April 29, 2005.

CASH PROVIDED BY INVESTING ACTIVITIES

     Net cash provided by investing activities increased $909 million in the first nine months of 2005 as compared to the same period in 2004 primarily due to $700 million in proceeds received from the sale of our remaining interest in Texas Genco in April 2005 and cash of Texas Genco of $316 million, partially offset by increased capital expenditures of $101 million.

CASH USED IN FINANCING ACTIVITIES

     In the first nine months of 2005, debt payments exceeded net loan proceeds by $408 million. During the first nine months of 2004, debt payments exceeded net loan proceeds by $35 million. Additionally, dividends paid in the first nine months of 2005 were $13 million higher than in the same period of 2004.

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

     On October 25, 2005, CenterPoint Energy Gas Transmission Company (CEGT), a subsidiary of CERC Corp., executed a definitive Precedent Agreement with XTO Energy Inc. (XTO) for CEGT to transport approximately 600 million cubic feet per day of XTO's natural gas production for ten years. To fulfill the requirements of the agreement, CEGT will construct a new 168-mile pipeline between Carthage, Texas and its Perryville Hub in northeast Louisiana. The $375 million pipeline will have an initial design capacity of approximately one Bcf per day. Pending authorization by FERC, the pipeline could be in service as early as the winter of 2006-2007. This agreement is expected to cause an increase in our estimated capital requirements of approximately $5 million, $353 million and $17 million in 2005, 2006 and 2007, respectively, for our Pipelines and Gathering business segment from what was previously disclosed in the Center Point Energy Form 10-K.

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

     As of November 1, 2005, we had the following credit facilities (in millions):

                                                         AMOUNT UTILIZED AT
DATE EXECUTED         COMPANY         SIZE OF FACILITY    NOVEMBER 1, 2005    TERMINATION DATE
-------------         -------         ----------------   ------------------   ----------------
March 7, 2005    CenterPoint Energy        $1,000             $271 (1)          March 7, 2010
March 7, 2005   CenterPoint Houston           200               --              March 7, 2010
March 7, 2005   CenterPoint Houston         1,310               --                   (2)
June 30, 2005        CERC Corp.               400               --              June 30, 2010

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

     Impact on Liquidity of a Downgrade in Credit Ratings. As of November 1, 2005, Moody's, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                             MOODY'S                 S&P                  FITCH
                                                       -------------------   -------------------   -------------------
COMPANY/INSTRUMENT                                     RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------------------                                     ------   ----------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured Debt............    Ba1       Stable      BBB-      Stable      BBB-      Stable
CenterPoint Houston Senior Secured Debt (First
   Mortgage Bonds)..................................    Baa2      Stable      BBB       Stable      BBB+      Stable
CERC Corp. Senior Debt..............................    Baa3      Stable      BBB       Stable      BBB       Stable

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

     - restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

     - various of the risks identified under "Risk Factors" beginning on page 51 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 3, 2005.

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

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. As discussed above, the SEC has reserved jurisdiction over payment of $300 million of dividends from CenterPoint Energy's unearned surplus or capital. Further authorization would be required to make those payments. As of September 30, 2005, we had an accumulated deficit on our Condensed Consolidated Balance Sheet. On January 26, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 10, 2005 to shareholders of record as of the close of business on February 16, 2005. On March 3, 2005, our board of directors declared a dividend of $0.10 per share of common stock payable on March 31, 2005 to shareholders of record as of the close of business on March 16, 2005. This additional first quarter dividend was declared to address technical restrictions that might have limited our ability to pay a regular dividend during the second quarter of this year. Due to the limitations imposed under the 1935 Act, we may declare and pay dividends only from earnings in the specific quarter in which the dividend is paid, absent specific authorization from the SEC approving payment of the quarterly dividend from capital or unearned surplus. There can be no assurance, however, that the SEC would authorize such payments. On June 2, 2005, our board of directors declared a dividend of $0.07 per share of common stock payable on June 30, 2005 to shareholders of record as of the close of business on June 15, 2005. On August 31, 2005, our board of directors declared a dividend of $0.07 per common share, payable on September 30, 2005, to shareholders of record as of the close of business on September 12, 2005. The dividends declared and paid for the first three quarters of 2005 totaled $0.34 per share versus $0.30 per share for the first three quarters of 2004.

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

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in the CenterPoint Energy Form 10-K filed on January 10, 2006. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2005. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005, management has re-evaluated the effectiveness of our disclosure controls and procedures.

 We determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during the three and nine months ended September 30, 2004 were each overstated by approximately $102 million and $335 million, respectively. For the three and nine months ended September 30, 2005, revenues and natural gas expenses were each overstated by approximately $145 million and $402 million, respectively, for the same reason and management concluded that a restatement of the consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Quarterly Report on Form 10-Q for the period ended September 30, 2005, we took the remedial action described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed on November 3, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                  -----------                    --------------------------------      ------------   ---------
 3.1.1    --   Amended and Restated Articles of      CenterPoint Energy's Registration           3-69502       3.1
               Incorporation of CenterPoint Energy   Statement on Form S-4

 3.1.2    --   Articles of Amendment to Amended      CenterPoint Energy's Form 10-K for the      1-31447       3.1.1
               and Restated Articles of              year ended December 31, 2001
               Incorporation of CenterPoint Energy

   3.2    --   Amended and Restated Bylaws of        CenterPoint Energy's Form 10-K for the      1-31447       3.2
               CenterPoint Energy                    year ended December 31, 2001

   3.3    --   Statement of Resolution               CenterPoint Energy's Form 10-K for the      1-31447       3.3
               Establishing Series of Shares         year ended December 31, 2001
               designated Series A Preferred Stock
               of CenterPoint Energy

   4.1    --   Form of CenterPoint Energy Stock      CenterPoint Energy's Registration           3-69502       4.1
               Certificate                           Statement on Form S-4

   4.2    --   Rights Agreement dated January 1,     CenterPoint Energy's Form 10-K for the      1-31447       4.2
               2002, between CenterPoint Energy      year ended December 31, 2001
               and JPMorgan Chase Bank, as Rights
               Agent

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

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                  -----------                    --------------------------------      ------------   ---------
 4.3.1    --   $1,310,000,000 Credit Agreement       CenterPoint Energy's Form 10-K for the      1-31447      4(g)(1)
               dated as of November 12, 2002,        year ended December 31, 2002
               among CenterPoint Houston and the
               banks named therein

 4.3.2    --   First Amendment to Exhibit 4.1.1,     CenterPoint Energy's Form 10-Q for the      1-31447      10.7
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

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                  -----------                    --------------------------------      ------------   ---------
    4.6    --  $200,000,000 Credit Agreement         CenterPoint Energy's Form 8-K dated         1-31447        4.2
               dated as of March 7, 2005 among       March 7, 2005
               CenterPoint Houston and the
               banks named therein

    4.7   --   $1,310,000,000 Credit Agreement       CenterPoint Energy's Form 8-K dated         1-31447        4.3
               dated as of March 7, 2005 among       March 7, 2005
               CenterPoint Houston and the
               banks named therein

 ++18.1   --   Preferability Letter re: Change in
               Accounting Principle

  +31.1   --   Rule 13a-14(a)/15d-14(a)
               Certification of David M.
               McClanahan

  +31.2   --   Rule 13a-14(a)/15d-14(a)
               Certification of Gary L. Whitlock

  +32.1   --   Section 1350 Certification of David
               M. McClanahan

  +32.2   --   Section 1350 Certification of Gary
               L. Whitlock

 ++99.1   --   Third Amendment to CenterPoint
               Energy, Inc. Savings Trust,
               effective as of October 27, 2004

 ++99.2   --   CenterPoint Energy Savings Plan, as
               amended and restated effective
               January 1, 2005.

 ++99.3   --   Items incorporated by reference
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

                                        CENTERPOINT ENERGY, INC.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: January 10, 2006

                                 EXHIBIT INDEX

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed on November 3, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                  -----------                    --------------------------------      ------------   ---------
 3.1.1    --   Amended and Restated Articles of      CenterPoint Energy's Registration           3-69502       3.1
               Incorporation of CenterPoint Energy   Statement on Form S-4

 3.1.2    --   Articles of Amendment to Amended      CenterPoint Energy's Form 10-K for the      1-31447       3.1.1
               and Restated Articles of              year ended December 31, 2001
               Incorporation of CenterPoint Energy

   3.2    --   Amended and Restated Bylaws of        CenterPoint Energy's Form 10-K for the      1-31447       3.2
               CenterPoint Energy                    year ended December 31, 2001

   3.3    --   Statement of Resolution               CenterPoint Energy's Form 10-K for the      1-31447       3.3
               Establishing Series of Shares         year ended December 31, 2001
               designated Series A Preferred Stock
               of CenterPoint Energy

   4.1    --   Form of CenterPoint Energy Stock      CenterPoint Energy's Registration           3-69502       4.1
               Certificate                           Statement on Form S-4

   4.2    --   Rights Agreement dated January 1,     CenterPoint Energy's Form 10-K for the      1-31447       4.2
               2002, between CenterPoint Energy      year ended December 31, 2001
               and JPMorgan Chase Bank, as Rights
               Agent

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

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                    REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                  -----------                    --------------------------------      ------------   ---------
 4.3.1    --   $1,310,000,000 Credit Agreement       CenterPoint Energy's Form 10-K for the      1-31447      4(g)(1)
               dated as of November 12, 2002,        year ended December 31, 2002
               among CenterPoint Houston and the
               banks named therein

 4.3.2    --   First Amendment to Exhibit 4.1.1,     CenterPoint Energy's Form 10-Q for the      1-31447      10.7
               dated as of September 3, 2003         quarter ended September 30, 2003

 4.3.3    --   Pledge Agreement, dated as of         CenterPoint Energy's Form 10-K for the      1-31447      4(g)(2)
               November 12, 2002 executed in         year ended December 31, 2002
               connection with Exhibit 4.1.1

  4.4     --   $1,000,000,000 Credit Agreement       CenterPoint Energy's Form 8-K dated         1-31447      4.1
               dated as of March 7, 2005, among      March 7, 2005
               CenterPoint Energy and the banks
               named therein

  4.5     --   $400,000,000 Credit Agreement,        CenterPoint Energy's Form 8-K dated         1-31447      4.1
               dated as of June 30, 2005, among      June 29, 2005
               CERC Corp., as Borrower, and the
               Initial Lenders named therein, as
               Initial Lenders

    4.6    --  $200,000,000 Credit Agreement         CenterPoint Energy's Form 8-K dated         1-31447        4.2
               dated as of March 7, 2005 among       March 7, 2005
               CenterPoint Houston and the
               banks named therein

    4.7   --   $1,310,000,000 Credit Agreement       CenterPoint Energy's Form 8-K dated         1-31447        4.3
               dated as of March 7, 2005 among       March 7, 2005
               CenterPoint Houston and the
               banks named therein

 ++18.1   --   Preferability Letter re: Change in
               Accounting Principle

  +31.1   --   Rule 13a-14(a)/15d-14(a)
               Certification of David M.
               McClanahan

  +31.2   --   Rule 13a-14(a)/15d-14(a)
               Certification of Gary L. Whitlock

  +32.1   --   Section 1350 Certification of David
               M. McClanahan

  +32.2   --   Section 1350 Certification of Gary
               L. Whitlock

 ++99.1   --   Third Amendment to CenterPoint
               Energy, Inc. Savings Trust,
               effective as of October 27, 2004

 ++99.2   --   CenterPoint Energy Savings Plan, as
               amended and restated effective
               January 1, 2005.

 ++99.3   --   Items incorporated by reference
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