Form 10-Q
period 2006-06-30
CENTERPOINT ENERGY INC
filed 2006-08-03
CIK 1130310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of August 1, 2006, CenterPoint Energy, Inc. had 311,766,506 shares of common stock outstanding, excluding 166 shares held as treasury stock.

                            CENTERPOINT ENERGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements......................................    1
            Condensed Statements of Consolidated Income
               Three Months and Six Months Ended June 30, 2005 and 2006
               (unaudited).................................................    1
            Condensed Consolidated Balance Sheets
               December 31, 2005 and June 30, 2006 (unaudited).............    2
            Condensed Statements of Consolidated Cash Flows
               Six Months Ended June 30, 2005 and 2006 (unaudited).........    4
            Notes to Unaudited Condensed Consolidated Financial
               Statements..................................................    5
         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   26
         Item 3. Quantitative and Qualitative Disclosures about Market
                    Risk...................................................   41
         Item 4. Controls and Procedures...................................   42

PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings........................................   42
         Item 1A. Risk Factors.............................................   42
         Item 4   Submission of Matters to a Vote of Security Holders......   42
         Item 5.  Other Information........................................   43
         Item 6.  Exhibits.................................................   43

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

     -    the timing and extent of changes in natural gas basis differentials;

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

     - the ability of RRI and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are a guarantor;

     -    the outcome of litigation brought by or against us;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS       SIX MONTHS
                                                                                   ENDED JUNE 30,    ENDED JUNE 30,
                                                                                  ---------------   ---------------
                                                                                   2005     2006     2005     2006
                                                                                  ------   ------   ------   ------
REVENUES ......................................................................   $1,842   $1,843   $4,437   $4,920
                                                                                  ------   ------   ------   ------
EXPENSES:
   Natural gas ................................................................    1,103    1,035    2,884    3,228
   Operation and maintenance ..................................................      325      340      638      671
   Depreciation and amortization ..............................................      136      153      266      293
   Taxes other than income taxes ..............................................       92       95      187      202
                                                                                  ------   ------   ------   ------
      Total ...................................................................    1,656    1,623    3,975    4,394
                                                                                  ------   ------   ------   ------
OPERATING INCOME ..............................................................      186      220      462      526
                                                                                  ------   ------   ------   ------
OTHER INCOME (EXPENSE):
   Gain (loss) on Time Warner investment ......................................      (18)      11      (59)      (3)
   Gain (loss) on indexed debt securities .....................................       24      (11)      63       (1)
   Interest and other finance charges .........................................     (180)    (118)    (353)    (233)
   Interest on transition bonds ...............................................       (9)     (33)     (18)     (66)
   Return on true-up balance ..................................................       35       --       69       --
   Other, net .................................................................        7        9       11       15
                                                                                  ------   ------   ------   ------
      Total ...................................................................     (141)    (142)    (287)    (288)
                                                                                  ------   ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..       45       78      175      238
   Income tax (expense) benefit ...............................................      (18)     116      (81)      44
                                                                                  ------   ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM ...................       27      194       94      282
DISCONTINUED OPERATIONS:
   Income (Loss) from Texas Genco, net of tax .................................       (3)      --       11       --
   Loss on Disposal of Texas Genco, net of tax ................................       --       --      (14)      --
                                                                                  ------   ------   ------   ------
      Total ...................................................................       (3)      --       (3)      --
                                                                                  ------   ------   ------   ------
INCOME BEFORE EXTRAORDINARY ITEM ..............................................       24      194       91      282
EXTRAORDINARY ITEM, NET OF TAX ................................................       30       --       30       --
                                                                                  ------   ------   ------   ------
NET INCOME ....................................................................   $   54   $  194   $  121   $  282
                                                                                  ======   ======   ======   ======
BASIC EARNINGS PER SHARE:
   Income from Continuing Operations ..........................................   $ 0.09   $ 0.62   $ 0.30   $ 0.91
   Discontinued Operations, net of tax ........................................    (0.01)      --    (0.01)      --
   Extraordinary Item, net of tax .............................................     0.10       --     0.10       --
                                                                                  ------   ------   ------   ------
   Net Income .................................................................   $ 0.18   $ 0.62   $ 0.39   $ 0.91
                                                                                  ======   ======   ======   ======
DILUTED EARNINGS PER SHARE:
   Income from Continuing Operations ..........................................   $ 0.09   $ 0.61   $ 0.28   $ 0.89
   Discontinued Operations, net of tax ........................................    (0.01)      --    (0.01)      --
   Extraordinary Item, net of tax .............................................     0.08       --     0.08       --
                                                                                  ------   ------   ------   ------
   Net Income .................................................................   $ 0.16   $ 0.61   $ 0.35   $ 0.89
                                                                                  ======   ======   ======   ======

        See Notes to the Company's Interim Condensed Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                       DECEMBER 31,     JUNE 30,
                                                           2005           2006
                                                       ------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents .......................        $    74       $   397
   Investment in Time Warner common stock ..........            377           374
   Accounts receivable, net ........................          1,098           765
   Accrued unbilled revenues .......................            608           217
   Natural gas inventory ...........................            294           205
   Materials and supplies ..........................             88            93
   Non-trading derivative assets ...................            131           107
   Taxes receivable ................................             53            --
   Prepaid expenses and other current assets .......            168           239
                                                       ------------   -----------
      Total current assets .........................          2,891         2,397
                                                       ------------   -----------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...................         11,558        11,862
   Less accumulated depreciation and amortization ..         (3,066)       (3,187)
                                                       ------------   -----------
      Property, plant and equipment, net ...........          8,492         8,675
                                                       ------------   -----------
OTHER ASSETS:
   Goodwill ........................................          1,709         1,709
   Other intangibles, net ..........................             56            55
   Regulatory assets ...............................          2,955         2,890
   Non-trading derivative assets ...................            104            79
   Other ...........................................            909           904
                                                       ------------   -----------
      Total other assets ...........................          5,733         5,637
                                                       ------------   -----------
         TOTAL ASSETS ..............................        $17,116       $16,709
                                                       ============   ===========

        See Notes to the Company's Interim Condensed Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         DECEMBER 31,     JUNE 30,
                                                                             2005           2006
                                                                         ------------   -----------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt .................        $    73       $   126
   Current portion of other long-term debt ...........................            266           519
   Indexed debt securities derivative ................................            292           294
   Accounts payable ..................................................          1,161           466
   Taxes accrued .....................................................            167           149
   Interest accrued ..................................................            122           176
   Non-trading derivative liabilities ................................             43           103
   Accumulated deferred income taxes, net ............................            385           373
   Other .............................................................            505           370
                                                                         ------------   -----------
      Total current liabilities ......................................          3,014         2,576
                                                                         ------------   -----------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ............................          2,474         2,400
   Unamortized investment tax credits ................................             46            42
   Non-trading derivative liabilities ................................             35            89
   Benefit obligations ...............................................            475           455
   Regulatory liabilities ............................................            728           822
   Other .............................................................            480           266
                                                                         ------------   -----------
      Total other liabilities ........................................          4,238         4,074
                                                                         ------------   -----------
LONG-TERM DEBT:
   Transition bonds ..................................................          2,407         2,335
   Other .............................................................          6,161         6,220
                                                                         ------------   -----------
      Total long-term debt ...........................................          8,568         8,555
                                                                         ------------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
   Common stock (310,324,739 shares and 311,630,055 shares outstanding
      at December 31, 2005 and June 30, 2006, respectively) ..........              3             3
   Additional paid-in capital ........................................          2,931         2,949
   Accumulated deficit ...............................................         (1,600)       (1,411)
   Accumulated other comprehensive loss ..............................            (38)          (37)
                                                                         ------------   -----------
      Total shareholders' equity .....................................          1,296         1,504
                                                                         ------------   -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................        $17,116       $16,709
                                                                         ============   ===========

        See Notes to the Company's Interim Condensed Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                           2005    2006
                                                                                          -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................         $ 121   $ 282
   Discontinued operations, net of tax ..........................................             3      --
   Extraordinary item, net of tax ...............................................           (30)     --
                                                                                          -----   -----
   Income from continuing operations ............................................            94     282
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .............................................           266     293
      Amortization of deferred financing costs ..................................            40      28
      Deferred income taxes .....................................................            48    (105)
      Tax and interest reserves reductions related to ZENS and ACES .............            --    (119)
      Investment tax credit .....................................................            (4)     (4)
      Unrealized loss on Time Warner investment .................................            59       3
      Unrealized loss (gain) on indexed debt securities .........................           (63)      1
      Write-down of natural gas inventory .......................................            --      30
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net .........................           559     743
         Inventory ..............................................................             9      62
         Taxes receivable .......................................................            (6)     53
         Accounts payable .......................................................          (305)   (697)
         Fuel cost over (under) recovery/surcharge ..............................           (47)     76
         Non-trading derivatives, net ...........................................             1      13
         Margin deposits, net ...................................................             7    (113)
         Interest and taxes accrued .............................................          (483)     36
         Net regulatory assets and liabilities ..................................          (133)     54
         Other current assets ...................................................             5     (86)
         Other current liabilities ..............................................           (18)    (34)
         Other assets ...........................................................             2      --
         Other liabilities ......................................................            18     (14)
      Other, net ................................................................             5      15
                                                                                          -----   -----
            Net cash provided by operating activities of continuing operations ..            54     517
            Net cash used in operating activities of discontinued operations ....           (38)     --
                                                                                          -----   -----
            Net cash provided by operating activities ...........................            16     517
                                                                                          -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................................          (310)   (381)
   Proceeds from sale of Texas Genco ............................................           700      --
   Decrease in restricted cash of Texas Genco ...................................           383      --
   Purchase of minority interest in Texas Genco .................................          (383)     --
   Decrease in cash of Texas Genco ..............................................            23      --
   Increase in restricted cash of transition bond companies .....................            --      (6)
   Other, net ...................................................................            (1)     (9)
                                                                                          -----   -----
            Net cash provided by (used in) investing activities .................           412    (396)
                                                                                          -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings, net .......................................            75      --
   Proceeds from issuance of long-term debt .....................................            --     324
   Long-term revolving credit facilities, net ...................................          (119)     (3)
   Payments of long-term debt ...................................................           (61)    (28)
   Debt issuance costs ..........................................................            (6)     (4)
   Payment of common stock dividends ............................................           (83)    (93)
   Proceeds from issuance of common stock, net ..................................             8       6
   Other ........................................................................             1      --
                                                                                          -----   -----
            Net cash provided by (used in) financing activities .................          (185)    202
                                                                                          -----   -----
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................           243     323
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................           165      74
                                                                                          -----   -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................         $ 408   $ 397
                                                                                          =====   =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest, net of capitalized interest ........................................         $ 329   $ 226
   Income taxes .................................................................           457     112

        See Notes to the Company's Interim Condensed Financial Statements

                    CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy, or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2005 (CenterPoint Energy Form 10-K).

     Background. CenterPoint Energy is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan (Texas electric restructuring law).

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date the Company and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005) which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, on June 14, 2006, the Company filed with the FERC the required notification of its status as a public utility holding company. On April 24, 2006, the FERC proposed additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that make allocations to public utilities regulated by the FERC under the Federal Power Act. Although the Company provides services to its subsidiaries through a service company, CenterPoint Energy Service Company, LLC, its service company would not be subject to the service company rules.

     The Company's operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2006, the Company's indirect wholly owned subsidiaries included:

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

     The Company's Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications relate to a new reportable business segment discussed in Note 13 and do not affect net income.

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

     The Company recorded an after-tax loss of $3 million for each of the three and six month periods ended June 30, 2005 related to the operations of Texas Genco. General corporate overhead, previously allocated to Texas Genco from the Company, was less than $1 million for each of the three and six month periods ended June 30, 2005. These amounts were not eliminated by the sale of Texas Genco and have been excluded from income from discontinued operations and reflected as general corporate overhead of the Company in income from continuing operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Interim Condensed Financial Statements present these operations as discontinued operations in accordance with SFAS No. 144.

     Revenues related to Texas Genco included in discontinued operations for the three and six months ended June 30, 2005 were $5 million and $62 million, respectively. Income from these discontinued operations for the three and six months ended June 30, 2005 is reported net of income tax (benefit) expense of $(2) million and $4 million, respectively.

(3) EMPLOYEE BENEFIT PLANS

     The Company's net periodic cost includes the following components relating to pension and postretirement benefits:

                                                         THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------
                                                      2005                        2006
                                           -------------------------   -------------------------
                                           PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                           BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                           --------   --------------   --------   --------------
                                                             (IN MILLIONS)
Service cost ...........................     $  8          $--           $  9          $--
Interest cost ..........................       25            7             24            7
Expected return on plan assets .........      (35)          (3)           (36)          (3)
Amortization of prior service cost .....       (1)           1             (2)           1
Amortization of net loss ...............       10           --             13           --
Amortization of transition obligation ..       --            2             --            2
                                             ----          ---           ----          ---
Net periodic cost ......................     $  7          $ 7           $  8          $ 7
                                             ====          ===           ====          ===

                                                         SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------
                                                      2005                        2006
                                           -------------------------   -------------------------
                                           PENSION    POSTRETIREMENT   PENSION    POSTRETIREMENT
                                           BENEFITS      BENEFITS      BENEFITS      BENEFITS
                                           --------   --------------   --------   --------------
                                                             (IN MILLIONS)
Service cost ...........................     $ 17           $ 1          $ 18           $ 1
Interest cost ..........................       48            14            48            13
Expected return on plan assets .........      (69)           (6)          (71)           (6)
Amortization of prior service cost .....       (3)            1            (4)            1
Amortization of net loss ...............       22            --            24            --
Amortization of transition obligation ..       --             4            --             4
Benefit enhancement ....................       --            --             8             1
                                             ----           ---          ----           ---
Net periodic cost ......................     $ 15           $14          $ 23           $14
                                             ====           ===          ====           ===

     The Company expects to contribute approximately $26 million to its postretirement benefits plan in 2006, of which $13 million had been contributed as of June 30, 2006.

     Contributions to the pension plan are not required in 2006. In addition to the Company's non-contributory pension plan, the Company maintains a non-qualified benefit restoration plan. The net periodic cost associated with this plan for the three-month periods ended June 30, 2005 and 2006 was $2 million and $1 million, respectively, and $3 million for each of the six-month periods ended June 30, 2005 and 2006.

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

(4) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in the first quarter of 2007 and is currently evaluating the impact the adoption will have on the Company's financial position.

(5) REGULATORY MATTERS

(A) RECOVERY OF TRUE-UP BALANCE

     In March 2004, CenterPoint Houston filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from CenterPoint Houston's initial request. CenterPoint Houston and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin, and oral argument has been scheduled for September 27, 2006. No amounts related to the district court's judgment have been recorded in the consolidated financial statements.

     Among the issues raised in CenterPoint Houston's appeal of the True-Up Order is the Texas Utility Commission's reduction of CenterPoint Houston's stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former electric generation assets. Such reduction was considered in the Company's recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. In a recent Private Letter Ruling issued to a Texas utility on facts similar to CenterPoint Houston's, the IRS, without referencing its proposed regulations, ruled that a normalization violation would occur if ADITC and EDFIT were required to be returned to customers. Based on that ruling and the proposed regulations, if the Texas Utility Commission's order on this issue is not reversed on appeal or the amount of the tax benefits is not otherwise restored by the Texas Utility Commission, the IRS is likely to consider that a normalization violation has occurred. If so, the IRS could require the Company to pay an amount equal to CenterPoint Houston's unamortized ADITC balance as of the date that the normalization violation was deemed to have occurred. In addition, if a normalization violation is deemed to have occurred, the IRS could also deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits. If a normalization violation should ultimately be found to exist, it could have an adverse impact on the Company's results of operations, financial condition and cash flows. However, the Company and CenterPoint Houston are vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

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

     In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC which will collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes CenterPoint Houston to impose a charge on retail electric providers (REPs) to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Effective September 13, 2005, the return on the CTC portion of the true-up balance is included in CenterPoint Houston's tariff-based revenues. During the three and six months ended June 30, 2006, CenterPoint Houston recognized approximately $18 million and $35 million, respectively, in CTC operating income. As of June 30, 2006, the Company had not recorded an allowed equity return of $241 million on its true-up balance because such return is being recognized as it is recovered in the future.

     Certain parties appealed the CTC Order to the 98th District Court in Travis County. In May 2006, the district court issued an order reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the grounds that the Texas Supreme Court had previously invalidated that entire section of the rule. Second, the district court reversed the Texas Utility Commission's ruling that allows CenterPoint Houston to recover through the CTC the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of the Company's electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers who have switched to new on-site generation. The Company and CenterPoint Houston disagree with the district court's conclusions and in May 2006 appealed this decision to the court of appeals and, if required, plans to seek further review from the Texas Supreme Court. CenterPoint Houston's brief is due to be filed in the court of appeals in August 2006. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The 11.075 percent interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company's or CenterPoint Houston's financial condition, results of operations or cash flows.

In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. In June 2006, the Texas Utility Commission adopted the revised rule as recommended by the Staff. The rule, which applies to CenterPoint Houston, reduces carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is expected to be approximately $18 million per year for the first year with lesser impacts in subsequent years. On July 17, 2006, CenterPoint Houston made a compliance filing necessary to implement the rule changes effective August 1, 2006 per the settlement agreement discussed in Note 5(d) below.

(B) FINAL FUEL RECONCILIATION

     The results of the Texas Utility Commission's final decision related to CenterPoint Houston's final fuel reconciliation are a component of the True-Up Order. CenterPoint Houston has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. A judgment was entered by a Travis County court in May 2005 affirming the Texas Utility Commission's decision. CenterPoint Houston filed an appeal to the 3rd Court of Appeals in Austin in June 2005, and in April 2006, the 3rd Court of Appeals issued an order affirming the Texas Utility Commission's decision. CenterPoint Houston has until August 16, 2006 to file an appeal with the Texas Supreme Court.

(C) REMAND OF 2001 UNBUNDLED COST OF SERVICE (UCOS) ORDER

     The 3rd Court of Appeals in Austin remanded to the Texas Utility Commission an issue that was decided by the Texas Utility Commission in CenterPoint Houston's 2001 UCOS proceeding. In its remand order, the court ruled that the Texas Utility Commission had failed to adequately explain its basis for its determination of certain projected transmission capital expenditures. The Court of Appeals ordered the Texas Utility Commission to reconsider that determination on the basis of the record that existed at the time of the Texas Utility Commission's original order. In April 2006, the Texas Utility Commission opined orally that the rate base should be reduced by $57 million and instructed its Staff to quantify the effect on CenterPoint Houston's rates. In the settlement of the CenterPoint Houston rate proceeding described in Note 5(d) below, the parties to the remand proceeding have agreed to settle all issues that could be raised in the remand. Under the terms of that settlement, CenterPoint Houston will add riders to its tariff rates under which it will provide rate credits to retail and wholesale customers for a total of approximately $8 million per year until a total of $32 million has been credited to customers under those tariff riders. CenterPoint Houston reduced revenues and established a corresponding regulatory liability for $32 million in the second quarter of 2006 to reflect this obligation.

(D) RATE CASES

NATURAL GAS DISTRIBUTION

SOUTHERN GAS OPERATIONS

     Mississippi. In February 2006, the Mississippi Public Service Commission
(MPSC) approved a $1 million annual increase in miscellaneous service charges for Southern Gas Operations, and in March 2006, the MPSC approved a Rate Regulation Adjustment resulting in a $2 million annual increase in general service rates. In June 2006, the MPSC approved a January 2006 application for a one-time recovery of approximately $2 million of costs related to Hurricane Katrina.

     Texas. In April 2005, the Railroad Commission of Texas (Railroad Commission) established new gas tariffs that increased Southern Gas Operations' base rate and service revenues by a combined $2 million annually in the unincorporated environs of its Beaumont/East Texas and South Texas Divisions. In June and August 2005, Southern Gas Operations filed requests to implement these same rates within the incorporated cities located in the two divisions. The proposed rates were approved or became effective by operation of law in all but five of these cities, which cities denied the rate change requests. Southern Gas Operations appealed the actions of these five cities to the Railroad Commission. Additionally, 19 cities where new rates had already gone into effect subsequently challenged the jurisdictional and statutory basis for implementation of those rates. Southern Gas Operations petitioned the Railroad Commission for an order declaring that the new rates had been properly established within these 19 cities.

     During the second quarter of 2006, Southern Gas Operations reached settlement agreements with the last of the cities that were parties to the Railroad Commission proceedings.

     Once all settlement rates are implemented in all jurisdictions including unincorporated areas, Southern Gas Operations' base rates and miscellaneous service charges are expected to increase by a total of $17 million annually over the pre-April 2005 levels. Approximately $4 million of this increase was reflected in the Company's 2005 revenues. The Company expects approximately $16 million will be reflected in revenues in 2006, and the total $17 million will be reflected in revenues in 2007. Approximately $3 million of expenditures related to these rate cases was charged to expense during the second quarter of 2006. The settlements also provide that these new rates will not change over the next three to five years.

MINNESOTA GAS

     In April 2006, Minnesota Gas revised its gas cost filing for the twelve months ended June 30, 2005, which had not yet been approved by the Minnesota Public Utilities Commission (MPUC). Minnesota Gas refined its unbilled revenue estimate to more accurately reflect the effect of lost and unaccounted for gas. As a result, Minnesota Gas determined that its gas costs for the years ended June 30, 2001 through June 30, 2005 were understated. Minnesota Gas' revised gas cost filing requested approximately $9 million in additional recovery for the twelve months ended June 30, 2005. The amended filing also requested recovery of approximately $13 million related to the period from July 1, 2000 through June 30, 2004 and a waiver from the MPUC rules allowing recovery of such costs, since the gas costs for those years had been previously approved. The filing proposes recovery of the 2001-2004 costs over a 3-year period beginning in 2007.

     In November 2005, Minnesota Gas filed a request with the MPUC to increase annual rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. Any excess of amounts collected under the interim rates over the amounts approved in final rates is subject to refund to customers. Hearings were held in April and June 2006 and a decision by the MPUC is expected in late 2006.

     In December 2004, the MPUC opened an investigation to determine whether Minnesota Gas' practices regarding restoring natural gas service during the period between October 15 and April 15 (Cold Weather Period) are in compliance with the MPUC's Cold Weather Rule (CWR), which governs disconnection and reconnection of customers during the Cold Weather Period. In June 2005, the Minnesota Office of the Attorney General (OAG) issued its report alleging Minnesota Gas had violated the CWR and recommended a $5 million penalty. In addition, in June 2005, CERC was named in a suit filed in the United States District Court, District of Minnesota on behalf of a purported class of customers who allege that Minnesota Gas' conduct under the CWR was in violation of the law. On March 28, 2006 the court gave preliminary approval to a $13.5 million settlement which, if ultimately approved by the court following a hearing, will resolve all but one small claim against Minnesota Gas which have or could have been asserted by residential natural gas customers in the CWR class action. A further hearing by the court to consider approval of this settlement is expected during the third quarter of 2006. If also approved by the MPUC, the settlement will resolve the claims made by the OAG. During the fourth quarter 2005, CERC established a litigation reserve to cover the anticipated settlement costs under the terms of this settlement.

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

     In December 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding concerning the reasonableness of CenterPoint Houston's existing rates for transmission and distribution service and to require CenterPoint Houston to make a filing by April 15, 2006 to justify or change those rates. In April 2006, CenterPoint Houston filed cost data and other information that supported the current rates.

     On July 31, 2006, CenterPoint Houston entered into a settlement agreement with the parties to the proceeding that would resolve the issues raised in this matter. Under the terms of the agreement, CenterPoint Houston's base rate revenues will be reduced by a net of approximately $58 million per year. Also, CenterPoint Houston will commit to increase its energy efficiency expenditures by an additional $10 million per year over the $13 million included in existing rates. The expenditures will be made to benefit both residential and commercial customers. CenterPoint Houston also will fund $10 million per year for programs providing financial assistance to qualified low-income customers in its service territory.

     The agreement provides for a rate freeze until June 30, 2010 under which CenterPoint Houston will not seek to increase its base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustments for changes related to certain transmission costs, implementation of the Texas Utility Commission's recently-adopted change to its CTC rule and certain other changes. The rate freeze does not apply to changes required to reflect the result of currently pending appeals of the True-Up Order, the pending appeal of the Texas Utility Commission's order regarding CenterPoint Houston's final fuel reconciliation, the appeal of the order implementing CenterPoint Houston's CTC or the implementation of transition charges associated with current and future securitizations. In addition, CenterPoint Houston will not be required to file annual earnings reports for the calendar years 2006 through 2008, but will file an earnings report for 2009 no later than March 1, 2010. CenterPoint Houston must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the Texas Utility Commission staff and certain cities with original jurisdiction notify CenterPoint Houston that such a filing is unnecessary.

     The agreement does not provide for an increased storm reserve, but will permit CenterPoint Houston to amortize its expenditures related to Hurricane Rita of approximately $4 million per year over a seven-year period and to amortize regulatory expenses of approximately $2 million per year over a four-year period, both beginning in the month following the final order. The agreement will result in a determination that franchise fees payable by CenterPoint Houston under new franchise agreements with the City of Houston and certain other municipalities in CenterPoint Houston's service area are deemed reasonable and necessary, and other revised tariffs proposed in CenterPoint Houston's filing package will go into effect along with the revised base rates.

     The agreement also resolves all issues that could be raised in the Texas Utility Commission's proceeding to review its decision in CenterPoint Houston's 2001 UCOS case. See Note 5(c) above.

     CenterPoint Houston filed the Stipulation and Agreement with the Texas Utility Commission. Assuming a favorable recommendation on the agreement is issued by the administrative law judges, the agreement is expected to be considered by the Texas Utility Commission later this year.

(E) CITY OF TYLER, TEXAS DISPUTE

     In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute was referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In May 2005, the Railroad Commission issued a final order finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. The City of Tyler appealed this order to a Travis County District Court, but in April 2006, Southern Gas Operations and the City of Tyler reached a settlement regarding the rates in the City of Tyler and other aspects of the dispute between them. As contemplated by that settlement, the City of Tyler's appeal to the district court was dismissed on July 31, 2006, and the Railroad Commission's final order and findings are no longer subject to further review or modification.

(6) DERIVATIVE INSTRUMENTS

     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options (Energy Derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.

     Cash Flow Hedges. During each of the six month periods ended June 30, 2005 and 2006, hedge ineffectiveness resulted in a gain of less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Condensed Statements of Consolidated Income under the "Expenses" caption "Natural gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2006, the Company expects $1 million ($0.6 million after-tax) in accumulated other comprehensive loss to be reclassified as an increase in Natural gas expense during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years with a limited amount of exposure up to ten years. The Company's policy is not to exceed ten years in hedging its exposure.

     Other Derivative Financial Instruments. The Company enters into certain derivative financial instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). While the Company utilizes these financial instruments to manage physical commodity price risks, it does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2005 and 2006, the Company recognized net gains of $4 million and net losses of less than $1 million, respectively, on these derivative financial instruments which are included in the Condensed Statements of Consolidated Income under the "Expenses" caption "Natural gas." During the six months ended June 30, 2005 and 2006, the Company recognized net gains of $6 million and net losses of $8 million, respectively.

     Interest Rate Swaps. During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive loss and is being amortized into interest expense over the five-year life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive loss for each of the six-month periods ended June 30, 2005 and 2006 was $15 million. As of June 30, 2006, the Company expects $31 million ($20 million after-tax) in accumulated other comprehensive loss to be amortized during the next twelve months.

(7) GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2005 and June 30, 2006 by reportable business segment is as follows (in millions):

Natural Gas Distribution...............................................   $  746
Pipelines and Field Services...........................................      604
Competitive Natural Gas Sales and Services.............................      339
Other Operations.......................................................       20
                                                                          ------
   Total...............................................................   $1,709
                                                                          ======

     The components of the Company's other intangible assets consist of the following:

                                  DECEMBER 31, 2005           JUNE 30, 2006
                               -----------------------   -----------------------
                               CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                               --------   ------------   --------   ------------
                                                (IN MILLIONS)
Land Use Rights.............      $55         $(14)         $55        $(14)
Other.......................       22           (7)          22          (8)
                                  ---         ----          ---        -----
   Total....................      $77         $(21)         $77        $(22)
                                  ===         ====          ===        =====

     Amortization expense for other intangibles during each of the three-month periods ended June 30, 2005 and 2006 was less than $1 million. Amortization expense for other intangibles during each of the six-month periods ended June 30, 2005 and 2006 was $1 million. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows (in millions):

2006........................   $ 1
2007........................     3
2008........................     3
2009........................     3
2010........................     2
2011........................     2
                               ---
   Total....................   $14
                               ===

(8) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                                FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                --------------------------   ------------------------
                                                                         2005   2006                2005   2006
                                                                         ----   ----                ----   ----
                                                                                    (IN MILLIONS)
Net income ..................................................            $54    $194                $121   $282
                                                                         ---    ----                ----   ----
Other comprehensive income:
   Net deferred gain (loss) from cash flow hedges ...........              1      (2)                 10     (5)
   Reclassification of deferred loss from cash
      flow hedges realized in net income ....................              2       9                   8      6
   Other comprehensive income from discontinued operations ..              4      --                   4     --
                                                                         ---    ----                ----   ----
Other comprehensive income ..................................              7       7                  22      1
                                                                         ---    ----                ----   ----
Comprehensive income ........................................            $61    $201                $143   $283
                                                                         ===    ====                ====   ====

     The following table summarizes the components of accumulated other comprehensive loss:

                                                                DECEMBER 31,   JUNE 30,
                                                                   2005          2006
                                                                ------------   --------
                                                                     (IN MILLIONS)
Minimum pension liability adjustment.........................      $(15)         $(15)
Net deferred loss from cash flow hedges......................       (23)          (22)
                                                                   ----          ----
Total accumulated other comprehensive loss ..................      $(38)         $(37)
                                                                   ====          ====

(9) CAPITAL STOCK

     CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2005, 310,324,905 shares of CenterPoint Energy common stock were issued and 310,324,739 shares of CenterPoint Energy common stock were outstanding. At June 30, 2006, 311,630,221 shares of CenterPoint Energy common stock were issued and 311,630,055 shares of CenterPoint Energy common stock were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2005 and June 30, 2006.

(10) LONG-TERM DEBT AND RECEIVABLES FACILITY

(A) LONG-TERM DEBT

     Senior Notes. In May 2006, CERC Corp. issued $325 million aggregate principal amount of senior notes due in May 2016 with an interest rate of 6.15%. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt (including $145 million of CERC's 8.90% debentures due December 15, 2006), capital expenditures and working capital.

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

     As of June 30, 2006, the Company had no borrowings and approximately $28 million of outstanding letters of credit under its $1.2 billion credit facility, CenterPoint Houston had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility and CERC Corp. had no borrowings under its $550 million credit facility. Additionally, the Company, CenterPoint Houston and CERC Corp. were in compliance with all covenants as of June 30, 2006.

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

     On December 17, 2003, the Company issued $255 million aggregate principal amount of convertible senior notes due January 15, 2024 with an interest rate of 2.875%. Holders may convert each of their notes into shares of CenterPoint Energy common stock at a conversion rate of 79.0165 shares of common stock per $1,000 principal amount of notes at any time prior to maturity, under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody's and S&P are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company's assets, debt securities or certain rights to purchase the Company's securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The notes originally had a conversion rate of 78.0640 shares of common stock per $1,000 principal amount of notes. However, effective February 16, 2006, the conversion rate increased to 79.0165 in accordance with the terms of the notes due to an increase in the amount of the dividend per common share paid by the Company in the first quarter of 2006.

     Under the original terms of these convertible senior notes, CenterPoint Energy could elect to satisfy part or all of its conversion obligation by delivering cash in lieu of shares of CenterPoint Energy. On December 13, 2004, the Company entered into a supplemental indenture with respect to these convertible senior notes in order to eliminate its right to settle the conversion of the notes solely in shares of its common stock. Holders have the right to require the Company to purchase all or any portion of the notes for cash on January 15, 2007, January 15, 2012 and January 15, 2017 for a purchase price equal to 100% of the principal amount of the notes. As of June 30, 2006, these notes were classified as current portion of other long-term debt in the Condensed Consolidated Balance Sheets. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after January 15, 2007, in the event that the average trading price of a note for the applicable five-trading-day period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average trading price of the note for the applicable five-trading-day period.

     Junior Subordinated Debentures (Trust Preferred Securities). In February 1997, a Delaware statutory business trust created by CenterPoint Energy (HL&P Capital Trust II) issued to the public $100 million aggregate amount of capital securities. The trust used the proceeds of the offering to purchase junior subordinated debentures issued by CenterPoint Energy having an interest rate and maturity date that correspond to the distribution rate and the mandatory redemption date of the capital securities. The amount of outstanding junior subordinated debentures discussed above was included in long-term debt as of December 31, 2005 and June 30, 2006.

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

     The capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, CenterPoint Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, CenterPoint Energy may not pay dividends on its capital stock. As of June 30, 2006, no interest payments on the junior subordinated debentures had been deferred.

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of the capital securities of the trust described above and the identity and similar terms of the related series of junior subordinated debentures are as follows:

                                              AGGREGATE LIQUIDATION
                                                  AMOUNTS AS OF        DISTRIBUTION     MANDATORY
                                            ------------------------       RATE/       REDEMPTION
                                            DECEMBER 31,   JUNE 30,      INTEREST         DATE/
                   TRUST                        2005         2006          RATE       MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
                   -----                    ------------   ---------   ------------   -------------   ------------------------------
                                                  (IN MILLIONS)
HL&P Capital Trust II....................       $100         $100         8.257%      February 2037   8.257% Junior Subordinated
                                                                                                      Deferrable Interest Debentures
                                                                                                      Series B

(B) RECEIVABLES FACILITY

     In January 2006, CERC's $250 million receivables facility was extended to January 2007. As of June 30, 2006, no amounts were funded under CERC's receivables facility. The facility was temporarily increased to $375 million for the period from January 2006 to June 2006.

     Funding under the receivables facility averaged $181 million and $121 million for the six months ended June 30, 2005 and 2006, respectively. Sales of receivables were approximately $424 million and $209 million for the three months ended June 30, 2005 and 2006, respectively, and $944 million and $555 million for the six months ended June 30, 2005 and 2006, respectively.

(11) COMMITMENTS AND CONTINGENCIES

(A) NATURAL GAS SUPPLY COMMITMENTS

     Natural gas supply commitments include natural gas contracts related to the Company's natural gas distribution and competitive natural gas sales and services operations, which have various quantity requirements and durations that are not classified as non-trading derivatives assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006 as these contracts meet the SFAS No. 133 exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts which do not meet the definition of a derivative. Minimum payment obligations for natural gas supply contracts are approximately $367 million for the remaining six months in 2006, $627 million in 2007, $174 million in 2008, $118 million in 2009, $118 million in 2010 and $721 million in 2011 and thereafter.

(B) CAPITAL COMMITMENTS

     In October 2005, CenterPoint Energy Gas Transmission Company (CEGT), a wholly owned subsidiary of CERC Corp., signed a 10-year firm transportation agreement with XTO Energy (XTO) to transport 600 million cubic feet (MMcf) per day of natural gas from Carthage, Texas to CEGT's Perryville hub in Northeast Louisiana. To accommodate this transaction, CEGT filed a certificate application with the FERC in March 2006 to build a 172 mile, 42-inch diameter pipeline, and related compression facilities at an estimated cost of $425 million. The capacity of the pipeline under this filing will be 1.275 billion cubic feet
(Bcf) per day. CEGT has signed firm contracts for substantially the full capacity of the pipeline. Based on strong interest expressed in an open season earlier this year, and subject to FERC approval, CERC expects to expand capacity of the pipeline to 1.5 Bcf per day. During the four-year period subsequent to the in-service date of the pipeline, XTO can request, and subject to mutual negotiations that meet specific financial parameters, CEGT would construct a 67 mile extension from CEGT's Perryville hub to an interconnect with Texas Eastern Gas Transmission at Union Church, Mississippi.

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

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in California, Colorado and Nevada and in state court in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.

     The Company and/or Reliant Energy have been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2006 and are pending in California state court in San Diego County, in Nevada state court in Clark County, in federal district court in Colorado, Nevada and the Northern District of California and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Houston and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.

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

     On August 12, 2005, RRI reached a settlement with the FERC enforcement staff, the states of California, Washington and Oregon, California's three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission, and by the courts in which the class action cases are pending. Two parties have appealed the courts' approval of the settlement to the Ninth Circuit Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC's order approving the settlement, which the FERC denied in May 2006. That party has filed for review of the FERC's orders in the Ninth Circuit Court of Appeals. The Company is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when the Company was an affiliate of RRI. The terms of the settlement do not require payment by the Company.

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

     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CEGT, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CERC, Entex Gas Marketing Company, CEGT, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., CenterPoint Energy - Mississippi River Transmission Corp. (CEMRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped as defendants CEGT and CEMRT. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state and municipal regulatory authorities. The allegations in these cases are similar to those asserted in the City of Tyler proceeding, as described in Note 5(e). The Company and CERC do not expect the outcome of these matters to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

     Pipeline Safety Compliance. Pursuant to an order from the Minnesota Office of Pipeline Safety, CERC substantially completed removal of certain non-code-compliant components from a portion of its distribution system by December 2, 2005. The components were installed by a predecessor company, which was not affiliated with CERC during the period in which the components were installed. In November 2005, Minnesota Gas filed a request with the MPUC to recover the capitalized expenditures (approximately $39 million) and related expenses, together with a return on the capitalized portion through rates as part of its existing rate case as further discussed in Note 5(d).

     Minnesota Cold Weather Rule. For a discussion of this matter, see Note 5(d) above.

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

     At June 30, 2006, CERC had accrued $14 million for remediation of these Minnesota sites. At June 30, 2006, the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2006, CERC has collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

     In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in two lawsuits, one filed in United States District Court, District of Maine and the other filed in Middle District of Florida, Jacksonville Division, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of one of the lawsuits. In March 2005, the federal district court considering the suit for contribution in Florida granted CERC's motion to dismiss on the grounds that CERC was not an "operator" of the site as had been alleged. The plaintiff in that case has filed an appeal of the court's dismissal of CERC. In June 2006 the federal district court in Maine that is considering the other suit ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of those sites under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting those suits and its designation as a PRP.

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

     Asbestos. Some facilities owned by the Company contain or have contained asbestos insulation and other asbestos-containing materials. The Company or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by the Company, but most existing claims relate to facilities previously owned by the Company or its subsidiaries. The Company anticipates that additional claims like those received may be asserted in the future. In 2004, the Company sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP (NRG). Under the terms of the arrangements regarding separation of the generating business from the Company and its sale to Texas Genco LLC, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by Texas Genco LLC and its successor, but the Company has agreed to continue to defend such claims to the extent they are covered by insurance maintained by the Company, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, the Company intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

OTHER PROCEEDINGS

     The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company does not expect the disposition of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

TAX CONTINGENCIES

     CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year.

     In the audits of the 1997 through 2003 tax years, the IRS proposed to disallow all deductions for original issue discount (OID) including interest paid relating to the Company's 2.0% Zero Premium Exchangeable Subordinated Notes
(ZENS), and the interest paid on the 7% Automatic Common Exchange Securities
(ACES), redeemed in 1999. The IRS contended that (1) those instruments, in combination with the Company's long position in TW Common, constituted a straddle under Sections 1092 and 246 of the Internal Revenue Code of 1986, as amended and (2) the indebtedness underlying those instruments was incurred to carry the TW Common.

     The Company reached agreement with the IRS on terms of a settlement regarding the tax treatment of the Company's ZENS and its former ACES. On July 17, 2006, the Company signed a Closing Agreement prepared by the IRS and the Company for the tax years 1999 through 2029 with respect to the ZENS issue. The agreement reached with the IRS and the Closing Agreement are subject to approval by the Joint Committee on Taxation of the U.S. Congress. Under the terms of the agreement reached with the IRS, the Company will pay approximately $64 million in previously accrued taxes associated with the ACES and the ZENS and will reduce its future interest deductions associated with the ZENS. As a result of the agreement reached with the IRS, the Company reduced its previously accrued tax and related interest reserves by approximately $119 million in the second quarter of 2006, and will no longer accrue a quarterly reserve.

     The Company has also established reserves for other significant tax items including issues relating to prior acquisitions and dispositions of business operations, certain positions taken with respect to state tax filings and certain items related to employee benefits. The total amount reserved for the other tax items was approximately $60 million and $44 million as of December 31, 2005 and June 30, 2006, respectively.

GUARANTEES

     Prior to the Company's distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI's trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guarantee obligations prior to separation, but when separation occurred in September 2002, RRI had been unable to extinguish all obligations. To secure the Company and CERC against obligations under the remaining guarantees, RRI agreed to provide cash or letters of credit for the benefit of CERC and the Company, and agreed to use commercially reasonable efforts to extinguish the remaining guarantees. The Company's current exposure under the remaining guarantees relates to CERC's guarantee of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year in 2006 through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. As a result of changes in market conditions, the Company's potential exposure under that guarantee currently exceeds the security provided by RRI. The Company has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of CERC's obligations under the guarantee, and the Company and RRI are pursuing other alternatives. On June 30, 2006, the RRI trading subsidiary and CERC jointly filed a complaint at the FERC against the counterparty on the CERC guarantee. In the complaint, the RRI trading subsidiary seeks a determination by the FERC that the security held by the counterparty exceeds the level permitted by the FERC's policies. The complaint asks the FERC to require the counterparty to release CERC from its guarantee obligation and, in its place accept (i) a guarantee from RRI of the obligations of the RRI trading subsidiary, and (ii) letters of credit equal to (A) one year of demand charges for a transportation agreement related to a 2003 expansion of the counterparty's pipeline, and (B) three months of demand charges for three other transportation agreements held by the RRI trading subsidiary. On July 20, 2006, the counterparty filed its answer to the complaint, arguing that CERC is contractually bound to continue the guarantee and that the amount of the guarantee does not violate the FERC's policies. The complaint is in its beginning stages, and it is presently unknown what action the FERC may take on the complaint. The RRI trading subsidiary continues to meet its obligations under the transportation contracts.

NUCLEAR DECOMMISSIONING FUND COLLECTIONS

     Pursuant to regulatory requirements and its tariff, CenterPoint Houston, as collection agent, collects from its transmission and distribution customers the nuclear decommissioning charge assessed with respect to the 30.8% ownership interest in the South Texas Project which it owned when it was part of an integrated electric utility. Amounts collected are transferred to nuclear decommissioning trusts maintained by the current owner of that interest in the South Texas Project. During 2003 and 2004, $2.9 million was transferred each year and $3.2 million was transferred in 2005. There are various investment restrictions imposed on owners of nuclear generating stations by the Texas Utility Commission and the NRC relating to nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and a final order of the Texas Utility Commission relating to the 2005 transfer of ownership to Texas Genco LLC, now NRG, CenterPoint Houston and a subsidiary of NRG were, until July 1, 2006, jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. On June 9, 2006, the Texas Utility Commission approved an application by CenterPoint Houston and an NRG subsidiary to name the NRG subsidiary as the sole fund administrator. As a result, CenterPoint Houston is no longer responsible for administration of decommissioning funds it collects as collection agent.

(12) EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share calculations:

                                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,                     JUNE 30,
                                                                       ---------------------------   ---------------------------
                                                                          2005            2006           2005          2006
                                                                       ------------   ------------   ------------   ------------
                                                                           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share calculation:
   Income from continuing operations before extraordinary item .....   $         27   $        194   $         94   $        282
   Discontinued operations, net of tax .............................             (3)            --             (3)            --
   Extraordinary item, net of tax ..................................             30             --             30             --
                                                                       ------------   ------------   ------------   ------------
   Net income ......................................................   $         54   $        194   $        121   $        282
                                                                       ============   ============   ============   ============
Weighted average shares outstanding ................................    309,098,000    311,440,000    308,786,000    311,145,000
                                                                       ============   ============   ============   ============
Basic earnings per share:
   Income from continuing operations before extraordinary item .....   $       0.09   $       0.62   $       0.30   $       0.91
   Discontinued operations, net of tax .............................          (0.01)            --          (0.01)            --
   Extraordinary item, net of tax ..................................           0.10             --           0.10             --
                                                                       ------------   ------------   ------------   ------------
   Net income ......................................................   $       0.18   $       0.62   $       0.39   $       0.91
                                                                       ============   ============   ============   ============
Diluted earnings per share calculation:
   Net income ......................................................   $         54   $        194   $        121   $        282
   Plus: Income impact of assumed conversions:
      Interest on 3.75% convertible senior notes ...................              4             --              7             --
                                                                       ------------   ------------   ------------   ------------
   Total earnings effect assuming dilution .........................   $         58   $        194   $        128   $        282
                                                                       ============   ============   ============   ============
Weighted average shares outstanding ................................    309,098,000    311,440,000    308,786,000    311,145,000
   Plus: Incremental shares from assumed conversions:
      Stock options (1) ............................................      1,302,000      1,098,000      1,254,000      1,150,000
      Restricted stock .............................................      1,365,000      1,160,000      1,365,000      1,160,000
      3.75% convertible senior notes ...............................     49,655,000      3,118,000     49,655,000      4,289,000
      6.25% convertible trust preferred securities .................         16,000             --         16,000             --
                                                                       ------------   ------------   ------------   ------------
   Weighted average shares assuming dilution .......................    361,436,000    316,816,000    361,076,000    317,744,000
                                                                       ============   ============   ============   ============
Diluted earnings per share:
   Income from continuing operations before extraordinary item .....   $       0.09   $       0.61   $       0.28   $       0.89
   Discontinued operations, net of tax .............................          (0.01)            --          (0.01)            --
   Extraordinary item, net of tax ..................................           0.08             --           0.08             --
                                                                       ------------   ------------   ------------   ------------
   Net income ......................................................   $       0.16   $       0.61   $       0.35   $       0.89
                                                                       ============   ============   ============   ============

----------
(1) Options to purchase 9,356,759 shares were outstanding for both the three months and six months ended June 30, 2005, and options to purchase 7,137,644 shares were outstanding for both the three months and six months ended June 30, 2006, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.

     In accordance with EITF 04-8, because all of the 2.875% contingently convertible senior notes and approximately $572 million of the 3.75% contingently convertible senior notes (subsequent to the August 2005 exchange discussed in Note 10) provide for settlement of the principal portion in cash rather than stock, the Company excludes the portion of the conversion value of these notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. The Company includes the conversion spread in the calculation of diluted earnings per share when the average market price of the Company's common stock in the respective reporting period exceeds the conversion price. The conversion prices for the 2.875% and the 3.75% contingently convertible senior notes are $12.66 and $11.44, respectively.

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

     The Company's reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Pipelines and Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. The Company reorganized the oversight of its Natural Gas Distribution business segment and, as a result, beginning in the fourth quarter of 2005, the Company established a new reportable business segment, Competitive Natural Gas Sales and Services. Competitive Natural Gas Sales and Services represents the Company's non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. Pipelines and Field Services includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations. All prior period segment information has been reclassified to conform to the 2006 presentation.

     Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

     Financial data for business segments and products and services are as follows (in millions):

                                                               FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                                 -------------------------------------------------------------------
                                                 REVENUES FROM EXTERNAL   NET INTERSEGMENT
                                                        CUSTOMERS             REVENUES       OPERATING INCOME (LOSS)
                                                 ----------------------   ----------------   -----------------------
Electric Transmission & Distribution .........           $  414(1)              $ --                 $122
Natural Gas Distribution .....................              538                    3                    9
Competitive Natural Gas Sales and Services ...              801                   44                   10
Pipelines and Field Services .................               87                   38                   52
Other Operations .............................                2                    2                   (7)
Eliminations .................................               --                  (87)                  --
                                                         ------                 ----                 ----
Consolidated .................................           $1,842                 $ --                 $186
                                                         ======                 ====                 ====

                                                                FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                                 -------------------------------------------------------------------
                                                 REVENUES FROM EXTERNAL   NET INTERSEGMENT
                                                        CUSTOMERS             REVENUES       OPERATING INCOME (LOSS)
                                                 ----------------------   ----------------   -----------------------
Electric Transmission & Distribution .........           $  456(1)              $ --                 $151
Natural Gas Distribution .....................              546                    3                   (2)
Competitive Natural Gas Sales and Services ...              742                    8                    7
Pipelines and Field Services .................               96                   39                   61
Other Operations .............................                3                    2                    3
Eliminations .................................               --                  (52)                  --
                                                         ------                 ----                 ----
Consolidated .................................           $1,843                 $ --                 $220
                                                         ======                 ====                 ====

                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                 -----------------------------------------------------------------------------
                                                 REVENUES FROM EXTERNAL   NET INTERSEGMENT     OPERATING     TOTAL ASSETS AS OF
                                                        CUSTOMERS             REVENUES       INCOME (LOSS)   DECEMBER 31, 2005
                                                 ----------------------   ----------------   -------------   ------------------
Electric Transmission & Distribution .........           $  759(1)              $  --            $202             $ 8,227
Natural Gas Distribution .....................            1,867                     3             132               4,612
Competitive Natural Gas Sales and Services ...            1,633                   137              26               1,849
Pipelines and Field Services .................              171                    75             116               2,968
Other Operations .............................                7                     4             (14)              2,202(2)
Eliminations .................................               --                  (219)             --              (2,742)
                                                         ------                 -----            ----             -------
Consolidated .................................           $4,437                 $  --            $462             $17,116
                                                         ======                 =====            ====             =======

                                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                 ------------------------------------------------------------------------------
                                                 REVENUES FROM EXTERNAL   NET INTERSEGMENT     OPERATING     TOTAL ASSETS AS OF
                                                        CUSTOMERS             REVENUES       INCOME (LOSS)     JUNE 30, 2006
                                                 ----------------------   ----------------   -------------   ------------------
Electric Transmission & Distribution .........           $  841(1)             $  --              $261             $ 8,381
Natural Gas Distribution .....................            2,023                    6               101               3,959
Competitive Natural Gas Sales and Services ...            1,868                   45                32               1,259
Pipelines and Field Services .................              183                   77               134               3,057
Other Operations .............................                5                    4                (2)              2,146(2)
Eliminations .................................               --                 (132)               --              (2,093)
                                                         ------                -----              ----             -------
Consolidated .................................           $4,920                $  --              $526             $16,709
                                                         ======                =====              ====             =======

----------
(1) Sales to subsidiaries of RRI in the three months ended June 30, 2005 and 2006 represented approximately $183 million and $182 million, respectively. Sales to subsidiaries of RRI in the six months ended June 30, 2005 and 2006 represented approximately $366 million and $344 million, respectively.

(2) Included in total assets of Other Operations as of December 31, 2005 and June 30, 2006 is a pension asset of $654 million and $631 million, respectively.

(14) SUBSEQUENT EVENT

     On July 27, 2006, the Company's board of directors declared a regular quarterly cash dividend of $0.15 per share of common stock payable on September 8, 2006, to the shareholders of record as of the close of business on August 16, 2006.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.

                                EXECUTIVE SUMMARY

RECENT EVENTS

DEBT FINANCING TRANSACTIONS

     In May 2006, CERC Corp. issued $325 million aggregate principal amount of senior notes due in May 2016 with an interest rate of 6.15%. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt (including $145 million of CERC's 8.90% debentures due December 15, 2006), capital expenditures and working capital.

AGREEMENT REGARDING TAX SETTLEMENT

      During the second quarter of 2006, we reached agreement with the Internal Revenue Service (IRS) on terms of a settlement regarding the tax treatment of our Zero Premium Exchangeable Subordinated Notes (ZENS) and our former Automatic Common Exchange Securities (ACES). On July 17, 2006, we signed a Closing Agreement prepared by the IRS and us for the tax years 1999 through 2029 with respect to the ZENS issue. The agreement reached with the IRS and the Closing Agreement are subject to approval by the Joint Committee on Taxation of the U.S. Congress. Under the terms of the agreement reached with the IRS, we will pay approximately $64 million in previously accrued taxes associated with the ACES and the ZENS and will reduce our future interest deductions associated with the ZENS. As a result of the agreement reached with the IRS, we reduced our previously accrued tax and related interest reserves by approximately $119 million in the second quarter of 2006, and will no longer accrue a quarterly reserve.

AGREEMENT REGARDING SETTLEMENT OF THE ELECTRIC TRANSMISSION & DISTRIBUTION RATE CASE AND THE 2001 UNBUNDLED COST OF SERVICE (UCOS) REMAND

      On July 31, 2006, CenterPoint Houston entered into a settlement agreement with the parties to the proceeding that would resolve the issues raised in its pending rate case. Under the terms of the agreement, CenterPoint Houston's base rate revenues will be reduced by approximately $58 million per year. Also, CenterPoint Houston will commit to increase its energy efficiency expenditures by an additional $10 million per year over the $13 million included in existing rates. The expenditures will be made to benefit both residential and commercial customers. CenterPoint Houston also will fund $10 million per year for programs providing financial assistance to qualified low-income customers in its service territory. The agreement provides for a rate freeze until June 30, 2010 under which CenterPoint Houston will not seek to increase its base rates and the other parties will not petition to decrease those rates.

      The agreement also resolves all issues that could be raised in the Public Utility Commission of Texas' (Texas Utility Commission) proceeding to review its decision in CenterPoint Houston's 2001 UCOS case. Under the terms of the agreement, CenterPoint Houston will add riders to its tariff rates under which it will provide rate credits to retail and wholesale customers for a total of approximately $8 million per year until a total of $32 million has been credited to customers under those tariff riders. CenterPoint Houston reduced revenues and established a corresponding regulatory liability for $32 million in the second quarter of 2006 to reflect this obligation.

COMPETITION TRANSITION CHARGE (CTC) INTEREST RATE REDUCTION

      In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. In June 2006, the Texas Utility Commission adopted the revised rule as recommended by the Staff. The rule, which applies to CenterPoint Houston, reduces carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is expected to be approximately $18 million per year for the first year with lesser impacts in subsequent years. In accordance with the agreement discussed above, CenterPoint Houston implemented the rule change effective August 1, 2006.

                       CONSOLIDATED RESULTS OF OPERATIONS

     All dollar amounts in the tables that follow are in millions, except for per share amounts.

                                                THREE MONTHS       SIX MONTHS
                                               ENDED JUNE 30,    ENDED JUNE 30,
                                              ---------------   ---------------
                                               2005     2006     2005     2006
                                              ------   ------   ------   ------
Revenues ..................................   $1,842   $1,843   $4,437   $4,920
Expenses ..................................    1,656    1,623    3,975    4,394
                                              ------   ------   ------   ------
Operating Income ..........................      186      220      462      526
Interest and Other Finance Charges ........     (189)    (151)    (371)    (299)
Other Income, net .........................       48        9       84       11
                                              ------   ------   ------   ------
Income From Continuing Operations Before
   Income Taxes and Extraordinary Item ....       45       78      175      238
Income Tax (Expense) Benefit ..............      (18)     116      (81)      44
                                              ------   ------   ------   ------
Income From Continuing Operations Before
   Extraordinary Item .....................       27      194       94      282
Discontinued Operations, net of tax .......       (3)      --       (3)      --
                                              ------   ------   ------   ------
Income Before Extraordinary Item ..........       24      194       91      282
Extraordinary Item, net of tax ............       30       --       30       --
                                              ------   ------   ------   ------
Net Income ................................   $   54   $  194   $  121   $  282
                                              ======   ======   ======   ======

BASIC EARNINGS PER SHARE:
   Income From Continuing Operations ......   $ 0.09   $ 0.62   $ 0.30   $ 0.91
   Discontinued Operations, net of tax ....    (0.01)      --    (0.01)      --
   Extraordinary Item, net of tax .........     0.10       --     0.10       --
                                              ------   ------   ------   ------
   Net Income .............................   $ 0.18   $ 0.62   $ 0.39   $ 0.91
                                              ======   ======   ======   ======

DILUTED EARNINGS PER SHARE:
   Income From Continuing Operations ......   $ 0.09   $ 0.61   $ 0.28   $ 0.89
   Discontinued Operations, net of tax ....    (0.01)      --    (0.01)      --
   Extraordinary Item, net of tax .........     0.08       --     0.08       --
                                              ------   ------   ------   ------
   Net Income .............................   $ 0.16   $ 0.61   $ 0.35   $ 0.89
                                              ======   ======   ======   ======

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Income from Continuing Operations. We reported income from continuing operations of $194 million ($0.61 per diluted share) for the three months ended June 30, 2006 as compared to $27 million ($0.09 per diluted share) for the same period in 2005. As discussed below, the increase in income from continuing operations of $167 million was primarily due to:

     - a $119 million reduction to previously accrued tax and related interest reserves related to our ZENS and ACES as a result of an agreement reached with the IRS discussed above;

     - a $62 million decrease in interest expense, excluding transition bond-related interest expense, due to lower borrowing costs and borrowing levels;

     - a $9 million increase in operating income from our Pipelines and Field Services business segment; and

     - a $6 million increase in operating income from the regulated utility operations of our Electric Transmission & Distribution business segment.

     These increases in income from continuing operations were partially offset by:

     - a $35 million decrease in other income related to a return on the true-up balance of our Electric Transmission & Distribution business segment recorded in the second quarter of 2005;

     - an $11 million decrease in operating income from our Natural Gas Distribution business segment; and

     - a $3 million decrease in operating income from our Competitive Natural Gas Sales and Services business segment.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Income from Continuing Operations. We reported income from continuing operations of $282 million ($0.89 per diluted share) for the six months ended June 30, 2006 as compared to $94 million ($0.28 per diluted share) for the same period in 2005. As discussed below, the increase in income from continuing operations of $188 million was primarily due to:

     - a $120 million decrease in interest expense, excluding transition bond-related interest expense, due to lower borrowing costs and borrowing levels;

     - a $119 million reduction to previously accrued tax and related interest reserves related to our ZENS and ACES as discussed above;

     - a $18 million increase in operating income from our Pipelines and Field Services business segment;

     - a $13 million increase in operating income from the regulated utility operations of our Electric Transmission & Distribution business segment; and

     - a $6 million increase in operating income from our Competitive Natural Gas Sales and Services business segment.

     These increases in income from continuing operations were partially offset by:

     - a $69 million decrease in other income related to a return on the true-up balance of our Electric Transmission & Distribution business segment recorded in the first six months of 2005; and

     - a $31 million decrease in operating income from our Natural Gas Distribution business segment.

INCOME TAX EXPENSE

     During the three months and six months ended June 30, 2005, our effective tax rate was 39.3% and 46.2%, respectively. The most significant item affecting our effective tax rates was an addition to the tax reserve relating to the ZENS and ACES of approximately $12 million and $22 million, respectively, during the three months and six months ended June 30, 2005. As discussed above, we reached an agreement with the IRS in July 2006 and have reduced our previously accrued tax and related interest reserves related to the ZENS and ACES by approximately $119 million as of June 30, 2006. Settlement of other tax issues during the three months and six months ended June 30, 2006 reduced income tax expense by approximately $21 million. The effective tax rate for the three months and six months ended June 30, 2006 was a net benefit as a result of these matters.

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

     Net income for both the three months and six months ended June 30, 2005 included a net after-tax loss from discontinued operations of Texas Genco of $3 million ($0.01 per diluted share).

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2005 and 2006. Some amounts from the previous year have been reclassified to conform to the 2006 presentation of the financial statements. These reclassifications do not affect consolidated net income.

                                                 THREE MONTHS      SIX MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                --------------   --------------
                                                 2005   2006      2005   2006
                                                 ----   ----      ----   ----
                                                         (IN MILLIONS)
Electric Transmission & Distribution ........    $122   $151      $202   $261
Natural Gas Distribution ....................       9     (2)      132    101
Competitive Natural Gas Sales and Services ..      10      7        26     32
Pipelines and Field Services ................      52     61       116    134
Other Operations ............................      (7)     3       (14)    (2)
                                                 ----   ----      ----   ----
   Total Consolidated Operating Income ......    $186   $220      $462   $526
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

     The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput and customer data):

                                                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------   -------------------------
                                                                            2005         2006            2005         2006
                                                                         ----------   ----------      ---------    ----------
Revenues:
   Electric transmission and distribution utility ..................     $      388   $      386      $      711   $      717
   Transition bond companies .......................................             26           70              48          124
                                                                         ----------   ----------      ----------   ----------
      Total revenues ...............................................            414          456             759          841
                                                                         ----------   ----------      ----------   ----------
Expenses:
   Operation and maintenance .......................................            153          147             291          281
   Depreciation and amortization ...................................             64           61             128          124
   Taxes other than income taxes ...................................             58           59             108          115
   Transition bond companies .......................................             17           38              30           60
                                                                         ----------   ----------      ----------   ----------
      Total expenses ...............................................            292          305             557          580
                                                                         ----------   ----------      ----------   ----------
Operating Income ...................................................     $      122   $      151      $      202   $      261
                                                                         ==========   ==========      ==========   ==========

Operating Income - Electric transmission and distribution utility ..     $      113   $      119      $      184   $      197
Operating Income - Transition bond companies (1) ...................              9           32              18           64
                                                                         ----------   ----------      ----------   ----------
         Total segment operating income ............................     $      122   $      151      $      202   $      261
                                                                         ==========   ==========      ==========   ==========

Throughput (in gigawatt-hours (GWh)):
   Residential .....................................................          6,594        6,808          10,736       10,794
   Total ...........................................................         18,956       20,422          34,783       36,409

Average number of metered customers:
   Residential .....................................................      1,675,573    1,730,130       1,668,447    1,723,983
   Total ...........................................................      1,904,090    1,965,180       1,895,556    1,958,005

----------
(1)  Represents the amount necessary to pay interest on the transition bonds.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Electric Transmission & Distribution business segment reported operating income of $151 million for the three months ended June 30, 2006, consisting of $119 million for the regulated electric transmission and distribution utility and $32 million related to the transition bonds. For the three months ended June 30, 2005, operating income totaled $122 million, consisting of $113 million for the regulated electric transmission and distribution utility and $9 million related to the transition bonds. Revenues for the regulated electric transmission and distribution utility continue to benefit from solid customer growth, with nearly 60,000 metered customers added since June 2005 ($10 million), recovery of our 2004 true-up balance through the CTC, which was implemented in September 2005 ($12 million) as well as favorable weather and increased usage ($6 million). This increase in revenues was more than offset by the impact related to the resolution of the 2001 UCOS order, which reduced revenues by $32 million. Operation and maintenance expense decreased primarily due to lower employee benefit expenses ($4 million).

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Electric Transmission & Distribution business segment reported operating income of $261 million for the six months ended June 30, 2006, consisting of $197 million for the regulated electric transmission and distribution utility and $64 million related to the transition bonds. For the six months ended June 30, 2005, operating income totaled $202 million, consisting of $184 million for the regulated electric transmission and distribution utility and $18 million related to the transition bonds. Revenues for the regulated electric transmission and distribution utility increased due to continued customer growth, with nearly 60,000 metered customers added since June 2005 ($18 million), recovery of our 2004 true-up balance through the CTC ($26 million) and favorable weather ($2 million), partially offset by decreased usage ($8 million) and the impact related to the resolution of the 2001 UCOS order ($32 million). Operation and maintenance expense decreased primarily due to a gain on the sale of land in 2006 ($14 million) and lower employee benefit expenses ($5 million), which was partially offset by higher transmission costs ($5 million) and severance costs associated with staff reductions ($4 million). Additionally, taxes other than income taxes increased primarily due to higher franchise fees ($7 million).

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

     The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput and customer data):

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------
                                                    2005         2006            2005         2006
                                                 ----------   ----------      ----------   ----------
Revenues ...................................     $      541   $      549      $    1,870   $    2,029
                                                 ----------   ----------      ----------   ----------
Expenses:
   Natural gas .............................            341          343           1,338        1,489
   Operation and maintenance ...............            126          142             261          292
   Depreciation and amortization ...........             39           37              76           75
   Taxes other than income taxes ...........             26           29              63           72
                                                 ----------   ----------      ----------   ----------
      Total expenses .......................            532          551           1,738        1,928
                                                 ----------   ----------      ----------   ----------
Operating Income (Loss) ....................     $        9   $       (2)     $      132   $      101
                                                 ==========   ==========      ==========   ==========

Throughput (in billion cubic feet (Bcf)):
   Residential .............................             21           17              98           84
   Commercial and industrial ...............             43           44             120          116
                                                 ----------   ----------      ----------   ----------
      Total Throughput .....................             64           61             218          200
                                                 ==========   ==========      ==========   ==========

Average number of customers:
   Residential .............................      2,833,773    2,860,802       2,842,645    2,872,978
   Commercial and industrial ...............        246,032      253,725         247,429      253,505
                                                 ----------   ----------      ----------   ----------
      Total ................................      3,079,805    3,114,527       3,090,074    3,126,483
                                                 ==========   ==========      ==========   ==========

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Natural Gas Distribution business segment reported an operating loss of $2 million for the three months ended June 30, 2006 as compared to operating income of $9 million for the three months ended June 30, 2005.

Increases in operating margins (revenues less natural gas costs) from rate increases and rate design changes, along with the addition of nearly 32,000 customers since June 2005 ($6 million) and increased gross receipts taxes resulting from higher revenues ($3 million), were partially offset by decreased customer usage and unfavorable weather ($5 million). Operation and maintenance expenses increased primarily due to costs associated with staff reductions ($5 million), increased bad debt expense due to high natural gas prices ($3 million) and a write-off of certain rate case expenses ($3 million). Additionally, taxes other than income taxes increased $3 million primarily due to higher gross receipts taxes, which offset the corresponding increase in revenues discussed above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Natural Gas Distribution business segment reported operating income of $101 million for the six months ended June 30, 2006 as compared to $132 million for the six months ended June 30, 2005. Increases in operating margins from rate increases and rate design changes, along with the addition of nearly 32,000 customers since June 2005 ($20 million) and increased gross receipts taxes resulting from higher revenues ($9 million), were partially offset by decreased customer usage and unfavorable weather ($21 million). Operation and maintenance expenses increased primarily due to costs associated with staff reductions ($11 million), increased bad debt expense due to high natural gas prices ($6 million), increased contracts and services expenses and corporate services ($8 million) and a write-off of certain rate case expenses ($3 million). Additionally, taxes other than income taxes increased $9 million primarily due to higher gross receipts taxes, which offset the corresponding increase in revenues discussed above.

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

     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput and customer data):

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                      ------------------   ----------------
                                         2005     2006       2005     2006
                                        ------   ------     ------   ------
Revenues ..........................     $  845   $  750     $1,770   $1,913
                                        ------   ------     ------   ------
Expenses:
   Natural gas ....................        828      735      1,730    1,864
   Operation and maintenance ......          7        7         12       15
   Depreciation and amortization ..         --        1          1        1
   Taxes other than income taxes ..         --       --          1        1
                                        ------   ------     ------   ------
      Total expenses ..............        835      743      1,744    1,881
                                        ------   ------     ------   ------
Operating Income ..................     $   10   $    7     $   26   $   32
                                        ======   ======     ======   ======

Throughput (in Bcf):
   Wholesale - third parties ......         72       72        154      161
   Wholesale - affiliates .........         21        8         35       19
   Retail .........................         34       31         81       79
   Pipeline .......................         12       10         31       20
                                        ------   ------     ------   ------
      Total Throughput ............        139      121        301      279
                                        ======   ======     ======   ======

Average number of customers:
   Wholesale ......................        135      132        130      138
   Retail .........................      6,237    6,468      6,207    6,501
   Pipeline .......................        145      136        151      138
                                        ------   ------     ------   ------
      Total .......................      6,517    6,736      6,488    6,777
                                        ======   ======     ======   ======

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Competitive Natural Gas Sales and Services business segment reported operating income of $7 million for the three months ended June 30, 2006 as compared to $10 million for the three months ended June 30, 2005. Increased operating income from higher sales to utilities and favorable basis differentials across the pipeline capacity that we control ($12 million) was more than offset by a charge of $17 million to reflect the write-down of natural gas inventory to the lower of average cost or market. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. Therefore, operating income in future periods when these sales occur is expected to be higher as a result of the inventory write-down taken in this quarter.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Competitive Natural Gas Sales and Services business segment reported operating income of $32 million for the six months ended June 30, 2006 as compared to $26 million for the six months ended June 30, 2005. Increased operating income from higher sales to utilities and favorable basis differentials across the pipeline capacity that we control ($35 million) was partially offset by a charge of $30 million to reflect the write-downs of natural gas inventory to the lower of average cost or market. Therefore, operating income in future periods when these sales occur is expected to be higher as a result of the inventory write-downs taken in the first two quarters of this year.

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

     The following table provides summary data of our Pipelines and Field Services business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput data):

                                                 THREE MONTHS      SIX MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                --------------   --------------
                                                 2005   2006      2005   2006
                                                 ----   ----      ----   ----
Revenues ....................................    $125   $135      $246   $260
                                                 ----   ----      ----   ----
Expenses:
   Natural gas ..............................      18      7        25      3
   Operation and maintenance ................      40     50        74     89
   Depreciation and amortization ............      11     12        22     24
   Taxes other than income taxes ............       4      5         9     10
                                                 ----   ----      ----   ----
      Total expenses ........................      73     74       130    126
                                                 ----   ----      ----   ----
Operating Income ............................    $ 52   $ 61      $116   $134
                                                 ====   ====      ====   ====

Operating Income - Pipeline business ........    $ 35   $ 40      $ 83   $ 89
Operating Income - Field Services business ..      17     21        33     45
                                                 ----   ----      ----   ----
      Total segment operating income ........    $ 52   $ 61      $116   $134
                                                 ====   ====      ====   ====

Throughput (in Bcf):
   Natural Gas Sales ........................       3      2         4      2
   Transportation ...........................     230    240       501    514
   Gathering ................................      87     94       170    182
   Elimination (1) ..........................      (2)    (1)       (3)    (1)
                                                 ----   ----      ----   ----
         Total Throughput ...................     318    335       672    697
                                                 ====   ====      ====   ====

----------
(1)  Elimination of volumes both transported and sold.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Pipelines and Field Services business segment reported operating income of $61 million for the three months ended June 30, 2006 as compared to $52 million for the three months ended June 30, 2005. This segment's businesses continue to benefit from favorable dynamics in the markets for natural gas gathering and transportation services in the Gulf Coast and Mid-Continent regions where they operate. Within this segment, the pipeline business achieved higher operating income of $40 million for the three months ended June 30, 2006 as compared to $35 million for the same period in 2005 resulting from increased demand for transportation due to favorable basis differentials across the system ($5 million), higher demand for ancillary services ($3 million) and increased project-related revenues ($5 million), offset by a corresponding increase in project-related expenses ($5 million) and higher operation and maintenance expenses ($3 million). The field services business achieved higher operating income of $21 million for the three months ended June 30, 2006 as compared to $17 million for the same period in 2005 driven by increased throughput ($3 million) and higher commodity prices ($2 million).

     Additionally, this business segment recorded equity income of $1 million and $2 million for the three months ended June 30, 2005 and 2006, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other - net under the Other Income (Expense) caption in our Condensed Statements of Consolidated Income.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Pipelines and Field Services business segment reported operating income of $134 million for the six months ended June 30, 2006 as compared to $116 million for the six months ended June 30, 2005. The pipeline business achieved operating income of $89 million for the six months ended June 30, 2006 as compared to $83 million for the same period in 2005 resulting from increased demand for transportation due to favorable basis differentials across the system ($11 million), higher demand for ancillary services ($4 million) and increased project-related revenues ($6 million), partially offset by a corresponding increase in project-related expenses ($5 million) and increased operation and maintenance expenses ($6 million). The field services business achieved operating income of $45 million for the six months ended June 30, 2006 as compared to $33 million for the same period in 2005 driven by increased throughput ($7 million), higher commodity prices ($7 million) and higher demand for ancillary services ($2 million), partially offset by increased operation and maintenance expenses ($4 million).

     In addition, this business segment recorded equity income of $3 million and $5 million for the six months ended June 30, 2005 and 2006, respectively, from its 50 percent interest in a jointly-owned gas processing plant as discussed above.

OTHER OPERATIONS

     The following table shows the operating loss of our Other Operations business segment for the three and six months ended June 30, 2005 and 2006 (in millions):

                              THREE MONTHS      SIX MONTHS
                             ENDED JUNE 30,   ENDED JUNE 30,
                             --------------   --------------
                               2005   2006      2005   2006
                               ----   ----      ----   ----
Revenues .................     $ 4     $5       $ 11   $ 9
Expenses .................      11      2         25    11
                               ---     --       ----   ---
Operating Income (Loss) ..     $(7)    $3       $(14)  $(2)
                               ===     ==       ====   ===

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

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2005 and 2006 (in millions):

                                   SIX MONTHS
                                 ENDED JUNE 30,
                                 --------------
                                  2005    2006
                                 -----   -----
Cash provided by (used in):
   Operating activities ......   $  16   $ 517
   Investing activities ......     412    (396)
   Financing activities ......    (185)    202

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in the first six months of 2006 increased $533 million compared to the same period in 2005 primarily due to decreased tax payments of $345 million, the majority of which related to the tax payment in the first quarter of 2005 associated with the sale of our former electric generation business (Texas Genco), decreases in net regulatory assets/liabilities ($187 million), primarily due to the termination of excess mitigation credits effective April 29, 2005, decreased gas storage inventory ($53 million) and fuel under-recovery ($123 million) primarily related to declining gas prices during the first six months of 2006 and decreased cash used in the operations of Texas Genco ($38 million). These increases in cash provided by operating activities were partially offset by decreased net accounts receivable/payable ($208 million) primarily due to decreased gas prices in the first two quarters of 2006 as compared to the same period in 2005 and decreases in the amount of advances for the purchase of receivables under CERC Corp.'s receivables facility. Additionally, customer margin deposit requirements decreased ($88 million) primarily due to the decline in natural gas prices from December 2005 to June 2006 and our margin deposits increased ($32 million).

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Net cash used in investing activities increased $808 million in the first six months of 2006 as compared to the same period in 2005 primarily due to increased capital expenditures of $49 million primarily related to our Electric Transmission & Distribution and Pipelines and Field Services business segments and the absence of $700 million in proceeds received in the second quarter of 2005 from the sale of our remaining interest in Texas Genco and cash of Texas Genco of $23 million.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     Net cash provided by financing activities in the first six months of 2006 increased $387 million compared to the same period in 2005 primarily due to net proceeds from the issuance of long-term debt ($324 million), decreased payments under our revolving credit facility ($116 million) and decreased payments of long-term debt ($33 million), partially offset by the absence of borrowings under Texas Genco's revolving credit facility ($75 million) due to the sale of Texas Genco and increased dividend payments of $10 million.

FUTURE SOURCES AND USES OF CASH

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2006 include the following:

     -    approximately $700 million of capital expenditures;

     - dividend payments on CenterPoint Energy common stock and debt service payments; and

     - long-term debt payments of $199 million, including $54 million of transition bonds.

     We expect that borrowings under our credit facilities, liquidation of temporary investments and anticipated cash flows from operations will be sufficient to meet our cash needs for the next twelve months. Cash needs may also be met by issuing securities in the capital markets.

     Contractual Obligations. We negotiated new natural gas transportation contracts during the second quarter of 2006 which was the primary reason for an $809 million increase in the amount of other commodity commitments from the contractual obligations reported in our 2005 Form 10-K. Minimum payment obligations for natural gas supply and related transportation contracts are approximately $367 million for the remaining six months in 2006, $627 million in 2007, $174 million in 2008, $118 million in 2009, $118 million in 2010 and $721 million in 2011 and thereafter.

     Off-Balance Sheet Arrangements. Other than operating leases and the guarantees described below, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. CERC Corp. has a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by CERC and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Condensed Consolidated Balance Sheet. In January 2006, our $250 million facility was extended to January 2007. As of June 30, 2006, no amounts were funded under our receivables facility. The facility was temporarily increased to $375 million for the period from January 2006 to June 2006.

     Prior to the CenterPoint Energy's distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI's trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guarantee obligations prior to separation, but when separation occurred in September 2002, RRI had been unable to extinguish all obligations. To secure the CenterPoint Energy and CERC against obligations under the remaining guarantees, RRI agreed to provide cash or letters of credit for the benefit of CERC and CenterPoint Energy, and agreed to use commercially reasonable efforts to extinguish the remaining guarantees. CenterPoint Energy's current exposure under the remaining guarantees relates to CERC's guarantee of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year in 2006 through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. As a result of changes in market conditions, the Company's potential exposure under that guarantee currently exceeds the security provided by RRI. CenterPoint Energy has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of CERC's obligations under the guarantee, and CenterPoint Energy and RRI are pursuing other alternatives. On June 30, 2006, the RRI trading subsidiary and CERC jointly filed a complaint at the FERC against the counterparty on the CERC guarantee. In the complaint, the RRI trading subsidiary seeks a determination by the FERC that the security held by the counterparty exceeds the level permitted by the FERC's policies. The complaint asks the FERC to require the counterparty to release CERC from its guarantee obligation and, in its place accept (i) a guarantee from RRI of the obligations of the RRI trading subsidiary, and (ii) letters of credit equal to (A) one year of demand charges for a transportation agreement related to a 2003 expansion of the counterparty's pipeline, and (B) three months of demand charges for three other transportation agreements held by the RRI trading subsidiary. On July 20, 2006, the counterparty filed its answer to the complaint, arguing that CERC is contractually bound to continue the guarantee and that the amount of the guarantee does not violate the FERC's policies. The complaint is in its beginning stages, and it is presently unknown what action the FERC may take on the complaint. The RRI trading subsidiary continues to meet its obligations under the transportation contracts.

     Senior Notes. In May 2006, CERC Corp. issued $325 million aggregate principal amount of senior notes due in May 2016 with an interest rate of 6.15%. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt (including $145 million of CERC's 8.90% debentures due December 15, 2006), capital expenditures and working capital.

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

     As of August 1, 2006, we had the following credit facilities (in millions):

                                                          AMOUNT UTILIZED AT
 DATE EXECUTED         COMPANY         SIZE OF FACILITY     AUGUST 1, 2006     TERMINATION DATE
 -------------         -------         ----------------   ------------------   ----------------
March 31, 2006   CenterPoint Energy         $1,200            $28(1)            March 31, 2011
March 31, 2006   CenterPoint Houston           300              4(1)            March 31, 2011
March 31, 2006   CERC Corp.                    550                --            March 31, 2011

----------
(1)  Represents outstanding letters of credit.

     The $1.2 billion CenterPoint Energy credit facility backstops a $1.0 billion commercial paper program under which CenterPoint Energy began issuing commercial paper in June 2005. As of June 30, 2006, there was no commercial paper outstanding. The commercial paper is rated "Not Prime" by Moody's Investors Service, Inc. (Moody's), "A-3" by Standard & Poor's Rating Services (S&P), a division of The McGraw-Hill Companies, and "F3" by Fitch, Inc. (Fitch) and, as a result, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in "-- Impact on Liquidity of a Downgrade in Credit Ratings," will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

     Securities Registered with the SEC. At June 30, 2006, CenterPoint Energy had a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $1 billion. After giving effect to CERC Corp.'s issuance of $325 million aggregate principal amount of senior notes due in May 2016, as discussed above under "--Senior Notes," at June 30, 2006, CERC Corp. had a shelf registration statement covering $175 million principal amount of debt securities.

     Temporary Investments. As of June 30, 2006, we had external temporary investments of $290 million. As of August 1, 2006, we had external temporary investments of $381 million.

     Money Pool. We have a "money pool" through which the holding company and participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of August 1, 2006, Moody's, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

                                                    MOODY'S                 S&P                  FITCH
                                              -------------------   -------------------   -------------------
             COMPANY/INSTRUMENT               RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
             ------------------               ------   ----------   ------   ----------   ------   ----------
CenterPoint Energy Senior Unsecured
   Debt....................................    Ba1       Stable      BBB-      Stable      BBB-      Stable
CenterPoint Houston Senior Secured
   Debt (First Mortgage Bonds).............    Baa2      Stable      BBB       Stable      A-        Stable
CERC Corp. Senior Unsecured Debt...........    Baa3      Stable      BBB       Stable      BBB       Stable

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

     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to hedge its exposure to natural gas prices, CES uses financial derivatives with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of June 30, 2006, unsecured credit limits extended to CES by counterparties aggregate $133 million; however, utilized credit capacity is significantly lower. In addition, CERC and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC's S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

     Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. Pursuant to the indenture governing our senior notes, a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of August 1, 2006, we had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our subsidiaries' debt instruments or bank credit facilities.

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

     -    the outcome of litigation brought by or against us;

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

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. Our Electric Transmission & Distribution business continues to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $321 million of recoverable electric generation-related regulatory assets as of June 30, 2006. These costs are recoverable under the provisions of the 1999 Texas Electric Choice Plan. Based on our analysis of the final order issued by the Public Utility Commission of Texas (Texas Utility Commission), we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. Appeals of the district court's judgment are still pending. Oral arguments have been scheduled for September 27, 2006. No amounts related to the district court's judgment have been recorded in our consolidated financial statements.

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

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 3.0%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At June 30, 2006, our estimated cost of retiring these assets is approximately $77 million.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

     See Note 4 to the Interim Condensed Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK FROM NON-TRADING ACTIVITIES

     We measure the commodity risk of our non-trading derivatives (Non-Trading Energy Derivatives) using a sensitivity analysis.

     The sensitivity analysis performed on our Non-Trading Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. At June 30, 2006, the recorded fair value of our Non-Trading Energy Derivatives was a net liability of $6 million. A decrease of 10% in the market prices of energy commodities from their June 30, 2006 levels would have decreased the fair value of our Non-Trading Energy Derivatives from their levels on that date by $108 million.

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

     We had no floating-rate obligations at June 30, 2006.

     At June 30, 2006, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $9.1 billion in principal amount and having a fair value of $9.2 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $389 million if interest rates were to decline by 10% from their levels at June 30, 2006. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     Upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $110 million at June 30, 2006 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at June 30, 2006. Changes in the fair value of the derivative component will be recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2006 levels, the fair value of the derivative component would increase by approximately $6 million, which would be recorded as a loss in our Condensed Statements of Consolidated Income.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30,

2006 market value of TW Common would result in a net loss of approximately $4 million, which would be recorded as a loss in our Condensed Statements of Consolidated Income.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 5 and 11 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business -- Regulation" and " -- Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of our 2005 Form 10-K.

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in our 2005 Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of our shareholders held on May 25, 2006, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office), were as stated below:

     The following nominees for Class I Directors were elected to serve three-year terms expiring at the 2009 annual meeting of shareholders (there were no broker non-votes):

      Nominees            For        Withheld
      --------        -----------   ----------
Derrill Cody          261,674,008   11,221,695
David M. McClanahan   263,381,498    9,514,205
Robert T. O'Connell   261,474,445   11,421,258

     Donald R. Campbell, Milton Carroll, John T. Cater, Michael E. Shannon, O. Holcombe Crosswell, Janiece M. Longoria, Thomas F. Madison and Peter S. Wareing all continue as directors of CenterPoint Energy.

     The appointment of Deloitte & Touche LLP as independent accountants and auditors for CenterPoint Energy for 2006 was ratified with 255,050,291 votes for, 15,113,470 votes against and 2,731,940 abstentions.

     The material terms of the performance goals under the Company's Short Term Incentive Plan were reapproved, permitting certain awards to continue to qualify as performance-based compensation deductible under Section 162(m) of the Code, with 254,598,317 votes for, 14,236,776 votes against and 4,060,608 abstentions.

     The material terms of the performance goals under the Company's Long-Term Incentive Plan were reapproved, permitting certain awards to continue to qualify as performance-based compensation deductible under Section 162(m) of the Code with 252,407,921 votes for, 16,236,795 votes against and 4,250,985 abstentions.

     The shareholder proposal regarding the future elections of directors annually and not by classes did not receive the required affirmative vote of a majority of the shares of common stock represented at the meeting. The proposal received 127,569,119 votes for, 73,718,809 votes against, 3,824,715 abstentions and 67,783,059 broker non-votes.

ITEM 5. OTHER INFORMATION

     The ratio of earnings to fixed charges for the six months ended June 30, 2005 and 2006 was 1.46 and 1.76, respectively. We do not believe that the ratios for these six month periods are necessarily indicators of the ratios for the twelve month period due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

                                                                                                              SEC FILE
                                                                                                                 OR
EXHIBIT                                                                                                     REGISTRATION    EXHIBIT
 NUMBER                          DESCRIPTION                           REPORT OR REGISTRATION STATEMENT        NUMBER      REFERENCE
-------                          -----------                           --------------------------------     ------------   ---------
 3.1.1    -- Amended and Restated Articles of Incorporation of        CenterPoint Energy's Registration        3-69502        3.1
             CenterPoint Energy                                       Statement on Form S-4

 3.1.2    -- Articles of Amendment to Amended and Restated Articles   CenterPoint Energy's Form 10-K for       1-31447       3.1.1
             of Incorporation of CenterPoint Energy                   the year ended December 31, 2001

  3.2     -- Amended and Restated Bylaws of CenterPoint Energy        CenterPoint Energy's Form 10-K for       1-31447        3.2
                                                                      the year ended December 31, 2001

  3.3     -- Statement of Resolution Establishing Series of Shares    CenterPoint Energy's Form 10-K for       1-31447        3.3
             designated Series A Preferred Stock of CenterPoint       the year ended December 31, 2001
             Energy

  4.1     -- Form of CenterPoint Energy Stock Certificate             CenterPoint Energy's Registration        3-69502        4.1
                                                                      Statement on Form S-4

  4.2     -- Rights Agreement dated January 1, 2002, between          CenterPoint Energy's Form 10-K for       1-31447        4.2
             CenterPoint Energy and JPMorgan Chase Bank, as Rights    the year ended December 31, 2001
             Agent

  4.3     -- $1,200,000,000 Amended and Restated Credit Agreement     CenterPoint Energy's Form 8-K            1-31447        4.1
             dated as of March 31, 2006, among CenterPoint Energy,    dated March 31, 2006
             as Borrower, and the banks named therein

  4.4     -- $300,000,000 Amended and Restated Credit Agreement       CenterPoint Energy's Form 8-K            1-31447        4.2
             dated as of March 31, 2006, among CenterPoint Houston,   dated March 31, 2006
             as Borrower, and the Initial Lenders named therein, as
             Initial Lenders

  4.5     -- $550,000,000 Amended and Restated Credit Agreement       CenterPoint Energy's Form 8-K            1-31447        4.3
             dated as of March 31, 2006 among CERC Corp., as          dated March 31, 2006
             Borrower, and the banks named therein

                                                                                                              SEC FILE
                                                                                                                 OR
EXHIBIT                                                                                                     REGISTRATION    EXHIBIT
 NUMBER                          DESCRIPTION                           REPORT OR REGISTRATION STATEMENT        NUMBER      REFERENCE
-------                          -----------                           --------------------------------     ------------   ---------
  4.6     -- Indenture, dated as of February 1, 1998, between         CERC Corp.'s Form 8-K dated              1-13265        4.1
             CERC Corp. (formerly NorAm Energy Corp.) and JPMorgan    February 5, 1998
             Chase Bank, National Association (successor to Chase
             Bank of Texas, National Association), as trustee
             (the "Indenture")

  +4.7    -- Supplemental Indenture No. 9 to the Indenture, dated
             as of May 18, 2006, providing for the issuance of
             CERC Corp.'s 6.15% Senior Notes due 2016

  +12     -- Computation of Ratios of Earnings to Fixed Charges

 +31.1    -- Rule 13a-14(a)/15d-14(a) Certification of David M.
             McClanahan

 +31.2    -- Rule 13a-14(a)/15d-14(a) Certification of Gary L.
             Whitlock

 +32.1    -- Section 1350 Certification of David M. McClanahan

 +32.2    -- Section 1350 Certification of Gary L. Whitlock

 +99.1    -- First Amendment to CenterPoint Energy Savings Plan
             dated June 26, 2006

 +99.2    -- Items incorporated by reference from the CenterPoint
             Energy Form 10-K. Item 1A "Risk Factors"

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

                                        CENTERPOINT ENERGY, INC.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: August 3, 2006

                                 EXHIBIT INDEX

                                                                                                              SEC FILE
                                                                                                                 OR
EXHIBIT                                                                                                     REGISTRATION    EXHIBIT
 NUMBER                          DESCRIPTION                           REPORT OR REGISTRATION STATEMENT        NUMBER      REFERENCE
-------                          -----------                           --------------------------------     ------------   ---------
 3.1.1    -- Amended and Restated Articles of Incorporation of        CenterPoint Energy's Registration        3-69502        3.1
             CenterPoint Energy                                       Statement on Form S-4

 3.1.2    -- Articles of Amendment to Amended and Restated Articles   CenterPoint Energy's Form 10-K for       1-31447       3.1.1
             of Incorporation of CenterPoint Energy                   the year ended December 31, 2001

  3.2     -- Amended and Restated Bylaws of CenterPoint Energy        CenterPoint Energy's Form 10-K for       1-31447        3.2
                                                                      the year ended December 31, 2001

  3.3     -- Statement of Resolution Establishing Series of Shares    CenterPoint Energy's Form 10-K for       1-31447        3.3
             designated Series A Preferred Stock of CenterPoint       the year ended December 31, 2001
             Energy

  4.1     -- Form of CenterPoint Energy Stock Certificate             CenterPoint Energy's Registration        3-69502        4.1
                                                                      Statement on Form S-4

  4.2     -- Rights Agreement dated January 1, 2002, between          CenterPoint Energy's Form 10-K for       1-31447        4.2
             CenterPoint Energy and JPMorgan Chase Bank, as Rights    the year ended December 31, 2001
             Agent

  4.3     -- $1,200,000,000 Amended and Restated Credit Agreement     CenterPoint Energy's Form 8-K            1-31447        4.1
             dated as of March 31, 2006, among CenterPoint Energy,    dated March 31, 2006
             as Borrower, and the banks named therein

  4.4     -- $300,000,000 Amended and Restated Credit Agreement       CenterPoint Energy's Form 8-K            1-31447        4.2
             dated as of March 31, 2006, among CenterPoint Houston,   dated March 31, 2006
             as Borrower, and the Initial Lenders named therein, as
             Initial Lenders

  4.5     -- $550,000,000 Amended and Restated Credit Agreement       CenterPoint Energy's Form 8-K            1-31447        4.3
             dated as of March 31, 2006 among CERC Corp., as          dated March 31, 2006
             Borrower, and the banks named therein

                                                                                                              SEC FILE
                                                                                                                 OR
EXHIBIT                                                                                                     REGISTRATION    EXHIBIT
 NUMBER                          DESCRIPTION                           REPORT OR REGISTRATION STATEMENT        NUMBER      REFERENCE
-------                          -----------                           --------------------------------     ------------   ---------
  4.6     -- Indenture, dated as of February 1, 1998, between         CERC Corp.'s Form 8-K dated              1-13265        4.1
             CERC Corp. (formerly NorAm Energy Corp.) and JPMorgan    February 5, 1998
             Chase Bank, National Association (successor to Chase
             Bank of Texas, National Association), as trustee
             (the "Indenture")

  +4.7    -- Supplemental Indenture No. 9 to the Indenture, dated
             as of May 18, 2006, providing for the issuance of
             CERC Corp.'s 6.15% Senior Notes due 2016

  +12     -- Computation of Ratios of Earnings to Fixed Charges

 +31.1    -- Rule 13a-14(a)/15d-14(a) Certification of David M.
             McClanahan

 +31.2    -- Rule 13a-14(a)/15d-14(a) Certification of Gary L.
             Whitlock

 +32.1    -- Section 1350 Certification of David M. McClanahan

 +32.2    -- Section 1350 Certification of Gary L. Whitlock

 +99.1    -- First Amendment to CenterPoint Energy Savings Plan
             dated June 26, 2006

 +99.2    -- Items incorporated by reference from the CenterPoint
             Energy Form 10-K.  Item 1A "Risk Factors"