Form 10-Q
period 2007-06-30
CENTERPOINT ENERGY INC
filed 2007-08-02
CIK 1130310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of July 31, 2007, CenterPoint Energy, Inc. had 321,181,040 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	the timing and amount of our recovery of the true-up components, including, in particular, the results of appeals to the courts of determinations on rulings obtained to date;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	changes in interest rates or rates of inflation;

•	weather variations and other natural phenomena;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

•	the ability of RRI and its subsidiaries to satisfy their other obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

ii

•	the investment performance of our employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities in respect of us or our competitors by third parties; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference, in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file from time to time with the Securities and Exchange Commission.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues	$1,843	$2,033	$4,920	$5,139

Expenses:
Natural gas	1,035	1,208	3,228	3,358
Operation and maintenance	340	330	671	682
Depreciation and amortization	153	160	293	305
Taxes other than income taxes	95	93	202	199

Total	1,623	1,791	4,394	4,544

Operating Income	220	242	526	595

Other Income (Expense):
Gain (loss) on Time Warner investment	11	28	(3)	(16)
Gain (loss) on indexed debt securities	(11)	(27)	(1)	14
Interest and other finance charges	(118)	(119)	(233)	(242)
Interest on transition bonds	(33)	(32)	(66)	(63)
Other, net	9	6	15	12

Total	(142)	(144)	(288)	(295)

Income Before Income Taxes	78	98	238	300
Income tax (expense) benefit	116	(28)	44	(100)

Net Income	$194	$70	$282	$200

Basic Earnings Per Share	$0.62	$0.22	$0.91	$0.62

Diluted Earnings Per Share	$0.61	$0.20	$0.89	$0.58

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	June 30,
	2006	2007
Current Assets:
Cash and cash equivalents	$127	$112
Investment in Time Warner common stock	471	455
Accounts receivable, net	1,017	828
Accrued unbilled revenues	451	236
Natural gas inventory	305	288
Materials and supplies	94	93
Non-trading derivative assets	98	42
Prepaid expenses and other current assets	432	343

Total current assets	2,995	2,397

Property, Plant and Equipment:
Property, plant and equipment	12,567	12,927
Less accumulated depreciation and amortization	(3,363)	(3,378)

Property, plant and equipment, net	9,204	9,549

Other Assets:
Goodwill	1,709	1,709
Regulatory assets	3,290	3,209
Non-trading derivative assets	21	16
Other	414	395

Total other assets	5,434	5,329

Total Assets	$17,633	$17,275

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2006	2007
Current Liabilities:
Short-term borrowings	$187	$225
Current portion of transition bond long-term debt	147	152
Current portion of other long-term debt	1,051	994
Indexed debt securities derivative	372	358
Accounts payable	1,010	619
Taxes accrued	364	207
Interest accrued	159	171
Non-trading derivative liabilities	141	71
Accumulated deferred income taxes, net	316	322
Other	474	342

Total current liabilities	4,221	3,461

Other Liabilities:
Accumulated deferred income taxes, net	2,323	2,260
Unamortized investment tax credits	39	35
Non-trading derivative liabilities	80	21
Benefit obligations	545	528
Regulatory liabilities	792	822
Other	275	291

Total other liabilities	4,054	3,957

Long-term Debt:
Transition bonds	2,260	2,183
Other	5,542	5,988

Total long-term debt	7,802	8,171

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock (313,651,639 shares and 321,160,863 shares outstanding at December 31, 2006 and June 30, 2007, respectively)	3	3
Additional paid-in capital	2,977	3,022
Accumulated deficit	(1,355)	(1,262)
Accumulated other comprehensive loss	(69)	(77)

Total shareholders’ equity	1,556	1,686

Total Liabilities and Shareholders’ Equity	$17,633	$17,275

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$282	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	305
Amortization of deferred financing costs	28	33
Deferred income taxes	(105)	16
Tax and interest reserves reductions related to ZENS and ACES	(119)	—
Investment tax credit	(4)	(4)
Unrealized loss on Time Warner investment	3	16
Unrealized loss (gain) on indexed debt securities	1	(14)
Write-down of natural gas inventory	30	6
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	743	404
Inventory	62	12
Taxes receivable	53	—
Accounts payable	(697)	(294)
Fuel cost over (under) recovery	76	(39)
Non-trading derivatives, net	13	17
Margin deposits, net	(113)	80
Interest and taxes accrued	36	(149)
Net regulatory assets and liabilities	54	31
Other current assets	(86)	(43)
Other current liabilities	(34)	(77)
Other assets	—	(17)
Other liabilities	(14)	(66)
Other, net	15	10

Net cash provided by operating activities	517	427

Cash Flows from Investing Activities:
Capital expenditures	(381)	(664)
Decrease (increase) in restricted cash of transition bond companies	(6)	1
Other, net	(9)	(46)

Net cash used in investing activities	(396)	(709)

Cash Flows from Financing Activities:
Increase in short-term borrowings, net	—	38
Long-term revolving credit facilities, net	(3)	—
Proceeds from commercial paper, net	—	353
Proceeds from issuance of long-term debt	324	400
Payments of long-term debt	(28)	(434)
Debt issuance costs	(4)	(4)
Payment of common stock dividends	(93)	(109)
Proceeds from issuance of common stock, net	6	19
Other	—	4

Net cash provided by financing activities	202	267

Net Increase (Decrease) in Cash and Cash Equivalents	323	(15)
Cash and Cash Equivalents at Beginning of Period	74	127

Cash and Cash Equivalents at End of Period	$397	$112

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$226	$285
Income taxes	112	178
See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy, or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2006.
     Background. CenterPoint Energy is a public utility holding company, created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan (Texas electric restructuring law).
     The Company’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2007, the Company’s indirect wholly owned subsidiaries included:
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
     The Company’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) the timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, business segment information for the three and six months ended June 30, 2006 has been recast to conform to the 2007 presentation due to the change in reportable business segments in the fourth quarter of 2006. The business segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period presented.
     For a description of the Company’s reportable business segments, reference is made to Note 13.
(2) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position if it is considered “more likely than not,” as defined in Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” of being sustained on audit based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 as of January 1, 2007 was an approximately $2 million credit to accumulated deficit. The Company recognizes interest and penalties as a component of income taxes.
     The implementation of FIN 48 also impacted other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $72 million of total unrecognized tax benefits in “Other Liabilities.” This amount includes $48 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions. The remaining $24 million represents amounts accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $4 million for the payment of interest for these uncertain tax positions.
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
(3) Employee Benefit Plans
     The Company’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2006		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(in millions)
Service cost	$9	$—	$9	$1
Interest cost	25	7	25	6
Expected return on plan assets	(36)	(3)	(37)	(3)
Amortization of prior service cost	(2)	1	(2)	1
Amortization of net loss	13	—	9	—
Amortization of transition obligation	—	2	—	1

Net periodic cost	$9	$7	$4	$6

	Six Months Ended June 30,
	2006		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(in millions)
Service cost	$18	$1	$18	$1
Interest cost	50	13	50	13
Expected return on plan assets	(71)	(6)	(74)	(6)
Amortization of prior service cost	(4)	1	(4)	2
Amortization of net loss	25	—	18	—
Amortization of transition obligation	—	4	—	3
Benefit enhancement	8	1	—	—

Net periodic cost	$26	$14	$8	$13

     The Company expects to contribute approximately $7 million in order to pay benefits under its nonqualified pension plan in 2007, of which $4 million had been contributed as of June 30, 2007.

     The Company expects to contribute approximately $29 million to its postretirement benefits plan in 2007, of which $13 million had been contributed as of June 30, 2007.
(4) Regulatory Matters
(a) Recovery of True-Up Balance
     In March 2004, CenterPoint Houston filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission’s rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from CenterPoint Houston’s initial request. CenterPoint Houston and other parties appealed the district court’s judgment. Oral arguments before the Texas 3rd Court of Appeals were held in January 2007, but no prediction can be made as to when the court will issue a decision in this matter. No amounts related to the district court’s judgment have been recorded in the Company’s consolidated financial statements.
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
     Certain parties appealed the CTC Order to a district court in Travis County, Texas. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the grounds that the Texas Supreme Court had previously invalidated that entire section of the rule. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of the Company’s electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston disagree with the district court’s conclusions and, in May 2006, appealed the judgment to the Texas 3rd Court of Appeals and, if required, plan to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed. Oral arguments were held in December 2006. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The 11.075 percent interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company’s or CenterPoint Houston’s financial condition, results of operations or cash flows.
     In June 2006, the Texas Utility Commission adopted a revised rule governing the carrying charges on unrecovered true-up balances as recommended by its staff (Staff). The rule, which applies to CenterPoint Houston, reduced the allowed interest rate on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is a reduction of approximately $18 million per year for the first year with lesser impacts in subsequent years. In July 2006, CenterPoint Houston made a compliance filing necessary to implement the rule changes effective August 1, 2006 per the settlement agreement entered into in connection with CenterPoint Houston’s rate proceeding.
     During the three months ended June 30, 2006 and 2007, CenterPoint Houston recognized approximately $15 million and $10 million, respectively, in operating income from the CTC. During the six months ended June 30, 2006 and 2007, CenterPoint Houston recognized approximately $31 million and $21 million, respectively, in operating income from the CTC. Additionally, during each of the three months ended June 30, 2006 and 2007, CenterPoint Houston recognized approximately $3 million of the allowed equity return not previously recorded. During the six months ended June 30, 2006 and 2007, CenterPoint Houston recognized approximately $5 million and $6 million, respectively, of the allowed equity return not previously recorded. As of June 30, 2007, the Company had not recorded an allowed equity return of $228 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates.
     In June 2007, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. On June 28, 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of more than $500 million, representing the remaining balance of the CTC, as well as the fuel reconciliation settlement amount discussed below. The request also included provisions for deduction of the environmental refund if that is the method selected for refund and provisions for settlement of any issues associated with the True-Up Order pending in the courts that might be resolved prior to issuance of the bonds. CenterPoint Houston has reached substantial agreement with other parties to this proceeding which, if approved by the Texas Utility Commission, would result in a financing order that would authorize issuance of transition bonds by a new special purpose subsidiary of CenterPoint Houston. Assuming that order is issued, CenterPoint Houston expects to issue bonds prior to the end of 2007.
(b) Final Fuel Reconciliation
     The results of the Texas Utility Commission’s final decision related to CenterPoint Houston’s final fuel reconciliation were a component of the True-Up Order. CenterPoint Houston has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. CenterPoint Houston has fully reserved for the disallowance and related interest accrual. A judgment was entered by a Travis County district court in May 2005 affirming the Texas Utility Commission’s decision. CenterPoint Houston filed an appeal to the Texas 3rd Court of Appeals in June 2005, but in April 2006 that court issued a judgment affirming the Texas Utility Commission’s decision. CenterPoint Houston filed an appeal with the Texas Supreme Court in August 2006, but in February 2007 CenterPoint Houston asked the Texas Supreme Court to hold that appeal in abeyance pending consideration by the Texas Utility Commission of a tentative settlement reached by the parties. The Texas Supreme Court granted the abatement of the appeal, and in June 2007 the Texas Utility Commission approved that settlement. Following a request by CenterPoint Houston and the other parties to the appeal, the Texas Supreme Court vacated the lower court decisions and remanded the case to the Texas Utility Commission. The Texas Utility Commission is expected to issue a final order consistent with the terms of the approved settlement agreement. The settlement allows CenterPoint Houston recovery of $12.5 million plus interest from January 2002. As a result of the settlement, CenterPoint Houston recorded a regulatory asset of $17 million in the second quarter of 2007.
(c) Refund of Environmental Retrofit Costs
     The True-Up Order allowed recovery of approximately $699 million of environmental retrofit costs related to CenterPoint Houston’s generation assets. The sale of CenterPoint Houston’s interest in its generation assets was completed in early 2005. The True-Up Order required CenterPoint Houston to provide evidence by January 31, 2007 that the entire $699 million was actually spent by December 31, 2006 on environmental programs. The Texas Utility Commission will determine the appropriate manner to return to customers any unused portion of these funds, including interest on the funds. In January 2007, the Company was notified by the successor in interest to CenterPoint Houston’s generation assets that, as of December 31, 2006, it had only spent approximately $664 million. On January 31, 2007, CenterPoint Houston made the required filing with the Texas Utility Commission, identifying approximately $35 million in unspent funds to be refunded to customers along with approximately $7 million of interest and requesting permission to refund these amounts through a reduction of the CTC. Such amounts were recorded as regulatory liabilities as of December 31, 2006. Certain parties have requested a hearing and the Texas Utility Commission has requested briefing on certain issues. In May 2007, all parties in the proceeding filed a letter with the Texas Utility Commission stipulating that the total amount of the refund, including all principal and interest, was $45 million as of May 31, 2007, and that interest will continue to accrue after May 31, 2007 on any unrefunded balance at a rate of 5.4519% per year. In July 2007, CenterPoint Houston, the Staff and the other parties filed a settlement agreement incorporating the May 2007 letter agreement and agreeing that the refund should be used to offset the principal amount proposed in CenterPoint Houston’s application to securitize the CTC and other amounts. At this time, no party remaining in the proceeding is contesting the settlement, and CenterPoint Houston expects an order consistent with the terms of the settlement agreement to be presented to the Texas Utility Commission for approval in August or September 2007. As of June 30, 2007, CenterPoint Houston has recorded a regulatory liability of $45 million related to this matter.
(d) Rate Cases
     Arkansas. In January 2007, CERC Corp.’s natural gas distribution business (Gas Operations) filed an application with the Arkansas Public Service Commission (APSC) to change its natural gas distribution rates. This filing seeks approval to change the base rate portion of a customer’s natural gas bill, which makes up about 30 percent of the total bill and covers the cost of distributing natural gas. The filing does not apply to the gas supply rate, which makes up the remaining approximately 70 percent of the bill.
     The January filing requested an increase in annual base revenues of approximately $51 million. Gas Operations has since agreed to reduce its request to approximately $40 million. As part of the base rate filing, Gas Operations is also proposing a decoupling mechanism that, if approved, would help stabilize revenues and eliminate the potential conflict between its efforts to earn a reasonable return on invested capital while promoting energy efficiency initiatives, because decoupling mitigates the negative effects of declining customer usage. As part of the revenue stabilization mechanism, Gas Operations proposed to reduce the requested return on equity by 35 basis points which would reduce the base rate increase by $1 million. The mechanism would be in place through December 31, 2010. In July 2007, the APSC staff filed direct testimony proposing an increase of approximately $13 million and implementation of the rate stabilization mechanism.
     Texas. In September 2006, Gas Operations filed statements of intent with 47 cities in its Texas coast service territory to increase miscellaneous service charges and to allow recovery of the costs of financial hedging transactions through its purchased gas cost adjustment. In November 2006, these changes became effective as all 47 cities either approved the filings or took no action, thereby allowing rates to go into effect by operation of law. In December 2006, Gas Operations filed a statement of intent with the Railroad Commission of Texas (Railroad Commission) seeking to implement such changes in the environs of the Texas coast service territory. The Railroad Commission approved the filing in April 2007. The new service charges were implemented in the second quarter of 2007.
     Minnesota. As of September 30, 2006, Gas Operations had recorded approximately $45 million as a regulatory asset related to prior years’ unrecovered purchased gas costs in its Minnesota service territory. Of the total, approximately $24 million related to the period from July 1, 2004 through June 30, 2006, and approximately $21 million related to the period from July 1, 2000 through June 30, 2004. The amounts related to periods prior to July 1, 2004 arose as a result of revisions to the calculation of unrecovered purchased gas costs previously approved by the Minnesota Public Utilities Commission (MPUC). Recovery of this regulatory asset was dependent upon obtaining a waiver from the MPUC rules. In November 2006, the MPUC considered the request and voted to deny the waiver. Accordingly, the Company recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset by an equal amount. In February 2007, the MPUC denied reconsideration. In March 2007, the Company petitioned the Minnesota Court of Appeals for review of the MPUC’s decision. No prediction can be made as to the ultimate outcome of this matter.
     In November 2005, Gas Operations filed a request with the MPUC to increase annual base rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. Any excess of amounts collected under the interim rates over the amounts approved as final rates was subject to refund to customers. In October 2006, the MPUC considered the request and indicated that it would grant a rate increase of approximately $21 million. In addition, the MPUC approved a $5 million affordability program to assist low-income customers, the actual cost of which will be recovered in rates in addition to the $21 million rate increase. A final order was issued in January 2007, and final rates were implemented beginning May 1, 2007. Gas Operations completed refunding the proportional share of the excess of the amounts collected in interim rates over the amount allowed by the final order to customers in the second quarter of 2007.
(e) APSC Affiliate Transaction Rulemaking Proceeding
     In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by CERC and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but would permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those currently in place at CERC. Non-financial affiliate transactions would generally have to be priced under an asymmetrical pricing formula under which utilities would benefit from any difference between the cost of providing goods and services to or from the utility operations and the market value of those goods or services. However, corporate services provided at fully allocated cost such as those provided by service companies would be exempt. The rules also would restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses were to exceed 10 percent of the book value of the utility and its affiliates. However, existing businesses would be grandfathered under the revised rules. The revised rules would also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.

     The APSC’s revised rules impose record keeping, record access, employee training and reporting requirements related to affiliate transactions, including notification to the APSC of the formation of new affiliates that will engage in transactions with the utility and annual certification by the utility’s president or chief executive officer and its chief financial officer of compliance with the rules. In addition, the revised rules require a report to the APSC in the event the utility’s bond rating is downgraded in certain circumstances. Although the revised rules impose new requirements on CERC’s operations in Arkansas, at this time neither CERC nor the Company anticipates that the revised rules will have an adverse effect on existing operations in Arkansas.
(5) Derivative Instruments
     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options (energy derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.
Non-Trading Activities
     Cash Flow Hedges. The Company enters into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During the six months ended June 30, 2006 and 2007, hedge ineffectiveness resulted in a gain of less than $1 million and a loss of less than $1 million, respectively, from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2007, the Company expects $6.1 million ($3.9 million after-tax) in accumulated other comprehensive income to be reclassified as a decrease in natural gas expense during the next twelve months.
     The length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years, with a limited amount up to four years. The Company’s policy is not to exceed ten years in hedging its exposure.
     Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2006 and 2007, the Company recognized unrealized net gains of $8.5 million and net losses of $5.8 million, respectively. These derivative gains and losses are included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.” During the six months ended June 30, 2006 and 2007, the Company recognized unrealized net gains of $12.7 million and net losses of $13.5 million, respectively.
     Interest Rate Swaps. During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive loss and is being amortized into interest expense over the five-year life of the designated fixed-rate debt. Amortization of amounts deferred in accumulated other comprehensive loss for each of the six months ended June 30, 2006 and 2007 was $15 million. As of June 30, 2007, the Company expects the remaining $5 million ($3 million after-tax) in accumulated other comprehensive loss related to interest rate swaps to be amortized into interest expense during the third quarter of 2007.
     Embedded Derivative. The Company’s 3.75% convertible senior notes contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest component was not material at issuance or at June 30, 2007.
(6) Goodwill
     Goodwill by reportable business segment as of both December 31, 2006 and June 30, 2007 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	339
Field Services	25
Other Operations	20

Total	$1,709

(7) Comprehensive Income
     The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in millions)
Net income	$194	$70	$282	$200

Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1 and $3)	—	2	—	4
Net deferred gain (loss) from cash flow hedges (net of tax of ($1), $4, ($2) and $4)	(2)	5	(5)	5
Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $2, $3, $-0- and ($12))	9	5	6	(17)

Total	7	12	1	(8)

Comprehensive income	$201	$82	$283	$192

     The following table summarizes the components of accumulated other comprehensive loss:

	December 31,	June 30,
	2006	2007
	(in millions)
SFAS No. 158 incremental effect	$(79)	$(75)
Minimum pension liability adjustment	(3)	(3)
Net deferred gain from cash flow hedges	13	1

Total accumulated other comprehensive loss	$(69)	$(77)

(8) Capital Stock
     CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2006, 313,651,805 shares of CenterPoint Energy common stock were issued and 313,651,639 shares of CenterPoint Energy common stock were outstanding. At June 30, 2007, 321,161,029 shares of CenterPoint Energy common stock were issued and 321,160,863 shares of CenterPoint Energy common stock were outstanding. See Note 9(b) describing the conversion of the 2.875% Convertible Senior Notes in January 2007. Outstanding common shares exclude 166 treasury shares at both December 31, 2006 and June 30, 2007.

(9) Short-term Borrowings and Long-term Debt
(a) Short-term Borrowings
     In 2006, CERC amended its receivables facility and extended the termination date to October 30, 2007. The facility size was $375 million until May 2007 and will range from $150 million to $325 million during the period from May 2007 to the October 30, 2007 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in CERC’s natural gas businesses. At June 30, 2007, the facility size was $225 million. Under the terms of the amended receivables facility, the provisions for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” were no longer met. Accordingly, advances received by CERC upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006 and June 30, 2007. As of December 31, 2006 and June 30, 2007, $187 million and $225 million, respectively, was advanced for the purchase of receivables under CERC’s receivables facility.
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
     In February 2007, CERC Corp. issued $150 million aggregate principal amount of senior notes due in February 2037 with an interest rate of 6.25%. The proceeds from the sale of the senior notes were used to repay advances for the purchase of receivables under CERC Corp.’s receivables facility. Such repayment provided increased liquidity and capital resources for CERC’s general corporate purposes.
     Revolving Credit Facilities. In June 2007, the Company, CenterPoint Houston and CERC Corp. entered into amended and restated bank credit facilities. The Company’s amended credit facility is a $1.2 billion five-year senior unsecured revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on the Company’s current credit ratings, versus the previous rate of LIBOR plus 60 basis points.
     The amended facility at CenterPoint Houston is a $300 million five-year senior unsecured revolving credit facility. The facility’s first drawn cost remains at LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings.
     The amended facility at CERC Corp. is a $950 million five-year senior unsecured revolving credit facility versus a $550 million facility prior to the amendment. The facility’s first drawn cost remains at LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings.
     Under each of the credit facilities, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.
     As of June 30, 2007, the Company had no borrowings and approximately $28 million of outstanding letters of credit under its $1.2 billion credit facility, CenterPoint Houston had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility and CERC Corp. had no borrowings and approximately $19 million of outstanding letters of credit under its $950 million credit facility. The Company also had approximately $353 million of commercial paper outstanding at June 30, 2007, which is supported by its $1.2 billion credit facility. The Company, CenterPoint Houston and CERC Corp. were in compliance with all covenants as of June 30, 2007.
     Convertible Debt. On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. As of June 30, 2007, holders could convert each of their notes into shares of CenterPoint Energy common stock at a conversion rate of 88.3833 shares of common stock per $1,000 principal amount of notes at any time prior to maturity under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company’s assets, debt securities or certain rights to purchase the Company’s securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The notes originally had a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes. However, the conversion rate has increased to 88.3833, in accordance with the terms of the notes, due to quarterly common stock dividends in excess of $0.10 per share.
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
     As of December 31, 2006 and June 30, 2007, the 3.75% convertible senior notes are included as current portion of long-term debt in the Consolidated Balance Sheets because the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the quarter was greater than or equal to 120% of the conversion price of the 3.75% convertible senior notes and therefore, the 3.75% convertible senior notes meet the criteria that make them eligible for conversion at the option of the holders of these notes.
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

(10) Commitments and Contingencies
(a) Natural Gas Supply Commitments
     Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2007, minimum payment obligations for natural gas supply commitments are approximately $518 million for the remaining six months in 2007, $598 million in 2008, $283 million in 2009, $276 million in 2010, $274 million in 2011 and $1.4 billion in 2012 and thereafter.
(b) Legal, Environmental and Other Regulatory Matters
Legal Matters
RRI Indemnified Litigation
     The Company, CenterPoint Houston or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between the Company and Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI), the Company and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of the lawsuits described below under “Electricity and Gas Market Manipulation Cases” and “Other Class Action Lawsuits.” Pursuant to the indemnification obligation, RRI is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.
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
     The Company and/or Reliant Energy have been named in approximately 35 of these lawsuits, which were instituted between 2001 and 2007 and are pending in California state court in San Diego County, in Nevada state court in Clark County, in federal district court in Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Houston and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.
     To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Four of the gas complaints have also been dismissed based on defendants’ claims of federal preemption and the filed rate doctrine, and these dismissals either have been appealed or are expected to be appealed. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. In October 2006, RRI reached a tentative settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. The other gas cases remain in the early procedural stages.
     In August 2005, RRI reached a settlement with the Federal Energy Regulatory Commission (FERC) enforcement staff, the states of California, Washington and Oregon, California’s three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission and by the courts in which the electricity class action cases are pending. Two parties have appealed the courts’ approval of the settlement to the California Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC’s order approving the settlement, which the FERC denied on May 30, 2006. That party has filed for review of the FERC’s orders in the Ninth Circuit Court of Appeals. The Company is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when the Company was an affiliate of RRI. The terms of the settlement do not require payment by the Company.
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
Other Legal Matters
     Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. On October 20, 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted, but the plaintiff has sought review of that dismissal from the Tenth Circuit Court of Appeals.
     In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. CERC believes that there has been no systematic mismeasurement of gas and that the lawsuits are without merit. CERC does not expect the ultimate outcome of the lawsuits to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.
     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company (CEGT), United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar lawsuit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by CERC to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CERC, Entex Gas Marketing Company, CEGT, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants, but in July 2007, plaintiffs amended their complaint to allege, among other things, that the alleged conduct affected rates charged to consumers in Minnesota. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case are seeking class certification, but the proposed class has not been certified. In June 2007, the Arkansas Supreme Court issued an opinion addressing the Miller County district court’s jurisdiction over the plaintiffs’ claims and ruled that the complaint was a challenge to gas rates over which the APSC has exclusive jurisdiction with regard to Arkansas customers. The Arkansas Supreme Court declined to adjudicate the issue of the jurisdiction of the Railroad Commission over Texas customers. Following the decision by the Arkansas Supreme Court, the Miller County court ruled that the Arkansas consumer claims would be stayed pending action by the APSC to consider the commission’s jurisdiction over the claims, but denied other motions to dismiss that had been urged by the defendants. In June 2007, CERC and other defendants in the Miller County case filed a petition for declaratory judgment in a district court in Travis County, Texas, seeking a determination that the Railroad Commission has exclusive jurisdiction over the Texas claims asserted by the plaintiffs. In February 2005, the Wharton County case was removed to federal district court in Houston, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, disgorgement of illegal profits, exemplary damages or trebling of actual damages, civil penalties and attorney’s fees. In these cases, the Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state and municipal regulatory authorities. The Company and CERC do not expect the outcome of these matters to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.
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
     Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, including the cost of restoring their property to its original condition and damages for diminution of value of their property. In addition, plaintiffs seek damages for trespass, punitive, and exemplary damages. The parties have reached an agreement on terms of a settlement in principle of this matter. Among other things, that settlement requires approval from the Louisiana Department of Environmental Quality (LDEQ) of an acceptable remediation framework that could be implemented by CERC. In May 2007, the LDEQ executed a cooperative agreement with a CERC Corp. subsidiary, pursuant to which CERC Corp.’s subsidiary will work with the LDEQ to develop a remediation plan. In July 2007, pursuant to the terms previously agreed, the parties implemented the terms of their settlement and resolved this matter. CERC made a settlement payment within the amounts previously reserved for this matter. The Company and CERC do not expect the ultimate cost associated with resolving this matter to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.
     Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.
     At June 30, 2007, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2007, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.
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
     On July 25, 2007, CenterPoint Energy Investment Management, Inc. (Investment Management), an indirect, wholly-owned subsidiary of the Company, was notified of acceptance of its claim in connection with the 2002 AOL Time Warner, Inc. securities and ERISA class action litigation by receipt of approximately $32 million from the independent settlement administrator appointed by the United States District Court, Southern District of New York. This amount represents the portion of a settlement fund to which Investment Management has been determined to be entitled by the settlement administrator and will be recorded in the third quarter of 2007.
Guaranties
     Prior to the Company’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure the Company and CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of CERC and the Company, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. CERC currently holds letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. The Company’s current exposure under the guaranties relates to CERC’s guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. RRI has advised the Company and CERC that it anticipates completing assignments of a portion of the capacity its trading subsidiary holds under those transportation contracts. If those transactions are completed as planned, the reduced level of demand charges will be approximately $23 million per year through 2015, $20 million in 2016, $10 million in 2017 and $3 million in 2018. RRI continues to meet its obligations under the transportation contracts, and the Company believes current market conditions make those contracts valuable for transportation services in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, the Company’s exposure to the counterparty under the guaranty could exceed the security provided by RRI.
     In June 2006, the RRI trading subsidiary and CERC jointly filed a complaint at the FERC against the counterparty on the CERC guaranty. In the complaint, the RRI trading subsidiary sought a determination by the FERC that the security demanded by the counterparty exceeded the level permitted by the FERC’s policies. The complaint asked the FERC to require the counterparty to release CERC from its guaranty obligation and, in its place, accept substitute security provided by RRI. In July 2007, the FERC ruled on that complaint. In the case of one of the four transportation contracts, the FERC directed the counterparty either to permit the RRI trading subsidiary to substitute as collateral three months of demand charges for the CERC guaranty, or to show within thirty days why such substitution is not appropriate. In all other respects, the FERC denied the complaint. In addition to the FERC proceeding, in February 2007, the Company and CERC made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy and RRI. That demand seeks to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, the Company and RRI entered into an agreement in March 2007 to delay further proceedings regarding this dispute until October 2007 in order to permit further discussions.
(11) Income Taxes
     During the three months and six months ended June 30, 2006, the effective tax rate was a net benefit. During the three months and six months ended June 30, 2007, the effective tax rate was 29% and 33%, respectively. The most significant items affecting comparability of the effective tax rates were a decrease to the tax reserve of approximately $119 million relating to the Zero Premium Exchangeable Subordinated Notes and Automatic Common Exchange Securities issues as a result of an agreement reached with the IRS in July 2006 and the settlement of other tax issues, which reduced tax expense by $21 million in the second quarter of 2006 and $6 million in the second quarter of 2007.
     The following table summarizes the Company’s liability for uncertain tax positions in accordance with FIN 48 at January 1 and June 30, 2007 (in millions):

	January 1, 2007	June 30, 2007
Liability for uncertain tax positions	$72	$79
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	24	17
Interest accrued on uncertain tax positions	4	5

(12) Earnings Per Share
     The following table reconciles numerators and denominators of the Company’s basic and diluted earnings per share calculations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$194	$70	$282	$200

Weighted average shares outstanding	311,440,000	320,927,000	311,145,000	319,501,000

Basic earnings per share	$0.62	$0.22	$0.91	$0.62

Diluted earnings per share calculation:
Net income	$194	$70	$282	$200

Weighted average shares outstanding	311,440,000	320,927,000	311,145,000	319,501,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	1,098,000	1,204,000	1,150,000	1,157,000
Restricted stock	1,160,000	1,543,000	1,160,000	1,543,000
2.875% convertible senior notes	—	—	—	586,000
3.75% convertible senior notes	3,118,000	20,096,000	4,289,000	19,237,000

Weighted average shares assuming dilution	316,816,000	343,770,000	317,744,000	342,024,000

Diluted earnings per share	$0.61	$0.20	$0.89	$0.58

(1)	Options to purchase 7,137,644 shares were outstanding for both the three and six months ended June 30, 2006, and options to purchase 2,609,420 shares and 3,313,479 shares were outstanding for the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.
     In accordance with Emerging Issues Task Force Issue No. 04-8, because all of the 2.875% contingently convertible senior notes and approximately $572 million of the 3.75% contingently convertible senior notes (subsequent to the August 2005 exchange discussed in Note 9) provide for settlement of the principal portion in cash rather than stock, the Company excludes the portion of the conversion value of these notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. The Company includes the conversion spread in the calculation of diluted earnings per share when the average market price of the Company’s common stock in the respective reporting period exceeds the conversion price. The conversion price for the 3.75% contingently convertible senior notes at June 30, 2007 was $11.31 and the conversion price of the 2.875% convertible senior notes at the time of their extinguishment was $12.52.
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
     The Company’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers.

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
     Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended June 30, 2006
	Revenues from		Net
	External		Intersegment	Operating
	Customers		Revenues	Income (Loss)
Electric Transmission & Distribution	$456	(1)	$—	$151
Natural Gas Distribution	546		3	(2)
Competitive Natural Gas Sales and Services	742		8	7
Interstate Pipelines	69		35	40
Field Services	27		7	21
Other Operations	3		2	3
Eliminations	—		(55)	—

Consolidated	$1,843		$—	$220

	For the Three Months Ended June 30, 2007
	Revenues from		Net
	External		Intersegment	Operating
	Customers		Revenues	Income (Loss)
Electric Transmission & Distribution	$465	(1)	$—	$157
Natural Gas Distribution	573		3	8
Competitive Natural Gas Sales and Services	874		7	(4)
Interstate Pipelines	88		33	52
Field Services	30		12	27
Other Operations	3		—	2
Eliminations	—		(55)	—

Consolidated	$2,033		$—	$242

	For the Six Months Ended June 30, 2006
	Revenues from		Net		Total Assets
	External		Intersegment	Operating	as of December 31,
	Customers		Revenues	Income (Loss)	2006
Electric Transmission & Distribution	$841	(1)	$—	$261	$8,463
Natural Gas Distribution	2,023		6	101	4,463
Competitive Natural Gas Sales and Services	1,868		45	32	1,501
Interstate Pipelines	125		68	89	2,738
Field Services	58		17	45	608
Other Operations	5		4	(2)	2,047	(2)
Eliminations	—		(140)	—	(2,187)

Consolidated	$4,920		$—	$526	$17,633

	For the Six Months Ended June 30, 2007
	Revenues from		Net
	External		Intersegment	Operating	Total Assets
	Customers		Revenues	Income (Loss)	as of June 30, 2007
Electric Transmission & Distribution	$871	(1)	$—	$261	$8,501
Natural Gas Distribution	2,137		6	137	4,050
Competitive Natural Gas Sales and Services	1,921		24	52	1,256
Interstate Pipelines	147		64	96	2,836
Field Services	58		23	49	618
Other Operations	5		—	—	1,876	(2)
Eliminations	—		(117)	—	(1,862)

Consolidated	$5,139		$—	$595	$17,275

(1)	Sales to subsidiaries of RRI in the three months ended June 30, 2006 and 2007 represented approximately $182 million and $151 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of RRI in the six months ended June 30, 2006 and 2007 represented approximately $344 million and $300 million, respectively.

(2)	Included in total assets of Other Operations as of December 31, 2006 and June 30, 2007 is a pension asset of $109 million and $117 million, respectively. Also included in total assets of Other Operations as of December 31, 2006 and June 30, 2007, is a pension related regulatory asset of $420 million and $411 million, respectively, that resulted from the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”
(14) Subsequent Event
     On July 26, 2007, the Company’s board of directors declared a regular quarterly cash dividend of $0.17 per share of common stock payable on September 10, 2007, to shareholders of record as of the close of business on August 16, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
     The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.
EXECUTIVE SUMMARY
Recent Events
     Refinancing Transactions
     In June 2007, we, CenterPoint Houston and CERC Corp. entered into amended and restated bank credit facilities. Our amended credit facility is a $1.2 billion five-year senior unsecured revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on our current credit ratings, versus the previous rate of LIBOR plus 60 basis points. The amended facility at CenterPoint Houston is a $300 million five-year senior unsecured revolving credit facility. The facility’s first drawn cost remains at LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings. The amended facility at CERC Corp. is a $950 million five-year senior unsecured revolving credit facility versus a $550 million facility prior to the amendment. The facility’s first drawn cost remains at LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings.
     Interstate Pipeline Expansion
     Carthage to Perryville. In April 2007, CenterPoint Energy Gas Transmission (CEGT), a wholly owned subsidiary of CERC Corp., completed construction of a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in Northeast Louisiana. On May 1, 2007, CEGT began service under its firm transportation agreements with shippers of approximately 960 million cubic feet per day. This completes the first phase of the Carthage to Perryville project. CEGT’s second phase of the project, which involves adding compression that will increase the total capacity of the pipeline to approximately 1.25 billion cubic feet (Bcf) per day, is expected to go into service in August 2007. CEGT has signed firm contracts for the full capacity of phases one and two.
     Based on interest expressed during an open season held in 2006, and subject to Federal Energy Regulatory Commission (FERC) approval, CEGT will add a phase three which will expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression. In September 2006, CEGT filed for approval to increase the maximum allowable operating pressure with the U.S. Department of Transportation (DOT). In December 2006, CEGT filed for the necessary certificate to expand capacity of the pipeline with the FERC. In May 2007, CEGT received FERC approval for the third phase of the project and in July 2007, CEGT received DOT approval. The third phase is projected to be in-service in the first quarter of 2008.

CONSOLIDATED RESULTS OF OPERATIONS
     All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$1,843	$2,033	$4,920	$5,139
Expenses	1,623	1,791	4,394	4,544

Operating Income	220	242	526	595
Interest and Other Finance Charges	(118)	(119)	(233)	(242)
Interest on Transition Bonds	(33)	(32)	(66)	(63)
Other Income, net	9	7	11	10

Income Before Income Taxes	78	98	238	300
Income Tax (Expense) Benefit	116	(28)	44	(100)

Net Income	$194	$70	$282	$200

Basic Earnings Per Share	$0.62	$0.22	$0.91	$0.62

Diluted Earnings Per Share	$0.61	$0.20	$0.89	$0.58

Three months ended June 30, 2007 compared to three months ended June 30, 2006
     We reported consolidated net income of $70 million ($0.20 per diluted share) for the three months ended June 30, 2007 as compared to $194 million ($0.61 per diluted share) for the same period in 2006. The decrease in net income of $124 million was primarily due to:
•	increased income tax expense of $144 million as discussed below; and

•	decreased operating income of $11 million in our Competitive Natural Gas Sales and Services business segment.
     These decreases in consolidated net income were partially offset by:
•	increased operating income of $12 million in our Interstate Pipelines business segment;

•	increased operating income of $10 million in our Natural Gas Distribution business segment;

•	increased operating income of $9 million from our Electric Transmission & Distribution utility; and

•	increased operating income of $6 million in our Field Services business segment.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     We reported consolidated net income of $200 million ($0.58 per diluted share) for the six months ended June 30, 2007 as compared to $282 million ($0.89 per diluted share) for the same period in 2006. The decrease in net income of $82 million was primarily due to:
•	increased income tax expense of $144 million as discussed below; and

•	increased interest expense, excluding interest on transition bonds, of $9 million due to higher borrowing levels.
     These decreases in consolidated net income were partially offset by:
•	increased operating income of $36 million in our Natural Gas Distribution business segment;

•	increased operating income of $20 million in our Competitive Natural Gas Sales and Services business segment;

•	increased operating income of $7 million in our Interstate Pipelines business segment;

•	increased operating income of $4 million from our Electric Transmission & Distribution utility; and

•	increased operating income of $4 million in our Field Services business segment.
Income Tax Expense
     During the three months and six months ended June 30, 2006, our effective tax rate was a net benefit. During the three months and six months ended June 30, 2007, our effective tax rate was 29% and 33%, respectively. The most significant items affecting comparability of our effective tax rates were a decrease to the tax reserve of approximately $119 million relating to the Zero Premium Exchangeable Subordinated Notes (ZENS) and Automatic Common Exchange Securities issues as a result of an agreement reached with the Internal Revenue Service in July 2006 and the settlement of other tax issues, which reduced tax expense by $21 million in the second quarter of 2006 and $6 million in the second quarter of 2007.
RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     The following table presents operating income (in millions) for each of our business segments for the three and six months ended June 30, 2006 and 2007. Due to the change in reportable segments in the fourth quarter of 2006, we have recast our segment information for 2006, as discussed in Note 13 to our Interim Condensed Financial Statements, to conform to the new presentation. The segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in millions)
Electric Transmission & Distribution:
Transmission & Distribution Utility	$119	$128	$197	$201
Transition Bond Companies	32	29	64	60

Total Electric Transmission & Distribution	151	157	261	261
Natural Gas Distribution	(2)	8	101	137
Competitive Natural Gas Sales and Services	7	(4)	32	52
Interstate Pipelines	40	52	89	96
Field Services	21	27	45	49
Other Operations	3	2	(2)	—

Total Consolidated Operating Income	$220	$242	$526	$595

Electric Transmission & Distribution
     For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Electric Transmission & Distribution Business,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

     The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Electric transmission and distribution utility	$386	$395	$717	$742
Transition bond companies	70	70	124	129

Total revenues	456	465	841	871

Expenses:
Operation and maintenance	147	150	281	304
Depreciation and amortization, excluding transition bond companies	61	61	124	124
Taxes other than income taxes, excluding transition bond companies	59	56	115	113
Transition bond companies	38	41	60	69

Total expenses	305	308	580	610

Operating Income	$151	$157	$261	$261

Operating Income — Electric transmission and distribution utility	$119	$128	$197	$201
Operating Income – Transition bond companies (1)	32	29	64	60

Total segment operating income	$151	$157	$261	$261

Throughput (in gigawatt-hours (GWh)):
Residential	6,808	6,021	10,794	10,679
Total	20,422	19,175	36,409	35,835

Average number of metered customers:
Residential	1,730,130	1,767,749	1,723,983	1,760,006
Total	1,965,180	2,006,840	1,958,005	1,998,291

(1)	Represents the amount necessary to pay interest on the transition bonds.
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Electric Transmission & Distribution business segment reported operating income of $157 million for the three months ended June 30, 2007, consisting of $118 million from the regulated electric transmission and distribution utility (TDU), exclusive of an additional $10 million from the competition transition charge (CTC), and $29 million related to transition bond companies. For the three months ended June 30, 2006, operating income totaled $151 million, consisting of $104 million from the TDU, exclusive of an additional $15 million from the CTC, and $32 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 43,000 metered customers added since June 30, 2006 ($6 million), increased miscellaneous service charges ($4 million), settlement of the final fuel reconciliation ($4 million) and a one-time settlement in the second quarter of 2006 related to the resolution of the unbundled cost of service (UCOS) order ($32 million). The increases were partially offset by lower usage due primarily to milder weather ($21 million), the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($8 million), lower CTC return resulting from the August 2006 reduction in our allowed rate of return ($5 million) and lower transmission revenue ($3 million). Operation and maintenance expense increased primarily due to higher transmission costs ($7 million) and increased expenses related to low income programs as required by the 2006 rate case settlement ($3 million), partially offset by settlement of the final fuel reconciliation ($13 million).
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Electric Transmission & Distribution business segment reported operating income of $261 million for the six months ended June 30, 2007, consisting of $180 million from the TDU, exclusive of an additional $21 million from the CTC, and $60 million related to transition bond companies. For the six months ended June 30, 2006, operating income also totaled $261 million, consisting of $166 million from the TDU, exclusive of an additional $31 million from the CTC, and $64 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 43,000 metered customers added since June 30, 2006 ($10 million), increased miscellaneous service charges ($7 million), settlement of the final fuel reconciliation ($4 million) and a one-time settlement in the second quarter of 2006 related to the resolution of the UCOS order ($32 million). These increases were partially offset by the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($19 million) and lower CTC return resulting from the August 2006 reduction in our allowed rate of return ($10 million). Operation and maintenance expense increased primarily due to a gain on the sale of property in 2006 ($14 million), higher transmission costs ($14 million), and increased expenses related to low income programs as required by the 2006 rate case settlement ($5 million), partially offset by settlement of the final fuel reconciliation ($13 million).
Natural Gas Distribution
     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2006 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$549	$576	$2,029	$2,143

Expenses:
Natural gas	343	366	1,489	1,578
Operation and maintenance	142	135	292	282
Depreciation and amortization	37	38	75	76
Taxes other than income taxes	29	29	72	70

Total expenses	551	568	1,928	2,006

Operating Income (Loss)	$(2)	$8	$101	$137

Throughput (in Bcf):
Residential	17	20	84	106
Commercial and industrial	44	44	116	126

Total Throughput	61	64	200	232

Average number of customers:
Residential	2,871,107	2,925,120	2,882,008	2,935,661
Commercial and industrial	243,420	247,550	244,475	246,564

Total	3,114,527	3,172,670	3,126,483	3,182,225

Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Natural Gas Distribution business segment reported operating income of $8 million for the three months ended June 30, 2007 compared to an operating loss of $2 million for the three months ended June 30, 2006. Operating income improved as a result of customer growth ($2 million) from the addition of nearly 60,000 customers since June 30, 2006 and reduced operation and maintenance expenses, primarily as a result of costs associated with staff reductions incurred in 2006 ($6 million) and the 2006 write-off of certain rate case expenses ($3 million). The increase in operating income was partially offset by higher expenses associated with initiatives undertaken to improve customer service ($3 million).
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Natural Gas Distribution business segment reported operating income of $137 million for the six months ended June 30, 2007 compared to operating income of $101 million for the six months ended June 30, 2006. Operating income improved as a result of increased usage primarily due to unusually mild weather in 2006 ($17 million) and growth from the addition of nearly 60,000 customers since June 30, 2006 ($6 million) and reduced operation and maintenance expenses, primarily as a result of costs associated with staff reductions incurred in 2006

($11 million), reduced employee benefit costs ($4 million) and the 2006 write-off of certain rate case expenses ($3 million). The increase in operating income was partially offset by higher expenses associated with initiatives undertaken to improve customer service ($4 million).
Competitive Natural Gas Sales and Services
     For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Business,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2006 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$750	$881	$1,913	$1,945

Expenses:
Natural gas	735	877	1,864	1,875
Operation and maintenance	7	7	15	16
Depreciation and amortization	1	1	1	1
Taxes other than income taxes	—	—	1	1

Total expenses	743	885	1,881	1,893

Operating Income (Loss)	$7	$(4)	$32	$52

Throughput (in Bcf):
Wholesale – third parties	72	74	161	168
Wholesale – affiliates	8	2	19	5
Retail and Pipeline	41	44	99	102

Total Throughput	121	120	279	275

Average number of customers:
Wholesale	132	248	138	235
Retail and Pipeline	6,604	6,829	6,639	6,797

Total	6,736	7,077	6,777	7,032

Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $4 million for the three months ended June 30, 2007 compared to operating income of $7 million for the three months ended June 30, 2006. The decrease in operating income of $11 million in the second quarter of 2007 was primarily due to a reduction in locational and seasonal natural gas price differentials ($9 million). In addition, the second quarter of 2007 included the loss from mark-to-market accounting for non-trading financial derivatives ($6 million) and a write-down of natural gas inventory to the lower of average cost or market ($5 million), compared to the gain from mark-to market accounting ($8 million) and an inventory write-down ($17 million) for the same period of 2006. Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Competitive Natural Gas Sales and Services business segment reported operating income of $52 million for the six months ended June 30, 2007 compared to $32 million for the six months ended June 30, 2006. The increase in operating income of $20 million was primarily due to increased operating margins (revenues less natural gas costs) related to sales of gas from inventory and improved asset utilization ($48 million) partially offset by an unfavorable change resulting from mark-to-market accounting for non-trading financial derivatives ($27 million).

Interstate Pipelines
     For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2006 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$104	$121	$193	$211

Expenses:
Natural gas	14	24	12	28
Operation and maintenance	38	29	65	56
Depreciation and amortization	8	11	18	21
Taxes other than income taxes	4	5	9	10

Total expenses	64	69	104	115

Operating Income	$40	$52	$89	$96

Throughput (in Bcf):
Transportation	240	274	514	568
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended June 30, 2007 compared to $40 million for the three months ended June 30, 2006. The increase in operating income was primarily due to the new Carthage to Perryville pipeline, which went into commercial service in May 2007 ($9 million), and other transportation and ancillary services ($6 million).
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Interstate Pipeline business segment reported operating income of $96 million for the six months ended June 30, 2007 compared to $89 million for the six months ended June 30, 2006. The increase in operating income was primarily due to the new Carthage to Perryville pipeline, which went into commercial service in May 2007 ($9 million), other transportation and ancillary services ($6 million) and the sale of excess gas from our storage enhancement project ($3 million). These increases were partially offset by increased operating expenses ($6 million) and the absence of a favorable storage adjustment recorded in the first quarter of 2006 ($3 million).
Field Services
     For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2006 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

     The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$34	$42	$75	$81

Expenses:
Natural gas	(4)	(4)	(3)	(7)
Operation and maintenance	14	16	27	32
Depreciation and amortization	2	3	5	6
Taxes other than income taxes	1	—	1	1

Total expenses	13	15	30	32

Operating Income	$21	$27	$45	$49

Throughput (in Bcf):
Gathering	94	100	182	193
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Field Services business segment reported operating income of $27 million for the three months ended June 30, 2007 compared to $21 million for the three months ended June 30, 2006. Increased revenues due to higher throughput and ancillary services ($9 million) was partially offset by increased operation and maintenance expenses related to cost increases and expanded operations ($2 million).
     In addition, this business segment recorded equity income of $2 million in each of the three months ended June 30, 2006 and 2007 from its 50 percent interest in the Waskom plant. These amounts are included in Other – net under the Other Income (Expense) caption.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Field Services business segment reported operating income of $49 million for the six months ended June 30, 2007 compared to $45 million for the six months ended June 30, 2006. Continued increased demand for gas gathering and ancillary services ($16 million) was partially offset by lower commodity prices ($6 million) and increased operation and maintenance expenses related to cost increases and expanded operations ($5 million).
     In addition, this business segment recorded equity income of $5 million and $4 million in the six months ended June 30, 2006 and 2007, respectively, from its 50 percent interest in the Waskom plant. These amounts are included in Other – net under the Other Income (Expense) caption.
Other Operations
     The following table shows the operating income (loss) of our Other Operations business segment for the three and six months ended June 30, 2006 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$5	$3	$9	$5
Expenses	2	1	11	5

Operating Income (Loss)	$3	$2	$(2)	$—

CERTAIN FACTORS AFFECTING FUTURE EARNINGS
     For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II; “Risk Factors” in Item 1A of Part I of our 2006 Form 10-K, “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES
Historical Cash Flows
     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2006 and 2007:

	Six Months Ended June 30,
	2006	2007
	(in millions)
Cash provided by (used in):
Operating activities	$517	$427
Investing activities	(396)	(709)
Financing activities	202	267
Cash Provided by Operating Activities
     Net cash provided by operating activities in the first six months of 2007 decreased $90 million compared to the same period in 2006 primarily due to fuel under-recovery ($115 million), increased tax payments ($66 million), increased interest payments ($59 million), increased gas storage inventory ($50 million) and a decrease in other liabilities related to levelized customer payment plans ($44 million). These decreases were partially offset by increased net accounts receivable/payable ($64 million), decreased reductions in customer margin deposit requirements ($77 million) and decreases in our margin deposit requirements ($116 million).
Cash Used in Investing Activities
     Net cash used in investing activities increased $313 million in the first six months of 2007 as compared to the same period in 2006 primarily due to increased capital expenditures of $283 million primarily related to pipeline projects for our Interstate Pipelines business segment.
Cash Provided by Financing Activities
     Net cash provided by financing activities in the first six months of 2007 increased $65 million compared to the same period in 2006 primarily due to increased short-term borrowings ($38 million), increased net proceeds from commercial paper ($353 million) and increased proceeds from long-term debt ($76 million), which were partially offset by increased repayments of long-term debt ($406 million).
Future Sources and Uses of Cash
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2007 include the following:
•	approximately $565 million of capital requirements;

•	an investment in the Southeast Supply Header (SESH) pipeline project of approximately $150 million;

•	dividend payments on CenterPoint Energy common stock and debt service payments; and

•	$75 million of maturing transition bonds.
     We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our cash needs for the remaining six months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of equity or debt securities in the capital markets.
     Securitization Bonds. In June 2007, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. On June 28, 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of more than $500 million, representing the remaining balance of the Competition Transition Charge, or CTC, as well as the amount of fuel reconciliation settlement. The request also included provisions for deduction of the environmental refund if that is the method selected for refund and provisions for addressing the settlement of any issues associated with the True-Up Order pending in the courts that might be resolved prior to issuance of the bonds. CenterPoint Houston has reached substantial agreement with other parties to this proceeding which, if approved by the Texas Utility Commission, would result in a financing order that would authorize issuance of transition bonds by a new special purpose subsidiary of CenterPoint Houston. Assuming that order is issued, CenterPoint Houston expects to issue bonds prior to the end of 2007.
     Convertible Debt. As of June 30, 2007, the 3.75% convertible senior notes discussed in Note 9(b) to our consolidated financial statements have been included as current portion of long-term debt in our Condensed Consolidated Balance Sheets because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the second quarter of 2007 was greater than or equal to 120% of the conversion price of the 3.75% convertible senior notes and therefore, during the third quarter of 2007, the 3.75% convertible senior notes meet the criteria that make them eligible for conversion at the option of the holders of these notes.
     Arkansas Public Service Commission (APSC), Affiliate Transaction Rulemaking Proceeding. In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by CERC and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but would permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those currently in place at CERC. Non-financial affiliate transactions would generally have to be priced under an asymmetrical pricing formula under which utilities would benefit from any difference between the cost of providing goods and services to or from the utility operations and the market value of those goods or services. However, corporate services provided at fully allocated cost such as those provided by service companies would be exempt. The rules also would restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses were to exceed 10 percent of the book value of the utility and its affiliates. However, existing businesses would be grandfathered under the revised rules. The revised rules would also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.
     The APSC’s revised rules impose record keeping, record access, employee training and reporting requirements related to affiliate transactions, including notification to the APSC of the formation of new affiliates that will engage in transactions with the utility and annual certification by the utility’s president or chief executive officer and its chief financial officer of compliance with the rules. In addition, the revised rules require a report to the APSC in the event the utility’s bond rating is downgraded in certain circumstances. Although the revised rules impose new requirements on CERC’s operations in Arkansas, at this time neither we nor CERC anticipate that the revised rules will have an adverse effect on existing operations in Arkansas.
     Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.
     Prior to the distribution of our ownership in Reliant Energy, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure us and CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of CERC and us, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. CERC currently holds letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. Our current exposure under the guaranties relates to CERC’s guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. RRI has advised us and CERC that it anticipates completing assignments of a portion of the capacity its trading subsidiary holds under those transportation contracts. If those transactions are completed as planned, the reduced level of demand charges will be approximately $23 million per year through 2015, $20 million in 2016, $10 million in 2017 and $3 million in 2018. RRI continues to meet its obligations under the transportation contracts, and we believe current market conditions make those contracts valuable for transportation services in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, our exposure to the counterparty under the guaranty could exceed the security provided by RRI.
     In June 2006, the RRI trading subsidiary and CERC jointly filed a complaint at the FERC against the counterparty on the CERC guaranty. In the complaint, the RRI trading subsidiary sought a determination by the FERC that the security demanded by the counterparty exceeded the level permitted by the FERC’s policies. The complaint asked the FERC to require the counterparty to release CERC from its guaranty obligation and, in its place, accept substitute security provided by RRI. In July 2007, the FERC ruled on that complaint. In the case of one of the four transportation contracts, the FERC directed the counterparty either to permit the RRI trading subsidiary to substitute as collateral three months of demand charges for the CERC guaranty, or to show within thirty days why such substitution is not appropriate. In all other respects, the FERC denied the complaint. In addition to the FERC proceeding, in February 2007, we and CERC made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated (Reliant Energy) and RRI. That demand seeks to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, we and RRI entered into an agreement in March 2007 to delay further proceedings regarding this dispute until October 2007 in order to permit further discussions.
     Credit and Receivables Facilities. In June 2007, we, CenterPoint Houston and CERC Corp. entered into amended and restated bank credit facilities. Our amended credit facility is a $1.2 billion five-year senior unsecured revolving credit facility. The facility has a first drawn cost of LIBOR plus 55 basis points based on our current credit ratings, versus the previous rate of LIBOR plus 60 basis points. The facility contains covenants, including a debt (excluding transition bonds) to earnings before interest, taxes, depreciation and amortization covenant.
     The amended facility at CenterPoint Houston is a $300 million five-year senior unsecured revolving credit facility. The facility’ first drawn cost remains at LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains covenants, including a debt (excluding transition bonds) to total capitalization covenant.
     The amended facility at CERC Corp. is a $950 million five-year senior unsecured revolving credit facility versus a $550 million facility prior to the amendment. The facility’s first drawn cost remains at LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains covenants, including a debt to total capitalization covenant.
     As of July 31, 2007, we had the following facilities (in millions):

				Amount Utilized at
Date Executed	Company	Type of Facility	Size of Facility	July 31, 2007		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,200	$537	(1)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	300	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	950	19	(2)	June 29, 2012
October 31, 2006	CERC	Receivables	200	198		October 30, 2007

(1)	Includes $509 million of commercial paper supported by the credit facility and $28 million of outstanding letters of credit.

(2)	Represents outstanding letters of credit.
     Under each of the credit facilities, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating. Borrowings under each of the facilities are subject to customary terms and conditions. However, there is no requirement that we, CenterPoint Houston or CERC Corp. make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we, CenterPoint Houston or CERC Corp. consider customary.

     CERC’s receivables facility terminates in October 2007. The facility size ranges from $150 million to $250 million during the period from June 30, 2007 to the October 30, 2007 termination date of the facility. At June 30, 2007, the $225 million facility was fully utilized.
     We, CenterPoint Houston and CERC Corp. are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.
     The $1.2 billion CenterPoint Energy credit facility backstops a $1.0 billion commercial paper program under which we began issuing commercial paper in June 2005. As of June 30, 2007, there was approximately $353 million of commercial paper outstanding. The commercial paper is rated “Not Prime” by Moody’s Investors Service, Inc. (Moody’s), “A-2” by Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and “F3” by Fitch, Inc. (Fitch) and, as a result, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.
     Securities Registered with the SEC. As of June 30, 2007, CenterPoint Energy had a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $750 million and CERC Corp. had a shelf registration statement covering $350 million principal amount of senior debt securities.
     Temporary Investments. As of June 30, 2007, we had no external temporary investments.
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
     Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2007, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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
     A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

     In September 1999, we issued 2.0% ZENS having an original principal amount of $1.0 billion of which $840 million remain outstanding. Each ZENS note is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common that we own or from other sources. We own shares of TW Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because deferred tax liabilities related to the ZENS notes and TW Common shares become current tax obligations when ZENS notes are exchanged or otherwise retired and TW Common shares are sold. A tax obligation of approximately $138 million relating to our “original issue discount” deductions on the ZENS would have been payable if all of the ZENS had been exchanged for cash on June 30, 2007. The ultimate tax obligation related to the ZENS notes continues to increase by the amount of the tax benefit realized each year and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.
     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2007, the amount posted as collateral amounted to approximately $32 million. Should the credit ratings of CERC Corp. (the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2007, unsecured credit limits extended to CES by counterparties aggregate $149 million; however, utilized credit capacity is significantly lower. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.
     In connection with the development of SESH’s 270-mile pipeline project, CERC Corp. has committed that it will advance funds to the joint venture or cause funds to be advanced for its 50 percent share of the cost to construct the pipeline. CERC Corp. also agreed to provide a letter of credit in an amount up to $400 million for its share of funds that have not been advanced in the event S&P reduces CERC Corp.’s bond rating below investment grade before CERC Corp. has advanced the required construction funds. However, CERC Corp. is relieved of these commitments (i) to the extent of 50 percent of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent CERC Corp. or its subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of June 30, 2007, CERC Corp.’s subsidiary, CenterPoint Energy Southeastern Pipelines Holding, LLC, has contributed $52 million to SESH.
     Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, six outstanding series of our senior notes, aggregating $1.4 billion in principal amount as of June 30, 2007, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.
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
•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which CERC is a guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	cash payments in connection with the exercise of contingent conversion rights of holders of convertible debt;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2006 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CenterPoint Houston’s credit facility limits CenterPoint Houston’s debt (excluding transition bonds) as a percentage of its total capitalization to 65 percent. CERC Corp.’s bank facility and its receivables facility limit CERC’s debt as a percentage of its total capitalization to 65 percent. Our $1.2 billion credit facility contains a debt, excluding transition bonds, to EBITDA covenant. Additionally, CenterPoint Houston is contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.
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

Accounting for Rate Regulation
     SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business applies SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our former electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $300 million of recoverable electric generation-related regulatory assets as of June 30, 2007. These costs are recoverable under the provisions of the 1999 Texas Electric Choice Plan. Based on our analysis of the final order issued by the Public Utility Commission of Texas (Texas Utility Commission), we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. CenterPoint Houston and other parties appealed the district court judgment. Oral arguments before the Texas 3rd Court of Appeals were held in January 2007, but no prediction can be made as to when the court will issue a decision in this matter. No amounts related to the district court’s judgment have been recorded in our consolidated financial statements.
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
     We estimate the fair value of asset retirement obligations by calculating the discounted cash flows which are dependent upon the following components:
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
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 3.0%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At June 30, 2007, our estimated cost of retiring these assets is approximately $87 million.
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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 to our Interim Condensed Financial Statements for a discussion of new accounting pronouncements that affect us.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk From Non-Trading Activities
     We measure the commodity risk of our non-trading derivatives (Non-Trading Energy Derivatives) using a sensitivity analysis.
     The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2007, the recorded fair value of our non-trading energy derivatives was a net liability of $34 million. The net liability consisted of a $14 million net liability associated with price stabilization activities of our Natural Gas Distribution business segment and a net liability of $20 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their June 30, 2007 levels would have decreased the fair value of our non-trading energy derivatives by $85 million.

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
     Our floating-rate obligations aggregated $578 million at June 30, 2007. If the floating interest rates were to increase by 10% from June 30, 2007 rates, our annual interest expense would increase by approximately $3 million.
     At June 30, 2007, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.9 billion in principal amount and having a fair value of $9.3 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $334 million if interest rates were to decline by 10% from their levels at June 30, 2007. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.
     Upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $113 million at June 30, 2007 is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at June 30, 2007. Changes in the fair value of the derivative component will be recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2007 levels, the fair value of the derivative component would increase by approximately $6 million, which would be recorded as a loss in our Condensed Statements of Consolidated Income.
Equity Market Value Risk
     We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2007 market value of TW Common would result in a net loss of approximately $4 million, which would be recorded as a loss in our Condensed Statements of Consolidated Income.
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. RISK FACTORS
     Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2006 Form 10-K.
The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions similar to those under the Public Utility Holding Company Act of 1935 Act (1935 Act) regarding organization, financing and affiliate transactions that could have significant adverse effects on CERC’s ability to operate its utility operations.
     The 1935 Act provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility businesses that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.
     These regulatory frameworks could have adverse effects on CERC’s ability to operate its utility operations, to finance its business and to provide cost-effective utility service. In addition, if more than one state adopts restrictions over similar activities, it may be difficult for CenterPoint Energy and CERC to comply with competing regulatory requirements.

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
     Under some circumstances, we and CenterPoint Houston could incur liabilities associated with assets and businesses we and CenterPoint Houston no longer own. These assets and businesses were previously owned by Reliant Energy, a predecessor of CenterPoint Houston, directly or through subsidiaries and include:
•	those transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001; and

•	those transferred to Texas Genco Holdings, Inc. (Texas Genco) in connection with its organization and capitalization.
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
     Prior to the Company’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure the Company and CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of CERC and the Company, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. CERC currently holds letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. RRI may be unable to obtain a release of CERC under some of the remaining guarantees, and one of those guarantees has been issued to support long-term transportation contracts that extend to 2018. There can be no assurance that the letters of credit held by CERC will be sufficient to satisfy CERC’s obligations on the remaining guaranties if RRI were to fail to perform its obligation to the counterparties, and RRI may be unable or unwilling to provide increased security from time to time to protect CERC if CERC’s exposures on such guarantees were to exceed the amount of the letters of credit held as security.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In 2007, we have issued 1,726 shares of our common stock upon conversion of $56,000 aggregate principal amount of our 3.75% Convertible Senior Notes due 2023, as set forth in the table below:

		Number of Shares
Settlement Date	Principal Amount	of Common Stock
of Conversion	of Notes Converted	Issued*
March 6, 2007	$2,000	66
July 13, 2007	54,000	1,660

TOTAL:	$56,000	1,726

*	The number of shares issued in respect of any principal amount of notes converted is in addition to payment of cash in an amount equal to the principal amount of such notes and cash in lieu of fractional shares.
     The shares of our common stock were issued solely to former holders of our 3.75% Convertible Senior Notes due 2023 upon conversion pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available because the shares of our common stock were exchanged by us with our existing security holders exclusively where no commission or other remunerations was paid or given directly or indirectly for soliciting such an exchange.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of our shareholders held on May 24, 2007, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office), were as stated below:
     The following nominee for Class I Director was elected to serve a two-year term expiring at the 2009 annual meeting of shareholders (there were no abstentions or broker non-votes):

Nominee	For	Withheld
Michael E. Shannon	196,934,549	78,107,852
     The following nominees for Class II Directors were elected to serve three-year terms expiring at the 2010 annual meeting of shareholders (there were no abstentions or broker non-votes):

Nominees	For	Withheld
Donald R. Campbell	197,198,318	77,844,083

Milton Carroll	185,813,861	89,228,540

Peter S. Wareing	197,747,261	77,295,140
     O. Holcombe Crosswell, Janiece M. Longoria, Thomas F. Madison, Derrill Cody, David M. McClanahan and Robert T. O’Connell all continue as directors of CenterPoint Energy.
     The appointment of Deloitte & Touche LLP as independent registered public accountants for CenterPoint Energy for 2007 was ratified with 267,445,892 votes for, 4,669,418 votes against, 2,927,088 abstentions and no broker non-votes.
     The shareholder proposal regarding the future elections of directors annually and not by classes received the required affirmative vote of a majority of the shares of common stock represented at the meeting. The proposal received 154,930,145 votes for, 67,746,400 votes against, 4,049,922 abstentions and 48,315,933 broker non-votes. As a result, our board of directors intends, subject to the proper exercise of its fiduciary duties, to introduce a binding proposal at the 2008 annual meeting of shareholders to amend our Restated Articles of Incorporation in order to eliminate our board of directors’ classified structure.
Item 5. OTHER INFORMATION
     The ratio of earnings to fixed charges for the six months ended June 30, 2006 and 2007 was 1.76 and 1.87, respectively. We do not believe that the ratios for these six month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.
Item 6. EXHIBITS
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

				SEC File
				or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference
3.1.1	—	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	3.1

3.1.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.1.1

3.2	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.2

3.3	—	Statement of Resolution Establishing Series of Shares designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.3

4.1	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1

4.2	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2

+4.3	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein

+4.4	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein

+4.5	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein

4.6	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

SEC File
or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference
4.7	—	Supplemental Indenture No. 10 to Exhibit 4.6, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f	)(11)

4.8	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1

4.9	—	Supplemental Indenture No. 7 to Exhibit 4.8, dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g	)(8)

10.1	—	Letter Agreement dated May 31, 2007 between CenterPoint Energy, Inc. and Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated May 31, 2007	1-31447	10.1

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CenterPoint Energy Form 10-K. Item 1A “Risk Factors”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: August 2, 2007

EXHIBIT INDEX

				SEC File
				or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference
3.1.1	—	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	3.1

3.1.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.1.1

3.2	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.2

3.3	—	Statement of Resolution Establishing Series of Shares designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.3

4.1	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1

4.2	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2

+4.3	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein

+4.4	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein

+4.5	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein

4.6	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

SEC File
or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference
4.7	—	Supplemental Indenture No. 10 to Exhibit 4.6, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f	)(11)

4.8	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1

4.9	—	Supplemental Indenture No. 7 to Exhibit 4.8, dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g	)(8)

10.1	—	Letter Agreement dated May 31, 2007 between CenterPoint Energy, Inc. and Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated May 31, 2007	1-31447	10.1

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CenterPoint Energy Form 10-K. Item 1A “Risk Factors”