Form 10-K
period 2007-12-31
CENTERPOINT ENERGY INC
filed 2008-02-28
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (Company) was $5,552,435,108 as of June 30, 2007, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 15, 2008, the Company had 327,346,112 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by the Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2008 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

ii

PART I

Item 1.	Business

OUR BUSINESS

Overview

We are a public utility holding company whose indirect wholly owned subsidiaries include:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

•	CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

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

Electric Transmission & Distribution

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law) that led to the restructuring of integrated electric utilities operating within Texas. Pursuant to that legislation, integrated electric utilities operating within the Electric Reliability Council of Texas, Inc. (ERCOT) were required to separate their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation also required that the prices for wholesale generation and retail electric sales be unregulated, but services by companies providing transmission and distribution service, such as CenterPoint Houston, would continue to be regulated by the Public Utility Commission of Texas (Texas Utility Commission). The legislation provided for a transition period to move to the new market structure and provided a true-up mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs are recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge (CTC) as a rider to the utility’s tariff.

CenterPoint Houston is the only business of CenterPoint Energy that continues to engage in electric utility operations. It is a transmission and distribution electric utility that operates wholly within the state of Texas. Neither CenterPoint Houston nor any other subsidiary of CenterPoint Energy makes sales of electric energy at retail or wholesale, or owns or operates any electric generating facilities.

Electric Transmission

On behalf of retail electric providers (REPs), CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout the control area managed by ERCOT. CenterPoint Houston provides transmission services under tariffs approved by the Texas Utility Commission.

Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. CenterPoint Houston delivers electricity for REPs in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer. CenterPoint Houston’s distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. CenterPoint Houston’s operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. CenterPoint Houston provides distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services may be reviewed only through rate cases conducted before the Texas Utility Commission.

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 72,000 megawatts (MW). There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council (NERC) and approved by the Federal Energy Regulatory Commission (FERC). These reliability standards are administered by the Texas Regional Entity, a Division of ERCOT (TRE). The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for operating the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members who sell and purchase power are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

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

Recovery of True-Up Balance

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

In March 2004, CenterPoint Houston filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004 and in certain other respects.

CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:

•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded CenterPoint Houston from recovering the interest component of the EMCs paid to REPs; and

•	affirmed the True-Up Order in all other respects.

The district court’s decision would have had the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from CenterPoint Houston’s initial request.

CenterPoint Houston and other parties appealed the district court’s judgment to the Texas Third Court of Appeals, which issued its decision in December 2007. In its decision, the court of appeals:

•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•	reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to Reliant Energy, Inc. (RRI);

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

CenterPoint Houston and two other parties filed motions for rehearing with the court of appeals. In the event that the motions for rehearing are not resolved in a manner favorable to it, CenterPoint Houston intends to seek further review by the Texas Supreme Court. Although we and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and accordingly that it is reasonably possible that it will be successful in its further appeals, we can provide no assurance as to the ultimate rulings by the courts on the issues to be considered in the various appeals or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005 we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of the pending motions for rehearing or on further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million, plus interest subsequent to December 31, 2007.

In the True-Up Order the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 which would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. We subsequently requested a Private Letter Ruling (PLR) asking the IRS whether the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations. In that ruling, which was received in August 2007, the IRS concluded that such reductions would cause normalization violations with respect to the ADITC and EDFIT. As in a similar PLR issued in May 2006 to another Texas utility, the IRS did not reference its proposed regulations.

The district court affirmed the Texas Utility Commission’s ruling on the tax normalization issue, but in response to a request from the Texas Utility Commission, the court of appeals ordered that the tax normalization issue be remanded for further consideration. If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require us to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. However, we and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through the issuance of transition bonds or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005 a subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized CenterPoint Houston to impose a charge on REPs to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Effective September 13, 2005, the return on the CTC portion of the true-up balance is included in CenterPoint Houston’s tariff-based revenues.

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility

Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston disagree with the district court’s conclusions and, in May 2006, appealed the judgment to the Texas Third Court of Appeals, and if required, CenterPoint Houston plans to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed, and oral arguments were held in December 2006. The ultimate outcome of this matter cannot be predicted at this time. However, we do not expect the disposition of this matter to have a material adverse effect on our or CenterPoint Houston’s financial condition, results of operations or cash flows.

In June 2006, the Texas Utility Commission adopted the revised rule governing the carrying charges on unrecovered CTC balances as recommended by its staff (Staff). The rule, which applies to CenterPoint Houston, reduced the allowed interest rate on the unrecovered CTC balance prospectively from 11.075% to a weighted average cost of capital of 8.06%. The annualized impact on operating income is a reduction of approximately $18 million per year for the first year with lesser impacts in subsequent years. In July 2006, CenterPoint Houston made a compliance filing necessary to implement the rule changes effective August 1, 2006.

During the years ended December 31, 2005, 2006 and 2007, CenterPoint Houston recognized approximately $19 million, $55 million and $42 million, respectively, in operating income from the CTC. Additionally, during the years ended December 31, 2005, 2006 and 2007, CenterPoint Houston recognized approximately $1 million, $13 million and $14 million, respectively, of the allowed equity return not previously recorded. As of December 31, 2007, we have not recorded an allowed equity return of $220 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, after taking into account the environmental refund and the fuel reconciliation settlement amounts discussed below. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds pursuant to the financing order in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented.

Refund of Environmental Retrofit Costs

The True-Up Order allowed recovery of approximately $699 million of environmental retrofit costs related to CenterPoint Houston’s generation assets. The True-Up Order required CenterPoint Houston to provide evidence by January 31, 2007 that the entire $699 million was actually spent by December 31, 2006 on environmental programs and provided for the Texas Utility Commission to determine the appropriate manner to return to customers any unused portion of these funds, including interest on the funds and on stranded costs attributable to the environmental costs portion of the stranded costs recovery. In January 2007, the successor in interest to CenterPoint Houston’s generation assets advised that, as of December 31, 2006, it had spent only approximately $664 million. On January 31, 2007, CenterPoint Houston made the required filing with the Texas Utility Commission, identifying approximately $35 million in unspent funds to be refunded to customers along with approximately $7 million of interest and requesting permission to refund these amounts through a reduction of the CTC. Such amounts were recorded as regulatory liabilities as of December 31, 2006. In July 2007, CenterPoint Houston, the Staff and the

other parties filed a settlement agreement in which it was agreed that the total amount of the refund, including all principal and interest, was $45 million as of May 31, 2007, that interest would continue to accrue after May 31, 2007 on any unrefunded balance at a rate of 5.4519% per year and that the refund should be used to offset the principal amount proposed in CenterPoint Houston’s application to securitize the CTC and other amounts. The offset occurred in connection with the approximately $488 million of transition bonds issued in February 2008. In August 2007, the Texas Utility Commission issued a final order consistent with the terms of that settlement agreement. As of December 31, 2007, CenterPoint Houston had recorded a regulatory liability of $46 million related to this matter.

Final Fuel Reconciliation

The results of the Texas Utility Commission’s final decision related to CenterPoint Houston’s final fuel reconciliation were a component of the True-Up Order. CenterPoint Houston appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. That decision was upheld by a Travis County district court and affirmed by the Texas Third Court of Appeals. Although it filed an appeal with the Texas Supreme Court, in February 2007 CenterPoint Houston asked the Texas Supreme Court to hold that appeal in abeyance pending consideration by the Texas Utility Commission of a tentative settlement reached by the parties. In October 2007, the Texas Utility Commission issued a final order consistent with the settlement, and the Texas Supreme Court ultimately vacated the lower court decisions. The settlement allows CenterPoint Houston recovery of $12.5 million plus interest from January 2002. As a result of the settlement, CenterPoint Houston recorded a regulatory asset of $17 million in 2007.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. CenterPoint Houston’s customers consist of 74 REPs, which sell electricity to approximately 2 million metered customers in CenterPoint Houston’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston’s certificated service area. Each REP is licensed by, and must meet minimal creditworthiness criteria established by the Texas Utility Commission. Two of the REPs in CenterPoint Houston’s service area are subsidiaries of RRI. Sales to subsidiaries of RRI represented approximately 62%, 56% and 51% of CenterPoint Houston’s transmission and distribution revenues in 2005, 2006 and 2007, respectively. CenterPoint Houston’s billed receivables balance from REPs as of December 31, 2007 was $141 million. Approximately 48% of this amount was owed by subsidiaries of RRI. CenterPoint Houston does not have long-term contracts with any of its customers. It operates on a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Automation (Intelligent Grid)

CenterPoint Houston is pursuing development and possible deployment of an advanced metering system (AMS) and electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” which would make use of CenterPoint Houston’s lines and other facilities to provide on-demand data and information about electricity usage and the status of facilities on our system. Although this technology is still in the developmental stage, CenterPoint Houston believes it has the potential to enable customers of the REPs to better monitor and control their usage of electricity as well as offer a significant improvement in metering, grid planning, operations and maintenance of the CenterPoint Houston distribution system. These improvements would be expected to contribute to fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. In May 2007, the Texas Utility Commission issued rules establishing minimum functionality requirements for an AMS and a surcharge mechanism to enable timely recovery of the costs of implementation. To date, CenterPoint Houston has deployed approximately 10,000 advanced meters and utilized broadband over power line technology as part of a limited deployment to help in proving the technology and in validating its potential benefits prior to a full-scale implementation. CenterPoint Houston would be required to file its deployment plan for approval by the Texas Utility Commission prior to full scale implementation of this technology.

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

Seasonality

A significant portion of CenterPoint Houston’s revenues is derived from rates that it collects from each REP based on the amount of electricity it distributes on behalf of such REP. Thus, CenterPoint Houston’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

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

As of December 31, 2007, CenterPoint Houston had outstanding $2.0 billion aggregate principal amount of general mortgage bonds under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2007. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2007, CenterPoint Houston owned 27,421 pole miles of overhead distribution lines and 3,738 circuit miles of overhead transmission lines, including 424 circuit miles operated at 69,000 volts, 2,098 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2007, CenterPoint Houston owned 18,955 circuit miles of underground distribution lines and 28.4 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 23.9 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2007, CenterPoint Houston owned 229 major substation sites having total installed rated transformer capacity of 50,586 megavolt amperes.

Service Centers.  CenterPoint Houston operates 14 regional service centers located on a total of 291 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

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

Natural Gas Distribution

CERC Corp.’s natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2007, approximately 43% of Gas Operations’ total throughput was attributable to residential customers and approximately 57% was attributable to commercial and industrial customers.

Gas Operations also provides unregulated services consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment in Minnesota.

The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2007, approximately 71% of the total throughput of Gas Operations’ business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Supply and Transportation.  In 2007, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2007 included BP Canada Energy Marketing Corp. (21.0% of supply volumes), Oneok Energy Marketing (14.7%), Energy Transfer (10.3%), Coral Energy Resources (9.8%) and Tenaska Marketing Ventures (7.8%). Numerous other suppliers provided the remaining 36.4% of Gas Operations’ natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to fifteen years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

We actively engage in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of our state regulatory authorities. These price stabilization activities include use of storage gas, contractually establishing fixed prices with our physical gas suppliers and utilizing financial derivative instruments to achieve a variety of pricing structures (e.g., fixed price, costless collars, and caps). Our gas supply plans generally call for 25-50% of winter supplies to be hedged in some fashion.

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

Gas Operations owns and operates an underground natural gas storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.0 Bcf available for use during a normal heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns nine propane-air plants with a total production rate of 200 MMcf per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns liquefied natural gas plant facilities with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72 MMcf per day.

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

Assets

As of December 31, 2007, Gas Operations owned approximately 69,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

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

Competitive Natural Gas Sales and Services

CERC offers variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities through CenterPoint Energy Services, Inc. (CES) and its subsidiary, CenterPoint Energy Intrastate Pipeline LLC (CEIP).

In 2007, CES marketed approximately 522 Bcf of natural gas, transportation and related energy services to approximately 7,000 customers (including approximately 9 Bcf to affiliates). CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States, and are served from offices located in Illinois, Indiana, Louisiana, Minnesota, Missouri, Pennsylvania, Texas and Wisconsin. The business has three operational functions: wholesale, retail and intrastate pipelines, which are further described below.

Wholesale Operations.  CES offers a portfolio of physical delivery services and financial products designed to meet wholesale customers’ supply and price risk management needs. These customers are served directly through interconnects with various inter- and intra-state pipeline companies, and include gas utilities, large industrial customers and electric generation customers.

Retail Operations.  CES offers a variety of natural gas management services to smaller commercial and industrial customers, municipalities, educational institutions and hospitals, whose facilities are located downstream of natural gas distribution utility city gate stations. These services include load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CES manages transportation contracts and energy supply for retail customers in sixteen states.

Intrastate Pipeline Operations.  CEIP primarily provides transportation services to shippers and end-users and contracts out approximately 2 Bcf of storage at its Pierce Junction facility in Texas.

CES currently transports natural gas on over 34 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers’ purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers’ natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers’ purchase commitments. These supply imbalances arise each month as customers’ natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES’ processes and risk control environment are designed to measure and value imbalances on a real-time basis to ensure that CES’ exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate Value at Risk (VaR). In 2007, CES’ VaR averaged $1.2 million with a high of $2.6 million.

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

Assets

CEIP owns and operates approximately 217 miles of intrastate pipeline in Louisiana and Texas and holds storage facilities of approximately 2 Bcf in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 725 MMcf per day on various inter- and intrastate pipelines and approximately 8.5 Bcf of storage to service its customer base.

Competition

CES competes with regional and national wholesale and retail gas marketers including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

Interstate Pipelines

CERC’s pipelines business operates interstate natural gas pipelines with gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. CERC’s interstate pipeline operations are primarily conducted by two wholly owned subsidiaries that provide gas transportation and storage services primarily to industrial customers and local distribution companies:

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

The rates charged by CEGT and MRT for interstate transportation and storage services are regulated by the FERC. Our interstate pipelines business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

In 2007, approximately 20% of CEGT and MRT’s total operating revenue was attributable to services provided to Gas Operations and approximately 10% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements. Since October 31, 2006, MRT’s contract with Laclede has been terminable upon one year’s prior notice. MRT has not received a termination notice and is currently negotiating a long-term contract with Laclede. Agreements for firm transportation, “no notice” transportation service and storage service in certain of Gas Operations’ service areas (Arkansas, Louisiana and Oklahoma) expire in 2012.

Carthage to Perryville.  In April 2007, CEGT, a wholly owned subsidiary of CERC Corp., completed phase one construction of a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in northeast Louisiana. On May 1, 2007, CEGT began service under its firm transportation agreements with shippers of approximately 960 MMcf per day. CEGT’s second phase of the project, which involved adding compression that increased the total capacity of the pipeline to approximately 1.25 Bcf per day, was placed into service in August 2007. CEGT has signed firm contracts for the full capacity of phases one and two.

In May 2007, CEGT received FERC approval for the third phase of the project to expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression and operating at higher pressures, and in July 2007, CEGT received approval from the Pipeline and Hazardous Materials Administration (PHMSA) to increase the maximum allowable operating pressure. The PHMSA’s approval contained certain conditions and requirements, which CEGT expects to satisfy in the first quarter of 2008. CEGT has executed contracts for approximately 150 MMcf per day of the 250 MMcf per day phase three expansion. The third phase is projected to be in-service in the second quarter of 2008.

In September 2007, CEGT initiated an investigation into allegations received from two former employees of the manufacturer of pipe installed in CEGT’s Carthage to Perryville pipeline segment. That pipeline segment was placed in commercial service in May 2007 after satisfactory completion of hydrostatic testing designed to ensure that the pipe and its welds would be structurally sound when placed in service and operated at design pressure. According to the complainants, records relating to radiographic inspections of certain welds made at the fabrication facility had been altered resulting in the possibility that pipe with alleged substandard welds had been installed in the pipeline. In conducting its investigation, among other things, CEGT and its counsel interviewed the complainants and other individuals, including CEGT and contractor personnel, and reviewed documentation related to the manufacture and construction of the pipeline, including radiographic records related to the allegedly deficient welds. CEGT kept appropriate governmental officials informed throughout its investigation and consulted appropriate technical consultants and pre-existing regulatory guidance. CEGT excavated and inspected certain welds at the request of the PHMSA, and in each case, CEGT found those welds to be structurally sound. Although its investigation has not been formally concluded, CEGT has worked closely with the appropriate regulatory authorities to determine and take all necessary actions. To date, CEGT has found no reason to modify the operation of its Carthage to Perryville line or take other significant action, and no such action has been directed or requested by any governmental authority. Absent new evidence, CEGT believes that no significant action by CEGT will be necessary and that the Carthage to Perryville line can be operated at expected operating pressures without threat to the public health or safety and does not plan to take any significant additional action.

Southeast Supply Header.  In June 2006, CenterPoint Energy Southeast Pipelines Holding, L.L.C., a wholly owned subsidiary of CERC Corp., and a subsidiary of Spectra Energy Corp. (Spectra) formed a joint venture (Southeast Supply Header or SESH) to construct, own and operate a 270-mile pipeline with a capacity of approximately 1 Bcf per day that will extend from CEGT’s Perryville hub in northeast Louisiana to an interconnection in southern Alabama with Gulfstream Natural Gas System, which is 50% owned by an affiliate of Spectra. We account for our 50% interest in SESH as an equity investment. In 2006, SESH signed agreements with shippers for firm transportation services, which subscribed capacity of 945 MMcf per day. Additionally, SESH and Southern Natural Gas (SNG) have executed a definitive agreement that provides for SNG to jointly own the first 115 miles of the pipeline. Under the agreement, SNG will own an undivided interest in the portion of the pipeline from Perryville, Louisiana to an interconnect with SNG in Mississippi. The pipe diameter was increased from 36 inches to 42 inches, thereby increasing the initial capacity of 1 Bcf per day by 140 MMcf per day to accommodate SNG. SESH will own assets providing approximately 1 Bcf per day of capacity as initially planned and will maintain economic expansion opportunities in the future. SNG will own assets providing 140 MMcf per day of capacity, and the agreement provides for a future compression expansion that will increase the jointly owned capacity up to 500 MMcf per day, subject to FERC approval.

An application to construct, own and operate the pipeline was filed with the FERC in December 2006. In September 2007, the FERC issued the certificate authorizing the construction of the pipeline. This FERC approval does not include the expansion capacity that would take SNG to 500 MMcf per day. SESH began construction in November 2007. SESH expects to complete construction of the pipeline as approved by the FERC in the second half of 2008. SESH’s net costs after SNG’s contribution are estimated to have increased to approximately $1 billion.

Assets

Our interstate pipelines business currently owns and operates approximately 8,100 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. It also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf per day and a combined working gas capacity of approximately 59.0 Bcf. It also owns a 10% interest in the Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. This facility has a total working gas capacity of 85.7 Bcf and approximately 1.1 Bcf per day of deliverability. Storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most storage operations are in north Louisiana and Oklahoma.

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

CERC’s field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT’s and MRT’s pipelines, as well as other interstate and intrastate pipelines. CEFS gathers approximately 1.1 Bcf per day of natural gas and, either directly or through its 50% interest in the Waskom Joint Venture, processes in excess of 240 MMcf per day of natural gas along its gathering system. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties. As of the end of 2007, ServiceStar provided monitoring activities at approximately 12,500 locations across Alabama, Arkansas, Colorado, Illinois, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Texas and Wyoming, but has reduced that total by approximately 2,300 units in 2008 as a result of an agreement reached between CEFS and ServiceStar’s largest customer to revise certain contractual arrangements between them, including termination of ServiceStar’s monitoring services for that customer.

Our field services business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

Assets

Our field services business owns and operates approximately 3,500 miles of gathering pipelines and processing plants that collect, treat and process natural gas from approximately 151 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

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

We recorded an after-tax loss of $3 million for the year ended December 31, 2005, related to the operations of Texas Genco. The consolidated financial statements report these operations for all periods presented as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Financial Information About Segments

For financial information about our segments, see Note 14 to our consolidated financial statements, which note is incorporated herein by reference.

REGULATION

We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in intrastate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC. The Energy Policy Act of 2005 (Energy Act) expanded the FERC’s authority to prohibit market manipulation in connection with FERC-regulated transactions and gave the FERC additional authority to impose significant civil and criminal penalties for statutory violations and violations of the FERC’s rules or orders and also expanded criminal penalties for such violations. Our competitive natural gas sales and services subsidiary markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

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

CenterPoint Houston is not a “public utility” under the Federal Power Act and therefore is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The Energy Act conferred new jurisdiction and responsibilities on the FERC with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by CenterPoint Houston and other utilities within ERCOT. Under this authority, the FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to impose fines and other sanctions on Electric Entities that fail to comply with the standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas Regional Entity, a division of ERCOT. CenterPoint Houston does not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on its operations. To the extent that CenterPoint Houston is required to make additional expenditures to comply with these standards, it is anticipated that CenterPoint Houston will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

Under the Public Utility Holding Company Act of 2005 (PUHCA 2005), the FERC has authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. In December 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, in June 2006, we filed with the FERC the required notification of our status as a public utility holding company. In October 2006, the FERC adopted additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that make allocations to public utilities regulated by the FERC under the Federal Power Act. Although we provide services to our subsidiaries through a service company, our service company is not subject to the FERC’s service company rules.

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

CenterPoint Houston’s distribution rates charged to REPs for residential customers are based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. All REPs in CenterPoint Houston’s service area pay the same rates and other charges for the same transmission and distribution services. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, transition charges associated with securitization of regulatory assets and securitization of stranded costs, a competition transition charge for collection of the true-up balance not securitized and a rate case expense charge.

Recovery of True-Up Balance.  For a discussion of CenterPoint Houston’s true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Recovery of True-Up Balance” above.

CenterPoint Houston Rate Agreement.  CenterPoint Houston’s transmission and distribution rates are subject to the terms of a Settlement Agreement effective in October 2006. The Settlement Agreement provides that until June 30, 2010 CenterPoint Houston will not seek to increase its base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustment for certain limited matters, including the results of the appeals of the True-Up Order and the implementation of charges associated with securitizations. CenterPoint Houston must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the staff of the Texas Utility Commission and certain cities notify it that such a filing is unnecessary.

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

Substantially all of Gas Operations is subject to cost-of-service regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and those municipalities Gas Operations serves that have retained original jurisdiction.

Arkansas.  In January 2007, Gas Operations filed an application with the Arkansas Public Service Commission (APSC) to change its natural gas distribution rates in order to increase its annual base revenues by approximately $51 million. Gas Operations subsequently agreed to reduce its request to approximately $40 million. As part of its filing, Gas Operations also proposed a revenue stabilization tariff (also known as decoupling) that would help stabilize revenues and eliminate the potential conflict between its efforts to earn a reasonable return on invested capital while promoting energy efficiency initiatives.

In September 2007, the APSC staff and Gas Operations entered into and filed with the APSC a Stipulation and Settlement Agreement (Settlement Agreement) under which the annual base revenues of Gas Operations would increase by approximately $20 million, and a revenue stabilization tariff would be allowed to go into effect, with an authorized rate of return on equity of 9.65% (reflecting a 10 basis point reduction for the implementation of the revenue stabilization tariff). The other parties to the proceeding agreed not to oppose the Settlement Agreement. In October 2007, the APSC issued an order approving the Settlement Agreement, and the new rates became effective with bills rendered on and after November 1, 2007.

Texas.  In December 2006, Gas Operations filed a statement of intent with the Railroad Commission of Texas (Railroad Commission) seeking to implement an increase in miscellaneous service charges and to allow recovery of the costs of financial hedging transactions through its purchased gas cost adjustment in the environs of its Texas Coast service territory. After approval of the filing by the Railroad Commission, the new service charges were implemented in the second quarter of 2007.

In response to an explosion resulting from the failure of a certain type of compression coupling on another company’s natural gas distribution system in Texas, the Railroad Commission has begun a rulemaking focusing on leak surveys, leak grading and the replacement of specific types of compression couplings. In addition, the Railroad Commission issued a directive in November 2007 requiring the removal of service risers known to have compression fittings that do not meet certain performance specifications. After reviewing our records as required by the directive, Gas Operations has no indication that we have the type of coupling described in that directive.

However, at this time we do not know what additional requirements may result from the pending Railroad Commission rulemaking or what impacts on our gas operations may result from any future regulatory initiatives adopted with respect to this issue.

In the first quarter of 2008, Gas Operations expects to file a request to change its rates with the Railroad Commission and the 47 cities in its Texas Coast service territory. The request will seek to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. The effect of the requested rate changes will be to increase the Texas Coast service territory’s revenues by approximately $7 million per year.

Minnesota.  In November 2005, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase annual base rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. In January 2007, the MPUC issued a final order granting a rate increase of approximately $21 million and approving a $5 million affordability program to assist low-income customers, the actual cost of which will be recovered in rates in addition to the $21 million rate increase. Final rates were implemented beginning May 1, 2007, and Gas Operations completed refunding to customers the proportional share of the excess of the amounts collected in interim rates over the amount allowed by the final order in the second quarter of 2007.

In November 2006, the MPUC denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision. That court heard oral arguments on the appeal in February 2008 and is expected to render its decision within 90 days of that hearing. No prediction can be made as to the ultimate outcome of this matter.

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

In December 2006, Congress enacted the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which reauthorized the programs adopted under the 2002 Act, proposed enhancements for state programs to reduce excavation damage to pipelines, established increased federal enforcement of one-call excavation programs, and established a new program for review of pipeline security plans and critical facility inspections. In addition, beginning in October 2005, the PHMSA of the U.S. Department of Transportation (DOT) commenced a rulemaking proceeding to develop rules that would better distinguish onshore gathering lines from production facilities and transmission lines, and to develop safety requirements better tailored to gathering line risks. In March 2006, the DOT revised its regulations to define more clearly the categories of gathering facilities subject to DOT regulation, establish new safety rules for certain gathering lines in rural areas, revise the current regulations applicable to safety and inspection of gathering lines in non-rural areas, and adopt new compliance deadlines.

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

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” such as carbon dioxide, a byproduct of burning fossil fuels, and methane, a component of the natural gas which we transport and deliver to customers. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries such as the utility industry to meet stringent new standards requiring substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. Some proposals would provide for credits to those who reduce emissions below certain levels and would allow those credits to be traded and/or sold to others. It is too early to determine whether, and in what form, a regulatory scheme regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory scheme might have on us and our subsidiaries. However, as a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory scheme which would reduce consumption of natural gas if ultimately adopted. Our electric transmission and distribution business, unlike most electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that are in the business of generating electricity. Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory scheme has the effect of reducing consumption of electricity by ultimate consumers within its service territory.

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

In July 2007, the parties implemented the terms of an agreed settlement and resolved this matter. Pursuant to the agreed terms, a CERC Corp. subsidiary entered into a cooperative agreement with the Louisiana Department of Environmental Quality (LDEQ), pursuant to which CERC Corp.’s subsidiary will work with the LDEQ to develop a remediation plan that could be implemented by the CERC Corp. subsidiary. As part of the settlement, CERC made a payment within the amounts previously reserved for this matter. We and CERC do not expect the costs associated with the resolution of this matter to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

Manufactured Gas Plant Sites.  CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At December 31, 2007, CERC had accrued $14 million for remediation of these Minnesota sites. At December 31, 2007, the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2007, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit, filed in the United States District Court, District of Maine under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. We are investigating details regarding this site and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of the site under CERCLA and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.

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

EMPLOYEES

As of December 31, 2007, we had 8,568 full-time employees. The following table sets forth the number of our employees by business segment:

		Number
		Represented
		by Unions or
		Other Collective
Business Segment	Number	Bargaining Groups

Electric Transmission & Distribution	2,746	1,194
Natural Gas Distribution	3,685	1,412
Competitive Natural Gas Sales and Services	117	—
Interstate Pipelines	611	—
Field Services	196	—
Other Operations	1,213	—

Total	8,568	2,606

As of December 31, 2007, approximately 30% of our employees are subject to collective bargaining agreements. We have four collective bargaining agreements, (1) United Steel Workers (USW) Local 13-227, (2) Office and Professional Employees International Union (OPEIU) Local 12 Metro, (3) OPEIU Local 12 Mankato, and (4) USW Local 13-1, that are scheduled to expire in 2008 that collectively cover approximately 8% of our employees. We have a good relationship with these bargaining units and expect to renegotiate new agreements in 2008.

EXECUTIVE OFFICERS
(as of February 28, 2008)

Name	Age	Title

David M. McClanahan	58	President and Chief Executive Officer and Director
Scott E. Rozzell	58	Executive Vice President, General Counsel and Corporate Secretary
Gary L. Whitlock	58	Executive Vice President and Chief Financial Officer
Walter L. Fitzgerald	50	Senior Vice President and Chief Accounting Officer
Byron R. Kelley	60	Senior Vice President and Group President, CenterPoint Energy Pipelines and Field Services
Thomas R. Standish	58	Senior Vice President and Group President — Regulated Operations

David M. McClanahan has been President and Chief Executive Officer and a director of CenterPoint Energy since September 2002. He served as Vice Chairman of Reliant Energy, Incorporated (Reliant Energy) from October 2000 to September 2002 and as President and Chief Operating Officer of Reliant Energy’s Delivery Group from April 1999 to September 2002. He has served in various executive capacities with CenterPoint Energy since 1986. He previously served as Chairman of the Board of Directors of ERCOT and Chairman of the Board of the University of St. Thomas in Houston. He currently serves on the board of the Edison Electric Institute and as the Chairman of the Board of Directors of the American Gas Association.

Scott E. Rozzell has served as Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Before joining CenterPoint Energy in 2001, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P. He currently serves on the Board of Directors of the Association of Electric Companies of Texas.

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

Walter L. Fitzgerald has served as Senior Vice President and Chief Accounting Officer of CenterPoint Energy since December 2007. He served as Vice President and Controller from October 2001 to December 2007. Before joining CenterPoint Energy in 2001, Mr. Fitzgerald was Controller of DuPont Dow Elastomers, from 1997 to 2001.

Byron R. Kelley has served as Senior Vice President and Group President of CenterPoint Energy Pipelines and Field Services since June 2004, having previously served as President and Chief Operating Officer of CenterPoint Energy Pipelines and Field Services from May 2003 to June 2004. Prior to joining CenterPoint Energy he served as President of El Paso International, a subsidiary of El Paso Corporation, from January 2001 to August 2002. He currently serves on the Board of Directors of the Interstate Natural Gas Association of America.

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

In March 2004, CenterPoint Houston filed its true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued the True-Up Order allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional EMCs returned to customers after August 31, 2004 and in certain other respects.

CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:

•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded CenterPoint Houston from recovering the interest component of the EMCs paid to REPs; and

•	affirmed the True-Up Order in all other respects.

The district court’s decision would have had the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from CenterPoint Houston’s initial request.

CenterPoint Houston and other parties appealed the district court’s judgment to the Texas Third Court of Appeals, which issued its decision in December 2007. In its decision, the court of appeals:

•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•	reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to RRI;

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

CenterPoint Houston and two other parties filed motions for rehearing with the court of appeals. In the event that the motions for rehearing are not resolved in a manner favorable to it, CenterPoint Houston intends to seek further review by the Texas Supreme Court. Although we and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and accordingly that it is reasonably possible that it will be successful in its further appeals, we can provide no assurance as to the ultimate rulings by the courts on the issues to be considered in the various appeals or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005 we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of the pending motions for rehearing or on further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million, plus interest subsequent to December 31, 2007.

In the True-Up Order the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 which would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of ADITC and EDFIT back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. We subsequently requested a PLR asking the IRS whether the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations. In that ruling, which was received in August 2007, the IRS concluded that such reductions would cause normalization violations with respect to the ADITC and EDFIT. As in a similar PLR issued in May 2006 to another Texas utility, the IRS did not reference its proposed regulations.

The district court affirmed the Texas Utility Commission’s ruling on the tax normalization issue, but in response to a request from the Texas Utility Commission, the court of appeals ordered that the tax normalization issue be remanded for further consideration. If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require us to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. However, we and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

CenterPoint Houston’s receivables are concentrated in a small number of REPs, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. Currently, CenterPoint Houston does business with 74 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these retail providers to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a retail electric provider cannot make timely payments. Applicable Texas Utility Commission regulations limit the extent to which CenterPoint Houston can demand security from REPs for payment of its delivery charges. RRI, through its subsidiaries, is CenterPoint Houston’s largest customer. Approximately 48% of CenterPoint Houston’s $141 million in billed receivables from REPs at December 31, 2007 was owed by subsidiaries of RRI. Any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

Rate regulation of CenterPoint Houston’s business may delay or deny CenterPoint Houston’s ability to earn a reasonable return and fully recover its costs.

CenterPoint Houston’s rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CenterPoint Houston is allowed to charge may not match its expenses at any given time. In this connection, pursuant to the Settlement Agreement, discussed in “Business — Regulation — State and Local Regulation — Electric Transmission & Distribution — CenterPoint Houston Rate Agreement” in Item 1 of this report, until June 30, 2010 CenterPoint Houston is limited in its ability to request rate relief. The regulatory process by which rates are determined may not always result in rates that will produce full recovery of CenterPoint Houston’s costs and enable CenterPoint Houston to earn a reasonable return on its invested capital.

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

CERC’s rates for its Gas Operations are regulated by certain municipalities and state commissions, and for its interstate pipelines by the FERC, based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CERC’s costs and enable CERC to earn a reasonable return on its invested capital.

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

CERC is subject to risk associated with increases in the price of natural gas. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could apply downward demand pressure on natural gas consumption in the areas in which CERC operates and increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. Additionally, increasing natural gas prices could create the need for CERC to provide collateral in order to purchase natural gas.

If CERC were to fail to renegotiate a contract with one of its significant pipeline customers or if CERC renegotiates the contract on less favorable terms, there could be an adverse impact on its operations.

Since October 31, 2006, CERC’s contract with Laclede, one of its pipeline customers, has been terminable upon one year’s prior notice. CERC has not received a termination notice and is currently negotiating a long-term contract with Laclede. If Laclede were to terminate this contract or if CERC were to renegotiate this contract at rates substantially lower than the rates provided in the current contract, there could be an adverse effect on CERC’s results of operations, financial condition and cash flows.

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

The actual cost of pipelines under construction and related compression facilities may be significantly higher than CERC’s current estimates.

Subsidiaries of CERC Corp. are involved in significant pipeline construction projects. The construction of new pipelines and related compression facilities requires the expenditure of significant amounts of capital, which may exceed CERC’s estimates. These projects may not be completed at the budgeted cost, on schedule or at all. The construction of new pipeline or compression facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel and nickel, labor shortages or delays, weather delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. As a result, there is the risk that the new facilities may not be able to achieve CERC’s expected investment return, which could adversely affect CERC’s financial condition, results of operations or cash flows.

The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions similar to or broader than those under the Public Utility Holding Company Act of 1935 regarding organization, financing and affiliate transactions that could have significant adverse impacts on CERC’s ability to operate.

The Public Utility Holding Company Act of 1935, to which the Company was subject prior to its repeal in the Energy Act, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states in which CERC does business have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility businesses that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.

These regulatory frameworks could have adverse effects on CERC’s ability to operate its utility operations, to finance its business and to provide cost-effective utility service. In addition, if more than one state adopts restrictions over similar activities, it may be difficult for CERC and us to comply with competing regulatory requirements.

Risk Factors Associated with Our Consolidated Financial Condition

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2007, we had $9.7 billion of outstanding indebtedness on a consolidated basis, which includes $2.3 billion of non-recourse transition bonds. As of December 31, 2007, approximately $842 million principal amount of this debt is required to be paid through 2010. This amount excludes principal repayments of approximately $525 million on transition bonds, for which a dedicated revenue stream exists. In addition, as of December 31, 2007, we had $535 million of outstanding 3.75% convertible notes on which holders could exercise their conversion rights during the first quarter of 2008 and in subsequent quarters in which our common stock price causes such notes to be convertible. In January and February 2008, holders of our 3.75% convertible senior notes converted approximately $123 million principal amount of such notes. In February 2008, we issued approximately $488 million of additional non-recourse transition bonds. Our future financing activities may depend, at least in part, on:

•	the resolution of the true-up components, including, in particular, the results of appeals to the courts regarding rulings obtained to date;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from us; and

•	provisions of relevant tax and securities laws.

As of December 31, 2007, CenterPoint Houston had outstanding $2.0 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which we are obligated and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2007. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

We and our subsidiaries use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity, weather and financial market risks. We and our subsidiaries could recognize financial losses as a result of volatility in the market values of these contracts, or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of CERC, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In February 2007, we and CERC made a formal demand on RRI in connection with one of the two remaining guaranties under procedures provided by the Master Separation Agreement, dated December 31, 2000, between Reliant Energy and RRI. That demand sought to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In December 2007, we, CERC and RRI amended the agreement relating to the security to be provided by RRI for these guaranties, pursuant to which CERC released the $29.3 million in letters of credit RRI had provided as security, and RRI agreed to provide cash or new letters of credit to secure CERC against exposure under the remaining guaranties as calculated under the new agreement if and to the extent changes in market conditions exposed CERC to a risk of loss on those guaranties.

The remaining exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under those transportation contracts, which will be effective until 2018, was approximately $135 million as of December 31, 2007. RRI continues to meet its obligations under the contracts, and we believe current market conditions make those contracts valuable in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the contracts or if RRI should fail to provide security in the event market conditions change adversely, our exposure to the counterparty under the guaranty could exceed the security provided by RRI.

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

There were no matters submitted to the vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 15, 2008, our common stock was held of record by approximately 49,092 shareholders. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol “CNP.”

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

			Dividend
	Market Price		Declared
	High	Low	per Share

2006
First Quarter			$0.15
January 19	$13.28
March 27		$11.92
Second Quarter			$0.15
April 12		$11.73
June 30	$12.50
Third Quarter			$0.15
July 3		$12.55
September 1	$14.55
Fourth Quarter			$0.15
October 2		$14.22
December 27	$16.80
2007
First Quarter			$0.17
January 18		$16.51
February 26	$18.37
Second Quarter			$0.17
May 9	$20.02
June 22		$16.90
Third Quarter			$0.17
July 13	$17.88
August 15		$15.15
Fourth Quarter			$0.17
October 19		$15.97
November 8	$18.51

The closing market price of our common stock on December 31, 2007 was $17.13 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 24, 2008, we announced a regular quarterly cash dividend of $0.1825 per share, payable on March 10, 2008 to shareholders of record on February 15, 2008.

Repurchases of Equity Securities

During the quarter ended December 31, 2007, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Conversion of 3.75% Convertible Senior Notes due 2023

Since December 31, 2007, we have issued 4,145,377 shares of our common stock upon conversion of approximately $123 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2023, as set forth in the table below:

Settlement Date	Principal Amount	Number of Shares
of Conversion	of Notes Converted	of Common Stock Issued

January 2, 2008	$89,056,000	3,005,043	(1)
January 3, 2008	5,000,000	168,063	(1)
January 7, 2008	4,000	357	(2)
January 8, 2008	1,780,000	159,199	(2)
January 14, 2008	10,000,000	311,086	(1)
January 17, 2008	4,073,000	123,929	(1)
January 23, 2008	247,000	7,330	(1)
January 24, 2008	12,520,000	370,150	(1)
February 5, 2008	4,000	105	(1)
February 19, 2008	1,000	89	(2)
February 20, 2008	1,000	26	(1)

	$122,686,000	4,145,377

(1)	The number of shares issued in respect of any principal amount of notes converted is in addition to payment of cash in an amount equal to the principal amount of such notes and cash in lieu of fractional shares.

(2)	Based on terms of the notes, settled entirely through the issuance of shares except for a payment of cash in lieu of fractional shares.

As a result of a February 2008 conversion election by a holder of $10 million principal amount of our 3.75% Convertible Senior Notes due 2023, additional shares of our common stock are expected to be issued in March 2008 to settle the amount due to the converting holder in excess of the principal amount which must be settled in cash.

The shares of our common stock were issued solely to former holders of our 3.75% Convertible Senior Notes due 2023 upon conversion pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available because the shares of our common stock were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such an exchange.

Common Stock Award to Chairman

In May 2007, we awarded Milton Carroll 25,000 shares of our common stock pursuant to an agreement under which he serves as Chairman of our Board of Directors. We relied on the private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2003(1)	2004(2)	2005(3)	2006	2007
	(In millions, except per share amounts)

Revenues	$7,790	$7,999	$9,722	$9,319	$9,623

Income from continuing operations before extraordinary item	409	205	225	432	399
Discontinued operations, net of tax	75	(133)	(3)	—	—
Extraordinary item, net of tax	—	(977)	30	—	—

Net income (loss)	$484	$(905)	$252	$432	$399

Basic earnings (loss) per common share:
Income from continuing operations before extraordinary item	$1.35	$0.67	$0.72	$1.39	$1.25
Discontinued operations, net of tax	0.24	(0.43)	(0.01)	—	—
Extraordinary item, net of tax	—	(3.18)	0.10	—	—

Basic earnings (loss) per common share	$1.59	$(2.94)	$0.81	$1.39	$1.25

Diluted earnings (loss) per common share:
Income from continuing operations before extraordinary item	$1.24	$0.61	$0.67	$1.33	$1.17
Discontinued operations, net of tax	0.22	(0.37)	(0.01)	—	—
Extraordinary item, net of tax	—	(2.72)	0.09	—	—

Diluted earnings (loss) per common share	$1.46	$(2.48)	$0.75	$1.33	$1.17

Cash dividends paid per common share	$0.40	$0.40	$0.40	$0.60	$0.68
Dividend payout ratio from continuing operations	30%	60%	56%	43%	54%
Return from continuing operations on average common equity	25.7%	14.4%	18.7%	30.3%	23.7%
Ratio of earnings from continuing operations to fixed charges	1.81	1.43	1.51	1.77	1.86
At year-end:
Book value per common share	$5.77	$3.59	$4.18	$4.96	$5.61
Market price per common share	9.69	11.30	12.85	16.58	17.13
Market price as a percent of book value	168%	315%	307%	334%	305%
Assets of discontinued operations	$4,244	$1,565	$—	$—	$—
Total assets	21,461	18,096	17,116	17,633	17,872
Short-term borrowings(4)	63	—	—	187	232
Transition bonds, including current maturities	717	676	2,480	2,407	2,260
Other long-term debt, including current maturities	10,222	8,353	6,427	6,593	7,419
Capitalization:
Common stock equity	14%	11%	13%	15%	16%
Long-term debt, including current maturities	86%	89%	87%	85%	84%
Capitalization, excluding transition bonds:
Common stock equity	15%	12%	17%	19%	20%
Long-term debt, excluding transition bonds, including current maturities	85%	88%	83%	81%	80%
Capital expenditures, excluding discontinued operations	$497	$530	$719	$1,121	$1,011

(1)	Net income for 2003 includes the cumulative effect of an accounting change resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” ($80 million after-tax gain, or $0.26 and $0.24 earnings per basic and diluted share, respectively), which is included in discontinued operations related to Texas Genco Holdings, Inc. (Texas Genco).

(2)	Net income for 2004 includes an after-tax extraordinary loss of $977 million ($3.18 and $2.72 loss per basic and diluted share, respectively) based on our analysis of the Public Utility Commission of Texas’ (Texas Utility Commission) order in the 2004 True-Up Proceeding. Additionally, we recorded a net after-tax loss of approximately $133 million ($0.43 and $0.37 loss per basic and diluted share, respectively) in 2004 related to our interest in Texas Genco.

(3)	Net income for 2005 includes an after-tax extraordinary gain of $30 million ($0.10 and $0.09 per basic and diluted share, respectively) recorded in the first quarter reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

(4)	In October 2006, CERC amended its receivables facility. Under the terms of the amended receivables facility, the provisions for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” were no longer met. Accordingly, advances received upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 herein.

OVERVIEW

Background

We are a public utility holding company whose indirect wholly owned subsidiaries include:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

•	CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

Business Segments

In this section, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. A summary of our reportable business segments as of December 31, 2007 is set forth below:

Electric Transmission & Distribution

Our electric transmission and distribution operations provide electric transmission and distribution services to retail electric providers (REPs) serving approximately 2.0 million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately 5.5 million people and includes Houston.

On behalf of REPs, CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers in locations throughout the control area managed by the Electric Reliability Council of Texas (ERCOT), which serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. Transmission and distribution services are provided under tariffs approved by the Texas Utility Commission.

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

Interstate Pipelines

CERC’s interstate pipelines business owns and operates approximately 8,100 miles of gas transmission lines primarily located in Arkansas, Louisiana, Missouri, Oklahoma and Texas. This business also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 billion cubic feet (Bcf) per day and a combined working gas capacity of approximately 59.0 Bcf. Most storage operations are in north Louisiana and Oklahoma. This business has recently completed the first two phases of its Carthage to Perryville pipeline in 2007 adding over 1.2 Bcf per day, and is in the process of completing its third phase. In addition, construction has begun on the Southeast Supply Header (SESH) pipeline joint venture project.

Field Services

CERC’s field services business owns and operates approximately 3,500 miles of gathering pipelines and processing plants that collect, treat and process natural gas from approximately 151 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Other Operations

Our other operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

EXECUTIVE SUMMARY

Significant Events in 2007 and 2008

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

In October 2007, CERC Corp. issued $250 million aggregate principal amount of 6.125% senior notes due in November 2017 and $250 million aggregate principal amount of 6.625% senior notes due in November 2037. The proceeds from the sale of the senior notes were used for general corporate purposes, including repayment or refinancing of debt, including $300 million of CERC Corp.’s 6.5% senior notes due February 1, 2008, capital expenditures, working capital and loans to or investments in affiliates. Pending application of the proceeds for these purposes, CERC Corp. repaid borrowings under its revolving credit and receivables facilities.

In October 2007, CERC amended its receivables facility and extended the termination date to October 28, 2008. The facility size will range from $150 million to $375 million during the period from October 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in CERC’s natural gas businesses.

In 2007, we issued 1.3 million shares of our common stock and paid cash of approximately $40 million upon conversion of approximately $40 million principal amount of our 3.75% convertible senior notes. Subsequent to December 31, 2007, we have issued 4.1 million shares of our common stock and paid cash of approximately $121 million upon conversion of approximately $123 million principal amount of our 3.75% convertible senior notes. A February 2008 conversion notice by a holder of $10 million principal amount of our 3.75% convertible senior notes is expected to result in a March 2008 conversion and settlement with a cash payment for the principal amount and delivery of shares of our common stock for the excess value due the converting holder.

Transition Bonds

Pursuant to a financing order issued by the Texas Utility Commission in September 2007, in February 2008 a subsidiary of CenterPoint Houston issued approximately $488 million in transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates in February 2020 and February 2023, respectively. Scheduled final payment dates are February 2017 and February 2020. Through issuance of the transition bonds, CenterPoint Houston securitized transition property of approximately $483 million representing the remaining balance of the competition transition charge (CTC) less an environmental refund as reduced by the fuel reconciliation settlement amount.

Recovery of True-Up Balance

In December 2007, the Texas Third Court of Appeals issued its decision in the appeal of the 2004 final order (True-Up Order) issued by the Texas Utility Commission to CenterPoint Houston. In its decision, the court of appeals:

•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•	reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover excess mitigation credits (EMCs) paid to Reliant Energy, Inc. (RRI);

•	ordered that the tax normalization issue be remanded to the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

CenterPoint Houston and two other parties filed motions for rehearing with the court of appeals. In the event that the motions for rehearing are not resolved in a manner favorable to it, CenterPoint Houston intends to seek further review by the Texas Supreme Court. Although we and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and accordingly that it is reasonably possible that it will be successful in its further appeals, we can provide no assurance as to the ultimate rulings by the courts on the issues to be considered in the various appeals or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue.

To reflect the impact of the True-Up Order, in 2004 and 2005 we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of the pending motions for rehearing or on further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million, plus interest subsequent to December 31, 2007.

Interstate Pipeline Expansion

Carthage to Perryville. In April 2007, CenterPoint Energy Gas Transmission (CEGT), a wholly owned subsidiary of CERC Corp., completed phase one construction of a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in northeast Louisiana. On May 1, 2007, CEGT began service under its firm transportation agreements with shippers of approximately 960 million cubic feet (MMcf) per day. CEGT’s second phase of the project, which involved adding compression that increased the total capacity of the pipeline to approximately 1.25 Bcf per day, was placed into service in August 2007. CEGT has signed firm contracts for the full capacity of phases one and two.

In May 2007, CEGT received Federal Energy Regulatory Commission (FERC) approval for the third phase of the project to expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression and operating at higher pressures, and in July 2007, CEGT received approval from the Pipeline and Hazardous Materials Administration (PHMSA) to increase the maximum allowable operating pressure. The PHMSA’s approval contained certain conditions and requirements, which CEGT expects to satisfy in the first quarter of 2008. CEGT has executed contracts for approximately 150 MMcf per day of the 250 MMcf per day phase three expansion. The third phase is projected to be in-service in the second quarter of 2008.

SESH.  In June 2006, CenterPoint Energy Southeast Pipelines Holding, L.L.C., a wholly owned subsidiary of CERC Corp., and a subsidiary of Spectra Energy Corp. (Spectra) formed a joint venture, SESH, to construct, own and operate a 270-mile pipeline with a capacity of approximately 1 Bcf per day that will extend from CEGT’s Perryville hub in northeast Louisiana to an interconnection in southern Alabama with Gulfstream Natural Gas System, which is 50% owned by an affiliate of Spectra. We account for our 50% interest in SESH as an equity investment. In 2006, SESH signed agreements with shippers for firm transportation services, which subscribed capacity of 945 million cubic feet per day. Additionally, SESH and Southern Natural Gas (SNG) have executed a definitive agreement that provides for SNG to jointly own the first 115 miles of the pipeline. Under the agreement, SNG will own an undivided interest in the portion of the pipeline from Perryville, Louisiana to an interconnect with SNG in Mississippi. The pipe diameter was increased from 36 inches to 42 inches, thereby increasing the initial capacity of 1 Bcf per day by 140 MMcf per day to accommodate SNG. SESH will own assets providing approximately 1 Bcf per day of capacity as initially planned and will maintain economic expansion opportunities in the future. SNG will own assets providing 140 MMcf per day of capacity, and the agreement provides for a future compression expansion that will increase the jointly owned capacity up to 500 MMcf per day, subject to FERC approval.

An application to construct, own and operate the pipeline was filed with the FERC in December 2006. In September 2007, the FERC issued the certificate authorizing the construction of the pipeline. This FERC approval does not include the expansion capacity that would take SNG to 500 MMcf per day. SESH began construction in November 2007. SESH expects to complete construction of the pipeline as approved by the FERC in the second half of 2008. SESH’s net costs after SNG’s contribution are estimated to have increased to approximately $1 billion.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•	the resolution of the true-up components, including, in particular, the results of appeals to the courts regarding rulings obtained to date;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

•	the ability of RRI and its subsidiaries to satisfy their other obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2005	2006	2007

Revenues	$9,722	$9,319	$9,623
Expenses	8,783	8,274	8,438

Operating Income	939	1,045	1,185
Gain (Loss) on Time Warner Investment	(44)	94	(114)
Gain (Loss) on Indexed Debt Securities	49	(80)	111
Interest and Other Finance Charges	(670)	(470)	(503)
Interest on Transition Bonds	(40)	(130)	(123)
Distribution from AOL Time Warner Litigation Settlement	—	—	32
Additional Distribution to ZENS Holders	—	—	(27)
Return on True-Up Balance	121	—	—
Other Income, net	23	35	33

Income From Continuing Operations Before Income Taxes and Extraordinary Item	378	494	594
Income Tax Expense	(153)	(62)	(195)

Income From Continuing Operations Before Extraordinary Item	225	432	399
Discontinued Operations, net of tax	(3)	—	—

Income Before Extraordinary Item	222	432	399
Extraordinary Item, net of tax	30	—	—

Net Income	$252	$432	$399

Basic Earnings (Loss) Per Share:
Income From Continuing Operations Before Extraordinary Item	$0.72	$1.39	$1.25
Discontinued Operations, net of tax	(0.01)	—	—
Extraordinary Item, net of tax	0.10	—	—

Net Income	$0.81	$1.39	$1.25

Diluted Earnings (Loss) Per Share:
Income From Continuing Operations Before Extraordinary Item	$0.67	$1.33	$1.17
Discontinued Operations, net of tax	(0.01)	—	—
Extraordinary Item, net of tax	0.09	—	—

Net Income	$0.75	$1.33	$1.17

2007 Compared to 2006

Income from Continuing Operations.  We reported income from continuing operations before extraordinary item of $399 million ($1.17 per diluted share) for 2007 as compared to $432 million ($1.33 per diluted share) for the same period in 2006. As discussed below, the decrease in income from continuing operations of $33 million was primarily due to a $33 million increase in interest expense, excluding transition bond-related interest expense, due to higher borrowing levels; a $133 million increase in income tax expense primarily as a result of the favorable tax settlement reached with the Internal Revenue Service (IRS) in 2006 related to our Zero Premium Exchangeable Subordinated Notes (ZENS) and Automatic Common Exchange Securities (ACES) and an $8 million decrease in operating income from our Electric Transmission & Distribution utility.

These decreases in income from continuing operations were partially offset by a $94 million increase in operating income from our Natural Gas Distribution business segment, a $56 million increase in operating income from our Interstate Pipelines business segment and a $10 million increase in operating income from our Field Services business segment. Segment changes are discussed in detail below.

Income Tax Expense.  In 2007, our effective tax rate of 32.8% was lower than the expected statutory tax rate as a result of the revised Texas Franchise Tax Law (Texas Margin Tax) and a Texas state tax examination for tax years 2002 through 2004. Our 2007 effective tax rate differed from the 2006 effective tax rate of 12.6% primarily due to the favorable tax settlement reached with the IRS in 2006 as discussed above.

2006 Compared to 2005

Income from Continuing Operations.  We reported income from continuing operations before extraordinary item of $432 million ($1.33 per diluted share) for 2006 as compared to $225 million ($0.67 per diluted share) for the same period in 2005. As discussed below, the increase in income from continuing operations of $207 million was primarily due to a $200 million decrease in interest expense, excluding transition bond-related interest expense, due to lower borrowing costs and borrowing levels; a $91 million decrease in income tax expense primarily related to the tax settlement associated with ZENS and ACES; a $19 million increase in operating income from our Field Services business segment; a $17 million increase in operating income from our Competitive Natural Gas Sales and Services business segment; and a $16 million increase in operating income from our Interstate Pipelines business segment.

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

Net income for 2005 included an after-tax extraordinary gain of $30 million ($0.09 per diluted share) reflecting an adjustment to the extraordinary loss recorded in 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

Income Tax Expense.  The effective tax rate in 2006 was reduced to 12.6% primarily as a result of an agreement with the IRS related to the ZENS and ACES which reduced accrued tax and related interest reserves by approximately $107 million. The net reduction in the reserves related to ZENS and ACES in 2006 was $92 million. In addition, we reached tentative settlements with the IRS on a number of other tax matters which allowed us to reduce our total tax and related interest reserve for other tax items from $60 million at December 31, 2005 to $34 million at December 31, 2006.

Interest Expense and Other Finance Charges

Total interest expense incurred was $711 million, $600 million and $626 million in 2005, 2006 and 2007, respectively. During the fourth quarter of 2005, CenterPoint Houston retired at maturity its $1.341 billion term loan, which bore interest at LIBOR plus 975 basis points, subject to a minimum LIBOR rate of 3%. Borrowings under a CenterPoint Houston credit facility, which bore interest at LIBOR plus 75 basis points, were used for the payment of the term loan and then repaid with a portion of the proceeds of the December 2005 issuance of transition bonds.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for 2005, 2006 and 2007. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2005	2006	2007

Electric Transmission & Distribution	$487	$576	$561
Natural Gas Distribution	175	124	218
Competitive Natural Gas Sales and Services	60	77	75
Interstate Pipelines	165	181	237
Field Services	70	89	99
Other Operations	(18)	(2)	(5)

Total Consolidated Operating Income	$939	$1,045	$1,185

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2005, 2006 and 2007 (in millions, except throughput and customer data):

	Year Ended December 31,
	2005	2006	2007

Revenues:
Electric transmission and distribution utility	$1,538	$1,516	$1,560
Transition bond companies	106	265	277

Total revenues	1,644	1,781	1,837

Expenses:
Operation and maintenance, excluding transition bond companies	618	611	652
Depreciation and amortization, excluding transition bond companies	258	243	243
Taxes other than income taxes	214	212	223
Transition bond companies	67	139	158

Total expenses	1,157	1,205	1,276

Operating Income	$487	$576	$561

Operating Income:
Electric transmission and distribution operations	$429	$395	$400
Competition transition charge	19	55	42
Transition bond companies(1)	39	126	119

Total segment operating income	$487	$576	$561

Throughput (in gigawatt-hours (GWh)):
Residential	24,924	23,955	23,999
Total	74,189	75,877	76,291
Average number of metered customers:
Residential	1,683,100	1,732,656	1,773,319
Total	1,912,346	1,968,114	2,012,636

(1)	Represents the amount necessary to pay interest on the transition bonds.

2007 Compared to 2006.  Our Electric Transmission & Distribution business segment reported operating income of $561 million for 2007, consisting of $400 million from our regulated electric transmission and distribution utility operations (TDU), $42 million from the CTC, and $119 million related to transition bond companies. For 2006, operating income totaled $576 million, consisting of $395 million from the TDU, $55 million from the CTC, and $126 million related to transition bond companies. Revenues increased due to growth ($22 million), with over 53,000 metered customers added since December 2006, higher transmission-related revenues ($22 million), increased miscellaneous service charges ($15 million), increased demand ($7 million), interest on settlement of the final fuel reconciliation ($4 million) and a one-time charge in the second quarter of 2006 related to the resolution of the unbundled cost of service order ($32 million). These increases were partially offset by the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($41 million) and lower CTC return resulting from the reduction in the allowed interest rate on the unrecovered CTC balance from 11.07% to 8.06% in 2006 ($13 million). Operation and maintenance expense increased primarily due to higher transmission costs ($25 million), the absence of a gain on the sale of property in 2006 ($13 million), and increased expenses primarily related to low income and energy efficiency programs as required by the 2006 rate case settlement ($8 million), partially offset by settlement of the final fuel reconciliation ($13 million).

2006 Compared to 2005.  Our Electric Transmission & Distribution business segment reported operating income of $576 million for 2006, consisting of $395 million from the TDU, $55 million from the CTC and $126 million related to the transition bond companies. For 2005, operating income totaled $487 million, consisting of $429 million for the TDU, $19 million from the CTC, and $39 million related to the transition bond companies. Increases in operating income from growth ($34 million), a higher CTC amount collected in 2006 ($36 million), revenues from ancillary services ($11 million) and proceeds from land sales ($13 million) were partially offset by milder weather and reduced demand ($49 million), and the implementation of reduced base rates ($13 million) and spending on low income assistance and energy efficiency programs ($5 million) resulting from the Settlement Agreement described in “Business — Our Business — Regulation — State and Local Regulation — Electric Transmission & Distribution — CenterPoint Houston Rate Agreement.” In addition, the TDU’s operating income for 2006 included the $32 million adverse impact of the resolution of the remand of the 2001 UCOS order.

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

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2005, 2006 and 2007 (in millions, except throughput and customer data):

	Year Ended December 31,
	2005	2006	2007

Revenues	$3,846	$3,593	$3,759

Expenses:
Natural gas	2,841	2,598	2,683
Operation and maintenance	551	594	579
Depreciation and amortization	152	152	155
Taxes other than income taxes	127	125	124

Total expenses	3,671	3,469	3,541

Operating Income	$175	$124	$218

Throughput (in billion cubic feet (Bcf)):
Residential	160	152	172
Commercial and industrial	215	224	232

Total Throughput	375	376	404

Average number of customers:
Residential	2,839,947	2,883,927	2,931,523
Commercial and industrial	244,782	243,265	246,993

Total	3,084,729	3,127,192	3,178,516

2007 Compared to 2006.  Our Natural Gas Distribution business segment reported operating income of $218 million for 2007 as compared to $124 million for 2006. Operating income improved as a result of increased usage primarily due to a return to more normal weather in 2007 compared to the unusually mild weather in 2006 ($33 million), growth from the addition of over 38,000 customers in 2007 ($9 million), the effect of the 2006 purchased gas cost write-off described below ($21 million), the effect of rate changes ($7 million) and reduced operation and maintenance expenses ($15 million). Operation and maintenance expenses declined primarily as a result of costs associated with staff reductions incurred in 2006 ($17 million) and settlement of certain rate case-related items ($9 million), partially offset by increases in bad debts and collection costs ($8 million) and other services ($5 million).

2006 Compared to 2005.  Our Natural Gas Distribution business segment reported operating income of $124 million for 2006 as compared to $175 million for 2005. Decreases in operating margins (revenues less natural gas costs) include a $21 million write-off in 2006 of purchased gas costs for periods prior to July 2004, the recovery of which was denied by the Minnesota Public Utilities Commission, and the impact of milder weather and decreased usage ($30 million). These decreases were partially offset by higher margins from rate and service charge increases and rate design changes ($35 million), along with the addition of over 42,000 customers in 2006 ($9 million). Operation and maintenance expenses increased primarily as a result of costs associated with staff reductions ($17 million), benefit costs increases ($6 million), higher costs of goods and services ($8 million) and higher bad debt expenses ($10 million), partially offset by higher litigation reserves recorded in 2005 ($11 million).

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

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2005, 2006 and 2007 (in millions, except throughput and customer data):

	Year Ended December 31,
	2005	2006	2007

Revenues	$4,129	$3,651	$3,579

Expenses:
Natural gas	4,033	3,540	3,467
Operation and maintenance	30	30	31
Depreciation and amortization	2	1	5
Taxes other than income taxes	4	3	1

Total expenses	4,069	3,574	3,504

Operating Income	$60	$77	$75

Throughput (in Bcf):
Wholesale — third parties	304	335	314
Wholesale — affiliates	27	36	9
Retail	156	149	192
Pipeline	51	35	7

Total Throughput	538	555	522

Average number of customers:
Wholesale	138	140	235
Retail	6,328	6,452	6,789
Pipeline	142	138	12

Total	6,608	6,730	7,036

2007 Compared to 2006.  Our Competitive Natural Gas Sales and Services business segment reported operating income of $75 million for 2007 compared to $77 million for 2006. The decrease in operating income of $2 million was primarily due to reduced opportunities for optimization of pipeline and storage assets resulting from lower locational and seasonal natural gas price differentials in the wholesale business ($10 million) offset by an increase in sales to commercial and industrial customers in the retail business ($3 million). In addition, 2007 included a charge to income from mark-to-market accounting for non-trading derivatives ($10 million) and a write-down of natural gas inventory to the lower of average cost or market ($11 million), compared to a gain from mark-to-market accounting ($37 million) and an inventory write-down ($66 million) for 2006.

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

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2005, 2006 and 2007 (in millions, except throughput data):

	Year Ended December 31,
	2005	2006	2007

Revenues	$386	$388	$500

Expenses:
Natural gas	47	31	83
Operation and maintenance	121	120	125
Depreciation and amortization	36	37	44
Taxes other than income taxes	17	19	11

Total expenses	221	207	263

Operating Income	$165	$181	$237

Throughput (in Bcf):
Transportation	914	939	1,216
Other	2	1	5

Total Throughput	916	940	1,221

2007 Compared to 2006.  Our Interstate Pipeline business segment reported operating income of $237 million for 2007 compared to $181 million for 2006. The increase in operating income of $56 million was driven primarily by the new Carthage to Perryville pipeline ($42 million), other transportation and ancillary services ($20 million), lower spending in 2007 on project development costs ($6 million) and a decrease in other taxes ($8 million) related to the settlement of certain state tax issues. These favorable variances to operating income were partially offset by lower sales in 2007 of excess gas associated with storage enhancement projects ($15 million) and increased operating expenses ($6 million).

2006 Compared to 2005.  Our Interstate Pipelines business segment reported operating income of $181 million for 2006 as compared to $165 million for 2005. Operating margins (natural gas sales less gas cost) increased by $18 million. This increase was driven primarily by increased demand for transportation services and ancillary services ($15 million). Operation and maintenance expenses decreased by $1 million primarily due to the gain on sale of excess gas during 2006 ($18 million) combined with lower litigation reserves ($6 million) in 2006 compared to 2005. These favorable variances were partially offset by a write-off of project development expenses associated with the Mid-Continent Crossing pipeline project which was discontinued in 2006 ($11 million) as well as increased operating expenses ($11 million) largely associated with staffing increases and costs associated with continued compliance with pipeline integrity regulations.

Field Services

The following table provides summary data of our Field Services business segment for 2005, 2006 and 2007 (in millions, except throughput data):

	Year Ended December 31,
	2005	2006	2007

Revenues	$120	$150	$175

Expenses:
Natural gas	(10)	(10)	(4)
Operation and maintenance	49	59	66
Depreciation and amortization	9	10	11
Taxes other than income taxes	2	2	3

Total expenses	50	61	76

Operating Income	$70	$89	$99

Throughput (in Bcf):
Gathering	353	375	398

2007 Compared to 2006.  Our Field Services business segment reported operating income of $99 million for 2007 compared to $89 million for 2006. Continued increased demand for gas gathering and ancillary services ($27 million) was partially offset by lower commodity prices ($10 million) and increased operation and maintenance expenses related to cost increases and expanded operations ($7 million).

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

In addition, this business segment recorded equity income of $6 million, $6 million and $10 million for the years ended December 31, 2005, 2006 and 2007, respectively, from its 50% interest in the Waskom Joint Venture. These amounts are included in Other — net under the Other Income (Expense) caption.

Other Operations

The following table provides summary data for our Other Operations business segment for 2005, 2006 and 2007 (in millions):

	Year Ended December 31,
	2005	2006	2007

Revenues	$19	$15	$10
Expenses	37	17	15

Operating Loss	$(18)	$(2)	$(5)

2007 Compared to 2006.  Our Other Operations business segment’s operating loss in 2007 compared to 2006 increased by $3 million.

2006 Compared to 2005.  Our Other Operations business segment’s operating loss in 2006 compared to 2005 decreased $16 million primarily due to increased rental revenues ($2 million), decreased insurance costs ($4 million), and decreased state franchise taxes ($8 million).

Discontinued Operations

In December 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco, whose principal remaining asset was its ownership interest in a nuclear generating facility, distributed $2.231 billion in cash to us. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to us of $700 million, was completed in April 2005. We recorded an after-tax loss of $3 million for the year ended December 31, 2005 related to the operations of Texas Genco.

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow

The net cash provided by (used in) operating, investing and financing activities for 2005, 2006 and 2007 is as follows (in millions):

	Year Ended December 31,
	2005	2006	2007

Cash provided by (used in):
Operating activities	$63	$991	$774
Investing activities	17	(1,056)	(1,300)
Financing activities	(171)	118	528

Cash Provided by Operating Activities

Net cash provided by operating activities in 2007 decreased $217 million compared to 2006 primarily due to the timing of fuel recovery ($204 million), increased tax payments ($10 million), increased interest payments ($40 million), increased gas storage inventory ($36 million) and decreased net accounts receivable/payable ($178 million). These decreases were partially offset by decreased reductions in customer margin deposit requirements ($76 million) and decreases in our margin deposit requirements ($145 million).

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

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased $244 million in 2007 as compared to 2006 due to increased capital expenditures of $107 million primarily related to pipeline projects for our Interstate Pipelines business segment, increased notes receivable from unconsolidated affiliates of $148 million and increased investment in unconsolidated affiliates of $26 million, primarily related to the SESH pipeline project.

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

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in 2007 increased $410 million compared to 2006 primarily due to increased borrowings under revolving credit facilities ($334 million) and increased proceeds from long-term debt ($576 million), which were partially offset by increased repayments of long-term debt ($319 million), increased dividend payments ($31 million) and decreased short-term borrowings ($142 million).

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

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for 2008 include the following:

•	approximately $995 million of capital expenditures;

•	cash settlement obligations in connection with possible conversions by holders of our 3.75% convertible senior notes, having an aggregate principal amount of $535 million at December 31, 2007;

•	maturing long-term debt aggregating approximately $666 million, including $159 million of transition bonds;

•	investment in and advances to SESH of approximately $294 million;

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that borrowings under our credit facilities, the proceeds from the issuance of $488 million of transition bonds in February 2008 (discussed below) and anticipated cash flows from operations will be sufficient to meet our cash needs in 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of equity or debt securities in the capital markets.

The following table sets forth our capital expenditures for 2007 and estimates of our capital requirements for 2008 through 2012 (in millions):

	2007	2008	2009	2010	2011	2012

Electric Transmission & Distribution	$401	$371	$358	$444	$415	$392
Natural Gas Distribution	191	209	192	193	196	203
Competitive Natural Gas Sales and Services	7	18	2	2	2	2
Interstate Pipelines	308	209	133	77	72	76
Field Services	74	154	83	93	94	85
Other Operations	30	34	29	38	22	20

Total	$1,011	$995	$797	$847	$801	$778

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

					2013 and
Contractual Obligations	Total	2008	2009-2010	2011-2012	thereafter

Transition bond debt	$2,260	$159	$366	$432	$1,303
Other long-term debt(1)	7,419	1,156	212	986	5,065
Interest payments — transition bond debt(2)	745	117	207	166	255
Interest payments — other long-term debt(2)	4,215	420	793	688	2,314
Short-term borrowings	232	232	—	—	—
Capital leases	1	—	—	—	1
Operating leases(3)	68	19	22	13	14
Benefit obligations(4)	—	—	—	—	—
Purchase obligations(5)	27	27	—	—	—
Non-trading derivative liabilities	75	61	14	—	—
Other commodity commitments(6)	3,027	743	563	550	1,171
Joint venture obligations(7)	294	294	—	—	—
Income taxes(8)	118	118	—	—	—

Total contractual cash obligations	$18,481	$3,346	$2,177	$2,835	$10,123

(1)	2008 maturities include $114 million of ZENS obligations as they are exchangeable for cash at any time at the option of the holders and $535 million principal amount of our 3.75% convertible senior notes as they meet the criteria that make them eligible for conversion at the option of the holders of these notes.

(2)	We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2007. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 10(b) to our consolidated financial statements.

(4)	Contributions to our qualified pension plan are not required in 2008. However, we expect to contribute approximately $8 million and $21 million, respectively, to our non-qualified pension and postretirement benefits plans in 2008.

(5)	Represents capital commitments for material in connection with the construction of a new pipeline by our Interstate Pipelines business segment. This project has been included in the table of capital expenditures presented above.

(6)	For a discussion of other commodity commitments, please read Note 10(a) to our consolidated financial statements.

(7)	We anticipate SESH to be in-service mid-year 2008 and ultimately will be funded with approximately 50% debt.

(8)	Represents estimated income tax liability for settled positions for tax years under examination. In addition, as of December 31, 2007, the liability for uncertain income tax positions was $82 million. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Transition Bonds.  During the 2007 legislative session, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, as well as the fuel reconciliation settlement amount, provisions for deduction of the environmental refund and certain other matters. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. The financing order allowed for the netting of the fuel reconciliation settlement amount against the environmental refund. In February 2008, approximately $488 million of transition bonds were issued by a new special purpose subsidiary of CenterPoint Houston pursuant to the financing order. Proceeds were used by the special purpose entity to purchase $483 million of transition property from CenterPoint Houston and to pay costs of issuance. Following a subsequent distribution to us, we used the proceeds for general corporate purposes, including the repayment of debt and the making of loans to or investments in affiliates.

Convertible Debt.  As of December 31, 2007, the 3.75% convertible senior notes discussed in Note 8(b) to our consolidated financial statements have been included as current portion of long-term debt in our Consolidated Balance Sheets because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the third quarter of 2007 was greater than or equal to 120% of the conversion price of the 3.75% convertible senior notes and therefore, during the fourth quarter of 2007, the 3.75% convertible senior notes meet the criteria that make them eligible for conversion at the option of the holders of these notes. In 2007, we issued 1.3 million shares of our common stock and paid cash of approximately $40 million upon conversion of approximately $40 million principal amount of our 3.75% convertible senior notes. Subsequent to December 31, 2007, we have issued 4.1 million shares of our common stock and paid cash of approximately $121 million upon conversion of approximately $123 million principal amount of our 3.75% convertible senior notes. A February 2008 conversion notice by a holder of $10 million principal amount of our 3.75% convertible senior notes is expected to result in a March 2008 conversion and settlement with a cash payment for the principal amount and delivery of shares of our common stock for the excess value due the converting holder.

Arkansas Public Service Commission (APSC), Affiliate Transaction Rulemaking Proceeding.  In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by CERC and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those currently in place at CERC. Non-financial affiliate transactions generally have to be priced under an asymmetrical pricing formula under which utilities would receive the better of cost or market pricing for goods and services provided to or from the utility operations. However, corporate services provided at fully-allocated cost such as those provided by service companies are exempt. The rules also restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses exceeds 10% of the book value of the utility and its affiliates. However, existing businesses are grandfathered under the revised rules. The revised rules also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.

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

Prior to the distribution of our ownership in Reliant Energy, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of CERC, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In February 2007, we and CERC made a formal demand on RRI in connection with one of the two remaining guaranties under procedures provided by the Master Separation Agreement, dated December 31, 2000, between Reliant Energy and RRI. That demand sought to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In December 2007, we, CERC and RRI amended the agreement relating to the security to be provided by RRI for these guaranties, pursuant to which CERC released the $29.3 million in letters of credit RRI had provided as security, and RRI agreed to provide cash or new letters of credit to secure CERC against exposure under the remaining guaranties as calculated under the new agreement if and to the extent changes in market conditions exposed CERC to a risk of loss on those guaranties.

The remaining exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under those transportation contracts, which will be effective until 2018, was approximately $135 million as of December 31, 2007. RRI continues to meet its obligations under the contracts, and we believe current market conditions make those contracts valuable in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the contracts or if RRI should fail to provide security in the event market conditions change adversely, our exposure to the counterparty under the guaranty could exceed the security provided by RRI.

Senior Notes.  In February 2007, we issued $250 million aggregate principal amount of senior notes due in February 2017 with an interest rate of 5.95%. The proceeds from the sale of the senior notes were used to repay debt incurred in satisfying our $255 million cash payment obligation in connection with the conversion and redemption of our 2.875% Convertible Notes.

In February 2007, CERC Corp. issued $150 million aggregate principal amount of senior notes due in February 2037 with an interest rate of 6.25%. The proceeds from the sale of the senior notes were used to repay advances for the purchase of receivables under CERC Corp.’s receivables facility. Such repayment provided increased liquidity and capital resources for CERC’s general corporate purposes.

In October 2007, CERC Corp. issued $250 million aggregate principal amount of 6.125% senior notes due in November 2017 and $250 million aggregate principal amount of 6.625% senior notes due in November 2037. The proceeds from the sale of the senior notes were used for general corporate purposes, including repayment or refinancing of debt, including $300 million of CERC Corp.’s 6.5% senior notes due February 1, 2008, capital expenditures, working capital and loans to or investments in affiliates. Pending application of the proceeds for these purposes, CERC Corp. repaid borrowings under its revolving credit and receivables facilities.

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

CERC’s receivables facility terminates in October 2008. The facility size will range from $150 million to $375 million during the period from December 31, 2007 to the October 28, 2008 termination date of the facility. At December 31, 2007, $232 million was utilized under the facility.

We, CenterPoint Houston and CERC Corp. are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.

As of February 15, 2008, we had the following facilities (in millions):

				Amount Utilized at
				February 15,
Date Executed	Company	Type of Facility	Size of Facility	2008		Termination Date

June 29, 2007	CenterPoint Energy	Revolver	$1,200	$28	(1)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	300	4	(1)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	950	87	(2)	June 29, 2012
October 30, 2007	CERC	Receivables	375	85		October 28, 2008

(1)	Represents outstanding letters of credit.

(2)	Includes $74 million of borrowings under the credit facility and $13 million of outstanding letters of credit.

The $1.2 billion CenterPoint Energy credit facility backstops a $1.0 billion commercial paper program under which we began issuing commercial paper in June 2005. The $950 million CERC Corp. credit facility backstops a $950 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. As of December 31, 2007, there was no commercial paper outstanding. The CenterPoint Energy commercial paper is rated “Not Prime” by Moody’s Investors Service, Inc. (Moody’s), “A-2” by Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and “F3” by Fitch, Inc. (Fitch). The CERC Corp. commercial paper is rated “P-3” by Moody’s, “A-2” by S&P, and “F2” by Fitch. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

Securities Registered with the SEC.  As of December 31, 2007, CenterPoint Energy had a shelf registration statement covering senior debt securities, preferred stock and common stock aggregating $750 million and CERC Corp. had a shelf registration statement covering $400 million principal amount of senior debt securities.

Hedging of Future Debt Issuances.  As of February 15, 2008, we had outstanding Treasury rate lock agreements with an aggregate notional amount of $300 million, expiration dates of June 2008 and a weighted-average locked Treasury rate on ten-year debt of 4.05%. These agreements were executed to hedge the ten-year Treasury rate expected to be used in pricing a 2008 issuance of ten-year notes.

Temporary Investments.  As of December 31, 2007, we had no external temporary investments.

Money Pool.  We have a money pool through which the holding company and participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under our revolving credit facility or the sale of our commercial paper.

Impact on Liquidity of a Downgrade in Credit Ratings.  As of February 15, 2008, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)

CenterPoint Energy Senior Unsecured Debt	Ba1	Stable	BBB-	Positive	BBB-	Stable
CenterPoint Houston Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB+	Positive	A-	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Stable	BBB	Positive	BBB	Stable

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

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

In September 1999, we issued 2.0% ZENS having an original principal amount of $1.0 billion of which $840 million remain outstanding. Each ZENS note is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common that we own or from other sources. We own shares of TW Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because deferred tax liabilities related to the ZENS notes and TW Common shares become current tax obligations when ZENS notes are exchanged or otherwise retired and TW Common shares are sold. A tax obligation of approximately $153 million relating to our “original issue discount” deductions on the ZENS would have been payable if all of the ZENS had been exchanged for cash on December 31, 2007. The ultimate tax obligation related to the ZENS notes continues to increase by the amount of the tax benefit realized each year and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2007, the amount posted as collateral amounted to approximately $47 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2007, unsecured credit limits extended to CES by counterparties aggregate $154 million; however, utilized credit capacity is significantly lower. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

In connection with the development of SESH’s 270-mile pipeline project, CERC Corp. has committed that it will advance funds to the joint venture or cause funds to be advanced for its 50% share of the cost to construct the pipeline. CERC Corp. also agreed to provide a letter of credit in an amount up to $400 million for its share of funds that have not been advanced in the event S&P reduces CERC Corp.’s bond rating below investment grade before CERC Corp. has advanced the required construction funds. However, CERC Corp. is relieved of these commitments (i) to the extent of 50% of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent CERC Corp. or its subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of December 31, 2007, subsidiaries of CERC Corp. have advanced approximately $198 million to SESH, of which $52 million was in the form of an equity contribution and $146 million was in the form of a loan.

Cross Defaults.  Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, six outstanding series of our senior notes, aggregating $1.4 billion in principal amount as of December 31, 2007, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

Other Factors that Could Affect Cash Requirements.  In addition to the above factors, our liquidity and capital resources could be affected by:

•	cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price and weather hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, particularly given gas price levels and volatility;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations as the principal customers of CenterPoint Houston and in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which CERC is a guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	cash payments in connection with the exercise of contingent conversion rights of holders of convertible debt;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money.  CenterPoint Houston’s credit facility limits CenterPoint Houston’s debt (excluding transition bonds) as a percentage of its total capitalization to 65%. CERC Corp.’s bank facility and its receivables facility limit CERC’s debt as a percentage of its total capitalization to 65%. Our $1.2 billion credit facility contains a debt, excluding transition bonds, to EBITDA covenant. Additionally, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

Accounting for Rate Regulation

SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business applies SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our former electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 with respect to our Electric Transmission & Distribution business segment relate to $281 million of recoverable electric generation-related regulatory assets as of December 31, 2007. These costs are recoverable under the provisions of the 1999 Texas Electric Choice Plan. Based on our analysis of the final order issued by the Texas Utility Commission, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment which would have had the effect of restoring approximately $650 million, plus interest, of disallowed costs. CenterPoint Houston and other parties appealed the district court’s judgment to the Texas Third Court of Appeals, which issued its decision in December 2007. In its decision, the court of appeals:

•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•	reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to RRI;

•	ordered that the tax normalization issue be remanded to the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

CenterPoint Houston and two other parties filed motions for rehearing with the court of appeals. In the event that the motions for rehearing are not resolved in a manner favorable to it, CenterPoint Houston intends to seek further review by the Texas Supreme Court. Although we and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and accordingly that it is reasonably possible that it will be successful in its further appeals, we can provide no assurance as to the ultimate rulings by the courts on the issues to be considered in the various appeals or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue.

To reflect the impact of the True-Up Order, in 2004 and 2005 we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of the pending motions for rehearing or on further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million, plus interest subsequent to December 31, 2007.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill was indicated based on our annual analysis as of July 1, 2007. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, interest rates, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

Asset Retirement Obligations

We account for our long-lived assets under SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS No. 143” (FIN 47). SFAS No. 143 and FIN 47 require that an asset retirement obligation be recorded at fair value in the period in which it is incurred if a reasonable estimate of fair value can be made. In the same period, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with SFAS No. 143 and FIN 47, and costs recovered through the ratemaking process.

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

Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 3.0%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At December 31, 2007, our estimated cost of retiring these assets is approximately $81 million.

Unbilled Energy Revenues

Revenues related to electricity delivery and natural gas sales and services are generally recognized upon delivery to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, deliveries to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electricity delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

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

We made no contribution to the qualified pension plans in 2006 and 2007. The minimum funding requirements for these plans did not require contribution for the respective years.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to retain the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $7 million and $9 million in 2006 and 2007, respectively.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” changes in pension obligations and assets may not be immediately recognized as pension expense in the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension expense recorded in any period may not reflect the actual level of benefit payments provided to plan participants.

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

At December 31, 2007, the market value of plan assets exceeded the projected benefit obligation of our pension plans by $147 million. Changes in interest rates and the market values of the securities held by the plan during 2008 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension expense was $36 million, $46 million and $15 million for 2005, 2006 and 2007, respectively. In addition, included in the costs for 2005 is less than $1 million of expense related to Texas Genco participants. Pension expense for Texas Genco participants is reflected in our Statement of Consolidated Income as discontinued operations.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2007, our qualified pension plan had an expected long-term rate of return on plan assets of 8.5%, which was unchanged from the rate assumed as of December 31, 2006. We believe that our actual asset allocation, on average, will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

As of December 31, 2007, the projected benefit obligation was calculated assuming a discount rate of 6.40%, which is a 0.55% increase from the 5.85% discount rate assumed in 2006. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension expense for 2008, including the benefit restoration plan, is estimated to be $1 million based on an expected return on plan assets of 8.5% and a discount rate of 6.40% as of December 31, 2007. If the expected return assumption were lowered by 0.5% (from 8.5% to 8.0%), 2008 pension expense would increase by approximately $9 million.

As of December 31, 2007, pension plan assets exceed the projected benefit obligation (including the unfunded benefit restoration plan) by $147 million. However, if the discount rate was lowered by 0.5% (from 6.40% to 5.90%), the assumption change would increase our projected benefit obligation and 2008 pension expense by approximately $103 million and $10 million, respectively. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2007 by $79 million and would result in a charge to comprehensive income in 2007 of $15 million, net of tax.

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

Interest Rate Risk

As of December 31, 2007, we had outstanding long-term debt, bank loans, lease obligations, treasury rate lock derivative instruments and our obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $187 million and $563 million at December 31, 2006 and 2007, respectively. If the floating interest rates were to increase by 10% from December 31, 2007 rates, our combined interest expense would increase by approximately $3 million annually.

At December 31, 2006 and 2007, we had outstanding fixed-rate debt (excluding indexed debt securities) and trust preferred securities aggregating $8.9 billion and $9.2 billion, respectively, in principal amount and having a fair value of $9.6 billion and $9.7 billion, respectively. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $352 million if interest rates were to decline by 10% from their levels at December 31, 2007. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As of December 31, 2007, we had treasury rate lock derivative instruments with $150 million of notional value and expiration dates of June 2, 2008 to hedge the risk of changes in the 10-year U.S. treasury rate prior to the forecasted issuance of fixed-rate debt in 2008. As of December 31, 2007, the treasury lock derivative instruments could be terminated at a cost of $2 million. The treasury rate lock derivative instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and are marked to market in our Consolidated Balance Sheets with changes reflected in accumulated other comprehensive income. A decrease of 10% in the December 31, 2007 level of interest rates on 10-year U.S. treasury notes would increase the cost of terminating the treasury rate locks outstanding at December 31, 2007 by approximately $5 million.

As discussed in Note 6 to our consolidated financial statements, upon adoption of SFAS No. 133, effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $114 million at December 31, 2007 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at December 31, 2007. Changes in the fair value of the derivative component, a $261 million recorded liability at December 31, 2007, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2007 levels, the fair value of the derivative component liability would increase by approximately $4 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 6 to our consolidated financial statements for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. A decrease of 10% from the December 31, 2007 market value of TW Common would result in a net loss of approximately $4 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2007, the recorded fair value of our non-trading energy derivatives was a net liability of $25 million. The net liability consisted of an $8 million net liability associated with price stabilization activities of our Natural Gas Distribution business segment and a net liability of $17 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. An increase of 10% in the market prices of energy commodities from their December 31, 2007 levels would have increased the fair value of our non-trading energy derivatives net liability by $5 million.

The above analysis of the non-trading energy derivatives utilized for commodity price risk management purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas to which the hedges relate. Furthermore, the non-trading energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of non-trading energy derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above is expected to be substantially offset by a favorable impact on the underlying hedged physical transactions.

We have a Risk Oversight Committee composed of corporate and business segment officers that oversees our commodity price, weather and credit risk activities, including our trading, marketing, risk management services and hedging activities. The committee’s duties are to establish commodity risk policies, allocate risk capital within limits established by our board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with our risk management policies and procedures and trading limits established by our board of directors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2008

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007 which is included herein on page 64.

/s/ DAVID M. MCCLANAHAN
President and Chief Executive Officer

/s/ GRAY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

February 28, 2008

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2005	2006	2007
	(In millions,
	except for share amounts)

Revenues	$9,722	$9,319	$9,623

Expenses:
Natural gas	6,509	5,909	5,995
Operation and maintenance	1,358	1,399	1,440
Depreciation and amortization	541	599	631
Taxes other than income taxes	375	367	372

Total	8,783	8,274	8,438

Operating Income	939	1,045	1,185

Other Income (Expense):
Gain (loss) on Time Warner investment	(44)	94	(114)
Gain (loss) on indexed debt securities	49	(80)	111
Interest and other finance charges	(670)	(470)	(503)
Interest on transition bonds	(40)	(130)	(123)
Distribution from AOL Time Warner litigation settlement	—	—	32
Additional distribution to ZENS holders	—	—	(27)
Return on true-up balance	121	—	—
Other, net	23	35	33

Total	(561)	(551)	(591)

Income From Continuing Operations Before Income Taxes and Extraordinary Item	378	494	594
Income tax expense	(153)	(62)	(195)

Income From Continuing Operations Before Extraordinary Item	225	432	399
Discontinued Operations:
Income from Texas Genco, net of tax	11	—	—
Loss on disposal of Texas Genco, net of tax	(14)	—	—

Total	(3)	—	—

Income Before Extraordinary Item	222	432	399
Extraordinary item, net of tax	30	—	—

Net Income	$252	$432	$399

Basic Earnings (Loss) Per Share:
Income From Continuing Operations Before Extraordinary Item	$0.72	$1.39	$1.25
Discontinued Operations, net of tax	(0.01)	—	—
Extraordinary item, net of tax	0.10	—	—

Net Income	$0.81	$1.39	$1.25

Diluted Earnings (Loss) Per Share:
Income From Continuing Operations Before Extraordinary Item	$0.67	$1.33	$1.17
Discontinued Operations, net of tax	(0.01)	—	—
Extraordinary item, net of tax	0.09	—	—

Net Income	$0.75	$1.33	$1.17

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Net income	$252	$432	$399

Other comprehensive income, net of tax:
SFAS No. 158 adjustment (net of tax of $28)	—	—	34
Minimum pension liability adjustment (net of tax of ($5) and $6)	(9)	12	—
Net deferred gain from cash flow hedges (net of tax of $9, $11, and $6)	17	22	11
Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $6, $8, and ($14))	11	14	(20)
Other comprehensive income from discontinued operations (net of tax of $2)	3	—	—

Other comprehensive income	22	48	25

Comprehensive income	$274	$480	$424

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
	(In millions)

ASSETS
Current Assets:
Cash and cash equivalents	$127	$129
Investment in Time Warner common stock	471	357
Accounts receivable, net	1,017	910
Accrued unbilled revenues	451	558
Inventory	399	490
Non-trading derivative assets	98	38
Prepaid expense and other current assets	432	306

Total current assets	2,995	2,788

Property, Plant and Equipment, net	9,204	9,740

Other Assets:
Goodwill	1,705	1,696
Regulatory assets	3,290	2,993
Non-trading derivative assets	21	11
Notes receivable from unconsolidated affiliates	—	148
Other	418	496

Total other assets	5,434	5,344

Total Assets	$17,633	$17,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$187	$232
Current portion of long-term debt	1,198	1,315
Indexed debt securities derivative	372	261
Accounts payable	1,010	726
Taxes accrued	364	316
Interest accrued	159	170
Non-trading derivative liabilities	141	61
Accumulated deferred income taxes, net	316	350
Other	474	360

Total current liabilities	4,221	3,791

Other Liabilities:
Accumulated deferred income taxes, net	2,323	2,235
Unamortized investment tax credits	39	31
Non-trading derivative liabilities	80	14
Benefit obligations	545	499
Regulatory liabilities	792	828
Other	275	300

Total other liabilities	4,054	3,907

Long-term Debt	7,802	8,364

Commitments and Contingencies (Note 10)
Shareholders’ Equity	1,556	1,810

Total Liabilities and Shareholders’ Equity	$17,633	$17,872

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Cash Flows from Operating Activities:
Net income	$252	$432	$399
Discontinued operations, net of tax	3	—	—
Extraordinary item, net of tax	(30)	—	—

Income from continuing operations and cumulative effect of accounting change	225	432	399
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	541	599	631
Amortization of deferred financing costs	77	56	65
Deferred income taxes	232	(234)	8
Tax and interest reserves reductions related to ZENS and ACES settlement	—	(107)	—
Investment tax credit	(8)	(7)	(8)
Unrealized loss (gain) on Time Warner investment	44	(94)	114
Unrealized loss (gain) on indexed debt securities	(49)	80	(111)
Write-down of natural gas inventory	—	66	11
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(456)	262	—
Inventory	(115)	(82)	(102)
Taxes receivable	(53)	53	—
Accounts payable	321	(269)	(185)
Fuel cost over (under) recovery/surcharge	(129)	111	(93)
Non-trading derivatives, net	(12)	(18)	11
Margin deposits, net	51	(156)	65
Interest and taxes accrued	(471)	230	(33)
Net regulatory assets and liabilities	(192)	79	81
Pension contribution	(75)	—	—
Other current assets	(14)	(76)	13
Other current liabilities	69	18	(20)
Other assets	30	43	(33)
Other liabilities	67	6	(51)
Other, net	18	(1)	12

Net cash provided by operating activities of continuing operations	101	991	774
Net cash used in operating activities of discontinued operations	(38)	—	—

Net cash provided by operating activities	63	991	774

Cash Flows from Investing Activities:
Capital expenditures	(693)	(1,007)	(1,114)
Proceeds from sale of Texas Genco	700	—	—
Purchase of minority interest of Texas Genco	(383)	—	—
Decrease in restricted cash for purchase of minority interest of Texas Genco	383	—	—
Increase in cash of Texas Genco	24	—	—
Increase in restricted cash of transition bond companies	(12)	(32)	(1)
Increase in notes receivable from unconsolidated affiliates	—	—	(148)
Investment in unconsolidated affiliates	—	(13)	(39)
Other, net	(2)	(4)	2

Net cash provided by (used in) investing activities	17	(1,056)	(1,300)

Cash Flows from Financing Activities:
Increase in short-term borrowings, net	75	187	45
Long-term revolving credit facility, net	(236)	(3)	331
Proceeds from long-term debt	3,161	324	900
Payments of long-term debt	(3,045)	(229)	(548)
Debt issuance costs	(21)	(5)	(9)
Payment of common stock dividends	(124)	(187)	(218)
Proceeds from issuance of common stock, net	17	27	22
Other, net	2	4	5

Net cash provided by (used in) financing activities	(171)	118	528

Net Increase (Decrease) in Cash and Cash Equivalents	(91)	53	2
Cash and Cash Equivalents at Beginning of Year	165	74	127

Cash and Cash Equivalents at End of Year	$74	$127	$129

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$667	$532	$572
Income taxes (refunds), net	351	195	205
Non-cash transactions:
Increase in accounts payable related to capital expenditures	35	113	—

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2005		2006		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions of dollars and shares)

Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	308	3	310	3	314	3
Issuances related to benefit and investment plans	2	—	4	—	2	—
Issuances related to convertible debt conversions	—	—	—	—	7	—

Balance, end of year	310	3	314	3	323	3

Additional Paid-in-Capital
Balance, beginning of year	—	2,891	—	2,931	—	2,977
Issuances related to benefit and investment plans	—	40	—	46	—	46

Balance, end of year	—	2,931	—	2,977	—	3,023

Accumulated Deficit
Balance, beginning of year		(1,728)		(1,600)		(1,355)
Net income		252		432		399
Cumulative effect of adopting FIN 48		—		—		2
Common stock dividends — $0.40 per share in 2005, $0.60 per share in 2006, and $0.68 per share in 2007		(124)		(187)		(218)

Balance, end of year		(1,600)		(1,355)		(1,172)

Accumulated Other Comprehensive Loss
Balance, end of year:
SFAS No. 158 incremental effect		—		(79)		(45)
Minimum pension liability adjustment		(15)		(3)		(3)
Net deferred gain (loss) from cash flow hedges		(23)		13		4

Total accumulated other comprehensive loss, end of year		(38)		(69)		(44)

Total Shareholders’ Equity		$1,296		$1,556		$1,810

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

(a)	Background

CenterPoint Energy, Inc. (the Company) is a public utility holding company. The Company’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of December 31, 2007, the Company’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston; and

•	CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states. Subsidiaries of CERC own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

(b)	Basis of Presentation

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

For a description of the Company’s reportable business segments, see Note 14.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

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

The accounts of the Company and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. Such investments were $32 million and $88 million as of December 31, 2006 and 2007, respectively, and are included as part of other noncurrent assets in the Company’s Consolidated Balance Sheets. Other investments, excluding marketable securities, are carried at cost.

(c)	Revenues

The Company records revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on daily supply volumes, applicable rates and analyses reflecting significant historical trends

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

	Weighted Average
	Useful Lives	December 31,
	(Years)	2006	2007
		(In millions)

Electric Transmission & Distribution	27	$6,823	$6,993
Natural Gas Distribution	31	2,875	3,065
Competitive Natural Gas Sales and Services	24	53	59
Interstate Pipelines	57	1,943	2,194
Field Services	51	429	493
Other property	30	444	446

Total		12,567	13,250

Accumulated depreciation and amortization:
Electric Transmission & Distribution		2,566	2,602
Natural Gas Distribution		462	590
Competitive Natural Gas Sales and Services		9	9
Interstate Pipelines		176	160
Field Services		31	29
Other property		119	120

Total accumulated depreciation and amortization		3,363	3,510

Property, plant and equipment, net		$9,204	$9,740

Goodwill by reportable business segment as of December 31, 2006 and 2007 is as follows (in millions):

	December 31,
	2006	2007

Natural Gas Distribution	$746	$746
Interstate Pipelines	579	579
Competitive Natural Gas Sales and Services	335	335
Field Services	25	25
Other Operations(1)	20	11

Total	$1,705	$1,696

(1)	In December 2007, the Company determined that $9 million of tax benefits not previously established were associated with a prior year acquisition. In accordance with Emerging Issues Task Force (EITF) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the adjustment was applied to decrease the remaining goodwill attributable to that acquisition.

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

The following is a list of regulatory assets/liabilities reflected on the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2007:

	December 31,
	2006	2007
	(In millions)

Electric generation-related regulatory assets(1)	$343	$325
Securitized regulatory asset	2,285	2,131
Unamortized loss on reacquired debt	85	79
Pension and postretirement-related regulatory asset(2)	483	360
Other long-term regulatory assets	94	98

Total regulatory assets	3,290	2,993

Electric generation-related regulatory liabilities	39	44
Estimated removal costs	697	734
Other long-term regulatory liabilities	56	50

Total regulatory liabilities	792	828

Total regulatory assets and liabilities, net	$2,498	$2,165

(1)	Excludes $234 million and $220 million of allowed equity return on the true-up balance as of December 31, 2006 and 2007, respectively.

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

If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write off or write down these regulatory assets and liabilities. During 2004, the Company wrote-off net regulatory assets of $1.5 billion ($977 million after-tax) as an extraordinary loss in response to the Public Utility Commission of Texas’ (Texas Utility Commission) order on CenterPoint Houston’s final true-up application. Based on subsequent orders received from the Texas Utility Commission, the Company recorded an extraordinary gain of $47 million ($30 million after-tax) in the second quarter of 2005 related to these regulatory assets. For further discussion of regulatory assets, see Note 4.

The Company’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2006 and 2007, these removal costs of $697 million and $734 million, respectively, are classified as regulatory liabilities in the Company’s Consolidated Balance Sheets. A portion of the amount of removal costs that relate to asset retirement obligations have been reclassified from a regulatory liability to an asset retirement liability in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).

(f)	Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(e) and 4(a) for additional discussion of these items.

The following table presents depreciation and amortization expense for 2005, 2006 and 2007.

	2005	2006	2007

Depreciation expense	$432	$440	$455
Amortization expense	109	159	176

Total depreciation and amortization expense	$541	$599	$631

(g)	Capitalization of Interest and Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for subsidiaries that apply SFAS No. 71. Interest and AFUDC for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. During 2005, 2006 and 2007, the Company capitalized interest and AFUDC of $4 million, $10 million and $21 million, respectively.

(h)	Income Taxes

The Company files a consolidated federal income tax return and follows a policy of comprehensive interperiod tax allocation. The Company uses the asset and liability method of accounting for deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Investment tax credits that were deferred are being amortized over the estimated lives of the related property. A valuation allowance is established against deferred tax assets for which management believes realization is not considered more likely than not.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2007, the Company evaluated uncertain income tax positions and recorded a tax liability for those positions that management believed were probable of an unfavorable outcome and could be reasonably estimated. Effective January 1, 2007, the Company accounts for the tax effects of uncertain income tax positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). The Company recognizes interest and penalties as a component of income tax expense. For additional information regarding income taxes, see Note 9.

(i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are net of an allowance for doubtful accounts of $33 million and $38 million at December 31, 2006 and 2007, respectively. The provision for doubtful accounts in the Company’s Statements of Consolidated Income for 2005, 2006 and 2007 was $40 million, $35 million and $45 million, respectively.

In October 2007, CERC amended its receivables facility and extended the termination date to October 28, 2008. The facility size will range from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in CERC’s natural gas businesses. At December 31, 2007, the facility size was $300 million. Commencing with an October 2006 amendment to the receivables facility, the provisions for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” were no longer met. Accordingly, advances received by CERC upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006 and 2007. As of December 31, 2006 and 2007, $187 million and $232 million, respectively, was advanced for the purchase of receivables under CERC’s receivables facility.

Funding under the receivables facility averaged $166 million and $79 million in 2005 and 2006, respectively. Sales of receivables were approximately $2.0 billion and $555 million in 2005 and 2006, respectively.

(j)	Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market. Natural gas inventories of the Company’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of the Company’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2006 and 2007, the Company recorded $66 million and $11 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2006	2007
	(In millions)

Materials and supplies	$94	$95
Natural gas	305	395

Total inventory	$399	$490

(k)	Derivative Instruments

The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows. Such contracts are recognized in the Company’s Consolidated Balance Sheets at their fair value unless the Company elects the normal purchase and sales exemption for qualified physical transactions. A derivative contract may be designated as a normal purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If derivative contracts are designated as a cash flow hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), the effective portions of the

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in their fair values are reflected initially as a separate component of shareholders’ equity and subsequently recognized in income at the same time the hedged item impacts earnings. The ineffective portions of changes in fair values of derivatives designated as hedges are immediately recognized in income. Changes in other derivatives not designated as normal or as a cash flow hedge are recognized in income as they occur. The Company does not enter into or hold derivative instruments for trading purposes.

The Company has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including the Company’s trading, marketing, risk management services and hedging activities. The committee’s duties are to establish the Company’s commodity risk policies, allocate risk capital within limits established by the Company’s board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with the Company’s risk management policies and procedures and trading limits established by the Company’s board of directors.

The Company’s policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(l)	Investment in Other Debt and Equity Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), the Company reports “available-for-sale” securities at estimated fair value within other long-term assets in the Company’s Consolidated Balance Sheets and any unrealized gain or loss, net of tax, as a separate component of shareholders’ equity and accumulated other comprehensive income. In accordance with SFAS No. 115, the Company reports “trading” securities at estimated fair value in the Company’s Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as other income (expense) in the Company’s Statements of Consolidated Income.

As of December 31, 2006 and 2007, the Company held an investment in Time Warner Inc. (TW) common stock (TW Common), which was classified as a “trading” security. For information regarding this investment, see Note 6.

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

For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001 and December 2005, the Company was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds. Cash and cash equivalents does not include restricted cash of $49 million at both December 31, 2006 and 2007. For additional information regarding transition bonds, see Notes 4(a) and 8(b). Cash and cash equivalents includes $123 million and $128 million at December 31, 2006 and 2007, respectively, that is held by the Company’s transition bond subsidiaries solely to support servicing the transition bonds.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	New Accounting Pronouncements

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertain income tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position if it is considered “more likely than not,” as defined in SFAS No. 5, “Accounting for Contingencies,” of being sustained on audit based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 as of January 1, 2007 was a credit of $2 million to accumulated deficit.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company will adopt SFAS No. 157 on January 1, 2008, for its financial assets and liabilities, which primarily consist of derivatives the Company records in accordance with SFAS No. 133, and on January 1, 2009, for its non-financial assets and liabilities. For its financial assets and liabilities, the Company expects that the adoption of SFAS No. 157 will primarily impact its disclosures and will not have a material impact on its financial position, results of operations and cash flows. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007 but is not required to be applied. The Company currently has no plans to apply SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations and cash flows.

(p)	Stock-Based Incentive Compensation Plans and Employee Benefit Plans

Stock-Based Incentive Compensation Plans

The Company has long-term incentive compensation plans (LICPs) that provide for the issuance of stock-based incentives, including performance-based shares, performance-based units, restricted shares and stock options

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to officers and key employees. A maximum of approximately 36 million shares of CenterPoint Energy common stock is authorized to be issued under these plans.

Equity awards are granted to employees without cost to the participants. The performance shares are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2005, 2006 and 2007 are subject to the operational condition that total common dividends declared during the three-year vesting period must be at least $1.20, $1.80 and $2.04 per share, respectively. The stock awards vest at the end of a three-year period. Upon vesting, both the performance shares and the stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

Option awards are generally granted with an exercise price equal to the average of the high and low sales price of the Company’s stock at the date of grant. These option awards generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date and have 10-year contractual terms. No options were granted during 2005, 2006 and 2007.

The Company recorded LICP compensation expense of $13 million, $10 million and $10 million in 2005, 2006 and 2007, respectively.

The total income tax benefit recognized related to such arrangements was $5 million, $4 million and $4 million in 2005, 2006 and 2007, respectively. No compensation cost related to such arrangements was capitalized as a part of inventory or fixed assets in 2005, 2006 or 2007.

Compensation costs for performance shares and stock awards granted under the LICPs are measured using fair value and expected achievement levels on the grant date. Forfeitures are estimated on the date of grant and are adjusted as required through the remaining vesting period.

The following tables summarize the Company’s LICP activity for 2007:

Stock Options

	Outstanding Options
	Year Ended December 31, 2007
			Remaining Average
	Shares	Weighted-Average	Contractual	Aggregate Intrinsic
	(Thousands)	Exercise Price	Life (Years)	Value (Millions)

Outstanding at December 31, 2006	9,573	$17.15
Forfeited or expired	(890)	25.02
Exercised	(1,913)	11.24

Outstanding at December 31, 2007	6,770	17.78	3.2	$27

Exercisable at December 31, 2007	6,770	17.78	3.2	27

	Non-Vested Options
	Year Ended December 31, 2007
		Weighted-Average
	Shares	Grant Date
	(Thousands)	Fair Value

Outstanding at December 31, 2006	566	$1.86
Vested	(560)	1.86
Forfeited or expired	(6)	1.86

Outstanding at December 31, 2007	—	—

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Shares

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2007
		Remaining Average		Weighted-Average
	Shares	Contractual Life	Aggregate Intrinsic	Grant Date
	(Thousands)	(Years)	Value (Millions)	Fair Value

Outstanding at December 31, 2006	1,703			$12.60
Granted	659			18.20
Forfeited	(146)			13.57
Vested and released to participants	(84)			13.79

Outstanding at December 31, 2007	2,132	0.9	$24	14.21

The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). The aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

Performance-Based Units

	Outstanding and Non-Vested Units
	Year Ended December 31, 2007
		Weighted-Average	Remaining Average
	Units	Grant Date	Contractual Life	Aggregate Intrinsic
	(Thousands)	Fair Value	(Years)	Value (Millions)

Outstanding at December 31, 2006	31	$100.00
Forfeited	—	100.00
Vested and released to participants	(31)	100.00

Outstanding at December 31, 2007	—	—	—	$—

Stock Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2007
		Weighted-Average	Remaining Average
	Shares	Grant Date	Contractual Life	Aggregate Intrinsic
	(Thousands)	Fair Value	(Years)	Value (Millions)

Outstanding at December 31, 2006	753	$12.14
Granted	245	18.29
Forfeited	(58)	13.27
Vested and released to participants	(220)	11.14

Outstanding at December 31, 2007	720	14.45	1.2	$12

The weighted-average grant-date fair values of awards granted were as follows for 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007

Performance shares	$12.13	$13.05	$18.20
Stock awards	12.25	12.96	18.29

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of awards received by participants was as follows for 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Options exercised	$8	$10	$13
Performance shares	5	10	—
Performance units	—	—	3
Stock awards	—	7	4

As of December 31, 2007 there was $21 million of total unrecognized compensation cost related to non-vested LICP arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from LICPs was $9 million, $17 million and $22 million for 2005, 2006 and 2007, respectively.

The actual tax benefit realized for tax deductions related to LICPs totaled $5 million, $11 million and $7 million, for 2005, 2006 and 2007, respectively.

The Company has a policy of issuing new shares in order to satisfy share-based payments related to LICPs.

Pension and Postretirement Benefits

The Company maintains a non-contributory qualified defined benefit plan covering substantially all employees, with benefits determined using a cash balance formula. Under the cash balance formula, participants accumulate a retirement benefit based upon 4% of eligible earnings and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. Certain employees participating in the plan as of December 31, 1998 automatically receive the greater of the accrued benefit calculated under the prior plan formula through 2008 or the cash balance formula. Participants have historically been 100% vested in their benefit after completing five years of service. Effective January 1, 2008, the Company changed the vesting schedule to provide for 100% vesting after three years to comply with the Pension Protection Act of 2006. In addition to the non-contributory qualified defined benefit plan, the Company maintains a non-qualified benefit restoration plan which allows participants to receive the benefits to which they would have been entitled under the Company’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

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

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2005		2006		2007
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In millions)

Service cost	$35	$2	$37	$2	$37	$2
Interest cost	99	27	101	26	100	26
Expected return on plan assets	(137)	(12)	(143)	(12)	(149)	(12)
Amortization of prior service cost	(7)	2	(7)	2	(7)	—
Amortization of net loss	46	—	50	—	34	3
Amortization of transition obligation	—	7	—	7	—	7
Benefit enhancement	—	—	8	1	—	—
Other	—	1	—	—	—	—

Net periodic cost	$36	$27	$46	$26	$15	$26

The Company used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	December 31,
	2005		2006		2007
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Discount rate	5.75%	5.75%	5.70%	5.70%	5.85%	5.85%
Expected return on plan assets	8.50	8.00	8.50	8.00	8.50	7.60
Rate of increase in compensation levels	4.60	—	4.60	—	4.60	—

In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of our pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2006 and 2007.

	December 31,
	2006		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In millions)

Change in Benefit Obligation
Benefit obligation, beginning of year	$1,830	$467	$1,776	$469
Service cost	37	2	37	2
Interest cost	101	26	100	26
Participant contributions	—	6	—	5
Benefits paid	(161)	(42)	(145)	(35)
Actuarial gain	(39)	(3)	(123)	(33)
Plan amendment	—	8	—	—
Medicare reimbursement	—	4	—	3
Benefit enhancement	8	1	—	—

Benefit obligation, end of year	1,776	469	1,645	437

Change in Plan Assets
Plan assets, beginning of year	1,729	154	1,806	158
Employer contributions	7	27	9	22
Participant contributions	—	6	—	5
Benefits paid	(161)	(42)	(145)	(35)
Actual investment return	231	13	122	11

Plan assets, end of year	1,806	158	1,792	161

Funded status, end of year	$30	$(311)	$147	$(276)

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
		(In millions)

Amounts Recognized in Balance Sheets
Other assets-other	$109	$—	$231	$—
Current liabilities-other	(7)	(8)	(8)	(8)
Other liabilities-benefit obligations	(72)	(303)	(76)	(268)

Net asset (liability), end of year	$30	$(311)	$147	$(276)

Actuarial Assumptions
Discount rate	5.85%	5.85%	6.40%	6.40%
Expected return on plan assets	8.50	7.60	8.50	7.60
Rate of increase in compensation levels	4.60	—	5.75	—
Healthcare cost trend rate assumed for the next year	—	7.00	—	7.00
Prescription drug cost trend rate assumed for the next year	—	13.00	—	13.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.50	—	5.50
Year that the healthcare rate reaches the ultimate trend rate	—	2011	—	2012
Year that the prescription drug rate reaches the ultimate trend rate	—	2014	—	2015

The accumulated benefit obligation for all defined benefit pension plans was $1,719 million and $1,623 million as of December 31, 2006 and 2007, respectively.

The expected rate of return assumption was developed by reviewing the targeted asset allocations and historical index performance of the applicable asset classes over a 15-year period, adjusted for investment fees and diversification effects.

The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of obligations specific to the characteristics of the Company’s plans.

For measurement purposes, healthcare costs are assumed to increase 7% during 2008, after which this rate decreases until reaching the ultimate trend rate of 5.5% in 2012. Prescription drug costs are assumed to increase 13% during 2008, after which this rate decreases until reaching the ultimate trend rate of 5.5% in 2015.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income consist of the following:

	December 31,
	2006		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In millions)

Unrecognized actuarial loss (gain)	$128	$8	$99	$(4)
Unrecognized prior service cost (credit)	(7)	16	(6)	14
Unrecognized transition obligation	—	4	—	4

Net amount recognized in other comprehensive income	$121	$28	$93	$14

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2007 are as follows:

	Pension	Postretirement
	Benefits	Benefits

Net loss (gain)	$(20)	$(11)
Amortization of net loss	(9)	—
Amortization of prior service credit (cost)	1	(2)
Amortization of transition obligation	—	(1)

Total recognized in comprehensive income	$(28)	$(14)

The total recognized in net periodic costs and other comprehensive income was a benefit of $13 million and an expense of $12 million for pension and postretirement benefits, respectively, for the year ended December 31, 2007.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

	Pension	Postretirement
	Benefits	Benefits

Unrecognized actuarial loss	$15	$—
Unrecognized transition obligation	—	1
Unrecognized prior service cost (credit)	(1)	2

Amounts in comprehensive income to be recognized in net periodic cost in 2008	$14	$3

The following table displays pension benefits related to the Company’s non-qualified benefits restoration plan that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2006	2007
	(In millions)

Accumulated benefit obligation	$78	$82
Projected benefit obligation	79	84
Plan assets	—	—

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1%	1%
	Increase	Decrease
	(In millions)

Effect on the postretirement benefit obligation	$19	$16
Effect on total of service and interest cost	1	1

The following table displays the weighted-average asset allocations as of December 31, 2006 and 2007 for the Company’s pension and postretirement benefit plans:

	December 31,
	2006		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Domestic equity securities	50%	28%	49%	26%
Global equity securities	11	—	11	—
International equity securities	10	11	12	9
Debt securities	27	61	27	64
Real estate	1	—	1	—
Cash	1	—	—	1

Total	100%	100%	100%	100%

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

As part of the investment strategy discussed above, the Company has adopted and maintains the following weighted average allocation targets for its benefit plans:

	Pension	Postretirement
	Benefits	Benefits

Domestic equity securities	25-35%	22-32%
Global equity securities	7-13%	—
International equity securities	17-23%	4-14%
Debt securities	30-40%	60-70%
Real estate	0-5%	—
Cash	0-2%	0-2%

The asset allocation targets in the table above reflect changes approved by the Company’s Benefits Committee during 2007 that were implemented in January 2008.

The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2006 or 2007.

The Company contributed $9 million and $22 million to its non-qualified pension and postretirement benefits plans in 2007, respectively. The Company expects to contribute approximately $8 million and $21 million to its non-qualified pension and postretirement benefits plans in 2008, respectively.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
			Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2008	$123	$32	$(4)
2009	127	33	(4)
2010	130	34	(4)
2011	131	36	(4)
2012	134	37	(5)
2013-2017	680	199	(28)

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2007, an aggregate of 20,511,903 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented 24.8% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

The Company’s savings plan benefit expense was $35 million, $34 million and $35 million in 2005, 2006 and 2007, respectively. Included in the 2005 amount is less than $1 million savings plan benefit expense related to Texas Genco participants. Amounts for Texas Genco’s participants are reflected as discontinued operations in the Statements of Consolidated Income.

Postemployment Benefits

Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan) were $8 million and $6 million in 2005 and 2006, respectively. The Company recorded postemployment benefit income of $2 million in 2007.

Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2007 was $43 million and $37 million, respectively, relating to postemployment obligations.

Other Non-Qualified Plans

The Company has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination,

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement or death. Benefit payments are made from the general assets of the Company. During 2005, 2006 and 2007, the Company recorded benefit expense relating to these plans of $8 million, $6 million and $7 million, respectively. Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2007 was $105 million and $100 million, respectively, relating to deferred compensation plans.

Change in Control Agreements and Other Employee Matters

Effective January 1, 2007, the Company entered into agreements with certain of its officers that generally provide, to the extent applicable, in the case of a change in control of the Company and termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits. By their terms, these agreements are for a one-year term with automatic renewal unless action is taken by the Board prior to the renewal. Effective January 1, 2008, these agreements were amended in minor respects.

As of December 31, 2007, approximately 30% of the Company’s employees are subject to collective bargaining agreements. The Company has four collective bargaining agreements, (1) United Steel Workers (USW) Local 13-227, (2) Office and Professional Employees International Union (OPEIU) Local 12 Metro, (3) OPEIU Local 12 Mankato, and (4) USW Local 13-1, that are scheduled to expire in 2008 that collectively cover approximately 8% of its employees. The Company has a good relationship with these bargaining units and expects to renegotiate new agreements in 2008.

(3)	Discontinued Operations

In July 2004, the Company announced its agreement to sell Texas Genco to Texas Genco LLC. In December 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco’s principal remaining asset was its ownership interest in the South Texas Project Electric Generating Station, a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to the Company of $700 million, was completed in April 2005.

The following table summarizes the components of the loss from discontinued operations of Texas Genco for the year ended December 31, 2005 (in millions):

Texas Genco net income as reported	$10
Adjustment for general corporate overhead reclassification, net of tax(1)	1

Income from discontinued operations of Texas Genco, net of tax and minority interest	11

Loss on sale of Texas Genco, net of tax	(4)
Loss offsetting Texas Genco’s earnings, net of tax	(10)

Loss on disposal of Texas Genco, net of tax	(14)

Total Discontinued Operations of Texas Genco	$(3)

(1)	General corporate overhead previously allocated to Texas Genco from CenterPoint Energy, which will not be eliminated by the sale of Texas Genco, was excluded from income from discontinued operations and is reflected as general corporate overhead of CenterPoint Energy in income from continuing operations in accordance with SFAS No. 144.

Revenues related to Texas Genco included in discontinued operations for the year ended December 31, 2005 were $62 million. Income from these discontinued operations for the year ended December 31, 2005 is reported net of income tax expense of $4 million.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Regulatory Matters

(a)	Recovery of True-Up Balance

In March 2004, CenterPoint Houston filed its true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004 and in certain other respects.

CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:

•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded CenterPoint Houston from recovering the interest component of the EMCs paid to retail electric providers; and

•	affirmed the True-Up Order in all other respects.

The district court’s decision would have had the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from CenterPoint Houston’s initial request.

CenterPoint Houston and other parties appealed the district court’s judgment to the Texas Third Court of Appeals, which issued its decision in December 2007. In its decision, the court of appeals:

•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•	reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to Reliant Energy, Inc. (RRI);

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

CenterPoint Houston and two other parties filed motions for rehearing with the court of appeals. In the event that the motions for rehearing are not resolved in a manner favorable to it, CenterPoint Houston intends to seek further review by the Texas Supreme Court. Although the Company and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and accordingly that it is reasonably possible that it will be successful in its further appeals, the Company can provide no assurance as to the ultimate rulings by the courts on the issues to be considered in the various appeals or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005 the Company recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in the Company’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of the pending motions for rehearing or on further review by the Texas Supreme Court, the Company anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million plus interest subsequent to December 31, 2007.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the True-Up Order the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 which would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. The Company subsequently requested a Private Letter Ruling (PLR) asking the IRS whether the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations. In that ruling, which was received in August 2007, the IRS concluded that such reductions would cause normalization violations with respect to the ADITC and EDFIT. As in a similar PLR issued in May 2006 to another Texas utility, the IRS did not reference its proposed regulations.

The district court affirmed the Texas Utility Commission’s ruling on the tax normalization issue, but in response to a request from the Texas Utility Commission, the court of appeals ordered that the tax normalization issue be remanded for further consideration. If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require the Company to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment if required by the IRS, could have a material adverse impact on the Company’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. However, the Company and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through the issuance of transition bonds or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005 a subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized CenterPoint Houston to impose a charge on retail electric providers to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Effective September 13, 2005, the return on the CTC portion of the true-up balance is included in CenterPoint Houston’s tariff-based revenues.

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston disagree with the district court’s conclusions and, in May 2006, appealed the judgment to the Texas Third Court of Appeals, and if required, CenterPoint Houston plans to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed, and oral arguments were held in December 2006. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company’s or CenterPoint Houston’s financial condition, results of operations or cash flows.

In June 2006, the Texas Utility Commission adopted the revised rule governing the carrying charges on unrecovered CTC balances as recommended by its staff (Staff). The rule, which applies to CenterPoint Houston, reduced the allowed interest rate on the unrecovered CTC balance prospectively from 11.075% to a weighted average cost of capital of 8.06%. The annualized impact on operating income is a reduction of approximately $18 million per year for the first year with lesser impacts in subsequent years. In July 2006, CenterPoint Houston made a compliance filing necessary to implement the rule changes effective August 1, 2006.

During the years ended December 31, 2005, 2006 and 2007, CenterPoint Houston recognized approximately $19 million, $55 million and $42 million, respectively, in operating income from the CTC. Additionally, during the years ended December 31, 2005, 2006 and 2007, CenterPoint Houston recognized approximately $1 million, $13 million and $14 million, respectively, of the allowed equity return not previously recorded. As of December 31, 2007, the Company had not recorded an allowed equity return of $220 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, after taking into account the environmental refund and the fuel reconciliation settlement amounts discussed below. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds pursuant to the financing order in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented.

(b)	Final Fuel Reconciliation

The results of the Texas Utility Commission’s final decision related to CenterPoint Houston’s final fuel reconciliation were a component of the True-Up Order. CenterPoint Houston appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. That decision was upheld by a Travis County district court and affirmed by the Texas Third Court of Appeals. Although it filed an appeal with the Texas Supreme Court, in February 2007 CenterPoint Houston asked the Texas Supreme Court to hold that appeal in abeyance pending consideration by the Texas Utility Commission of a tentative settlement reached by the parties. In October 2007 the Texas Utility

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission issued a final order consistent with the settlement, and the Texas Supreme Court ultimately vacated the lower court decisions. The settlement allows CenterPoint Houston recovery of $12.5 million plus interest from January 2002. As a result of the settlement, CenterPoint Houston recorded a regulatory asset of $17 million in 2007.

(c)	Refund of Environmental Retrofit Costs

The True-Up Order allowed recovery of approximately $699 million of environmental retrofit costs related to CenterPoint Houston’s generation assets. The True-Up Order required CenterPoint Houston to provide evidence by January 31, 2007 that the entire $699 million was actually spent by December 31, 2006 on environmental programs and provided for the Texas Utility Commission to determine the appropriate manner to return to customers any unused portion of these funds, including interest on the funds and on stranded costs attributable to the environmental costs portion of the stranded costs recovery. In January 2007, the successor in interest to CenterPoint Houston’s generation assets advised that, as of December 31, 2006, it had spent only approximately $664 million. On January 31, 2007, CenterPoint Houston made the required filing with the Texas Utility Commission, identifying approximately $35 million in unspent funds to be refunded to customers along with approximately $7 million of interest and requesting permission to refund these amounts through a reduction of the CTC. Such amounts were recorded as regulatory liabilities as of December 31, 2006. In July 2007, CenterPoint Houston, the Staff and the other parties filed a settlement agreement in which it was agreed that the total amount of the refund, including all principal and interest, was $45 million as of May 31, 2007, that interest would continue to accrue after May 31, 2007 on any unrefunded balance at a rate of 5.4519% per year and that the refund should be used to offset the principal amount proposed in CenterPoint Houston’s application to securitize the CTC and other amounts. The offset occurred in connection with the $488 million of transition bonds issued in February 2008. In August 2007, the Texas Utility Commission issued a final order consistent with the terms of that settlement agreement. As of December 31, 2007, CenterPoint Houston had recorded a regulatory liability of $46 million related to this matter.

(d)	Rate Cases

Natural Gas Distribution

Arkansas.  In January 2007, CERC Corp.’s natural gas distribution business (Gas Operations) filed an application with the Arkansas Public Service Commission (APSC) to change its natural gas distribution rates in order to increase its annual base revenues by approximately $51 million. Gas Operations subsequently agreed to reduce its request to approximately $40 million. As part of its filing, Gas Operations also proposed a revenue stabilization tariff (also known as decoupling) that would help stabilize revenues and eliminate the potential conflict between its efforts to earn a reasonable return on invested capital while promoting energy efficiency initiatives.

In September 2007, the APSC staff and Gas Operations entered into and filed with the APSC a Stipulation and Settlement Agreement (Settlement Agreement) under which the annual base revenues of Gas Operations would increase by approximately $20 million, and a revenue stabilization tariff would be allowed to go into effect, with an authorized rate of return on equity of 9.65% (reflecting a 10 basis point reduction for the implementation of the revenue stabilization tariff). The other parties to the proceeding agreed not to oppose the Settlement Agreement. In October 2007, the APSC issued an order approving the Settlement Agreement, and the new rates became effective with bills rendered on and after November 1, 2007.

Texas.  In December 2006, Gas Operations filed a statement of intent with the Railroad Commission of Texas (Railroad Commission) seeking to implement an increase in miscellaneous service charges and to allow recovery of the costs of financial hedging transactions through its purchased gas cost adjustment in the environs of its Texas Coast service territory. After approval of the filing by the Railroad Commission, the new service charges were implemented in the second quarter of 2007.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In response to an explosion resulting from the failure of a certain type of compression coupling on another company’s natural gas distribution system in Texas, the Railroad Commission has begun a rulemaking focusing on leak surveys, leak grading and the replacement of specific types of compression couplings. In addition, the Railroad Commission issued a directive in November 2007 requiring the removal of service risers known to have compression fittings that do not meet certain performance specifications. After reviewing the Company’s records as required by the directive, Gas Operations has no indication that it has the type of coupling described in that directive. However, at this time the Company does not know what additional requirements may result from the pending Railroad Commission rulemaking or what impacts on its gas operations may result from any future regulatory initiatives adopted with respect to this issue.

In the first quarter of 2008, Gas Operations expects to file a request to change its rates with the Railroad Commission and the 47 cities in its Texas Coast service territory. The request will seek to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. The effect of the requested rate changes will be to increase the Texas Coast service territory’s revenues by approximately $7 million per year.

Minnesota.  In November 2005, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase annual base rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. In January 2007, the MPUC issued a final order granting a rate increase of approximately $21 million and approving a $5 million affordability program to assist low-income customers, the actual cost of which will be recovered in rates in addition to the $21 million rate increase. Final rates were implemented beginning May 1, 2007, and Gas Operations completed refunding to customers the proportional share of the excess of the amounts collected in interim rates over the amount allowed by the final order in the second quarter of 2007.

In November 2006, the MPUC denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision. That court heard oral arguments on the appeal in February 2008 and is expected to render its decision within 90 days of that hearing. No prediction can be made as to the ultimate outcome of this matter.

(5)	Derivative Instruments

The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows.

(a)	Non-Trading Activities

Cash Flow Hedges.  The Company enters into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133. The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During the years ended December 31, 2005, 2006 and 2007, hedge ineffectiveness resulted in a loss of $2 million, a gain of $2 million and a loss of less than $1 million, respectively, from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss. The Company recognized a gain of $2 million in 2007 because it became probable that certain anticipated transactions being hedged would not occur. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2007, the Company expects $7 million ($4 million after-tax) in accumulated other comprehensive income to be reclassified as a decrease in Natural gas expense during the next twelve months.

The length of time the Company is hedging its exposure to the variability in future cash flows using derivative instruments that have been designated and have qualified as cash flow hedging instruments is primarily a year, with a limited amount up to two years. The Company’s policy is not to exceed ten years in hedging its exposure.

Other Derivative Instruments.  The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the years ended December 31, 2005, 2006 and 2007, the Company recognized unrealized net gains of $2 million and $34 million and net losses of $10 million, respectively. These derivative gains and losses are included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.”

Weather Derivatives.  The Company has weather normalization or other rate mechanisms that mitigate the impact of weather in certain of its Gas Operations jurisdictions. The remaining Gas Operations jurisdictions, Minnesota, Mississippi and Texas, do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007/2008 winter heating season. The swaps are based on ten-year normal weather and provide for a maximum payment by either party of $18 million. Through December 31, 2007, the existence of the swaps had no material impact on the Company’s earnings or cash flow.

Interest Rate Swaps.  During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive loss and was amortized into interest expense over the five-year life of the designated fixed-rate debt and was fully amortized at December 31, 2007. Amortization of amounts deferred in accumulated other comprehensive loss for 2005, 2006 and 2007 was $31 million, $31 million and $20 million, respectively.

Hedging of Future Debt Issuances.  In each of December 2007 and January 2008, the Company entered into treasury rate lock derivative instruments having an aggregate notional value of $150 million to hedge the risk of changes in the benchmark interest rate prior to the forecasted issuance of $300 million of fixed-rate debt in 2008, as changes in the benchmark interest rate would cause variability in the Company’s forecasted interest payments. These treasury rate lock derivatives were designated as cash flow hedges. Accordingly, unrealized gains and losses associated with the treasury rate lock derivative instruments are recorded as a component of accumulated other comprehensive income. The realized gain or loss recognized upon settlement of the treasury rate lock agreement will be initially recorded as a component of accumulated other comprehensive income and will be recognized as a component of interest expense over the life of the related financing arrangement. In 2007, the Company recognized a $2 million loss for these treasury rate locks in other comprehensive income. Ineffectiveness for the treasury rate locks was not material in 2007.

Embedded Derivative.  The Company’s 3.75% convertible senior notes contain contingent interest provisions. The contingent interest component is an embedded derivative as defined by SFAS No. 133, and accordingly,

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

must be split from the host instrument and recorded at fair value on the balance sheet. The value of the contingent interest component was not material at issuance or at December 31, 2007.

(b)	Credit Risks

In addition to the risk associated with price movements, credit risk is also inherent in the Company’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the non-trading derivative assets of the Company as of December 31, 2006 and 2007 (in millions):

	December 31, 2006		December 31, 2007
	Investment		Investment
	Grade(1)	Total	Grade(1)	Total

Energy marketers	$22	$27	$16	$18
Financial institutions	51	51	25	25
Other	41	41	3	7

Total	$114	$119	$44	$50

(1)	“Investment grade” is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guaranties) and collateral, which encompass cash and standby letters of credit. For unrated counterparties, the Company performs financial statement analysis, considering contractual rights and restrictions and collateral, to create a synthetic credit rating.

(6)	Indexed Debt Securities (ZENS) and Time Warner Securities

(a)	Original Investment in Time Warner Securities

In 1995, the Company sold a cable television subsidiary to TW and received TW convertible preferred stock (TW Preferred) as partial consideration. In July 1999, the Company converted its 11 million shares of TW Preferred into 45.8 million shares of TW Common. A subsidiary of the Company now holds 21.6 million shares of TW Common which are classified as trading securities under SFAS No. 115 and are expected to be held to facilitate the Company’s ability to meet its obligation under the 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS). Unrealized gains and losses resulting from changes in the market value of the TW Common are recorded in the Company’s Statements of Consolidated Income.

(b)	ZENS

In September 1999, the Company issued its ZENS having an original principal amount of $1.0 billion. ZENS are exchangeable for cash equal to the market value of a specified number of shares of TW common. The Company pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the shares of TW Common attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares of TW Common is less than or more than 2.309%. At December 31, 2007, ZENS having an original principal amount of $840 million and a contingent principal amount of $820 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of 21.6 million shares of TW Common deemed to be attributable to the ZENS. At December 31, 2007, the market value of such shares was approximately $357 million, which would provide an exchange amount of $404 for each $1,000 original principal amount of ZENS. At maturity, the holders of the ZENS will receive in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For accounting purposes, the ZENS obligation was bifurcated into a debt component and a derivative component (the holder’s option to receive the appreciated value of TW Common at maturity). The debt component accretes through interest charges at 17.4% annually up to the contingent principal amount of the ZENS in 2029 which reflects exchanges and adjustments to maintain a 2.309% annual yield, as discussed above. The derivative component is recorded at fair value and changes in the fair value of the derivative component are recorded in the Company’s Statements of Consolidated Income. During 2005, 2006 and 2007, the Company recorded a gain (loss) of $(44) million, $94 million and $(114) million, respectively, on the Company’s investment in TW Common. During 2005, 2006 and 2007, the Company recorded a gain (loss) of $49 million, $(80) million and $111 million, respectively, associated with the fair value of the derivative component of the ZENS obligation. Changes in the fair value of the TW Common held by the Company are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

The following table sets forth summarized financial information regarding the Company’s investment in TW Common and the Company’s ZENS obligation (in millions).

		Debt	Derivative
	TW	Component	Component
	Investment	of ZENS	of ZENS

Balance at December 31, 2004	$421	$107	$341
Accretion of debt component of ZENS	—	2	—
Gain on indexed debt securities	—	—	(49)
Loss on TW Common	(44)	—	—

Balance at December 31, 2005	377	109	292
Accretion of debt component of ZENS	—	2	—
Loss on indexed debt securities	—	—	80
Gain on TW Common	94	—	—

Balance at December 31, 2006	471	111	372
Accretion of debt component of ZENS	—	3	—
Gain on indexed debt securities	—	—	(111)
Loss on TW Common	(114)	—	—

Balance at December 31, 2007	$357	$114	$261

(7)	Equity

(a)	Capital Stock

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

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Short-term Borrowings and Long-term Debt

	December 31, 2006		December 31, 2007
	Long-Term	Current(1)	Long-Term	Current(1)
	(In millions)

Short-term borrowings:
CERC Corp. receivables facility	$—	$187	$—	$232
Long-term debt:
CenterPoint Energy:
ZENS(2)	$—	$111	$—	$114
Senior notes 5.875% to 7.25% due 2008 to 2017	600	—	650	200
Convertible senior notes 2.875% to 3.75% due 2023(3)	—	830	—	535
Pollution control bonds 5.60% to 6.70% due 2012 to 2027(4)	151	—	151	—
Pollution control bonds 4.70% to 8.00% due 2011 to 2030(5)	1,046	—	1,046	—
Bank loans due 2012(6)	—	—	131	—
Junior subordinated debentures payable to affiliate 8.257%(7)	—	103	—	—
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 5.60% to 6.95% due 2013 to 2033	1,262	—	1,262	—
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(8)	229	—	229	—
Transition Bonds 3.84% to 5.63% due 2006 to 2019	2,260	147	2,101	159
Bank loans due 2012(6)	—	—	50	—
CERC Corp.:
Convertible subordinated debentures 6.00% due 2012	56	7	50	7
Senior notes 5.95% to 7.875% due 2007 to 2037	2,097	—	2,447	300
Bank loans due 2012(6)	—	—	150	—
Other	1	—	1	—
Unamortized discount and premium(9)	(2)	—	(6)	—

Total long-term debt	7,802	1,198	8,364	1,315

Total debt	$7,802	$1,385	$8,364	$1,547

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)	Upon adoption of SFAS No. 133 effective January 1, 2001, the Company’s ZENS obligation was bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 6(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	All of the Company’s 2.875% convertible senior notes were either redeemed or surrendered for conversion in January 2007, as described in Note 8(b), “Long-term Debt — Convertible Debt.”

(4)	These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(5)	$527 million of these series of debt is secured by general mortgage bonds of CenterPoint Houston.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Classified as long-term debt because the termination dates of the facilities under which the funds were borrowed are more than one year from the date noted.

(7)	The junior subordinated debentures were issued to subsidiary trusts in connection with the issuance by those trusts of preferred securities. The trust preferred securities were deconsolidated effective December 31, 2003 pursuant to the adoption of FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” All of the junior subordinated debentures issued to the Company’s subsidiary trust were redeemed in February 2007.

(8)	These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(9)	Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in long-term debt is additional unamortized premium related to fair value adjustments of long-term debt of $4 million and $3 million at December 31, 2006 and 2007, respectively, which is being amortized over the respective remaining term of the related long-term debt.

(a)  Short-term Borrowings

In October 2007, CERC amended its receivables facility and extended the termination date to October 28, 2008. The facility size will range from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in CERC’s natural gas businesses. At December 31, 2007, the facility size was $300 million. As of December 31, 2006 and December 31, 2007, $187 million and $232 million, respectively, was advanced for the purchase of receivables under CERC’s receivables facility. As of December 31, 2007, advances had an interest rate of 5.36%.

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

In October 2007, CERC Corp. issued $250 million aggregate principal amount of 6.125% senior notes due in November 2017 and $250 million aggregate principal amount of 6.625% senior notes due in November 2037. The proceeds from the sale of the senior notes were used for general corporate purposes, including repayment or refinancing of debt, including $300 million of CERC Corp.’s 6.5% senior notes due February 1, 2008, capital expenditures, working capital and loans to or investments in affiliates. Pending application of the proceeds for these purposes, CERC Corp. repaid borrowings under its revolving credit and receivables facilities.

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

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, the Company had $131 million of borrowings and approximately $28 million of outstanding letters of credit under its $1.2 billion credit facility, CenterPoint Houston had $50 million of borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility and CERC Corp. had $150 million of borrowings and approximately $13 million of outstanding letters of credit under its $950 million credit facility. The Company and CERC Corp. had no commercial paper outstanding at December 31, 2007. The Company, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of December 31, 2007.

Transition Bonds.  Pursuant to a financing order issued by the Texas Utility Commission in September 2007, in February 2008 a subsidiary of CenterPoint Houston issued approximately $488 million in transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Scheduled final payment dates are February 2017 and February 2020. Through issuance of the transition bonds, CenterPoint Houston securitized transition property of approximately $483 million representing the remaining balance of the CTC less an environmental refund as reduced by the fuel reconciliation settlement amount. See Note 4(a) for further discussion.

Convertible Debt.  On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. As of December 31, 2007, holders could convert each of their notes into shares of CenterPoint Energy common stock at a conversion rate of 89.4381 shares of common stock per $1,000 principal amount of notes at any time prior to maturity under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company’s assets, debt securities or certain rights to purchase the Company’s securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The notes originally had a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes. However, the conversion rate has increased to 89.4381, in accordance with the terms of the notes, due to quarterly common stock dividends in excess of $0.10 per share.

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

In August 2005, the Company accepted for exchange approximately $572 million aggregate principal amount of its 3.75% convertible senior notes due 2023 (Old Notes) for an equal amount of its new 3.75% convertible senior notes due 2023 (New Notes). As of December 31, 2007, New Notes of approximately $532 million remained outstanding and Old Notes of approximately $3 million remained outstanding. Under the terms of the New Notes, which are substantially similar to the Old Notes, settlement of the principal portion will be made in cash rather than stock.

In the fourth quarter of 2007, holders of the Company’s 3.75% convertible senior notes converted approximately $40 million principal amount of such notes. Substantially all of such conversions were settled with a cash payment for the principal amount and delivery of 1.3 million shares of the Company’s common stock for the excess value due converting holders.

In January and February 2008, holders of the Company’s 3.75% convertible senior notes converted approximately $123 million principal amount of such notes. Substantially all of such conversions were settled with a cash payment for the principal amount and delivery of 4.1 million shares of the Company’s common stock for the excess value due converting holders. A February 2008 conversion notice by a holder of $10 million principal amount of the Company’s 3.75% convertible senior notes is expected to result in a March 2008 conversion and settlement with a cash payment for the principal amount and delivery of shares of the Company’s common stock for the excess value due the converting holder.

As of December 31, 2006 and December 31, 2007, the 3.75% convertible senior notes are included as current portion of long-term debt in the Consolidated Balance Sheets because the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the quarter was greater than or equal to 120% of the conversion price of the 3.75% convertible senior notes and therefore, the 3.75% convertible senior notes meet the criteria that make them eligible for conversion at the option of the holders of these notes.

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

Maturities.  The Company’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation and the 3.75% convertible senior notes, are $666 million in 2008, $181 million in 2009, $397 million in 2010, $782 million in 2011 and $636 million in 2012.

Liens.  As of December 31, 2007, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for 2005, 2006 and 2007 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2008 is approximately $164 million, and the sinking fund requirement to be satisfied in 2008 is approximately $3 million. The Company expects CenterPoint Houston to meet these 2008 obligations by certification of property additions. As of December 31, 2007, CenterPoint Houston’s assets were also subject to liens securing approximately $2.0 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)	Income Taxes

The components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Current:
Federal	$(74)	$373	$163
State	2	37	32

Total current	(72)	410	195

Deferred:
Federal	208	(362)	47
State	17	14	(47)

Total deferred	225	(348)	—

Income tax expense	$153	$62	$195

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Income from continuing operations before income taxes and extraordinary item	$378	$494	$594
Federal statutory rate	35%	35%	35%

Income taxes at statutory rate	132	173	208

Net addition (reduction) in taxes resulting from:
State income taxes (benefit), net of valuation allowance and federal income tax	13	33	(10)
Amortization of investment tax credit	(8)	(7)	(8)
Tax basis balance sheet adjustments	—	—	25
Increase (decrease) in settled and uncertain income tax positions	32	(118)	(20)
Other, net	(16)	(19)	—

Total	21	(111)	(13)

Income tax expense	$153	$62	$195

Effective income tax rate	40.6%	12.6%	32.8%

In 2007, the Company recorded a $25 million deferred federal income tax expense as a result of its tax basis balance sheet analysis. The 2007 state income tax benefit of $10 million includes a benefit of approximately

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$30 million, net of federal income tax effect, as a result of the revised Texas Franchise Tax Law (Texas Margin Tax) and a Texas state tax examination for the tax years 2002 through 2004.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2006	2007
	(In millions)

Deferred tax assets:
Current:
Allowance for doubtful accounts	$17	$17
Deferred gas costs	—	26

Total current deferred tax assets	17	43

Non-current:
Loss and credit carryforwards	27	52
Deferred gas costs	60	—
Employee benefits	186	173
Other	56	6

Total non-current deferred tax assets before valuation allowance	329	231

Valuation allowance	(22)	(18)

Total non-current deferred tax assets	307	213

Total deferred tax assets, net	324	256

Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	$194	$294
Unrealized gain on TW Common	109	77
Other	30	22

Total current deferred tax liabilities	333	393

Non-current:
Depreciation	1,370	1,359
Regulatory assets, net	1,173	1,039
Other	87	50

Total non-current deferred tax liabilities	2,630	2,448

Total deferred tax liabilities	2,963	2,841

Accumulated deferred income taxes, net	$2,639	$2,585

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2007, the Company has approximately $181 million of state net operating loss carryforwards which expire in various years between 2008 and 2027. A valuation allowance has been established for approximately $79 million of the state net operating loss carryforwards that may not be realized. The Company has a state tax credit carryforward of approximately $45 million which expires in 2026.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company has approximately $174 million of state capital loss carryforwards which expire in 2017 for which a valuation allowance has been established.

Uncertain Income Tax Positions.  The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of approximately $2 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 accumulated deficit. A reconciliation of the change in unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows (in millions):

Balance at January 1, 2007	$72
Tax positions related to prior years:
Additions	28
Reductions	(20)
Tax positions related to current year:
Additions	4
Settlements	(2)

Balance at December 31, 2007	$82

The Company has approximately $10 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate. The Company recognizes interest and penalties as a component of income tax expense. In 2007, the Company recognized approximately $3 million of interest on uncertain income tax positions in the Statements of Consolidated Income and $4 million in the Consolidated Balance Sheets at January 1, 2007 and December 31, 2007. The Company does not expect the amount of unrecognized tax benefits to change significantly over the next 12 months.

Tax Audits and Settlements.  The Company’s consolidated federal income tax returns have been audited and settled through the 1996 tax year. The Company is currently under examination by the IRS for tax years 1997 through 2005 and is at various stages of the examination process. The Company has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2007.

In the fourth quarter of 2006, the Company reached a final settlement with the IRS on the ACES and ZENS issues and executed a closing agreement on the ZENS resulting in a net reduction in income tax expense in 2006 of approximately $92 million. The Company also reached a tentative settlement on other tax issues, including those related to prior acquisitions and dispositions, resulting in a reduction in income tax expense for 2006 of approximately $26 million.

(10)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2007, minimum payment obligations for natural gas supply

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments are approximately $743 million in 2008, $285 million in 2009, $278 million in 2010, $280 million in 2011, $270 million in 2012 and $1.2 billion in 2013 and thereafter.

(b)	Lease Commitments

The following table sets forth information concerning the Company’s obligations under non-cancelable long-term operating leases at December 31, 2007, which primarily consist of rental agreements for building space, data processing equipment and vehicles (in millions):

2008	$19
2009	13
2010	9
2011	7
2012	6
2013 and beyond	14

Total	$68

Total lease expense for all operating leases was $37 million, $56 million and $48 million during 2005, 2006 and 2007, respectively.

(c)	Capital Commitments

Carthage to Perryville.  In 2007, CenterPoint Energy Gas Transmission Company (CEGT) completed phases one and two of its Carthage to Perryville pipeline project with a total capacity of 1.25 billion cubic feet (Bcf) per day.

In May 2007, CEGT received Federal Energy Regulatory Commission (FERC) approval for the third phase of the project to expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression and operating at higher pressures, and in July 2007, CEGT received approval from the Pipeline and Hazardous Materials Administration (PHMSA) to increase the maximum allowable operating pressure. The PHMSA’s approval contained certain conditions and requirements, which CEGT expects to complete in the first quarter of 2008. CEGT has executed contracts for approximately 150 MMcf per day of the 250 MMcf per day phase three expansion. The third phase is projected to be in-service in the second quarter of 2008. The additional cost in 2008 to complete phase three is expected to be approximately $10 million.

During the four-year period subsequent to the in-service date of the pipeline, XTO Energy, CEGT’s anchor shipper, can request, and subject to mutual negotiations that meet specific financial parameters and to FERC approval, CEGT would construct a 67-mile extension from CEGT’s Perryville hub to an interconnect with Texas Eastern Gas Transmission at Union Church, Mississippi.

Southeast Supply Header.  In June 2006, CenterPoint Energy Southeast Pipelines Holding, L.L.C., a wholly owned subsidiary of CERC Corp., and a subsidiary of Spectra Energy Corp. (Spectra) formed a joint venture (Southeast Supply Header or SESH) to construct, own and operate a 270-mile pipeline with a capacity of approximately 1 Bcf per day that will extend from CEGT’s Perryville hub in northeast Louisiana to an interconnection in southern Alabama with Gulfstream Natural Gas System, which is 50% owned by an affiliate of Spectra. The Company accounts for its 50% interest in SESH as an equity investment. As of December 31, 2007, subsidiaries of CERC Corp. have advanced approximately $198 million to SESH, of which $52 million was in the form of an equity contribution and $146 million was in the form of a loan. In 2006, SESH signed agreements with shippers for firm transportation services, which subscribed capacity of 945 MMcf per day. Additionally, SESH and Southern Natural Gas (SNG) have executed a definitive agreement that provides for SNG to jointly own the first 115 miles of the pipeline. Under the agreement, SNG will own an undivided interest in the portion of the pipeline from

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Perryville, Louisiana to an interconnect with SNG in Mississippi. The pipe diameter was increased from 36 inches to 42 inches, thereby increasing the initial capacity of 1 Bcf per day by 140 MMcf per day to accommodate SNG. SESH will own assets providing approximately 1 Bcf per day of capacity as initially planned and will maintain economic expansion opportunities in the future. SNG will own assets providing 140 MMcf per day of capacity, and the agreement provides for a future compression expansion that will increase the jointly owned capacity up to 500 MMcf per day, subject to FERC approval.

An application to construct, own and operate the pipeline was filed with the FERC in December 2006. In September 2007, the FERC issued the certificate authorizing the construction of the pipeline. This FERC approval does not include the expansion capacity that would take SNG to 500 MMcf per day. SESH began construction in November 2007. SESH expects to complete construction of the pipeline as approved by the FERC in the second half of 2008. SESH’s net costs after SNG’s contribution are estimated to have increased to approximately $1 billion.

(d)	Legal, Environmental and Other Regulatory Matters

Legal Matters

RRI Indemnified Litigation

The Company, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between the Company and RRI, the Company and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of the lawsuits described below under “Electricity and Gas Market Manipulation Cases” and “Other Class Action Lawsuits.” Pursuant to the indemnification obligation, RRI is defending the Company and its subsidiaries to the extent named in these lawsuits. Although the ultimate outcome of these matters cannot be predicted at this time, the Company has not considered it necessary to establish reserves related to this litigation.

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

To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Three of the gas complaints were dismissed based on defendants’ claims of the filed rate doctrine, but the Ninth

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Circuit Court of Appeals reversed two of those dismissals and remanded the cases back to the district court for further proceedings. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. In October 2006, RRI reached a tentative settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the remaining gas cases in state court in California, the Court of Appeals found that the Company was not a successor to the liabilities of a subsidiary of RRI and ordered the state court to dismiss the Company. The other gas cases remain in the early procedural stages.

In August 2005, RRI reached a settlement with the FERC enforcement staff, the states of California, Washington and Oregon, California’s three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission and by the courts in which the electricity class action cases are pending. Two parties have appealed the courts’ approval of the settlement to the California Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC’s order approving the settlement, which the FERC denied in May 2006. That party has filed for review of the FERC’s orders in the Ninth Circuit Court of Appeals. The Company is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when the Company was an affiliate of RRI. The terms of the settlement do not require payment by the Company.

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

Other Legal Matters

Natural Gas Measurement Lawsuits.  CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff has sought review of that dismissal from the Tenth Circuit Court of Appeals, where the matter remains pending.

In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County,

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Gas Cost Recovery Litigation.  In October 2002, a lawsuit was filed on behalf of certain CERC ratepayers in state district court in Wharton County, Texas against the Company, CERC, Entex Gas Marketing Company (EGMC), and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs initially sought certification of a class of Texas ratepayers, but subsequently dropped their request for class certification. The plaintiffs later added as defendants CenterPoint Energy Marketing Inc., CEGT, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc. (CEPS), and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company, and other non-affiliated companies. In February 2005, the case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily dismissed the case and agreed not to refile the claims asserted unless the Miller County case described below is not certified as a class action or is later decertified.

In October 2004, a lawsuit was filed on behalf of certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against the Company, CERC, EGMC, CEGT, CenterPoint Energy Field Services (CEFS), CEPS, Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped as defendants CEGT and MRT. The plaintiffs seek class certification, but the proposed class has not been certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims are within the sole and exclusive jurisdiction of the APSC. Also in June 2007, the Company, CERC, EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has original exclusive jurisdiction over the Texas claims asserted in the Miller County case. In August 2007, the Miller County court stayed but refused to dismiss the Arkansas claims. Also in August 2007, the Arkansas plaintiff initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. In September 2007, the Company, CERC, EGMC and other defendants in the Miller County case initiated proceedings in the Arkansas Supreme Court to direct the Miller County court to dismiss the entire case on the grounds that the plaintiffs’ claims are within the exclusive jurisdiction of the APSC or Railroad Commission, as applicable. In October 2007, CEFS and CEPS were joined as parties to the Travis County case. In February 2008, the Arkansas Supreme Court granted the Company’s request and ordered that the case be dismissed. The plaintiffs have thirty days to request rehearing from the Arkansas Supreme Court.

In February 2003, a lawsuit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by CERC to a purported class of certain consumers of

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish lawsuits have been stayed pending the resolution of the petitions filed with the LPSC. In August 2007, the LPSC issued an order approving a Stipulated Settlement in the review initiated by the plaintiffs in the Calcasieu Parish litigation. In the LPSC proceeding, CERC’s gas purchases were reviewed back to 1971. The review concluded that CERC’s gas costs were “reasonable and prudent,” but CERC agreed to credit to jurisdictional customers approximately $920,000, including interest, related to certain off-system sales. A regulatory liability was established and the Company began refunding that amount to jurisdictional customers in September 2007. A similar review by the LPSC related to the Caddo Parish litigation was resolved without additional payment by CERC.

The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney’s fees. The Company, CERC and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been shown in the reviews described above to be in accordance with what is permitted by state and municipal regulatory authorities. The Company and CERC do not expect the outcome of these matters to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

Storage Facility Litigation.  In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerns “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by a CERC entity that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since the suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the FERC and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. The summary judgment ruling was only on the issue of liability, though the court did rule that CEGT has the burden of proving that any gas in the Wapanucka formation is gas that has been injected and is not native gas. Further hearings and orders of the court are required to specify the appropriate relief for the plaintiffs. CEGT plans to appeal through the Oklahoma court system any judgment that imposes liability on CEGT in this matter. The Company and CERC do not expect the outcome of this matter to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

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

In July 2007, pursuant to the terms of a previously agreed settlement in principle, the parties implemented the terms of their settlement and resolved this matter. Pursuant to the agreed terms, a CERC Corp. subsidiary entered into a cooperative agreement with the Louisiana Department of Environmental Quality (LDEQ), pursuant to which

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CERC Corp.’s subsidiary will work with the LDEQ to develop a remediation plan that could be implemented by the CERC Corp. subsidiary. Pursuant to the settlement terms, CERC made a settlement payment within the amounts previously reserved for this matter. The Company and CERC do not expect the costs associated with the resolution of this matter to have a material impact on the financial condition, results of operations or cash flows of either the Company or CERC.

Manufactured Gas Plant Sites.  CERC and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At December 31, 2007, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2007, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. The Company is investigating details regarding the site and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.

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

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2007, the Company was notified of acceptance of its claim in connection with the 2002 AOL Time Warner, Inc. securities and ERISA class action litigation by receipt of approximately $32 million from the independent settlement administrator appointed by the United States District Court, Southern District of New York. Pursuant to the terms of the Indenture governing the Company’s ZENS, in August 2007, the Company distributed to current ZENS holders approximately $27 million, which amount represented the portion of the payment received that was attributable to the reference shares of TW Common stock corresponding to each ZENS. This distribution reduced the contingent principal amount of the ZENS from $848 million to $821 million. The litigation settlement was recorded as other income and the distribution to ZENS holders was recorded as other expense during the third quarter of 2007.

Guaranties

Prior to the Company’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for CERC’s benefit, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In February 2007, the Company and CERC made a formal demand on RRI in connection with one of the two remaining guaranties under procedures provided by the Master Separation Agreement, dated December 31, 2000, between Reliant Energy and RRI. That demand sought to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In December 2007, the Company, CERC and RRI amended the agreement relating to the security to be provided by RRI for these guaranties, pursuant to which CERC released the $29.3 million in letters of credit RRI had provided as security, and RRI agreed to provide cash or new letters of credit to secure CERC against exposure under the remaining guaranties as calculated under the new agreement if and to the extent changes in market conditions exposed CERC to a risk of loss on those guaranties.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under those transportation contracts, which will be effective until 2018, was approximately $135 million as of December 31, 2007. RRI continues to meet its obligations under the contracts, and the Company believes current market conditions make those contracts valuable in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the contracts or if RRI should fail to provide security in the event market conditions change adversely, the Company’s exposure to the counterparty under the guaranty could exceed the security provided by RRI.

(11)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “available-for-sale” and “trading” in accordance with SFAS No. 115, and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Consolidated Balance Sheets at December 31, 2006 and 2007 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Note 5). Therefore, these financial instruments are stated at fair value and are excluded from the table below.

	December 31, 2006		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)

Financial liabilities:
Long-term debt (excluding capital leases)	$8,889	$9,573	$9,564	$10,048

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Earnings Per Share

The following table reconciles numerators and denominators of the Company’s basic and diluted earnings (loss) per share calculations:

	For the Year Ended December 31,
	2005	2006	2007
	(In millions, except per share and share amounts)

Basic earnings (loss) per share calculation:
Income from continuing operations before extraordinary item	$225	$432	$399
Loss from discontinued operations, net of tax	(3)	—	—
Extraordinary item, net of tax	30	—	—

Net income	$252	$432	$399

Weighted average shares outstanding	309,349,000	311,826,000	320,480,000
Basic earnings (loss) per share:
Income from continuing operations before extraordinary item	$0.72	$1.39	$1.25
Loss from discontinued operations, net of tax	(0.01)	—	—
Extraordinary item, net of tax	0.10	—	—

Net income	$0.81	$1.39	$1.25

Diluted earnings (loss) per share calculation:
Net income	$252	$432	$399
Plus: Income impact of assumed conversions:
Interest on 3.75% contingently convertible senior notes	9	—	—

Total earnings effect assuming dilution	$261	$432	$399

Weighted average shares outstanding	309,349,000	311,826,000	320,480,000
Plus: Incremental shares from assumed conversions:
Stock options(1)	1,241,000	974,000	1,059,000
Restricted stock	1,851,000	1,553,000	1,928,000
2.875% convertible senior notes	—	1,625,000	291,000
3.75% convertible senior notes	33,587,000	8,800,000	18,749,000

Weighted average shares assuming dilution	346,028,000	324,778,000	342,507,000

Diluted earnings (loss) per share:
Income from continuing operations before extraordinary item	$0.67	$1.33	$1.17
Loss from discontinued operations, net of tax	(0.01)	—	—
Extraordinary item, net of tax	0.09	—	—

Net income	$0.75	$1.33	$1.17

(1)	Options to purchase 8,677,660, 5,863,907 and 3,225,969 shares were outstanding for the years ended December 31, 2005, 2006 and 2007, respectively, but were not included in the computation of diluted earnings

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) per share because the options’ exercise price was greater than the average market price of the common shares for the respective years.

All of the 2.875% contingently convertible senior notes and substantially all of the 3.75% contingently convertible senior notes provide for settlement of the principal portion in cash rather than stock. In accordance with EITF Issue No. 04-8, “Accounting Issues related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” the portion of the conversion value of such notes that must be settled in cash rather than stock is excluded from the computation of diluted earnings per share from continuing operations. The Company includes the conversion spread in the calculation of diluted earnings per share when the average market price of the Company’s common stock in the respective reporting period exceeds the conversion price. The conversion price for the 3.75% contingently convertible senior notes at December 31, 2007 was $11.18 and the conversion price of the 2.875% convertible senior notes at the time of their extinguishment was $12.52. All of the Company’s 2.875% convertible senior notes were either redeemed or surrendered for conversion in January 2007, as described in Note 8(b), “Long-term Debt — Convertible Debt.”

(13)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter
	(In millions, except per share amounts)

Revenues	$3,077	$1,843	$1,935	$2,464
Operating income	306	220	284	235
Net income	88	194	83	67
Basic earnings per share:(2)
Net income	$0.28	$0.62	$0.27	$0.21
Diluted earnings per share:(2)
Net income	$0.28	$0.61	$0.26	$0.20

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

Revenues	$3,106	$2,033	$1,882	$2,602
Operating income	353	242	287	303
Net income	130	70	91	108
Basic earnings per share:(2)
Net income	$0.41	$0.22	$0.29	$0.34
Diluted earnings per share:(2)
Net income	$0.38	$0.20	$0.27	$0.32

(1)	In the second quarter of 2006, the Company reached agreements on the terms of two settlements. An agreement with the IRS regarding the tax treatment of the ZENS and ACES resulted in a reduction of income tax expense of $119 million ($0.38 per diluted share). An agreement with the Texas Utility Commission settling all issues related to the remand of the Company’s 2001 unbundled cost of service order reduced income by $21 million after-tax ($0.07 per diluted share).

(2)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. The Company

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes the conversion spread related to its contingently convertible senior notes in the calculation of diluted earnings per share when the average market price of the Company’s common stock in the respective reporting period exceeds the conversion price. All of the Company’s 2.875% convertible senior notes were either redeemed or surrendered for conversion in January 2007, as described in Note 8(b), “Long-term Debt — Convertible Debt.”

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

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial data for business segments and products and services are as follows (in millions):

	Revenues
	from			Depreciation	Operating	Extraordinary			Expenditures
	External		Intersegment	and	Income	Item,	Total		for Long-Lived
	Customers		Revenues	Amortization	(Loss)	net of tax	Assets		Assets

As of and for the year ended December 31, 2005:
Electric Transmission & Distribution	$1,644	(1)	$—	$322	$487	$(30)	$8,227		$281
Natural Gas Distribution	3,837		9	152	175	—	4,612		249
Competitive Natural Gas Sales and Services	3,884		245	2	60	—	1,849		12
Interstate Pipelines	255		131	36	165	—	2,400		118
Field Services	91		29	9	70	—	529		38
Other	11		8	20	(18)	—	2,202	(2)	21
Discontinued Operations	—		—	—	—	—	—		9
Reconciling Eliminations	—		(422)	—	—	—	(2,703)		—

Consolidated	$9,722		$—	$541	$939	$(30)	$17,116		$728

As of and for the year ended December 31, 2006:
Electric Transmission & Distribution	$1,781	(1)	$—	$379	$576	$—	$8,463		$389
Natural Gas Distribution	3,582		11	152	124	—	4,463		187
Competitive Natural Gas Sales and Services	3,572		79	1	77	—	1,501		18
Interstate Pipelines	255		133	37	181	—	2,738		437
Field Services	119		31	10	89	—	608		65
Other	10		5	20	(2)	—	2,047	(2)	25
Reconciling Eliminations	—		(259)	—	—	—	(2,187)		—

Consolidated	$9,319		$—	$599	$1,045	$—	$17,633		$1,121

As of and for the year ended December 31, 2007:
Electric Transmission & Distribution	$1,837	(1)	$—	$398	$561	$—	$8,358		$401
Natural Gas Distribution	3,749		10	155	218	—	4,332		191
Competitive Natural Gas Sales and Services	3,534		45	5	75	—	1,221		7
Interstate Pipelines	357		143	44	237	—	3,007		308
Field Services	136		39	11	99	—	669		74
Other	10		—	18	(5)	—	1,956	(2)	30
Reconciling Eliminations	—		(237)	—	—	—	(1,671)		—

Consolidated	$9,623		$—	$631	$1,185	$—	$17,872		$1,011

(1)	Sales to subsidiaries of RRI in 2005, 2006 and 2007 represented approximately $812 million, $737 million and $661 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2005, 2006 and 2007 are pension assets of $654 million, $109 million and $231 million, respectively. Also included in total assets of Other Operations as of December 31, 2006 and 2007, are pension related regulatory assets of $420 million and $319 million, respectively, resulting from the Company’s adoption of SFAS No. 158.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Revenues by Products and Services:
Electric delivery sales	$1,644	$1,781	$1,837
Retail gas sales	4,871	4,546	4,941
Wholesale gas sales	2,410	2,331	2,196
Gas transport	684	550	532
Energy products and services	113	111	117

Total	$9,722	$9,319	$9,623

(15)	Subsequent Events

On January 24, 2008, the Company’s board of directors declared a regular quarterly cash dividend of $0.1825 per share of common stock payable on March 10, 2008, to shareholders of record as of the close of business on February 15, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On December 13, 2007, the Company’s Board of Directors, on recommendation from its Compensation Committee, approved new change in control agreements for the Company’s named executive officers and certain other officers of the Company. The forms of these agreements are attached to this Annual Report on Form 10-K as Exhibits 10(nn) and 10(oo) and are incorporated by reference herein. The new change in control agreements are substantially similar to the change in control agreements that had been in effect. The changes in the new agreements are designed solely to bring the agreements into compliance with the requirements of Internal Revenue Code Section 409A and the regulations promulgated thereunder.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, is or will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2008 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2008 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2008 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2008 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is or will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2008 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2007.

Report of Independent Registered Public Accounting Firm	119
I — Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)	120
II — Qualifying Valuation Accounts	126

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 129, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of new accounting standards for defined benefit pension and other postretirement plans in 2006 and conditional asset retirement obligations in 2005), and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the index at Item 15 (a)(2). These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2008

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2005	2006	2007
	(In millions)

Equity Income of Subsidiaries	$425	$560	$515
Interest Income from Subsidiaries	15	18	22
Other Income	—	6	1
Loss on Disposal of Subsidiary	(14)	—	—
Gain (Loss) on Indexed Debt Securities	49	(80)	111
Operation and Maintenance Expenses	(29)	(19)	(17)
Taxes Other than Income	—	(2)	(4)
Interest Expense to Subsidiaries	(61)	(69)	(67)
Interest Expense	(204)	(196)	(219)
Distribution to ZENS Holders	—	—	(27)
Income Tax Benefit	41	214	84
Extraordinary Item, net of tax	30	—	—

Net Income	$252	$432	$399

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2006	2007
	(In millions)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Notes receivable — subsidiaries	391	216
Accounts receivable — subsidiaries	271	106
Other assets	2	2

Total current assets	664	324

Other Assets:
Investment in subsidiaries	5,568	5,848
Notes receivable — subsidiaries	151	151
Other assets	573	578

Total other assets	6,292	6,577

Total Assets	$6,956	$6,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable — subsidiaries	$158	$1
Current portion of long-term debt	941	849
Indexed debt securities derivative	372	261
Accounts payable:
Subsidiaries	312	558
Other	(8)	3
Taxes accrued	726	372
Interest accrued	26	28
Non-trading derivative liabilities	—	2
Other	21	18

Total current liabilities	2,548	2,092

Other Liabilities:
Accumulated deferred tax liabilities	223	193
Benefit obligations	71	78
Notes payable — subsidiaries	750	750
Other	12	1

Total non-current liabilities	1,056	1,022

Long-Term Debt	1,796	1,977

Shareholders’ Equity:
Common stock	3	3
Additional paid-in capital	2,977	3,023
Accumulated deficit	(1,355)	(1,172)
Accumulated other comprehensive loss	(69)	(44)

Total shareholders’ equity	1,556	1,810

Total Liabilities and Shareholders’ Equity	$6,956	$6,901

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2006	2007
	(In millions)

Operating Activities:
Net income	$252	$432	$399
Loss on disposal of subsidiary	14	—	—
Extraordinary item, net of tax	(30)	—	—

Adjusted income	236	432	399
Non-cash items included in net income:
Equity income of subsidiaries	(425)	(560)	(515)
Deferred income tax expense	106	(169)	52
Tax and interest reserves reductions related to ZENS and ACES settlement	—	(107)	—
Amortization of debt issuance costs	37	36	46
Loss (gain) on indexed debt securities	(49)	80	(111)
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	1	33	20
Accounts payable	(1)	(13)	11
Other current assets	(1)	(1)	—
Other current liabilities	(73)	117	(50)
Common stock dividends received from subsidiaries	508	227	240
Pension contribution	(75)	—	—
Other	77	18	2

Net cash provided by operating activities	341	93	94

Investing Activities:
Proceeds from sale of Texas Genco	700	—	—
Investments in subsidiaries	(144)	—	—
Short-term notes receivable from subsidiaries	(335)	69	175
Long-term notes receivable from subsidiaries	154	21	—

Net cash provided by investing activities	375	90	175

Financing Activities:
Long-term revolving credit facility, net	(236)	(3)	131
Proceeds from long-term debt	—	—	250
Payments on long-term debt	—	—	(295)
Debt issuance costs	(5)	(3)	(2)
Common stock dividends paid	(124)	(187)	(218)
Proceeds from issuance of common stock, net	17	27	22
Short-term notes payable to subsidiaries	(122)	153	(157)
Long-term notes payable to subsidiaries	(245)	(171)	—

Net cash used in financing activities	(715)	(184)	(269)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(1)	—
Cash and Cash Equivalents at Beginning of Year	—	1	—

Cash and Cash Equivalents at End of Year	$1	$—	$—

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

(1) The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy or the Company) appearing in the Annual Report on Form 10-K. Bank facilities at CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., indirect wholly owned subsidiaries of the Company, limit debt, excluding transition bonds, as a percentage of their total capitalization to 65%. These covenants could restrict the ability of these subsidiaries to distribute dividends to the Company.

(2) In July 2004, the Company announced its agreement to sell Texas Genco to Texas Genco LLC. In December 2004, Texas Genco completed the sale of its fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC for $2.813 billion in cash. Following the sale, Texas Genco’s principal remaining asset was its ownership interest in the South Texas Project Electric Generating Station, a nuclear generating facility. The final step of the transaction, the merger of Texas Genco with a subsidiary of Texas Genco LLC in exchange for an additional cash payment to the Company of $700 million, was completed in April 2005. The Company recorded an after tax loss of $14 million in 2005 related to the sale of Texas Genco.

(3) In each of December 2007 and January 2008, the Company entered into treasury rate lock derivative instruments having an aggregate notional value of $150 million to hedge the risk of changes in the benchmark interest rate prior to the forecasted issuance of $300 million of fixed-rate debt in 2008, as changes in the benchmark interest rate would cause variability in the Company’s forecasted interest payments. These treasury rate lock derivatives were designated as cash flow hedges. Accordingly, unrealized gains and losses associated with the treasury rate lock derivative instruments are recorded as a component of accumulated other comprehensive income. The realized gain or loss recognized upon settlement of the treasury rate lock agreement will be initially recorded as a component of accumulated other comprehensive income and will be recognized as a component of interest expense over the life of the related financing arrangement. In 2007, the Company recognized a $2 million loss for these treasury rate locks in other comprehensive income. Ineffectiveness for the treasury rate locks was not material in 2007.

(4) In February 2007, the Company issued $250 million aggregate principal amount of senior notes due in February 2017 with an interest rate of 5.95%. The proceeds from the sale of the senior notes were used to repay debt incurred in satisfying the Company’s $255 million cash payment obligation in connection with the conversion and redemption of its 2.875% Convertible Notes.

In June 2007, the Company amended its $1.2 billion five-year senior unsecured revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on the Company’s current credit ratings, versus the previous rate of LIBOR plus 60 basis points. The facility contains covenants, including a debt (excluding transition bonds) to earnings before interest, taxes, depreciation and amortization covenant.

Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2007, the Company had $131 million of borrowings and approximately $28 million of outstanding letters of credit under its $1.2 billion credit facility. The Company had no commercial paper outstanding at December 31, 2007. The Company was in compliance with all covenants as of December 31, 2007.

On May 19, 2003, the Company issued $575 million aggregate principal amount of convertible senior notes due May 15, 2023 with an interest rate of 3.75%. As of December 31, 2007, holders could convert each of their notes into shares of CenterPoint Energy common stock at a conversion rate of 89.4381 shares of common stock per $1,000 principal amount of notes at any time prior to maturity under the following circumstances: (1) if the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following May 15, 2008, 110% of the conversion price per share of CenterPoint Energy common stock on such last trading day, (2) if the notes have been called for redemption, (3) during any period in which the credit ratings assigned to the notes by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, are lower than Ba2 and BB, respectively, or the notes are no longer rated by at least one of these ratings services or their successors, or (4) upon the occurrence of specified corporate transactions, including the distribution to all holders of CenterPoint Energy common stock of certain rights entitling them to purchase shares of CenterPoint Energy common stock at less than the last reported sale price of a share of CenterPoint Energy common stock on the trading day prior to the declaration date of the distribution or the distribution to all holders of CenterPoint Energy common stock of the Company’s assets, debt securities or certain rights to purchase the Company’s securities, which distribution has a per share value exceeding 15% of the last reported sale price of a share of CenterPoint Energy common stock on the trading day immediately preceding the declaration date for such distribution. The notes originally had a conversion rate of 86.3558 shares of common stock per $1,000 principal amount of notes. However, the conversion rate has increased to 89.4381, in accordance with the terms of the notes, due to quarterly common stock dividends in excess of $0.10 per share.

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

In August 2005, the Company accepted for exchange approximately $572 million aggregate principal amount of its 3.75% convertible senior notes due 2023 (Old Notes) for an equal amount of its new 3.75% convertible senior notes due 2023 (New Notes). As of December 31, 2007, New Notes of approximately $532 million remained outstanding and Old Notes of approximately $3 million remained outstanding. Under the terms of the New Notes, which are substantially similar to the Old Notes, settlement of the principal portion will be made in cash rather than stock.

In the fourth quarter of 2007, holders of the Company’s 3.75% convertible senior notes converted approximately $40 million principal amount of such notes. Substantially all of such conversions were settled with a cash payment for the principal amount and delivery of 1.3 million shares of the Company’s common stock for the excess value due converting holders.

In January and February 2008, holders of the Company’s 3.75% convertible senior notes converted approximately $123 million principal amount of such notes. Substantially all of such conversions were settled with a cash payment for the principal amount and delivery of 4.1 million shares of the Company’s common stock for the excess value due converting holders. A February 2008 conversion notice by a holder of $10 million principal amount of the Company’s 3.75% convertible senior notes is expected to result in a March 2008 conversion and settlement with a cash payment for the principal amount and delivery of shares of the Company’s common stock for the excess value due the converting holder.

As of December 31, 2006 and December 31, 2007, the 3.75% convertible senior notes are included as current portion of long-term debt in the Consolidated Balance Sheets because the last reported sale price of CenterPoint Energy common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the quarter was greater than or equal to 120% of the conversion price of the 3.75% convertible senior notes and therefore, the 3.75% convertible senior notes meet the criteria that make them eligible for conversion at the option of the holders of these notes.

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

Maturities.  The Company’s maturities of long-term debt, excluding the ZENS obligation and the 3.75% convertible senior notes, are $200 million in 2008, $-0- in 2009, $200 million in 2010, $19 million in 2011 and $131 million in 2012.

(5) CenterPoint Energy Services, Inc. (CES) provides comprehensive natural gas sales and services to industrial and commercial customers. In order to hedge their exposure to natural gas prices, CES has entered standard purchase and sale agreements with various counterparties. CenterPoint Energy has guaranteed the payment obligations of CES under certain of these agreements, typically for one-year terms. As of December 31, 2007, CenterPoint Energy had guaranteed $37 million under these agreements.

(6) In 2007, the Company transferred $389 million in deferred tax liabilities to a wholly owned subsidiary through intercompany accounts. These deferred tax liabilities relate to an investment in Time Warner Inc. common stock held by the subsidiary.

CENTERPOINT ENERGY, INC.

SCHEDULE II — QUALIFYING VALUATION ACCOUNTS
For the Three Years Ended December 31, 2007

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions	Deductions	Balance at
	Beginning	Charged	From	End of
Description	of Period	to Income	Reserves(1)	Period
		(In millions)

Year Ended December 31, 2007:
Accumulated provisions:
Uncollectible accounts receivable	$33	$45	$40	$38
Deferred tax asset valuation allowance	22	(4)	—	18
Year Ended December 31, 2006:
Accumulated provisions:
Uncollectible accounts receivable	43	35	45	33
Deferred tax asset valuation allowance	21	1	—	22
Year Ended December 31, 2005:
Accumulated provisions:
Uncollectible accounts receivable	30	40	27	43
Deferred tax asset valuation allowance	20	1	—	21

(1)	Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of February, 2008.

CENTERPOINT ENERGY, INC.
(Registrant)

By:	/s/ DAVID M. MCCLANAHAN
David M. McClanahan,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ DAVID M. MCCLANAHAN David M. McClanahan	President, Chief Executive Officer and Director (Principal Executive Officer and Director)

/s/ GARY L. WHITLOCK Gary L. Whitlock	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WALTER L. FITZGERALD Walter L. Fitzgerald	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL Milton Carroll	Chairman of the Board of Directors

/s/ DONALD R. CAMPBELL Donald R. Campbell	Director

/s/ DERRILL CODY Derrill Cody	Director

/s/ O. HOLCOMBE CROSSWELL O. Holcombe Crosswell	Director

/s/ JANIECE M. LONGORIA Janiece M. Longoria	Director

/s/ THOMAS F. MADISON Thomas F. Madison	Director

/s/ ROBERT T. O’CONNELL Robert T. O’Connell	Director

Signature	Title

/s/ MICHAEL E. SHANNON Michael E. Shannon	Director

/s/ PETER S. WAREING Peter S. Wareing	Director

/s/ SHERMAN M. WOLFF Sherman M. Wolff	Director

CENTERPOINT ENERGY, INC.

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2007

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

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

2	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (“Texas Genco”), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1
3(a)(1)	—	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	3.1
3(a)(2)	—	Articles of Amendment to Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.1.1
3(b)	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated January 24, 2008	1-31447	3.1
3(c)	—	Statement of Resolution Establishing Series of Shares designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	3.3
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1
4(b)	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(c)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3
4(d)(1)	—	Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (“HL&P”) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto	HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)

SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)
4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1
4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)		Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)		Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(e)(20)		Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)		Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)		Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(e)(23)		Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)		Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)		Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)		Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)		Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (“RERC Corp.”) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (“CERC Corp.’s”) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.9
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

4(i)	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4(j)	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4(k)	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5

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

SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

*10(a)	—	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	—	Executive Incentive Compensation Plan of Houston Industries Incorporated (“HI”) effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	—	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)
*10(b)(5)	—	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)
*10(c)(1)	—	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	—	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	—	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	—	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	—	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)
*10(c)(6)	—	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)

SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

*10(c)(7)	—	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	—	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	—	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	—	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	—	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	—	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)
*10(f)(1)	—	Benefit Restoration Plan of HI, as amended and restated effective as of July 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(3)
*10(f)(2)	—	First Amendment to Exhibit 10(f)(1) effective in part, August 6, 1997, in part, September 3, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(i)(2)
†*10(g)	—	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995
*10(h)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1
*10(i)(1)	—	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(i)(2)	—	First Amendment to Exhibit 10(i)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(i)(3)	—	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(j)(1)	—	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)
*10(j)(3)	—	Second Amendment to Exhibit 10(j)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(k)(1)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
*10(l)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(m)	—	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)
10(n)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2
10(n)(2)	—	Amendment to Exhibit 10(n)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

*10(o)(1)	—	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(o)(2)	—	First Amendment to Exhibit 10(o)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
*10(p)	—	Letter Agreement dated May 24, 2007 between CenterPoint Energy, Inc. and Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated May 31, 2007	1-31447	10.1
*10(q)	—	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(r)(1)	—	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(r)(2)	—	First Amendment to Exhibit(r)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5
*10(r)(3)	—	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1
*10(r)(4)	—	Form of Restricted Stock Award Agreement under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2
*10(r)(5)	—	Form of Performance Share Award under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(r)(6)	—	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(r)(7)	—	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(r)(8)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(r)(9)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1
*10(r)(10)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(r)(11)	—	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(r)(12)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(r)(13)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(r)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(s)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1

				SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

10(s)(2)	—	First Amendment to Exhibit 10(s)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)
10(s)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5
10(s)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(s)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(t)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(t)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(t)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)
*10(u)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(v)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(w)	—	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)
*10(x)(1)	—	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(x)(2)	—	First Amendment to Exhibit 10(x)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(y)(1)	—	CenterPoint Energy Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(y)(2)	—	First Amendment to Exhibit 10(y)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(y)(3)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3
*10(z)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(aa)	—	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
10(bb)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(cc)	—	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
†10(dd)	—	Summary of non-employee director compensation

SEC File or
Exhibit				Registration	Exhibit
Number		Description	Report or Registration Statement	Number	Reference

†10(ee)	—	Summary of named executive officer compensation
†10(ff)	—	Form of Executive Officer Change in Control Agreement
†10(gg)	—	Form of Corporate Officer Change in Control Agreement
†12	—	Computation of Ratio of Earnings to Fixed Charges
†21	—	Subsidiaries of CenterPoint Energy
†23	—	Consent of Deloitte & Touche LLP
†31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
†31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
†32.1	—	Section 1350 Certification of David M. McClanahan
†32.2	—	Section 1350 Certification of Gary L. Whitlock