Form 10-Q
period 2008-09-30
CENTERPOINT ENERGY INC
filed 2008-11-05
CIK 1130310

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, CenterPoint Energy, Inc. had 344,160,694 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

•	timely and appropriate legislative and regulatory actions allowing securitization or other recovery of costs associated with Hurricane Ike;

•	timely and appropriate rate actions and increases, allowing recovery of costs, and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth rates in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenues	$1,882	$2,515	$7,021	$8,548

Expenses:
Natural gas	991	1,532	4,349	5,675
Operation and maintenance	349	371	1,031	1,078
Depreciation and amortization	170	194	475	540
Taxes other than income taxes	85	81	284	285
Total	1,595	2,178	6,139	7,578
Operating Income	287	337	882	970

Other Income (Expense):
Loss on Time Warner investment	(58)	(36)	(74)	(73)
Gain on indexed debt securities	56	33	70	66
Interest and other finance charges	(126)	(116)	(368)	(344)
Interest on transition bonds	(30)	(34)	(93)	(102)
Distribution from AOL-Time Warner litigation settlement	32	—	32	—
Additional distribution to ZENS holders	(27)	—	(27)	—
Other, net	11	29	23	56
Total	(142)	(124)	(437)	(397)

Income Before Income Taxes	145	213	445	573
Income tax expense	(54)	(77)	(154)	(213)
Net Income	$91	$136	$291	$360

Basic Earnings Per Share	$0.29	$0.40	$0.91	$1.08

Diluted Earnings Per Share	$0.27	$0.39	$0.85	$1.05

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2007	September 30, 2008
Current Assets:
Cash and cash equivalents	$129	$84
Investment in Time Warner common stock	357	284
Accounts receivable, net	910	784
Accrued unbilled revenues	558	243
Natural gas inventory	395	598
Materials and supplies	95	120
Non-trading derivative assets	38	75
Taxes receivable	—	289
Prepaid expenses and other current assets	306	360
Total current assets	2,788	2,837

Property, Plant and Equipment:
Property, plant and equipment	13,250	13,766
Less accumulated depreciation and amortization	3,510	3,617
Property, plant and equipment, net	9,740	10,149

Other Assets:
Goodwill	1,696	1,696
Regulatory assets	2,993	3,219
Non-trading derivative assets	11	9
Notes receivable from unconsolidated affiliates	148	323
Other	496	799
Total other assets	5,344	6,046

Total Assets	$17,872	$19,032

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2007	September 30, 2008
Current Liabilities:
Short-term borrowings	$232	$150
Current portion of transition bond long-term debt	159	208
Current portion of other long-term debt	1,156	123
Indexed debt securities derivative	261	195
Accounts payable	726	1,130
Taxes accrued	316	148
Interest accrued	170	166
Non-trading derivative liabilities	61	49
Accumulated deferred income taxes, net	350	328
Other	360	375
Total current liabilities	3,791	2,872

Other Liabilities:
Accumulated deferred income taxes, net	2,235	2,687
Unamortized investment tax credits	31	26
Non-trading derivative liabilities	14	20
Benefit obligations	499	482
Regulatory liabilities	828	808
Other	300	281
Total other liabilities	3,907	4,304

Long-term Debt:
Transition bonds	2,101	2,381
Other	6,263	7,416
Total long-term debt	8,364	9,797

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock (322,718,785 shares and 342,967,485 shares outstanding at December 31, 2007 and September 30, 2008, respectively)	3	3
Additional paid-in capital	3,023	3,099
Accumulated deficit	(1,172)	(994)
Accumulated other comprehensive loss	(44)	(49)
Total shareholders’ equity	1,810	2,059

Total Liabilities and Shareholders’ Equity	$17,872	$19,032

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$291	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475	540
Amortization of deferred financing costs	44	20
Deferred income taxes	23	471
Unrealized loss on Time Warner investment	74	73
Unrealized gain on indexed debt securities	(70)	(66)
Write-down of natural gas inventory	11	24
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	540	441
Inventory	(160)	(252)
Taxes receivable	—	(289)
Accounts payable	(460)	(119)
Fuel cost recovery	(90)	(11)
Non-trading derivatives, net	13	(28)
Margin deposits, net	49	(96)
Interest and taxes accrued	(150)	(173)
Net regulatory assets and liabilities	57	(48)
Other current assets	(29)	(2)
Other current liabilities	(49)	(6)
Other assets	(39)	(60)
Other liabilities	(50)	(20)
Other, net	12	(35)
Net cash provided by operating activities	492	724

Cash Flows from Investing Activities:
Capital expenditures	(851)	(632)
Increase in restricted cash of transition bond companies	—	(8)
Increase in notes receivable from unconsolidated affiliates	(51)	(175)
Investment in unconsolidated affiliates	(40)	(207)
Other, net	9	31
Net cash used in investing activities	(933)	(991)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(37)	(82)
Long-term revolving credit facilities, net	580	737
Proceeds from commercial paper, net	76	—
Proceeds from long-term debt	400	1,088
Payments of long-term debt	(509)	(1,373)
Debt issuance costs	(4)	(11)
Payment of common stock dividends	(164)	(183)
Proceeds from issuance of common stock, net	20	45
Other	6	1
Net cash provided by financing activities	368	222

Net Decrease in Cash and Cash Equivalents	(73)	(45)
Cash and Cash Equivalents at Beginning of Period	127	129
Cash and Cash Equivalents at End of Period	$54	$84

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$447	$447
Income taxes	195	188
Non-cash transactions:
Accounts payable related to capital expenditures	78	218

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. The Company’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of September 30, 2008, the Company’s indirect wholly owned subsidiaries included:

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

In April 2007, the Financial Accounting Standards Board (FASB) issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which permits companies that enter into master netting arrangements to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Company adopted FIN 39-1 effective January 1, 2008 and began netting cash collateral receivables and payables and also its derivative assets and liabilities with the same counterparty subject to master netting agreements.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test and the measurement of asset retirement obligations until January 1, 2009 as permitted.  Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2008
	(in millions)
Assets
Corporate equities	$286	$—	$—	$—	$286
Investments	67	—	—	—	67
Derivative assets	24	111	38	(89)	84
Total assets	$377	$111	$38	$(89)	$437
Liabilities
Indexed debt securities derivative	$—	$195	$—	$—	$195
Derivative liabilities	31	124	97	(183)	69
Total liabilities	$31	$319	$97	$(183)	$264

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning asset (liability) balance as of July 1, 2008	$6
Total gains or (losses) (realized and unrealized):
Included in deferred fuel cost recovery	(59)
Included in earnings	(2)
Purchases, sales, other settlements, net	(4)
Ending asset (liability) balance as of September 30, 2008	$(59)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning asset (liability) balance as of July 1, 2008	$(3)
Total gains or (losses) (realized and unrealized):
Included in deferred fuel cost recovery	(59)
Included in earnings	7
Purchases, sales, other settlements, net	(4)
Ending asset (liability) balance as of September 30, 2008	$(59)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$9

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company currently has no convertible debt that is within the scope of this FSP, but this FSP will be applied retrospectively and will affect net income for prior periods and the consolidated balance sheets when the Company had contingently convertible debt outstanding. The Company is currently evaluating the effect of these retrospective adjustments, but does not expect the retrospective adjustments to be material.

(3)	Employee Benefit Plans

The Company’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Service cost	$9	$—	$8	$—
Interest cost	25	7	25	6
Expected return on plan assets	(38)	(2)	(37)	(3)
Amortization of prior service cost	(1)	—	(2)	—
Amortization of net loss	8	—	6	—
Amortization of transition obligation	—	2	—	2
Net periodic cost	$3	$7	$—	$5

	Nine Months Ended September 30,
	2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Service cost	$27	$1	$23	$1
Interest cost	75	20	76	20
Expected return on plan assets	(112)	(8)	(111)	(9)
Amortization of prior service cost	(5)	2	(5)	3
Amortization of net loss	26	—	18	—
Amortization of transition obligation	—	5	—	4
Net periodic cost	$11	$20	$1	$19

The Company expects to contribute approximately $8 million to its non-qualified pension plans in 2008, of which $2 million and $6 million, respectively, was contributed during the three and nine months ended September 30, 2008.

The Company expects to contribute approximately $21 million to its postretirement benefits plan in 2008, of which $4 million and $16 million, respectively, was contributed during the three and nine months ended September 30, 2008.

(4)	Regulatory Matters

(a)	Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

CenterPoint Houston estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $650 million to $750 million. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $25 million.

CenterPoint Houston is deferring the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs will not affect the Company’s or CenterPoint Houston’s reported net income for 2008. As of September 30, 2008, CenterPoint Houston recorded an increase of $141 million in construction work in progress and $434 million in regulatory assets, for restoration costs incurred through September 30, 2008.  Approximately $503 million of these costs are based on estimates and are included in accounts payable as of September 30, 2008.  Additional restoration costs will continue to be incurred during the fourth quarter of 2008 and possibly during the first quarter of 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that begins in January 2009, CenterPoint Houston expects to obtain recovery of its storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following Hurricane Rita. Assuming those bonds are issued, CenterPoint Houston will recover the amount of storm restoration costs approved by the Public Utility Commission of Texas (Texas Utility Commission) out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under its 2006 rate case settlement, CenterPoint Houston is entitled to seek an adjustment to rates in this situation, even though in most instances its rates are frozen until 2010.

The natural gas distribution business of CERC (Gas Operations) also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana. As of September 30, 2008, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

(b)	Recovery of True-up Balance

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

In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized CenterPoint Houston to impose a charge on retail electric providers to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in CenterPoint Houston’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered balance of the CTC was reduced from 11.075% to 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006. Recovery of rate case expenses under Rider RCE was completed in September 2008.

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court.  The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company’s or CenterPoint Houston’s financial condition, results of operations or cash flows.

During the three months ended September 30, 2007 and 2008, CenterPoint Houston recognized approximately $11 million and $-0-, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the three months ended September 30, 2007 and 2008, CenterPoint Houston recognized approximately $5 million and $4 million, respectively, of the allowed equity return not previously recorded.

During the nine months ended September 30, 2007 and 2008, CenterPoint Houston recognized approximately $32 million and $5 million, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the nine months ended September 30, 2007 and 2008, CenterPoint Houston recognized approximately $11 million and $10 million, respectively, of the allowed equity return not previously recorded.

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

As of September 30, 2008, the Company had not recorded an allowed equity return of $209 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates.

(c)	Rate Proceedings

Texas. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, 23 either affirmatively approved or allowed the filed rates to go into effect by operation of law.  Nine other cities are represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities are represented by the Gulf Coast Coalition of Cities (GCCC). The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The Railroad Commission issued an order in October 2008, which, if implemented across the entire Texas Coast service territory, would result in an annual revenue increase of $3.7 million.  In July 2008, Gas Operations reached a settlement agreement with the GCCC.

That settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations a $3.4 million annual increase in revenues.  Both the Railroad Commission order and the settlement provide for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. The impact of the Railroad Commission’s order on the settled rates is still under review, and how rates will be conformed among all cities in the Texas Coast service territory is unknown at this time.

In September 2008, CenterPoint Houston filed an application with the Texas Utility Commission requesting an interim update to its wholesale transmission rate.  The filing results in a revenue requirement increase of $22.5 million over rates that are currently in effect.  Approximately 74% will be paid by distribution companies other than CenterPoint Houston.  The remaining 26% represents CenterPoint Houston’s share.  That amount cannot be included in rates until 2010 under the terms of the rate freeze implemented in the settlement of CenterPoint Houston’s 2006 rate proceeding.  In September 2008, the Texas Utility Commission staff recommended approval of CenterPoint Houston’s request.  The new rates are expected to go into effect in early November 2008.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision.  However, a decision from the court is not expected until the first half of 2009.  No prediction can be made as to the ultimate outcome of this matter.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service.  If approved by the MPUC, the proposed new rates would result in an overall increase in annual revenue of $59.8 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher bad debt and collection expenses, the cost of improved customer service and inflationary increases in other expenses.  It also would allow recovery of increased costs related to conservation improvement programs, adjust rates to reflect the impact of decreased use per customer and provide a return for the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  Interim rates are expected to be effective January 2009 but will be subject to refund.  The MPUC is allowed ten months to issue a final decision; however, an extension of time can occur in certain circumstances.

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

Cash Flow Hedges. The Company has entered into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133. The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During each of the three and nine months ended September 30, 2007 and 2008, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of September 30, 2008, the Company expects less than $1 million in accumulated other comprehensive income to be reclassified as a decrease in natural gas expense during the next twelve months.

The length of time the Company is hedging its exposure to the variability in future cash flows using derivative instruments that have been designated and have qualified as cash flow hedging instruments is less than one year. The Company’s policy is not to exceed ten years in hedging its exposure.

Hedging of Future Debt Issuances. In May 2008, the Company settled its treasury rate lock derivative instruments (treasury rate locks) for a payment of $7 million. The treasury rate locks, which expired in June 2008, had an aggregate notional amount of $300 million and a weighted-average locked U.S. treasury rate on ten-year debt of 4.05%. These treasury rate locks were executed to hedge the ten-year U.S. treasury rate expected to be used in pricing the $300 million of fixed-rate debt the Company planned to issue in 2008, because changes in the U.S treasury rate would cause variability in the Company’s forecasted interest payments. These treasury rate locks qualified as cash flow hedges under SFAS No. 133. The $7 million loss recognized upon settlement of the treasury rate locks was recorded as a component of accumulated other comprehensive loss and will be recognized as a component of interest expense over the ten-year life of the related $300 million senior notes issued in May 2008. Amortization of amounts deferred in accumulated other comprehensive loss for the three and nine months ended September 30, 2008 was less than $1 million. During the three months and nine months ended September 30, 2008, the Company recognized $-0- and a loss of $5 million, respectively, for these treasury rate locks in accumulated other comprehensive loss. Ineffectiveness for the treasury rate locks was not material during the three and nine months ended September 30, 2008.

Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended September 30, 2007, the Company decreased natural gas expense from unrealized net gains of $2 million. During the nine months ended September 30, 2007, the Company increased natural gas expense from unrealized net losses of $12 million. During the three months ended September 30, 2008, the Company increased revenues from unrealized net gains of $80 million and increased natural gas expense from unrealized net losses of $34 million, a net unrealized gain of $46 million. During the nine months ended September 30, 2008, the Company increased revenues from unrealized net gains of $51 million and increased natural gas expense from unrealized net losses of $37 million, a net unrealized gain of $14 million.

Weather Derivatives. The Company has weather normalization or other rate mechanisms that mitigate the impact of weather in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions, Minnesota, Mississippi and most of Texas, do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007/2008 winter heating season. The swaps were based on ten-year normal weather and provided for a maximum payment by either party of $18 million. During the three and nine months ended September 30, 2008, the Company recognized losses of $-0- and $13 million, respectively, related to these swaps. The loss for the nine months ended September 30, 2008 was offset in part by increased revenues due to colder than normal weather. These weather derivative losses are included in revenues in the Condensed Statements of Consolidated Income.

In July 2008, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2008/2009 winter heating season. The swaps are based on ten-year normal weather and provide for a maximum payment by either party of $11 million.

(6)	Goodwill

Goodwill by reportable business segment as of both December 31, 2007 and September 30, 2008 is as follows (in millions):

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

The Company performed the test at July 1, 2008, the Company’s annual impairment testing date, and determined that no impairment charge for goodwill was required.

(7)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions)
Net income	$91	$136	$291	$360
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $2, $4 and $3)	1	—	5	3
Net deferred gain (loss) from cash flow hedges (net of tax of $3, $-0-, $6 and $2)	6	(1)	11	(4)
Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $1, $-0-, $10 and $2)	3	—	(14)	(4)
Total	10	(1)	2	(5)
Comprehensive income	$101	$135	$293	$355

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2007	September 30, 2008
	(in millions)
SFAS No. 158 incremental effect	$(48)	$(45)
Net deferred gain (loss) from cash flow hedges	4	(4)
Total accumulated other comprehensive loss	$(44)	$(49)

(8)	Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2007, 322,718,951 shares of CenterPoint Energy common stock were issued and 322,718,785 shares of CenterPoint Energy common stock were outstanding. At September 30, 2008, 342,967,651 shares of CenterPoint Energy common stock were issued and 342,967,485 shares of CenterPoint Energy common stock were outstanding.  Outstanding common shares exclude 166 treasury shares at both December 31, 2007 and September 30, 2008. See Note 9(b) describing the conversion of the 3.75% convertible senior notes in 2008.

(9)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

CERC’s receivables facility terminated on October 28, 2008. The facility size ranged from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility tracked the seasonal pattern of receivables in CERC’s natural gas businesses. At September 30, 2008, the facility size was $150 million. As of December 31, 2007 and September 30, 2008, $232 million and $150 million, respectively, was advanced for the purchase of receivables under this receivables facility.  Advances under the receivables facility of $150 million were repaid upon termination of the facility.  CERC is currently negotiating a new  receivables facility to replace the expired facility, but there can be no assurance that a new facility with acceptable terms can be obtained.

(b)	Long-term Debt

Senior Notes. In May 2008, the Company issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.50%. The proceeds from the sale of the senior notes were used for general corporate purposes, including the satisfaction of cash payment obligations in connection with conversions of the Company’s 3.75% convertible senior notes.

In May 2008, CERC Corp. issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.00%. The proceeds from the sale of the senior notes were used for general corporate purposes, including capital expenditures, working capital and loans to or investments in affiliates. Pending application of the net proceeds from this offering for these purposes, CERC Corp. repaid borrowings under its senior unsecured revolving credit facility and borrowings from its affiliates.

Revolving Credit Facilities. As of December 31, 2007 and September 30, 2008, the following loan balances were outstanding under the Company’s revolving credit facilities (in millions):

	December 31, 2007	September 30, 2008
CenterPoint Energy $1.2 billion credit facility borrowings	$131	$152
CenterPoint Houston $300 million credit facility borrowings	50	171
CERC Corp. $950 million credit facility borrowings	150	745
Total credit facility borrowings outstanding	$331	$1,068

In addition, as of both December 31, 2007 and September 30, 2008, the Company had approximately $28 million of outstanding letters of credit under its $1.2 billion credit facility and CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $300 million credit facility. There was no commercial paper outstanding that would have been backstopped by the Company’s $1.2 billion credit facility or CERC Corp.’s $950 million credit facility at December 31, 2007 and September 30, 2008. The Company, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of September 30, 2008.

Convertible Debt. In April 2008, the Company announced a call for redemption of its 3.75% convertible senior notes on May 30, 2008. At the time of the announcement, the notes were convertible at the option of the holders, and substantially all of the notes were submitted for conversion on or prior to the May 30, 2008 redemption date. During the nine months ended September 30, 2008, the Company issued 16.9 million shares of its common stock and paid cash of approximately $532 million to settle conversions of approximately $535 million principal amount of its 3.75% convertible senior notes.

Purchase of Pollution Control Bonds. In April 2008, the Company purchased $175 million principal amount of pollution control bonds issued on its behalf at 102% of their principal amount. Prior to the purchase, $100 million principal amount of such bonds had a fixed rate of interest of 7.75% and $75 million principal amount of such bonds had a fixed rate of interest of 8%. Depending on market conditions, the Company expects to remarket both series of bonds, at 100% of their principal amounts in 2008 or 2009.

(10)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2008, minimum payment obligations for natural gas supply commitments are approximately $301 million for the remaining three months in 2008, $631 million in 2009, $302 million in 2010, $293 million in 2011, $283 million in 2012 and $1.1 billion after 2012.

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

Gas Market Manipulation Cases. A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2001. The Company’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. The Company and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2007. In October 2006, RRI reached a settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the other gas cases consolidated in state court in California, the Court of Appeals found that the Company was not a successor to the liabilities of a subsidiary of RRI, and the Company was dismissed from these suits in April 2008. In the Nevada federal litigation, three of the complaints were dismissed based on defendants’ filed rate doctrine defense, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings.  In July 2008, the plaintiffs in four of the federal court cases agreed to dismiss the Company from those cases. In August 2008, the plaintiffs in five additional cases also agreed to dismiss the Company from those cases, but one of these plaintiffs has moved to amend its complaint to add CenterPoint Energy Services, Inc., a subsidiary of the Company, as a defendant in that case.  As a result, the Company remains a party in only two remaining gas market manipulation cases, one pending in Nevada state court in Clark County and one in federal district court in Nevada.  The Company believes it is not a proper defendant in the remaining cases and will continue to pursue dismissal from those cases.

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

Gas Cost Recovery Litigation. In October 2002, a lawsuit was filed on behalf of certain CERC ratepayers in state district court in Wharton County, Texas against the Company, CERC Corp., Entex Gas Marketing Company (EGMC), and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust

Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs initially sought certification of a class of Texas ratepayers, but subsequently dropped their request for class certification. The plaintiffs later added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Pipeline Services, Inc. (CEPS), and certain other subsidiaries of CERC, and other non-affiliated companies. In February 2005, the case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily dismissed the case and agreed not to refile the claims asserted unless the Miller County case described below is not certified as a class action or is later decertified.

In October 2004, a lawsuit was filed by certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against the Company, CERC Corp., EGMC, CenterPoint Energy Gas Transmission Company (CEGT), CenterPoint Energy Field Services (CEFS), CEPS, Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC). In response to that ruling, in August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. In February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction. The Miller County court subsequently dismissed the case in accordance with the Arkansas Supreme Court’s mandate and all appellate deadlines have expired.

In June 2007, the Company, CERC Corp., EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case.  In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against the Company, CERC Corp., EGMC and the other defendants in the Miller County case.  The time has not yet run for an appeal of this ruling.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. That complaint remains pending at the APSC.

In February 2003, a lawsuit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by CERC to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish lawsuits were stayed pending the resolution of the petitions filed with the LPSC. In August 2007, the LPSC issued an order approving a Stipulated Settlement in the review initiated by the plaintiffs in the Calcasieu Parish litigation. In the LPSC proceeding, CERC’s gas purchases were reviewed back to 1971. The review concluded that CERC’s gas costs were “reasonable and prudent,” but CERC agreed to credit to jurisdictional customers approximately $920,000, including interest, related to certain off-system sales. The refund will be completed in the fourth quarter of 2008. A similar review by the LPSC related to the Caddo Parish litigation was resolved without additional payment by CERC. In October 2008, the courts considering the Caddo and Calcasieu Parish cases dismissed these cases pursuant to motions to dismiss.   Although the time for appeal of that dismissal has not run, CERC believes these proceedings have been substantially concluded.

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

At September 30, 2008, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of September 30, 2008, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

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

Groundwater Contamination Litigation. Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases.  In July 2008, experts for the plaintiffs filed a report in this litigation in which they claimed that it would cost approximately $105 million to remediate the alleged contamination on property covered by the leases in which the defendants, including CERC’s predecessor company, held interests.  CERC’s experts, however, believe that the claims of plaintiffs’ experts are greatly exaggerated and that actual costs for remediation would be materially less than the amounts asserted in the report of the plaintiffs’ experts.  CERC is disputing responsibility for remediation of this property and does not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of either the Company or CERC.

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

During the three months and nine months ended September 30, 2007, the effective tax rate was 37% and 35%, respectively. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $2 million and $9 million for the three and nine months ended September 30, 2008, respectively, of Texas margin tax as an income tax for CenterPoint Houston.

The following table summarizes the Company’s liability for uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2007 and September 30, 2008 (in millions):

	December 31, 2007	September 30, 2008
Liability for uncertain tax positions	$82	$102
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	10	13
Interest accrued on uncertain tax positions	4	8

(12)	Earnings Per Share

The following table reconciles numerators and denominators of the Company’s basic and diluted earnings per share calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$91	$136	$291	$360

Weighted average shares outstanding	321,192,000	342,228,000	320,071,000	333,652,000

Basic earnings per share	$0.29	$0.40	$0.91	$1.08

Diluted earnings per share calculation:
Net income	$91	$136	$291	$360

Weighted average shares outstanding	321,192,000	342,228,000	320,071,000	333,652,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	1,027,000	841,000	1,104,000	846,000
Restricted stock units	1,713,000	1,515,000	1,713,000	1,515,000
2.875% convertible senior notes	—	—	389,000	—
3.75% convertible senior notes	17,042,000	—	18,945,000	6,174,000
Weighted average shares assuming dilution	340,974,000	344,584,000	342,222,000	342,187,000

Diluted earnings per share	$0.27	$0.39	$0.85	$1.05
__________
(1)
Options to purchase 3,474,562 shares were outstanding for both the three and nine months ended September 30, 2007, and options to purchase 2,720,083 shares were outstanding for both the three and nine months ended September 30, 2008, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

Substantially all of the Company’s 3.75% contingently convertible senior notes provided for settlement of the principal portion in cash rather than stock. In accordance with Emerging Issues Task Force Issue No. 04-8, “Accounting Issues related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings

Per Share,” the portion of the conversion value of such notes that must be settled in cash rather than stock is excluded from the computation of diluted earnings per share from continuing operations. The Company included the conversion spread in the calculation of diluted earnings per share when the average market price of the Company’s common stock in the respective reporting period exceeded the conversion price. In April 2008, the Company announced a call for redemption of its 3.75% convertible senior notes on May 30, 2008. At the time of the announcement, the notes were convertible at the option of the holders, and substantially all of the notes were submitted for conversion on or prior to the May 30, 2008 redemption date. During the nine months ended September 30, 2008, the Company issued 16.9 million shares of its common stock and paid cash of approximately $532 million to settle conversions of approximately $535 million principal amount of its 3.75% convertible senior notes.

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended September 30, 2007
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$528	(1)	$—	$196
Natural Gas Distribution	457		1	(8)
Competitive Natural Gas Sales and Services	758		12	4
Interstate Pipelines	100		37	70
Field Services	36		8	26
Other Operations	3		—	(1)
Eliminations	—		(58)	—
Consolidated	$1,882		$—	$287

	For the Three Months Ended September 30, 2008
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$552	(1)	$—	$202
Natural Gas Distribution	548		2	(6)
Competitive Natural Gas Sales and Services	1,256		13	35
Interstate Pipelines	96		47	55
Field Services	60		11	44
Other Operations	3		—	7
Eliminations	—		(73)	—
Consolidated	$2,515		$—	$337

	For the Nine Months Ended September 30, 2007
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2007
Electric Transmission & Distribution	$1,399	(1)	$—	$457	$8,358
Natural Gas Distribution	2,594		7	129	4,332
Competitive Natural Gas Sales and Services	2,679		36	56	1,221
Interstate Pipelines	247		101	166	3,007
Field Services	94		31	75	669
Other Operations	8		—	(1)	1,956	(2)
Eliminations	—		(175)	—	(1,671)
Consolidated	$7,021		$—	$882	$17,872

	For the Nine Months Ended September 30, 2008
	Revenues from External Customers		Net Intersegment Revenues	Operating Income		Total Assets as of September 30, 2008
Electric Transmission & Distribution	$1,471	(1)	$—	$457	(3)	$9,141
Natural Gas Distribution	2,969		7	119		4,354
Competitive Natural Gas Sales and Services	3,599		33	36		1,193
Interstate Pipelines	337		131	227	(4)	3,539
Field Services	164		27	121	(5)	792
Other Operations	8		—	10		1,736	(2)
Eliminations	—		(198)	—		(1,723)
Consolidated	$8,548		$—	$970		$19,032
 ________
(1)
Sales to subsidiaries of RRI in each of the three months ended September 30, 2007 and 2008 represented approximately $196 million and $199 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of RRI in the nine months ended September 30, 2007 and 2008 represented approximately $496 million and $492 million, respectively.

(2)
Included in total assets of Other Operations as of December 31, 2007 and September 30, 2008 are pension assets of $231 million and $247 million, respectively. Also included in total assets of Other Operations as of December 31, 2007 and September 30, 2008, are pension-related regulatory assets of $319 million and $311 million, respectively, which resulted from the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”

(3)	Included in operating income of Electric Transmission & Distribution for the nine months ended September 30, 2008 is a $9 million gain on sale of land.

(4)
Included in operating income of Interstate Pipelines for the three and nine months ended September 30, 2008 is a $7 million loss on pipeline assets removed from service.  Also included in operating income of Interstate Pipelines for the nine months ended September 30, 2008 is an $18 million gain on the sale of two storage development projects.

(5)
Included in operating income of Field Services for the nine months ended September 30, 2008 is an $11 million gain related to a settlement and contract buyout of one of its customers and a $6 million gain on the sale of assets.

(14)	Subsequent Event

On October 30, 2008, the Company’s board of directors declared a regular quarterly cash dividend of $0.1825 per share of common stock payable on December 10, 2008, to shareholders of record as of the close of business on November 14, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

EXECUTIVE SUMMARY
Recent Events

Hurricane Ike

The electric delivery system of our electric transmission and distribution subsidiary, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast early Saturday, September 13, 2008.

The strong Category 2 storm initially left more than 90 percent of CenterPoint Houston’s more than 2 million metered customers without power, the largest outage in CenterPoint Houston’s 130-year history. Most of the widespread power outages were due to power lines damaged by downed trees and debris blown by Hurricane Ike’s hurricane-force wind. In addition, on Galveston Island and along the coastal areas of the Gulf of Mexico and Galveston Bay, the storm surge and flooding from rains accompanying the storm caused significant damage or destruction of houses and businesses served by CenterPoint Houston.

CenterPoint Houston estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $650 million to $750 million. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $25 million.

In addition to storm restoration costs, CenterPoint Houston estimates that it lost approximately $17 million in revenue through September 30, 2008, and will continue to lose minor amounts of revenue that would otherwise have been anticipated from those customers whose service will not be restored for a longer period. Within the first 18 days after the storm, CenterPoint Houston had restored power to all customers capable of receiving it.

CenterPoint Houston is deferring the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs will not affect our or CenterPoint Houston’s reported net income for 2008. As of September 30, 2008, CenterPoint Houston recorded an increase of $141 million in construction work in progress and $434 million in regulatory assets for restoration costs incurred through September 30, 2008.  Approximately $503 million of these costs are based on estimates and are included in accounts payable as of September 30, 2008.  Additional restoration costs will continue to be incurred during the fourth quarter of 2008 and possibly during the first quarter of 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that begins in January 2009, CenterPoint Houston expects to obtain recovery of its storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following Hurricane Rita. Assuming those bonds are issued, CenterPoint Houston will recover the amount of storm restoration costs approved by the Public Utility Commission of Texas out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under its 2006 rate case settlement, CenterPoint Houston is entitled to seek an adjustment to rates in this situation, even though in most instances its rates are frozen until 2010.

The natural gas distribution business (Gas Operations) of CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC) also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana. As of September 30, 2008, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

CERC Receivables Facility

CERC’s receivables facility terminated on October 28, 2008. Advances under the receivables facility of $150 million were repaid upon termination of the facility.  CERC is currently negotiating a new receivables facility to replace the expired facility, but there can be no assurance that a new facility with acceptable terms can be obtained.

Interstate Pipeline Expansion

Southeast Supply Header.  The Southeast Supply Header (SESH) pipeline project, a joint venture between CenterPoint Energy Gas Transmission, a wholly owned subsidiary of CERC Corp., and Spectra Energy Corp., received Federal Energy Regulatory Commission (FERC) approval to begin operation with limited exclusions in August 2008.  The pipeline was placed into commercial service on September 6, 2008.   This new 270-mile pipeline, which extends from the Perryville Hub, near Perryville, Louisiana, to an interconnection with the Gulf Stream Natural Gas System near Mobile, Alabama, has a maximum design capacity of approximately 1 billion cubic feet per day.  The pipeline represents a new source of natural gas supply for the Southeast United States and offers greater supply diversity to this region. We now expect our share of SESH’s net costs to be approximately $620 million.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$1,882	$2,515	$7,021	$8,548
Expenses	1,595	2,178	6,139	7,578
Operating Income	287	337	882	970
Interest and Other Finance Charges	(126)	(116)	(368)	(344)
Interest on Transition Bonds	(30)	(34)	(93)	(102)
Other Income, net	14	26	24	49
Income Before Income Taxes	145	213	445	573
Income Tax Expense	(54)	(77)	(154)	(213)
Net Income	$91	$136	$291	$360

Basic Earnings Per Share	$0.29	$0.40	$0.91	$1.08

Diluted Earnings Per Share	$0.27	$0.39	$0.85	$1.05

Three months ended September 30, 2008 compared to three months ended September 30, 2007

We reported consolidated net income of $136 million ($0.39 per diluted share) for the three months ended September 30, 2008 as compared to $91 million ($0.27 per diluted share) for the same period in 2007. The increase in net income of $45 million was primarily due to increased operating income of $31 million in our Competitive Natural Gas Sales and Services business segment, increased operating income of $18 million in our Field Services business segment, decreased interest expense of $10 million, excluding transition bonds, and increased equity earnings of $18 million included in Other Income, net, partially offset by decreased operating income of $15 million in our Interstate Pipelines business segment.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

We reported consolidated net income of $360 million ($1.05 per diluted share) for the nine months ended September 30, 2008 as compared to $291 million ($0.85 per diluted share) for the same period in 2007. The increase in net income of $69 million was primarily due to increased operating income of $61 million in our Interstate Pipelines business segment, increased operating income of $46 million in our Field Services business segment, increased equity earnings of $36 million included in Other Income, net, and decreased interest expense of $24 million, excluding interest on transition bonds, partially offset by decreased operating income of $20 million in our Competitive Natural Gas Sales and Services business segment, decreased operating income of $10 million in our Natural Gas Distribution business segment and decreased operating income of $10 million from our electric transmission and distribution utility, excluding the transition bond companies.

Income Tax Expense

During the three months and nine months ended September 30, 2007, the effective tax rate was 37% and 35%, respectively. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $2 million and $9 million for the three and nine months ended September 30, 2008, respectively, of Texas margin tax as an income tax for CenterPoint Houston.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Electric Transmission & Distribution	$196	$202	$457	$457
Natural Gas Distribution	(8)	(6)	129	119
Competitive Natural Gas Sales and Services	4	35	56	36
Interstate Pipelines	70	55	166	227
Field Services	26	44	75	121
Other Operations	(1)	7	(1)	10
Total Consolidated Operating Income	$287	$337	$882	$970

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Electric Transmission & Distribution Business,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
Electric transmission and distribution utility	$445	$455	$1,187	$1,220
Transition bond companies	83	97	212	251
Total revenues	528	552	1,399	1,471
Expenses:
Operation and maintenance, excluding transition bond companies	163	167	467	502
Depreciation and amortization, excluding transition bond companies	58	71	182	208
Taxes other than income taxes	58	48	171	153
Transition bond companies	53	64	122	151
Total expenses	332	350	942	1,014
Operating Income	$196	$202	$457	$457

Operating Income:
Electric transmission and distribution utility	$155	$169	$335	$352
Competition transition charge	11	—	32	5
Transition bond companies (1)	30	33	90	100
Total segment operating income	$196	$202	$457	$457

Throughput (in gigawatt-hours (GWh)):
Residential	8,381	8,446	19,060	19,623
Total	22,726	21,594	58,561	58,523

Average number of metered customers:
Residential	1,782,281	1,822,351	1,767,431	1,812,821
Total	2,022,448	2,066,538	2,006,344	2,055,723
 ___________
(1)  Represents the amount necessary to pay interest on the transition bonds.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Electric Transmission & Distribution business segment reported operating income of $202 million for the three months ended September 30, 2008, consisting of $169 million from the regulated electric transmission and distribution utility (TDU) and $33 million related to transition bond companies. For the three months ended September 30, 2007, operating income totaled $196 million, consisting of $155 million from the TDU, exclusive of an additional $11 million from the competition transition charge (CTC), and $30 million related to transition bond companies. Revenues for the TDU increased due to increased usage ($13 million), continued customer growth ($8 million), with over 42,000 metered customers added since September 30, 2007, and increased transmission-related revenues ($5 million), partially offset by the loss of revenues due to Hurricane Ike ($17 million). Operation and maintenance expense increased primarily due to higher transmission costs ($6 million) and increased support services ($2 million), partially offset by normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($5 million).  Depreciation and amortization increased $13 million primarily due to amounts related to the CTC, which were offset by similar amounts in revenues ($11 million). Taxes other than income taxes declined $10 million as a result of Texas margin taxes being classified as an income tax for financial reporting purposes in 2008 ($5 million) and a refund of prior year state franchise taxes ($5 million).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Electric Transmission & Distribution business segment reported operating income of $457 million for the nine months ended September 30, 2008, consisting of $352 million from the TDU, exclusive of an additional $5 million from the CTC, and $100 million related to transition bond companies. For the nine months ended

September 30, 2007, operating income totaled $457 million, consisting of $335 million from the TDU, exclusive of an additional $32 million from the CTC, and $90 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 42,000 metered customers added since September 30, 2007 ($20 million), increased usage ($18 million) primarily caused by favorable weather experienced in 2008 net of  conservation, increased transmission-related revenues ($14 million) and increased ancillary services ($6 million), partially offset by the reduced revenues due to Hurricane Ike ($17 million) and the settlement of the final fuel reconciliation in 2007 ($4 million). Operation and maintenance expense increased primarily due to higher transmission costs ($22 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($10 million), partially offset by a gain on sale of land ($9 million) and normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($5 million). Depreciation and amortization increased $26 million primarily due to amounts related to the CTC, which were offset by similar amounts in revenues ($21 million). Taxes other than income taxes declined $18 million primarily as a result of the Texas margin tax being classified as an income tax for financial reporting purposes in 2008 ($16 million) and a refund of prior year state franchise taxes ($5 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$458	$550	$2,601	$2,976
Expenses:
Natural gas	267	351	1,845	2,196
Operation and maintenance	139	139	421	436
Depreciation and amortization	38	40	114	118
Taxes other than income taxes	22	26	92	107
Total expenses	466	556	2,472	2,857
Operating Income (Loss)	$(8)	$(6)	$129	$119

Throughput (in Bcf):
Residential	12	13	118	117
Commercial and industrial	42	41	168	171
Total Throughput	54	54	286	288

Average number of customers:
Residential	2,910,041	2,937,618	2,927,122	2,956,500
Commercial and industrial	246,021	245,514	246,382	248,759
Total	3,156,062	3,183,132	3,173,504	3,205,259

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Natural Gas Distribution business segment reported an operating loss of $6 million for the three months ended September 30, 2008 compared to an operating loss of $8 million for the three months ended September 30, 2007. Operating margin (revenues less the cost of gas) increased $8 million primarily as a result of rate increases ($2 million), growth ($1 million), with the addition of almost 26,000 customers since September 2007, increased other revenues ($3 million), and recovery of higher gross receipts taxes ($3 million), which are offset in other tax expense. Operation and maintenance expenses remained flat. Depreciation and amortization and taxes other than income taxes both increased primarily as a result of an increase in the investment in property, plant and equipment.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Natural Gas Distribution business segment reported operating income of $119 million for the nine months ended September 30, 2008 compared to operating income of $129 million for the nine months ended September 30, 2007. Operating margin improved $24 million primarily as a result of rate increases ($14 million), growth from the addition of nearly 26,000 customers since September 30, 2007 ($5 million),  and recovery of higher gross receipts taxes ($13 million) and energy-efficiency costs ($4 million), both of which are offset by the related expenses. These margin increases were partially offset by a combination of lower usage and the cost of the weather hedge ($12 million). Operation and maintenance expenses increased $15 million primarily as a result of increased bad debt expense ($4 million), higher customer-related costs and support services costs ($9 million) and increased costs of materials and supplies ($3 million), partially offset by lower employee benefits costs ($3 million). Depreciation and amortization and taxes other than income taxes both increased primarily as a result of an increase in the investment in property, plant and equipment.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$770	$1,269	$2,715	$3,632
Expenses:
Natural gas	756	1,225	2,631	3,567
Operation and maintenance	7	8	23	26
Depreciation and amortization	3	1	4	2
Taxes other than income taxes	—	—	1	1
Total expenses	766	1,234	2,659	3,596
Operating Income	$4	$35	$56	$36

Throughput (in Bcf)	119	125	393	392

Average number of customers	6,976	9,245	7,014	8,974

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Competitive Natural Gas Sales and Services business segment reported operating income of $35 million for the three months ended September 30, 2008 compared to operating income of $4 million for the three months ended September 30, 2007. The increase in operating income of $31 million in the third quarter of 2008 was primarily due to higher margins (revenues less natural gas costs) ($7 million) compared to the same period last year. In addition, the third quarter of 2008 included a positive mark-to-market for non-trading financial derivatives ($46 million) described below and a write-down of natural gas inventory to the lower of average cost or market ($24 million), compared to the gain from mark-to-market accounting ($2 million) and an inventory write-down ($5 million) for the same period of 2007. Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Competitive Natural Gas Sales and Services business segment reported operating income of $36 million for the nine months ended September 30, 2008 compared to $56 million for the nine months ended September 30, 2007, a decrease in operating income of $20 million. The nine months ended September 30, 2008, included $24 million in inventory write-downs compared to $11 million in inventory write-downs for the same period of 2007.  Additionally, the nine months ended September 30, 2008, included $6 million in gains on sales of gas from previously written down inventory compared to $32 million for the same period of 2007.  Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The favorable mark-to-market accounting for non-trading financial derivatives for the first nine months of 2008 of $14 million versus the unfavorable mark-to-market accounting of $12 million for the same period in 2007 accounted for a net $26 million increase in operating margins. The additional decrease in operating income of $7 million for the first nine months ended September 30, 2008 compared to the same period last year was primarily due to a reduction in operating margin as basis and summer/winter spreads narrowed.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$137	$143	$348	$468
Expenses:
Natural gas	27	24	55	97
Operation and maintenance	29	47	85	93
Depreciation and amortization	11	11	32	34
Taxes other than income taxes	—	6	10	17
Total expenses	67	88	182	241
Operating Income	$70	$55	$166	$227

Transportation throughput (in Bcf) :	312	360	880	1,145

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Interstate Pipelines business segment reported operating income of $55 million for the three months ended September 30, 2008 compared to $70 million for the three months ended September 30, 2007. The decrease in operating income is due to higher operation and maintenance expense ($18 million), including a write-down associated with pipeline assets removed from service ($7 million), and higher taxes other than income taxes ($6 million) largely due to tax refunds in 2007 related to certain state tax issues.  These increases in expenses are partially offset by higher margins (revenues less natural gas costs) primarily driven by the Carthage to Perryville pipeline ($7 million) and increased other transportation services ($6 million) which are partially offset by reduced margins on ancillary services ($4 million).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Interstate Pipelines business segment reported operating income of $227 million for the nine months ended September 30, 2008 compared to $166 million for the nine months ended September 30, 2007. The increase in operating income is primarily driven by increased margins (revenues less natural gas costs) on the Carthage to Perryville pipeline that went into service in May 2007 ($43 million), increased transportation and ancillary services ($35 million). These increases are partially offset by higher operation and maintenance expenses ($8 million), including a write-down associated with pipeline assets removed from service ($7 million) and a gain on the sale of two storage development projects ($18 million). Increased depreciation expense ($2 million) and higher taxes other than income taxes ($7 million), largely due to tax refunds in 2007, also offset increased margins.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$44	$71	$125	$191
Expenses:
Natural gas	(2)	5	(9)	11
Operation and maintenance	17	19	49	48
Depreciation and amortization	2	3	8	9
Taxes other than income taxes	1	—	2	2
Total expenses	18	27	50	70
Operating Income	$26	$44	$75	$121

Gathering throughput (in Bcf) :	104	109	297	311

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Field Services business segment reported operating income of $44 million for the three months ended September 30, 2008 compared to $26 million for the three months ended September 30, 2007. The increase in operating income of $18 million was primarily driven by higher margins (revenues less natural gas costs) from gas gathering and ancillary services ($20 million), offset by increased operation and maintenance expenses ($2 million).

In addition, this business segment recorded equity income of $2 million and $4 million in the three months ended September 30, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other, net under the Other Income (Expense) caption.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Field Services business segment reported operating income of $121 million for the nine months ended September 30, 2008 compared to $75 million for the nine months ended September 30, 2007. The increase in operating income of $46 million resulted from higher margins (revenue less natural gas costs) from gas gathering,  ancillary services and higher commodity prices ($35 million) and a one-time gain related to a settlement and contract buyout of one of our customers ($11 million).  Operating expenses remain constant from 2007 to 2008 with the increases in expenses associated with new assets and general cost increases offset by a one-time gain  related to the sale of assets recognized in the first quarter of 2008 ($6 million).

In addition, this business segment recorded equity income of $6 million and $12 million in the nine months ended September 30, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other, net under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three and nine months ended September 30, 2007 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$3	$3	$8	$8
Expenses	4	(4)	9	(2)
Operating Income (Loss)	$(1)	$7	$(1)	$10

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K, “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
	2007	2008
	(in millions)
Cash provided by (used in):
Operating activities	$492	$724
Investing activities	(933)	(991)
Financing activities	368	222

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2008 increased $232 million compared to the same period in 2007 primarily due to increased cash provided by net accounts receivable/payable ($242 million), increased fuel cost recovery ($79 million), increased net income ($69 million) and decreased tax payments ($7 million), partially offset by increased net margin deposits ($145 million), increased net regulatory assets and liabilities ($105 million) and increased gas storage inventory ($33 million).

Cash Used in Investing Activities

Net cash used in investing activities increased $58 million in the first nine months of 2008 as compared to the same period in 2007 primarily due to increased investment in unconsolidated affiliates ($167 million) and increased notes receivable from unconsolidated affiliates ($124 million) primarily related to the SESH pipeline project, and increased restricted cash of transition bond companies ($8 million), offset by decreased capital expenditures ($219 million) primarily related to the completion of certain pipeline projects for our Interstate Pipelines business segment.

Cash Provided by Financing Activities

Net cash provided by financing activities in the first nine months of 2008 decreased $146 million compared to the same period in 2007 primarily due to decreased short-term borrowings ($45 million), decreased net proceeds from commercial paper ($76 million), increased repayments of long-term debt ($864 million), which were partially offset by increased proceeds from long-term debt ($688 million), and increased net borrowings under long-term revolving credit facilities ($157 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2008 include the following:

•	approximately $385 million of capital requirements;

•	estimated restoration costs related to Hurricane Ike of approximately $600 million;

•	investment in and advances to SESH of approximately $30 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

In addition to these cash requirements, we expect to receive a tax refund of approximately $75 million in the remaining three months of 2008.

We expect that borrowings under our credit facilities, tax refunds and anticipated cash flows from operations will be sufficient to meet our cash needs in 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Purchase of Pollution Control Bonds. In April 2008, we purchased $175 million principal amount of pollution control bonds issued on our behalf at 102% of their principal amount. Prior to the purchase, $100 million principal amount of such bonds had a fixed rate of interest of 7.75% and $75 million principal amount of such bonds had a fixed rate of interest of 8%. Depending on market conditions, we expect to remarket both series of bonds, at 100% of their principal amounts, in 2008 or 2009.

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

Credit and Receivables Facilities. As of October 31, 2008, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility		Amount Utilized at October 31, 2008		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,200	(1)	$308	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	300	(1)	247	(3)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	950	(1)	919		June 29, 2012
________
(1)  Lehman Brothers Bank, FSB, which had an approximately four percent participation in our credit facility and each of the credit facilities of CenterPoint Houston and CERC Corp., stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a reduction to the total available capacity of $44 million under our facility, $8 million under CenterPoint Houston's facility and $20 million under CERC Corp.'s facility.  Effective November 7, 2008, we are terminating Lehman Brothers Bank, FSB, as a participating lender under our facility and CenterPoint Houston's facility, thereby causing a permanent reduction in the capacity of those facilities from the amounts shown in this column.

(2)  Includes $281 million of borrowings and $27 million of outstanding letters of credit.

(3)  Includes $243 million of borrowings and $4 million of outstanding letters of credit.

Our $1.2 billion credit facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on our current credit ratings. The facility contains a debt (excluding transition bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified in August 2008 so that the permitted ratio of debt to EBITDA will continue at its current level for the remaining term of the facility.

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

CERC’s receivables facility terminated on October 28, 2008. Advances under the receivables facility of $150 million were repaid upon termination of the facility.  CERC is currently negotiating a new receivables facility to replace the expired facility, but there can be no assurance that a new facility with acceptable terms can be obtained.

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

Securities Registered with the SEC. In October 2008, CenterPoint Energy and CenterPoint Houston jointly registered indeterminate principal amounts of CenterPoint Houston’s general mortgage bonds and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of CenterPoint Energy’s shares of common stock, shares of preferred stock, as well as stock purchase contracts and equity units.  In addition, CERC Corp. has a shelf registration statement covering $500 million principal amount of senior debt securities as a result of its registration statement filed in August 2008.

Temporary Investments. As of October 31, 2008, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of October 31, 2008, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Ba1	Stable	BBB-	Stable	BBB-	Stable
CenterPoint Houston Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB+	Stable	A-	Stable
CenterPoint Houston Senior Secured Debt (General Mortgage Bonds)	Baa2	Stable	BBB+	Stable	BBB+	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Stable	BBB	Stable	BBB	Stable
__________
(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one to two-year horizon as to the likely ratings direction.

In October 2008, Moody’s affirmed the credit ratings and stable outlook for CenterPoint Energy, CenterPoint Houston and CERC Corp.  In October 2008, S&P published a report which confirmed the credit rating and stable outlook of CenterPoint Energy.

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

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding. Each ZENS note is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common that we own or from other sources. We own shares of TW Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because deferred tax liabilities related to the ZENS notes and TW Common shares become current tax obligations when ZENS notes are exchanged or otherwise retired and TW Common shares are sold. A tax obligation of approximately $174 million relating to our “original issue discount” deductions on the ZENS would have been payable if all of the ZENS had been exchanged for cash on September 30, 2008. The ultimate tax obligation related to the ZENS notes continues to increase by the amount of the tax benefit realized each year and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2008, the amount posted as collateral amounted to approximately $143 million. Should the credit ratings of CERC Corp. (the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the utilized amount of its previously unsecured credit limit. We estimate that as of September 30, 2008, unsecured credit limits extended to CES by counterparties aggregate $175 million; however, utilized credit capacity is significantly lower. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

In connection with the development of SESH’s 270-mile pipeline project, CERC Corp. advanced funds to the joint venture for its 50% share of the cost to construct the pipeline. As of September 30, 2008, subsidiaries of CERC Corp. have advanced approximately $582 million to SESH, of which $266 million was in the form of an equity contribution and $316 million was in the form of a loan.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of September 30, 2008, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

Possible acquisitions, divestitures and joint ventures.   From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures or other joint ownership arrangements with respect to assets or businesses. Any determination to take any action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

Pension Plan Costs.  Net periodic pension costs will likely increase in 2009 due to decreases in pension plan assets as a result of recent declines in global equity and fixed income markets.  Pension expense increases approximately $12 million for every 5% decline in plan assets.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2007 Form 10-K and in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At September 30, 2008, the recorded fair value of our non-trading energy derivatives was a net liability of $79 million (before collateral). The net liability consisted of a net liability of $121 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $42 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their September 30, 2008 levels would have decreased the fair value of our non-trading energy derivatives net liability by $75 million. However, the consolidated income statement impact of this same 10% decrease in market prices would be a reduction in income of $5 million.

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

Interest Rate Risk

As of September 30, 2008, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $1.2 billion at September 30, 2008. If the floating interest rates were to increase by 10% from September 30, 2008 rates, our combined interest expense would increase by approximately $4 million annually.

At September 30, 2008, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.9 billion in principal amount and having a fair value of $8.7 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 9 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $331 million if interest rates were to decline by 10% from their levels at September 30, 2008. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $117 million at September 30, 2008 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $19 million if interest rates were to decline by 10% from levels at September 30, 2008. Changes in the fair value of the derivative component, a $195 million recorded liability at September 30, 2008, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2008 levels, the fair value of the derivative component liability would increase by approximately $4 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2008 market value of TW Common would result in a net loss of approximately $5 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Item 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CenterPoint Houston must seek recovery of significant restoration costs arising from Hurricane Ike.

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast on September 13, 2008. The total cost for the restoration of the system is currently estimated to be in the range of $650 million to $750 million, but that estimate is preliminary and costs ultimately incurred could vary from that estimate.

CenterPoint Houston believes it is entitled to recover prudently incurred storm costs in accordance with applicable regulatory and legal principles. CenterPoint Houston plans to seek passage of legislation to allow securitization of the storm restoration costs through the issuance of dedicated bonds, which would be repaid over time through a charge imposed on customers. Alternatively, CenterPoint Houston has the right to seek recovery of these costs under traditional rate making principles. CenterPoint Houston’s failure to recover costs incurred as a result of Hurricane Ike could adversely affect its liquidity and financial condition.

CenterPoint Houston’s receivables are concentrated in a small number of retail electric providers, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from retail electric providers that supply the electricity CenterPoint Houston distributes to their customers. As of September 30, 2008, CenterPoint Houston did business with 80 retail electric providers. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas, Inc. or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these retail electric providers to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a retail electric provider cannot make timely payments. Applicable Texas Utility Commission regulations limit the extent to which CenterPoint Houston can demand credit protection from retail electric providers for payments not made prior to the shift to the provider of last resort. RRI, through its subsidiaries, is CenterPoint Houston’s largest customer. Approximately 48% of CenterPoint Houston’s $182 million in billed receivables from retail electric providers at September 30, 2008 was owed by subsidiaries of RRI. Any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event RRI’s subsidiaries might seek to avoid honoring their obligations and claims might be made by creditors involving payments CenterPoint Houston has received from RRI’s subsidiaries.

Our insurance coverage may not be sufficient. Insufficient insurance coverage and increased insurance costs could adversely impact our results of operations, financial condition and cash flows.

We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities maynot be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.

In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. CenterPoint Houston may not be able to recover the losses and damages to its transmission and distribution properties as a result of Hurricane Ike, or any such losses or damages sustained in the future, through a change in its  regulated rates, and any such recovery may not be timely granted. Therefore, CenterPoint Houston may not be able to restore loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.  With respect to our existing debt arrangements, Lehman Brothers Bank, FSB, which had an approximately four percent participation in our credit facility and each of the credit facilities of our subsidiaries, stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a minor reduction to the total available capacity under the three facilities. The credit crisis could have an impact on our remaining lenders or our customers, causing them to fail to meet their obligations to us.  Additionally, the crisis could have a broader impact on business in general in ways that could lead to reduced electricity and gas usage, which could have a negative impact on our revenues.

Item 5.    OTHER INFORMATION

The ratio of earnings to fixed charges for the nine months ended September 30, 2007 and 2008 was 1.87 and 2.21, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy, Inc.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
3.2	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
4.1	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
+4.4	—	First Amendment to Amended and Restated Credit Agreement dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein.
4.5	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.6	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
+10.1	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan effective as of January 1, 2009
+10.2	—	Amended and Restated Houston Light & Power Company Executive Incentive Compensation Plan effective as of January 1, 1985
+10.3	—	First Amendment dated October 17, 2008 to Amended and Restated Houston Light & Power Company Executive Incentive Compensation Plan effective as of January 1, 1985
+12	—	Computation of Ratios of Earnings to Fixed Charges

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	—	Section 1350 Certification of David M. McClanahan
+32.2	—	Section 1350 Certification of Gary L. Whitlock
+99.1	—	Items incorporated by reference from the CenterPoint Energy Form 10-K. Item 1A “Risk Factors”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: November 5, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
3.2	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
4.1	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
+4.4	—	First Amendment to Amended and Restated Credit Agreement dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein.
4.5	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.6	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
+10.1	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan effective as of January 1, 2009
+10.2	—	Amended and Restated Houston Light & Power Company Executive Incentive Compensation Plan effective as of January 1, 1985
+10.3	—	First Amendment dated October 17, 2008 to Amended and Restated Houston Light & Power Company Executive Incentive Compensation Plan effective as of January 1, 1985
+12	—	Computation of Ratios of Earnings to Fixed Charges

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	—	Section 1350 Certification of David M. McClanahan
+32.2	—	Section 1350 Certification of Gary L. Whitlock
+99.1	—	Items incorporated by reference from the CenterPoint Energy Form 10-K. Item 1A “Risk Factors”