Form 10-K
period 2008-12-31
CENTERPOINT ENERGY INC
filed 2009-02-25
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-31447
________________

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

    Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (Company) was $5,451,652,076 as of June 30, 2008, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 13, 2009, the Company had 347,404,023 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by the Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2009 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
PART II
Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104
Item 9A.	Controls and Procedures	104
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	105
Item 11.	Executive Compensation	105
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105
Item 13.	Certain Relationships and Related Transactions, and Director Independence	105
Item 14.	Principal Accounting Fees and Services	105
PART IV
Item 15.	Exhibits and Financial Statement Schedules	105

Ex. 4(e)(31)	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009
Ex. 4(e)(32)	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds
Ex. 10(h)(1)	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995
Ex. 10(h)(2)	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995
Ex. 10(n)(3)	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008
Ex. 10(hh)(1)	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993
Ex. 10(hh)(2)	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008
Ex. 10(ii)(1)	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993
Ex. 10(ii)(2)	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008
Ex. 10(jj)(1)	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993
Ex. 10(jj)(2)	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008
Ex. 10(kk)	Summary of non-employee director compensation
Ex. 10(ll)	Summary of named executive officer compensation
Ex. 10(mm)	Form of Executive Officer Change in Control Agreement
Ex. 10(nn)	Form of Corporate Officer Change in Control Agreement
Ex. 12	Computation of Ratio of Earnings to Fixed Charges
Ex. 21	Subsidiaries of CenterPoint Energy
Ex. 23	Consent of Deloitte & Touche LLP
Ex. 31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
Ex. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
Ex. 32.1	Section 1350 Certification of David M. McClanahan
Ex. 32.2	Section 1350 Certification of Gary L. Whitlock

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words.

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

Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, we make available free of charge on our Internet website:

•	our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•	our Ethics and Compliance Code;

•	our Corporate Governance Guidelines; and

•	the charters of our audit, compensation, finance and governance committees of the Board of Directors.

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

Electric Transmission & Distribution

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law) that led to the restructuring of certain integrated electric utilities operating within Texas. Pursuant to that legislation, integrated electric utilities operating within the Electric Reliability Council of Texas, Inc. (ERCOT) were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation also required that the prices for wholesale generation and retail electric sales be unregulated, but services by companies providing transmission and distribution service, such as CenterPoint Houston, would continue to be regulated by the Public Utility Commission of Texas (Texas Utility Commission). The legislation provided for a transition period to move to the new market structure and provided a true-up mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs are recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge (CTC) as a rider to the utility’s tariff.

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

Electric Transmission

On behalf of retail electric providers (REPs), CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout CenterPoint Houston’s certificated service territory. CenterPoint Houston provides transmission services under tariffs approved by the Texas Utility Commission.

Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. CenterPoint Houston delivers electricity for REPs in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer. CenterPoint Houston’s distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. CenterPoint Houston’s operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. CenterPoint Houston provides distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the Texas Utility Commission.

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 73,000 megawatts (MW). There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council (NERC) and approved by the Federal Energy Regulatory Commission (FERC). These reliability standards are administered by the Texas Regional Entity (TRE), a functionally independent division of ERCOT. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for operating the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members who sell and purchase power are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

CenterPoint Houston’s electric transmission business, along with those of other owners of transmission facilities in Texas, supports the operation of the ERCOT ISO. The transmission business has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. CenterPoint Houston participates with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

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

In June 2008, CenterPoint Houston petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, CenterPoint Houston seeks reversal of the parts of the court of appeals decision that (i)

denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit CenterPoint Houston to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that CenterPoint Houston could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) CenterPoint Houston should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true up award.

Review by the Texas Supreme Court of the court of appeals decision is at the discretion of the court. In November 2008, the Texas Supreme Court requested the parties to the Petitions for Review to submit briefs on the merits of the issues raised. Briefing at the Texas Supreme Court should be completed in the second quarter of 2009. Although the Texas Supreme Court has not indicated whether it will grant review of the lower court’s decision, its request for full briefing on the merits allowed the parties to more fully explain their positions. There is no prescribed time in which the Texas Supreme Court must determine whether to grant review or, if review is granted, for a decision by that court. Although we and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, we can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $170 million to $385 million (pre-tax) plus interest subsequent to December 31, 2008.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require us to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review or briefs filed with the Texas Supreme Court, has challenged that order by the court of appeals, though the Texas Supreme Court, if it grants review, will have authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a CTC or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005 a subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

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

During the years ended December 31, 2006, 2007 and 2008, CenterPoint Houston recognized approximately $55 million, $42 million and $5 million, respectively, in operating income from the CTC. Additionally, during the years ended December 31, 2006, 2007 and 2008, CenterPoint Houston recognized approximately $13 million, $14 million and $13 million, respectively, of the allowed equity return not previously recognized. As of December 31, 2008, we have not recognized an allowed equity return of $207 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates.

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

The strong Category 2 storm initially left more than 90% of CenterPoint Houston’s more than 2 million metered customers without power, the largest outage in CenterPoint Houston’s 130-year history. Most of the widespread power outages were due to power lines damaged by downed trees and debris blown by Hurricane Ike’s winds. In addition, on Galveston Island and along the coastal areas of the Gulf of Mexico and Galveston Bay, the storm surge and flooding from rains accompanying the storm caused significant damage or destruction of houses and businesses served by CenterPoint Houston.

CenterPoint Houston estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $600 million to $650 million. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $17 million.

In addition to storm restoration costs, CenterPoint Houston lost approximately $17 million in revenue through December 31, 2008. Within the first 18 days after the storm, CenterPoint Houston had restored power to all customers capable of receiving it.

CenterPoint Houston has deferred the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs did not affect our or CenterPoint Houston’s reported net income for 2008. As of December 31, 2008, CenterPoint Houston recorded an increase of $145 million in construction work in progress and $435 million in regulatory assets for restoration costs incurred through December 31, 2008. Approximately $73 million of these costs are based on estimates and are included in accounts payable as of December 31, 2008. Additional restoration costs will continue to be incurred in 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that began in January 2009, CenterPoint Houston expects to seek a financing order from the Texas Utility Commission to obtain recovery of its storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following the hurricanes that affected that utility’s service territories in 2005. Assuming those bonds are issued, CenterPoint Houston will recover the amount of storm restoration costs determined by the Texas Utility Commission to have been prudently incurred out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under its 2006 rate case settlement, CenterPoint Houston is entitled to seek an adjustment to rates in this situation, even though in most instances its rates are frozen until 2010.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. CenterPoint Houston’s customers consist of 79 REPs, which sell electricity to over 2 million metered customers in CenterPoint Houston’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston’s certificated service area. Each REP is licensed by, and must meet minimal creditworthiness criteria established by, the Texas Utility Commission. Two of the REPs in CenterPoint Houston’s service area are subsidiaries of RRI. Sales to subsidiaries of RRI represented approximately 56%, 51% and 48% of CenterPoint Houston’s transmission and distribution revenues in 2006, 2007 and 2008, respectively. CenterPoint Houston’s billed receivables balance from REPs as of December 31, 2008 was $141 million. Approximately 46% of this amount was owed by subsidiaries of RRI. CenterPoint Houston does not have long-term contracts with any of its customers. It operates on a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Automation (Intelligent Grid)

In December 2008, CenterPoint Houston received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across its service territory over the next five years. CenterPoint Houston plans to begin installing advanced meters in March 2009. This innovative technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. CenterPoint Houston will recover the cost for the AMS through a monthly surcharge to all REPs over 12 years. The surcharge for each residential consumer for the first 24 months, beginning in February 2009, will be $3.24 per month; thereafter, the surcharge is scheduled to be reduced to $3.05 per month. These amounts are subject to upward or downward adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope. CenterPoint Houston projects capital expenditures of approximately $640 million for the installation of the advanced meters and corresponding communication and data management systems over the five-year deployment period.

CenterPoint Houston is also pursuing possible deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” which would make use of CenterPoint Houston’s facilities to provide on-demand data and information about the status of facilities on its system. Although this technology is still in the developmental stage, CenterPoint Houston believes it has the potential to provide a significant improvement in grid planning, operations and maintenance of the CenterPoint Houston distribution system. These improvements would be expected to contribute to fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. Texas Utility Commission approval and appropriate rate treatment would be sought in connection with any actual deployment of this technology.

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

Seasonality

A significant portion of CenterPoint Houston’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Thus, CenterPoint Houston’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

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

As of December 31, 2008, CenterPoint Houston had outstanding approximately $2.6 billion aggregate principal amount of general mortgage bonds under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated, $600 million securing borrowings under a credit facility which was unutilized and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $1.8 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2008. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds in a public offering.

   Electric Lines — Overhead.  As of December 31, 2008, CenterPoint Houston owned 27,603 pole miles of overhead distribution lines and 3,727 circuit miles of overhead transmission lines, including 423 circuit miles operated at 69,000 volts, 2,088 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

   Electric Lines — Underground.  As of December 31, 2008, CenterPoint Houston owned 19,690 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

    Substations.  As of December 31, 2008, CenterPoint Houston owned 229 major substation sites having a total installed rated transformer capacity of 51,400 megavolt amperes.

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

Natural Gas Distribution

CERC Corp.’s natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2008, approximately 43% of Gas Operations’ total throughput was to residential customers and approximately 57% was to commercial and industrial customers.

Gas Operations also provides unregulated services consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment in Minnesota.

The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2008, approximately 71% of the total throughput of Gas Operations’ business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Gas Operations also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike. As of December 31, 2008, Gas Operations has deferred approximately $4 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

Supply and Transportation.  In 2008, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2008 included BP Canada Energy Marketing Corp. (13.4% of supply volumes), Tenaska Marketing Ventures (11.5%), Oneok Energy Marketing (10.2%), Coral Energy Resources (6.6%) and Cargill, Inc. (5.8%). Numerous other suppliers provided the remaining 52.5% of Gas Operations’ natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to fifteen years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

We actively engage in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of our state regulatory authorities. These price stabilization activities include use of storage gas, contractually establishing fixed prices with our physical gas suppliers and utilizing financial derivative instruments to achieve a variety of pricing structures (e.g., fixed price, costless collars and caps). Our gas supply plans generally call for 25-50% of winter supplies to be hedged in some fashion.

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

    Assets

As of December 31, 2008, Gas Operations owned approximately 70,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

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

Competitive Natural Gas Sales and Services

CERC offers variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities through CenterPoint Energy Services, Inc. (CES) and its subsidiary, CenterPoint Energy Intrastate Pipelines, LLC (CEIP).

In 2008, CES marketed approximately 528 Bcf of natural gas, transportation and related energy services to approximately 9,700 customers (including approximately 9 Bcf to affiliates). CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States, and are served from offices located in Arkansas, Illinois, Indiana, Louisiana, Minnesota, Missouri, Pennsylvania, Texas and Wisconsin. The business has three operational functions: wholesale, retail and intrastate pipelines, which are further described below.

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

Intrastate Pipeline Operations.  CEIP primarily provides transportation services to shippers and end-users and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas.

CES currently transports natural gas on over 32 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers’ purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers’ natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers’ purchase commitments. These supply imbalances arise each month as customers’ natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES’ processes and risk control environment are designed to measure and value imbalances on a real-time basis to ensure that CES’ exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate Value at Risk (VaR). In 2008, CES’ VaR averaged $1.5 million with a high of $2.8 million.

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

    Assets

CEIP owns and operates approximately 227 miles of intrastate pipeline in Louisiana and Texas and holds storage facilities of approximately 2.3 Bcf in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 1.1 Bcf per day on various inter- and intrastate pipelines and approximately 8.8 Bcf of storage to service its customer base.

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

In 2008, approximately 15% of CEGT and MRT’s total operating revenue was attributable to services provided to Gas Operations, an affiliate, and approximately 7% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company, that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements. Effective April 1, 2008, MRT signed a 5-year extension of its firm transportation and storage contracts with Laclede. Agreements for firm transportation, “no notice” transportation service and storage services in certain of Gas Operations’ service areas (Arkansas, Louisiana, Oklahoma and Texas) will expire in 2012.

Carthage to Perryville.  In April 2008, CEGT completed the Phase III expansion of the Carthage to Perryville pipeline. This expansion included additional compression and authorization from the Pipeline and Hazardous Materials Safety Administration (PHMSA) to operate the line at higher pressures. The Carthage to Perryville pipeline can now operate at up to 1.5 Bcf per day. CEGT filed with FERC on December 5, 2008 to increase the Carthage to Perryville capacity to approximately 1.9 Bcf per day. The expansion includes a new compressor unit at two of CEGT’s existing stations and is currently projected to be placed in service in the second quarter of 2010.

Southeast Supply Header.  The Southeast Supply Header (SESH) pipeline project, a joint venture between CEGT and Spectra Energy Corp., was placed into commercial service on September 6, 2008. This new 270-mile pipeline, which extends from the Perryville Hub, near Perryville, Louisiana, to an interconnection with the Gulf Stream Natural Gas System near Mobile, Alabama, has a maximum design capacity of approximately one Bcf per day. The pipeline represents a new source of natural gas supply for the Southeast United States and offers greater supply diversity to this region. Our share of SESH’s net construction costs is approximately $625 million.

    Assets

Our interstate pipelines business currently owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. We also own and operate six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf and a combined working gas capacity of approximately 59 Bcf. We also own a 10% interest in the Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. Our storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most storage operations are in north Louisiana and Oklahoma.

    Competition

Our interstate pipelines business competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Our interstate pipelines business competes indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for transportation and storage services.

Field Services

CERC’s field services business operates gas gathering, treating, and processing facilities and also provides operating and technical services and remote data monitoring and communication services.

CERC’s field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT’s and MRT’s pipelines, as well as other interstate and intrastate pipelines. CEFS gathers approximately 1.3 Bcf per day of natural gas and, either directly or through its 50% interest in a joint venture, processes in excess of 240 MMcf per day of natural gas along its gathering system. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties.

Our field services business operations may be affected by changes in the demand for natural gas and natural gas liquids (NGLs), the available supply and relative price of natural gas and NGLs in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

    Assets

Our field services business owns and operates approximately 3,600 miles of gathering pipelines and processing plants that collect, treat and process natural gas from approximately 150 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

        Competition

Our field services business competes with other companies in the natural gas gathering, treating, and processing business. The principal elements of competition are rates, terms of service and reliability of services. Our field services business competes indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for gathering, treating, and processing services. In addition, competition among forms of energy is impacted by commodity pricing levels and influences the level of drilling activity and demand for our gathering operations.

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

CenterPoint Houston is not a “public utility” under the Federal Power Act and, therefore, is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The Energy Act conferred new jurisdiction and responsibilities on the FERC with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by CenterPoint Houston and other utilities within ERCOT. Under this authority, the FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to impose fines and other sanctions on Electric Entities that fail to comply with the standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE. CenterPoint Houston does not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on its operations. To the extent that CenterPoint

Houston is required to make additional expenditures to comply with these standards, it is anticipated that CenterPoint Houston will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

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

CenterPoint Houston’s distribution rates charged to REPs for residential customers are based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. All REPs in CenterPoint Houston’s service area pay the same rates and other charges for the same transmission and distribution services. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility and transition charges associated with securitization of regulatory assets and securitization of stranded costs.

Recovery of True-Up Balance.  For a discussion of CenterPoint Houston’s true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Recovery of True-Up Balance” above.

CenterPoint Houston Interim Transmission Costs of Service Update.  In September 2008, CenterPoint Houston filed an application with the Texas Utility Commission requesting an interim update to its wholesale transmission rate. The filing resulted in a revenue requirement increase of $22.5 million over rates then in effect. Approximately 74% will be paid by distribution companies other than CenterPoint Houston. The remaining 26% represents CenterPoint Houston’s share. That amount cannot be included in rates until 2010 under the terms of the rate freeze implemented in the settlement of CenterPoint Houston’s 2006 rate proceeding described below. In November 2008, the Texas Utility Commission approved CenterPoint Houston’s request. The interim rates became effective for service on and after November 5, 2008.

CenterPoint Houston Rate Agreement.  CenterPoint Houston’s transmission and distribution rates are subject to the terms of a Settlement Agreement effective in October 2006. The Settlement Agreement provides that until June 30, 2010 CenterPoint Houston will not seek to increase its base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustment for certain limited matters, including the results of the appeals of the True-Up Order, the implementation of charges associated with securitizations, the impact of severe weather such as hurricanes and certain other force majeure events. CenterPoint Houston must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the staff of the Texas Utility Commission and certain cities notify it that such a filing is unnecessary.

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

In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, 23 either affirmatively approved or allowed the filed rates to go into effect by operation of law. Nine other cities were represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities were represented by the Gulf Coast Coalition of Cities (GCCC). In July 2008, Gas Operations reached a settlement agreement with the GCCC. That settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations a $3.4 million annual increase in revenues. The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The Railroad Commission issued an order in October 2008, which, if implemented across the entire Texas Coast service territory, would result in an annual revenue increase of $3.7 million. Both the Railroad Commission order and the settlement provide for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. In December 2008, the Railroad Commission issued an order on rehearing. Parties have filed second motions for rehearing on this order. However, in December 2008, Gas Operations implemented the approved rates for the nine TCUC cities and the environs, subject to refund. The impact of the Railroad Commission’s order on rehearing on the settled rates is still under review, and how rates will be conformed among all cities in the Texas Coast service territory is unknown at this time. A final decision from the Railroad Commission regarding the second motions for rehearing is expected no later than March 2009.

Minnesota.  In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision. In January 2009, the Minnesota Supreme Court heard oral arguments. While there is no deadline for a decision, a decision is expected by the end of the third quarter of 2009. While no prediction can be made as to the ultimate outcome, this matter will have no negative impact on our financial condition, results of operations or cash flows.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service. If approved by the MPUC, the proposed new rates would result in an overall increase in annual revenue of $59.8 million. The proposed increase would allow Gas Operations to recover increased operating costs, including higher bad debt and collection expenses, the cost of improved customer service and inflationary increases in other expenses. It also would allow recovery of increased costs related to conservation improvement programs and provide a return for the additional capital invested to serve its customers. In addition, Gas Operations is seeking an adjustment mechanism that would annually adjust rates to reflect changes in use per customer. In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. The MPUC is allowed ten months to issue a final decision; however, an extension of time can occur in certain circumstances.

Department of Transportation

In December 2006, Congress enacted the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (2006 Act), which reauthorized the programs adopted under the Pipeline Safety Improvement Act of 2002 (2002 Act). These programs included several requirements related to ensuring pipeline safety, and a requirement to assess the integrity of pipeline transmission facilities in areas of high population concentration. Under the legislation, remediation activities are to be performed over a 10-year period. Our pipeline subsidiaries are on schedule to comply with the timeframe mandated for completion of integrity assessment and remediation.

Pursuant to the 2002 Act, and then the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation (DOT) has adopted a number of rules concerning, among other things, distinguishing between gathering lines and transmission facilities, requiring certain design and construction features in new and replaced lines to reduce corrosion and requiring pipeline operators to amend existing written operations and maintenance procedures and operator qualification programs.

We anticipate that compliance with these regulations and performance of the remediation activities by CERC’s interstate and intrastate pipelines, and natural gas distribution companies will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. Based on our interpretation of the rules written to date and preliminary technical reviews, we believe compliance will require annual expenditures (capital and operating costs combined) of approximately $17 to 24 million during the initial 10-year period.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries such as the utility industry to meet stringent new standards requiring substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. Some proposals would provide for credits to those who reduce emissions below certain levels and would allow those credits to be traded and/or sold to others. While there is growing consensus that some form of global climate change program will be adopted, it is too early to determine when, and in what form, a regulatory scheme regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory scheme might have on us and our subsidiaries. However, as a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory scheme that would reduce consumption of natural gas if ultimately adopted. Our electric transmission and distribution business, unlike most electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that are in the business of generating electricity. Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory scheme has the effect of reducing consumption of electricity by ultimate consumers within its service territory.

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

Liability for Preexisting Conditions

Manufactured Gas Plant Sites.  CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At December 31, 2008, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2008, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. CERC is investigating details regarding the site and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of the site under CERCLA, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.

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

Asbestos.  Some facilities owned by us contain or have contained asbestos insulation and other asbestos-containing materials. We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries. We anticipate that additional claims like those received may be asserted in the future. In 2004, we sold our generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from us and our sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

Groundwater Contamination Litigation.  Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana. In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants. Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases. In January 2009, CERC and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources and the court, is expected to finally resolve this litigation. We and CERC do not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of either us or CERC.

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

EMPLOYEES

As of December 31, 2008, we had 8,801 full-time employees. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Electric Transmission & Distribution	2,858	1,236
Natural Gas Distribution	3,652	1,405
Competitive Natural Gas Sales and Services	122	—
Interstate Pipelines	654	—
Field Services	215	—
Other Operations	1,300	—
Total	8,801	2,641

As of December 31, 2008, approximately 30% of our employees are subject to collective bargaining agreements. One of the collective bargaining agreements covering approximately 5% of our employees, Gas Workers Union Local No. 340, is scheduled to expire in 2009. We have a good relationship with this bargaining unit and expect to negotiate a new agreement in 2009.

EXECUTIVE OFFICERS
(as of February 25, 2009)

Name	Age	Title
David M. McClanahan	59	President and Chief Executive Officer and Director
Scott E. Rozzell	59	Executive Vice President, General Counsel and Corporate Secretary
Gary L. Whitlock	59	Executive Vice President and Chief Financial Officer
C. Gregory Harper	44	Senior Vice President and Group President, CenterPoint Energy Pipelines and Field Services
Thomas R. Standish	59	Senior Vice President and Group President — Regulated Operations

David M. McClanahan has been President and Chief Executive Officer and a director of CenterPoint Energy since September 2002. He served as Vice Chairman of Reliant Energy, Incorporated (Reliant Energy) from October 2000 to September 2002 and as President and Chief Operating Officer of Reliant Energy’s Delivery Group from April 1999 to September 2002. He previously served as Chairman of the Board of Directors of ERCOT, Chairman of the Board of the University of St. Thomas in Houston and the Chairman of the Board of the American Gas Association. He currently serves on the boards of the Edison Electric Institute and the American Gas Association.

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

C. Gregory Harper has served as Senior Vice President and Group President of CenterPoint Energy Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He currently serves on the Board of Directors of the Interstate Natural Gas Association of America.

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

In March 2004, CenterPoint Houston filed its true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its True-Up Order allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional EMCs returned to customers after August 31, 2004 and certain other adjustments.

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

In June 2008, CenterPoint Houston petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, CenterPoint Houston seeks reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit CenterPoint Houston to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that CenterPoint Houston could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) CenterPoint Houston should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true up award.

Review by the Texas Supreme Court of the court of appeals decision is at the discretion of the court. In November 2008, the Texas Supreme Court requested the parties to the Petitions for Review to submit briefs on the merits of the issues raised. Briefing at the Texas Supreme Court should be completed in the second quarter of 2009. Although the Texas Supreme Court has not indicated whether it will grant review of the lower court’s decision, its request for full briefing on the merits allowed the parties to more fully explain their positions. There is no prescribed time in which the Texas Supreme Court must determine whether to grant review or, if review is granted, for a decision by that court. Although we and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, we can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-Up Order, but could range from $170 million to $385 million (pre-tax) plus interest subsequent to December 31, 2008.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of ADITC and EDFIT back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a PLR from the IRS in August 2007, prior to adoption of the final regulations that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require us to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review or briefs filed with the Texas Supreme Court, has challenged that order by the court of appeals, though the Texas Supreme Court, if it grants review, will have authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

CenterPoint Houston must seek recovery of significant restoration costs arising from Hurricane Ike.

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast on September 13, 2008. CenterPoint Houston estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $600 million to $650 million.

CenterPoint Houston believes it is entitled to recover prudently incurred storm costs in accordance with applicable regulatory and legal principles. The Texas Legislature currently is considering  passage of legislation that would (i) authorize the Texas Utility Commission to determine the amount of storm restoration costs that CenterPoint Houston would be entitled to recover and (ii) permit the Texas Utility Commission to issue a financing order that would allow CenterPoint Houston to recover the amount of storm restoration costs determined in such a proceeding through issuance of dedicated securitization bonds, which would be repaid over time through a charge imposed on REPs. In proceedings to determine and seek recovery of storm restoration costs under the proposed legislation, CenterPoint Houston would be required to prove to the Texas Utility Commission’s satisfaction its prudently incurred costs as well as to demonstrate the cost benefit from using securitization to recover those costs instead of alternative means. Alternatively, CenterPoint Houston has the right to seek recovery of these costs under traditional rate making principles. CenterPoint Houston’s failure to recover costs incurred as a result of Hurricane Ike could adversely affect its liquidity, results of operations and financial condition. For more information about CenterPoint Houston’s recovery from Hurricane Ike, please read “Business — Electric Transmission & Distribution — Hurricane Ike” in Item 1 of this report.

CenterPoint Houston’s receivables are concentrated in a small number of retail electric providers, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2008, CenterPoint Houston did business with 79 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. In 2008, seven REPs selling power within CenterPoint Houston’s service territory ceased to operate, and their customers were transferred to the provider of last resort or to other REPs. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can demand credit protection from REPs for payments not made prior to the shift to the provider of last resort. However, the Texas Utility Commission is currently considering proposed revisions to those regulations that, as currently proposed, would (i) increase the credit protections that could be required from REPs, and (ii) allow utilities to defer the loss of  payments for recovery in a future rate case. Whether such revised regulations will ultimately be adopted and their terms cannot now be determined. RRI, through its subsidiaries, is CenterPoint Houston’s largest customer. Approximately 46% of CenterPoint Houston’s $141 million in billed receivables from REPs at December 31, 2008 was owed by subsidiaries of RRI. Any delay or default in payment by REPs such as RRI could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event RRI’s subsidiaries might seek to avoid honoring their obligations and claims might be made by creditors involving payments CenterPoint Houston has received from RRI’s subsidiaries.

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

In this regard, pursuant to the Stipulation and Settlement Agreement approved by the Texas Utility Commission in September  2006, until June 30, 2010 CenterPoint Houston is limited in its ability to request retail rate relief. For more information on the Stipulation and Settlement Agreement, please read “Business — Regulation — State and Local Regulation — Electric Transmission & Distribution — CenterPoint Houston Rate Agreement” in Item 1 of this report.

Disruptions at power generation facilities owned by third parties could interrupt CenterPoint Houston’s sales of transmission and distribution services.

CenterPoint Houston transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. CenterPoint Houston does not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, CenterPoint Houston’s sales of transmission and distribution services may be diminished or interrupted, and its results of operations, financial condition and cash flows could be adversely affected.

CenterPoint Houston’s revenues and results of operations are seasonal.

A significant portion of CenterPoint Houston’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Thus, CenterPoint Houston’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses

Rate regulation of CERC’s business may delay or deny CERC’s ability to earn a reasonable return and fully recover its costs.

CERC’s rates for Gas Operations are regulated by certain municipalities and state commissions, and for its interstate pipelines by the FERC, based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CERC’s costs and enable CERC to earn a reasonable return on its invested capital.

CERC’s businesses must compete with alternate energy sources, which could result in CERC marketing less natural gas, and its interstate pipelines and field services businesses must compete directly with others in the transportation, storage, gathering, treating and processing of natural gas, which could lead to lower prices and reduced volumes, either of which could have an adverse impact on CERC’s results of operations, financial condition and cash flows.

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

CERC’s two interstate pipelines and its gathering systems compete with other interstate and intrastate pipelines and gathering systems in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. They also compete indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price. The actions of CERC’s competitors could lead to lower prices, which may have an adverse impact on CERC’s results of operations, financial condition and cash flows. Additionally, any reduction in the volume of natural gas transported or stored may have an adverse impact on CERC’s results of operations, financial condition and cash flows.

CERC’s natural gas distribution and competitive natural gas sales and services businesses are subject to fluctuations in natural gas prices, which could affect the ability of CERC’s suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity and results of operations.

CERC is subject to risk associated with increases in the price of natural gas. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which CERC operates thereby resulting in decreased sales volumes and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. Additionally, increasing natural gas prices could create the need for CERC to provide collateral in order to purchase natural gas.

A decline in CERC’s credit rating could result in CERC’s having to provide collateral in order to purchase gas.

If CERC’s credit rating were to decline, it might be required to post cash collateral in order to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s results of operations, financial condition and cash flows could be adversely affected.

The revenues and results of operations of CERC’s interstate pipelines and field services businesses are subject to fluctuations in the supply and price of natural gas.

CERC’s interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States. The level of drilling and production activity in these regions is dependent on economic and business factors beyond our control. The primary factor affecting both the level of drilling activity and production volumes is natural gas pricing. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the regions served by our gathering and pipeline transportation systems and our natural gas treating and processing activities. A sustained decline could also lead producers to shut in production from their existing wells. Other factors that impact production decisions include the level of production costs relative to other available production, producers’ access to needed capital and the cost of that capital, the ability of producers to obtain necessary drilling and other governmental permits, access to drilling rigs and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves or to shut in production from existing reserves. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on CERC’s results of operations, financial condition and cash flows.

CERC’s revenues from these businesses are also affected by the prices of natural gas and natural gas liquids (NGL). NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs and crude oil depend upon factors beyond our control. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors.

CERC’s revenues and results of operations are seasonal.

A substantial portion of CERC’s revenues is derived from natural gas sales and transportation. Thus, CERC’s revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

The actual cost of pipelines under construction and related compression facilities may be significantly higher than CERC had planned.

Subsidiaries of CERC Corp. have been recently involved in significant pipeline construction projects and, depending on available opportunities, may, from time to time, be involved in additional significant pipeline construction projects in the future. The construction of new pipelines and related compression facilities requires the expenditure of significant amounts of capital, which may exceed CERC’s estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline or compression facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel and nickel, labor shortages or delays, weather delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. As a result, there is the risk that the new facilities may not be able to achieve CERC’s expected investment return, which could adversely affect CERC’s financial condition, results of operations or cash flows.

The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions similar to or broader than those under the Public Utility Holding Company Act of 1935 regarding organization, financing and affiliate transactions that could have significant adverse impacts on CERC’s ability to operate.

The Public Utility Holding Company Act of 1935, to which we and our subsidiaries were subject prior to its repeal in the Energy Act, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states in which CERC does business have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility businesses that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.

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

As of December 31, 2008, we had $10.7 billion of outstanding indebtedness on a consolidated basis, which includes $2.6 billion of non-recourse transition bonds. As of December 31, 2008, approximately $953 million principal amount of this debt is required to be paid through 2011. This amount excludes principal repayments of approximately $669 million on transition bonds, for which a dedicated revenue stream exists. Our future financing activities may be significantly affected by, among other things:

•	the resolution of the true-up components, including, in particular, the results of appeals to the courts regarding rulings obtained to date;

•	CenterPoint Houston’s recovery of costs arising from Hurricane Ike;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from us; and

•	provisions of relevant tax and securities laws.

As of December 31, 2008, CenterPoint Houston had outstanding approximately $2.6 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which we are obligated, $600 million securing borrowings under a credit facility which was unutilized and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $1.8 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2008. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds in a public offering.

Our current credit ratings are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy, Inc. and Subsidiaries — Liquidity and Capital Resources — Future Sources and Uses of Cash — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

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

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment as described in “Business — Environmental Matters” in Item 1 of this Form 10-K. As an owner or operator of natural gas pipelines and distribution systems, gas gathering and processing systems, and electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. CenterPoint Houston may not be able to recover the costs incurred in restoring its transmission and distribution properties following Hurricane Ike, or any such costs sustained in the future, through a change in its regulated rates, and any such recovery may not be timely granted. Therefore, CenterPoint Houston may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

We, CenterPoint Houston and CERC could incur liabilities associated with businesses and assets that we have transferred to others.

Under some circumstances, we, CenterPoint Houston and CERC could incur liabilities associated with assets and businesses we, CenterPoint Houston and CERC no longer own. These assets and businesses were previously owned by Reliant Energy, Incorporated (Reliant Energy), a predecessor of CenterPoint Houston, directly or through subsidiaries and include:

•
merchant energy, energy trading and REP businesses transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001; and

•	Texas electric generating facilities transferred to Texas Genco Holdings, Inc. (Texas Genco) in 2004 and early 2005.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure CERC against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for CERC’s benefit, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In December 2007, we, CERC and RRI amended that agreement and CERC released the letters of credit it held as security. Under the revised agreement, RRI agreed to provide cash or new letters of credit to secure CERC against exposure under the remaining guaranties as calculated under the revised agreement if and to the extent changes in market conditions exposed CERC to a risk of loss on those guaranties.

The potential exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $108 million as of December 31, 2008. RRI continues to meet its obligations under the contracts, and on the basis of market conditions, we and CERC have not required additional security. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, we would retain our exposure to the counterparty under the guaranty.

RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI’s creditors might be made against us as its former owner.

Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of energy sales in California and other markets and financial reporting matters. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include the effect of RRI’s financial results on Reliant Energy’s historical financial statements and liability of Reliant Energy as a controlling shareholder of RRI. We, CenterPoint Houston or CERC could incur liability if claims in one or more of these lawsuits were successfully asserted against us, CenterPoint Houston or CERC and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

In connection with the organization and capitalization of Texas Genco, Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were obligations of CenterPoint Houston and CenterPoint Houston was not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. In connection with the sale of Texas Genco’s fossil generation assets (coal, lignite and gas-fired plants) to NRG Texas LP (previously named Texas Genco LLC), the separation agreement we entered into with Texas Genco in connection with the organization and capitalization of Texas Genco was amended to provide that all of Texas Genco’s rights and obligations under the separation agreement relating to its fossil generation assets, including Texas Genco’s obligation to indemnify us with respect to liabilities associated with the fossil generation assets and related business, were assigned to and assumed by NRG Texas LP. In addition, under the amended separation agreement, Texas Genco is no longer liable for, and we have assumed and agreed to indemnify NRG Texas LP against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies or other similar agreements held by us. If Texas Genco or NRG Texas LP were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy had not been released from the liability in connection with the transfer, CenterPoint Houston could be responsible for satisfying the liability.

We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by us or our subsidiaries but currently owned by NRG Texas LP. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the arrangements regarding separation of the generating business from us and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense by NRG Texas LP.

The global financial crisis may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business, liquidity and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. With respect to our existing debt arrangements, Lehman Brothers Bank, FSB, which had an approximately four percent participation in our credit facility and each of the then-existing credit facilities of our subsidiaries, stopped funding its commitments following the bankruptcy filing of its parent in September 2008 and was subsequently terminated as a lender in our facility and the facility of CenterPoint Houston. Defaults of other lenders should they occur could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of our pension plan. These reductions are expected to result in increased non-cash pension expense in 2009, which will impact 2009 results of operations.

In addition to the credit and financial market issues, the national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

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

Item 3.             Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report and Notes 3 and 10(d) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.             Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 13, 2009, our common stock was held of record by approximately 47,327 shareholders. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol “CNP.”

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

	Market Price		Dividend
			Declared
	High	Low	Per Share
2007
First Quarter			$0.17
January 18		$16.51
February 26	$18.37
Second Quarter			$0.17
May 9	$20.02
June 22		$16.90
Third Quarter			$0.17
July 13	$17.88
August 15		$15.15
Fourth Quarter			$0.17
October 19		$15.97
November 8	$18.51

2008
First Quarter			$0.1825
January 9	$16.98
March 17		$13.84
Second Quarter			$0.1825
April 1		$14.66
May 29	$17.16
Third Quarter			$0.1825
August 11	$16.59
September 18		$13.98
Fourth Quarter			$0.1825
October 1	$14.40
October 10		$9.08

The closing market price of our common stock on December 31, 2008 was $12.62 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 22, 2009, we announced a regular quarterly cash dividend of $0.19 per share, payable on March 10, 2009 to shareholders of record on February 16, 2009.

Repurchases of Equity Securities

During the quarter ended December 31, 2008, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.             Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2004(1)	2005(2)	2006	2007	2008
	(In millions, except per share amounts)

Revenues	$7,999	$9,722	$9,319	$9,623	$11,322
Income from continuing operations before extraordinary item	205	225	432	399	447
Discontinued operations, net of tax	(133)	(3)	—	—	—
Extraordinary item, net of tax	(977)	30	—	—	—
Net income (loss)	$(905)	$252	$432	$399	$447
Basic earnings (loss) per common share:
Income from continuing operations before extraordinary item	$0.67	$0.72	$1.39	$1.25	$1.33
Discontinued operations, net of tax	(0.43)	(0.01)	—	—	—
Extraordinary item, net of tax	(3.18)	0.10	—	—	—
Basic earnings (loss) per common share	$(2.94)	$0.81	$1.39	$1.25	$1.33
Diluted earnings (loss) per common share:
Income from continuing operations before extraordinary item	$0.61	$0.67	$1.33	$1.17	$1.30
Discontinued operations, net of tax	(0.37)	(0.01)	—	—	—
Extraordinary item, net of tax	(2.72)	0.09	—	—	—
Diluted earnings (loss) per common share	$(2.48)	$0.75	$1.33	$1.17	$1.30

Cash dividends paid per common share	$0.40	$0.40	$0.60	$0.68	$0.73
Dividend payout ratio from continuing operations	60%	56%	43%	54%	55%
Return from continuing operations on average common equity	14.4%	18.7%	30.3%	23.7%	23.2%
Ratio of earnings from continuing operations to fixed charges	1.43	1.51	1.77	1.86	2.09
At year-end:
Book value per common share	$3.59	$4.18	$4.96	$5.61	$5.89
Market price per common share	11.30	12.85	16.58	17.13	12.62
Market price as a percent of book value	315%	307%	334%	305%	214%
Assets of discontinued operations	$1,565	$—	$—	$—	$—
Total assets	18,096	17,116	17,633	17,872	19,676
Short-term borrowings (3)	—	—	187	232	153
Transition bonds, including current maturities	676	2,480	2,407	2,260	2,589
Other long-term debt, including current maturities	8,353	6,427	6,593	7,419	7,925
Capitalization:
Common stock equity	11%	13%	15%	16%	16%
Long-term debt, including current maturities	89%	87%	85%	84%	84%
Capitalization, excluding transition bonds:
Common stock equity	12%	17%	19%	20%	20%
Long-term debt, excluding transition bonds, including current maturities	88%	83%	81%	80%	80%
Capital expenditures, excluding discontinued operations	$530	$719	$1,121	$1,011	$1,053
__________
(1)
Net income for 2004 includes an after-tax extraordinary loss of $977 million ($3.18 and $2.72 loss per basic and diluted share, respectively) based on our analysis of the Public Utility Commission of Texas’ (Texas Utility Commission) order in the 2004 True-Up Proceeding. Additionally, we recorded as discontinued operations a net after-tax loss of approximately $133 million ($0.43 and $0.37 loss per basic and diluted share, respectively) in 2004 related to our interest in Texas Genco.

(2)
Net income for 2005 includes an after-tax extraordinary gain of $30 million ($0.10 and $0.09 per basic and diluted share, respectively) recorded in the first quarter reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

(3)
Under the terms of the receivables facilities in place since October 2006, the provisions for sale accounting under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” have not been met. Accordingly, advances received upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006, 2007 and 2008. As of December 31, 2008, short-term borrowings included a $75 million inventory financing obligation related to an asset management agreement. For more information regarding this transaction, see Note 8(a).

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

Business Segments

In this Management’s Discussion, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and certain critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. A summary of our reportable business segments as of December 31, 2008 is set forth below:

Electric Transmission & Distribution

Our electric transmission and distribution operations provide electric transmission and distribution services to retail electric providers (REPs) serving over 2 million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately 5.6 million people and includes Houston.

On behalf of REPs, CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers in locations throughout CenterPoint Houston’s certificated service territory. The Electric Reliability Council of Texas, Inc. (ERCOT) serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. Transmission and distribution services are provided under tariffs approved by the Texas Utility Commission.

Natural Gas Distribution

CERC owns and operates our regulated natural gas distribution business (Gas Operations), which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

Competitive Natural Gas Sales and Services

CERC’s operations also include non-rate regulated retail and wholesale natural gas sales to, and transportation services for, commercial and industrial customers in the six states listed above as well as several other Midwestern and Eastern states.

Interstate Pipelines

CERC’s interstate pipelines business owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. It also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 billion cubic feet (Bcf) and a combined working gas capacity of approximately 59 Bcf. It also owns a 10% interest in the Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. Its storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 million cubic feet per day of deliverability. Most storage operations are in north Louisiana and Oklahoma.

Field Services

CERC’s field services business owns and operates approximately 3,600 miles of gathering pipelines and processing plants that collect, treat and process natural gas from approximately 150 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Other Operations

Our other operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

EXECUTIVE SUMMARY

Significant Events in 2008 and 2009

Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast early Saturday, September 13, 2008.

The strong Category 2 storm initially left more than 90% of CenterPoint Houston’s more than 2 million metered customers without power, the largest outage in CenterPoint Houston’s 130-year history. Most of the widespread power outages were due to power lines damaged by downed trees and debris blown by Hurricane Ike’s winds. In addition, on Galveston Island and along the coastal areas of the Gulf of Mexico and Galveston Bay, the storm surge and flooding from rains accompanying the storm caused significant damage or destruction of houses and businesses served by CenterPoint Houston.

CenterPoint Houston estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $600 million to $650 million. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $17 million.

In addition to storm restoration costs, CenterPoint Houston lost approximately $17 million in revenue through December 31, 2008. Within the first 18 days after the storm, CenterPoint Houston had restored power to all customers capable of receiving it.

CenterPoint Houston has deferred the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs did not affect our or CenterPoint Houston’s reported net income for 2008. As of December 31, 2008, CenterPoint Houston recorded an increase of $145 million in construction work in progress and $435 million in regulatory assets for restoration costs incurred through December 31, 2008. Approximately $73 million of these costs are based on estimates and are included in accounts payable as of December 31, 2008. Additional restoration costs will continue to be incurred in 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that began in January 2009, CenterPoint Houston expects to seek a financing order from the Texas Utility Commission to obtain recovery of its storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following the hurricanes that affected that utility’s service territories in 2005. Assuming those bonds are issued, CenterPoint Houston will recover the amount of storm restoration costs determined by the Texas Utility Commission to have been prudently incurred out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under its 2006 rate case settlement, CenterPoint Houston is entitled to seek an adjustment to rates in this situation, even though in most instances its rates are frozen until 2010.

Gas Operations also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana. As of December 31, 2008, Gas Operations has deferred approximately $4 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

Debt Financing Transactions

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

In April 2008, we purchased $175 million principal amount of pollution control bonds issued on our behalf at 102% of their principal amount. Prior to the purchase, $100 million principal amount of such bonds had a fixed rate of interest of 7.75% and $75 million principal amount of such bonds had a fixed rate of interest of 8%. Depending on market conditions, we may remarket both series of bonds, at 100% of their principal amounts, in 2009.

In April 2008, we called our 3.75% convertible senior notes for redemption on May 30, 2008. At the time of the announcement, the notes were convertible at the option of the holders, and substantially all of the notes were submitted for conversion on or prior to the May 30, 2008 redemption date. During the year ended December 31, 2008, we issued 16.9 million shares of our common stock and paid cash of approximately $532 million to settle conversions of approximately $535 million principal amount of our 3.75% convertible senior notes.

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

In November 2008, CERC replaced a receivables facility that had expired in October 2008 with a new receivables facility that expires in November 2009. Availability under the new facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances.

In November 2008, CenterPoint Houston entered into a $600 million 364-day credit facility. The credit facility will terminate if bonds are issued to securitize the costs incurred as a result of Hurricane Ike and if those bonds are issued prior to the November 24, 2009 expiration of the facility. CenterPoint Houston expects to seek legislative and regulatory approval for the issuance of such bonds during 2009.

In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million. This transaction was accounted for as a financing and, as of December 31, 2008, the consolidated financial statements reflect natural gas inventory of $75 million and a financing obligation of $75 million related to this transaction.

In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%. The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under its revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

Equity Financing Transactions

In 2008, we received proceeds of approximately $65 million from the sale of approximately 4.9 million common shares to our defined contribution plan and proceeds of approximately $13 million from the sale of approximately 0.9 million common shares to participants in our enhanced dividend reinvestment plan.

Interstate Pipeline Expansion

The Southeast Supply Header (SESH) pipeline project, a joint venture between CenterPoint Energy Gas Transmission, a wholly owned subsidiary of CERC Corp., and Spectra Energy Corp., was placed into commercial service on September 6, 2008. This new 270-mile pipeline, which extends from the Perryville Hub, near Perryville, Louisiana, to an interconnection with the Gulf Stream Natural Gas System near Mobile, Alabama, has a maximum design capacity of approximately one Bcf per day. The pipeline represents a new source of natural gas supply for the Southeast United States and offers greater supply diversity to this region. Our share of SESH’s net construction costs is approximately $625 million.

Outlook

During 2008, economic conditions in the United States declined significantly, with several large bank failures and consolidations, large declines in the values of securities, disruptions in the capital markets, which made it difficult to raise debt and equity, and increased costs for capital when it was available. Many of the factors that led to the economic decline are continuing into 2009, but it is impossible to predict the impacts such events may have in the future. Although our businesses and the areas in which we serve have, to date, not been as significantly affected as some others, in 2008, we experienced substantial declines in the value of our pension plan assets as a result of the stock market declines. Disruptions in the bank and capital markets during the last two quarters of 2008 have led to higher borrowing costs and greater uncertainty regarding the ability to execute transactions in these markets.

Although we cannot predict future performance, the decline in the value of our pension plan assets that occurred during 2008 will result in increased non-cash charges to pension plan expense in 2009, which will adversely impact earnings, and may also result in the need for us to make significant cash contributions to our pension plan subsequent to 2009. We also expect to experience higher borrowing costs and greater uncertainty in executing capital markets transactions if conditions in financial markets do not improve from their current state.

To the extent the adverse economic conditions affect our suppliers and customers, results from our energy delivery businesses may suffer. The current low commodity prices for natural gas and other energy products may cause energy producers to scale back projects such as drilling new gas wells or constructing new facilities. Reduced demand and lower energy prices could lead to financial pressure on some of our customers who operate within the energy industry. Also, adverse economic conditions, coupled with concerns for protecting the environment, may cause consumers to use less energy or avoid expansions of their facilities, resulting in less demand for our services.

These factors may lead to reduced earnings during 2009, compared to 2008, if they continue significantly into 2009 or if the magnitude of the economic downturn increases beyond the impacts experienced in 2008.

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

•	timely and appropriate legislative and regulatory actions allowing securitization or other recovery of costs associated with Hurricane Ike;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2006	2007	2008

Revenues	$9,319	$9,623	$11,322
Expenses	8,274	8,438	10,049
Operating Income	1,045	1,185	1,273
Gain (Loss) on Time Warner Investment	94	(114)	(139)
Gain (Loss) on Indexed Debt Securities	(80)	111	128
Interest and Other Finance Charges	(470)	(503)	(466)
Interest on Transition Bonds	(130)	(123)	(136)
Distribution from AOL Time Warner Litigation Settlement	—	32	—
Additional Distribution to ZENS Holders	—	(27)	—
Equity in Earnings of Unconsolidated Affiliates	6	16	51
Other Income, net	29	17	14
Income Before Income Taxes	494	594	725
Income Tax Expense	(62)	(195)	(278)
Net Income	$432	$399	$447

Basic Earnings Per Share	$1.39	$1.25	$1.33

Diluted Earnings Per Share	$1.33	$1.17	$1.30

2008 Compared to 2007

Net Income. We reported net income of $447 million ($1.30 per diluted share) for 2008 compared to $399 million ($1.17 per diluted share) for the same period in 2007. The increase in net income of $48 million was primarily due to an $88 million increase in operating income, a $37 million decrease in interest expense, excluding transition bond-related interest expense, a $35 million increase in equity in earnings of unconsolidated affiliates related primarily to SESH and a $17 million increase in the gain on our indexed debt securities. These increases in net income were partially offset by an $83 million increase in income tax expense, a $25 million increase in the loss on our Time Warner investment and a $13 million increase in interest expense on transition bonds.

Income Tax Expense. Our 2008 effective tax rate of 38.4% differed from the 2007 effective tax rate of 32.8% primarily as a result of revisions to the Texas State Franchise Tax Law (Texas margin tax) which was reported as an operating expense prior to 2008 and is now being reported as an income tax for CenterPoint Houston and a Texas state tax examination in 2007.

2007 Compared to 2006

Net Income. We reported net income of $399 million ($1.17 per diluted share) for 2007 compared to $432 million ($1.33 per diluted share) for the same period in 2006. The decrease in net income of $33 million was primarily due to a $208 million increase in the loss on our Time Warner investment, a $133 million increase in income tax expense primarily as a result of the favorable tax settlement reached with the Internal Revenue Service (IRS) in 2006 related to our 2.0% Zero Premium Exchangeable Subordinated Notes due 2029 (ZENS) and Automatic Common Exchange Securities (ACES) and a $33 million increase in interest expense, excluding transition bond-related interest expense, due to higher borrowing levels. These decreases in net income were partially offset by a $191 million increase in the gain on our indexed debt securities, a $140 million increase in operating income and a $10 million increase in equity in earnings of unconsolidated affiliates.

Income Tax Expense. In 2007, our effective tax rate of 32.8% was lower than the expected statutory tax rate as a result of the revised Texas margin tax and a Texas state tax examination for tax years 2002 through 2004. Our 2007 effective tax rate differed from the 2006 effective tax rate of 12.6% primarily due to the favorable tax settlement reached with the IRS in 2006 as discussed above.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for 2006, 2007 and 2008. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2006	2007	2008
Electric Transmission & Distribution	$576	$561	$545
Natural Gas Distribution	124	218	215
Competitive Natural Gas Sales and Services	77	75	62
Interstate Pipelines	181	237	293
Field Services	89	99	147
Other Operations	(2)	(5)	11
Total Consolidated Operating Income	$1,045	$1,185	$1,273

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2006, 2007 and 2008 (in millions, except throughput and customer data):

	Year Ended December 31,
	2006	2007	2008
Revenues:
Electric transmission and distribution utility	$1,516	$1,560	$1,593
Transition bond companies	265	277	323
Total revenues	1,781	1,837	1,916
Expenses:
Operation and maintenance, excluding transition bond companies	611	652	703
Depreciation and amortization, excluding transition bond companies	243	243	277
Taxes other than income taxes	212	223	201
Transition bond companies	139	158	190
Total expenses	1,205	1,276	1,371
Operating Income	$576	$561	$545

Operating Income:
Electric transmission and distribution operations	$395	$400	$407
Competition transition charge	55	42	5
Transition bond companies (1)	126	119	133
Total segment operating income	$576	$561	$545
Throughput (in gigawatt-hours (GWh)):
Residential	23,955	23,999	24,258
Total	75,877	76,291	74,840
Number of metered customers at period end:
Residential	1,743,963	1,793,600	1,821,267
Total	1,980,960	2,034,074	2,064,854

__________
(1)	Represents the amount necessary to pay interest on the transition bonds.

2008 Compared to 2007. Our Electric Transmission & Distribution business segment reported operating income of $545 million for 2008, consisting of $407 million from our regulated electric transmission and distribution utility operations (TDU), exclusive of an additional $5 million from the competition transition charge (CTC), and $133 million related to transition bond companies. For 2007, operating income totaled $561 million, consisting of $400 million from the TDU, exclusive of an additional $42 million from the CTC, and $119 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 30,000 metered customers added in 2008 ($23 million), increased usage ($15 million) in part caused by favorable weather experienced in 2008, increased transmission-related revenues ($21 million) and increased revenues from ancillary services ($5 million), partially offset by reduced revenues due to Hurricane Ike ($17 million) and the settlement of the final fuel reconciliation in 2007 ($5 million). Operation and maintenance expense increased primarily due to higher transmission costs ($43 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($13 million), partially offset by a gain on sale of land ($9 million) and normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($10 million). Depreciation and amortization increased $34 million primarily due to amounts related to the CTC ($30 million), which were offset by similar amounts in revenues. Taxes other than income taxes declined $21 million primarily as a result of the Texas margin tax being classified as an income tax for financial reporting purposes in 2008 ($19 million) and a refund of prior years’ state franchise taxes ($5 million).

2007 Compared to 2006. Our Electric Transmission & Distribution business segment reported operating income of $561 million for 2007, consisting of $400 million from the TDU, exclusive of an additional $42 million from the CTC, and $119 million related to transition bond companies. For 2006, operating income totaled $576 million, consisting of $395 million from the TDU, exclusive of an additional $55 million from the CTC, and $126 million related to transition bond companies. Revenues increased due to growth ($22 million), with over 53,000 metered customers added in 2007, higher transmission-related revenues ($22 million), increased miscellaneous service charges ($15 million), increased demand ($7 million), interest on settlement of the final fuel reconciliation ($4 million) and a one-time charge in the second quarter of 2006 related to the resolution of the unbundled cost of service order ($32 million). These increases were partially offset by the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($41 million) and lower CTC return resulting from the reduction in the allowed interest rate on the unrecovered CTC balance from 11.07% to 8.06% in 2006 ($13 million). Operation and maintenance expense increased primarily due to higher transmission costs ($25 million), the absence of a gain on the sale of property in 2006 ($13 million), and increased expenses, primarily related to low income and energy efficiency programs as required by the 2006 rate case settlement ($8 million), partially offset by settlement of the final fuel reconciliation ($13 million).

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2006, 2007 and 2008 (in millions, except throughput and customer data):

	Year Ended December 31,
	2006	2007	2008

Revenues	$3,593	$3,759	$4,226
Expenses:
Natural gas	2,598	2,683	3,124
Operation and maintenance	594	579	589
Depreciation and amortization	152	155	157
Taxes other than income taxes	125	124	141
Total expenses	3,469	3,541	4,011
Operating Income	$124	$218	$215
Throughput (in Bcf):
Residential	152	172	175
Commercial and industrial	224	232	236
Total Throughput	376	404	411
Number of customers at period end:
Residential	2,926,483	2,961,110	2,987,222
Commercial and industrial	246,351	249,877	248,476
Total	3,172,834	3,210,987	3,235,698

2008 Compared to 2007. Our Natural Gas Distribution business segment reported operating income of $215 million for 2008 compared to $218 million for 2007. Operating income declined due to a combination of non-weather-related usage ($13 million), due in part to higher gas prices, higher customer-related and support services costs ($9 million), higher bad debts and collection costs ($4 million), increased costs of materials and supplies ($4 million), and an increase in depreciation and amortization and taxes other than income taxes ($3 million) resulting from increased investment in property, plant and equipment. The adverse impacts on operating income were partially offset by the net impact of rate increases ($11 million), lower labor and benefits costs ($14 million), and customer growth from the addition of approximately 25,000 customers in 2008 ($6 million).

2007 Compared to 2006. Our Natural Gas Distribution business segment reported operating income of $218 million for 2007 compared to $124 million for 2006. Operating income improved as a result of increased usage primarily due to a return to more normal weather in 2007 compared to the unusually mild weather in 2006 ($33 million), growth from the addition of over 38,000 customers in 2007 ($9 million), the effect of the 2006 purchased gas cost write-off ($21 million), the effect of rate changes ($7 million) and reduced operation and maintenance expenses ($15 million). Operation and maintenance expenses declined primarily as a result of costs associated with staff reductions incurred in 2006 ($17 million) and settlement of certain rate case-related items ($9 million), partially offset by increases in bad debts and collection costs ($8 million) and other services ($5 million).

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2006, 2007 and 2008 (in millions, except throughput and customer data):

	Year Ended December 31,
	2006	2007	2008

Revenues	$3,651	$3,579	$4,528
Expenses:
Natural gas	3,540	3,467	4,423
Operation and maintenance	30	31	39
Depreciation and amortization	1	5	3
Taxes other than income taxes	3	1	1
Total expenses	3,574	3,504	4,466
Operating Income	$77	$75	$62

Throughput (in Bcf)	555	522	528

Number of customers at period end	7,024	7,139	9,771

2008 Compared to 2007. Our Competitive Natural Gas Sales and Services business segment reported operating income of $62 million for the year ended December 31, 2008 compared to $75 million for the year ended December 31, 2007. The decrease in operating income of $13 million primarily resulted from lower gains on sales of gas from previously written down inventory ($24 million) and higher operation and maintenance costs ($6 million), which were partially offset by improved margin as basis and summer/winter spreads increased ($12 million). In addition, 2008 included a gain from mark-to-market accounting ($13 million) and a write-down of natural gas inventory to the lower of average cost or market ($30 million), compared to a charge to income from mark-to-market accounting for non-trading derivatives ($10 million) and a write-down of natural gas inventory to the lower of average cost or market ($11 million) for 2007. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales.

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

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2006, 2007 and 2008 (in millions, except throughput data):

	Year Ended December 31,
	2006	2007	2008

Revenues	$388	$500	$650
Expenses:
Natural gas	31	83	155
Operation and maintenance	120	125	133
Depreciation and amortization	37	44	46
Taxes other than income taxes	19	11	23
Total expenses	207	263	357
Operating Income	$181	$237	$293

Transportation throughput (in Bcf)	939	1,216	1,538

2008 Compared to 2007. Our Interstate Pipeline business segment reported operating income of $293 million for 2008 compared to $237 million for 2007. The increase in operating income was primarily driven by increased margins (revenues less natural gas costs) on the Carthage to Perryville pipeline that went into service in May 2007 ($51 million), increased transportation and ancillary services ($27 million), and a gain on the sale of two storage development projects ($18 million). These increases are partially offset by higher operation and maintenance expenses ($19 million), a write-down associated with pipeline assets removed from service ($7 million), increased depreciation expense ($2 million), and higher taxes other than income taxes ($12 million), largely due to tax refunds in 2007.

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

Equity Earnings. In addition, this business segment recorded equity income of $6 million and $36 million (including $6 million and $33 million of pre-operating allowance for funds used during construction) in the years ended December 31, 2007 and 2008, respectively, from its 50 percent interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.

Field Services

The following table provides summary data of our Field Services business segment for 2006, 2007 and 2008 (in millions, except throughput data):

	Year Ended December 31,
	2006	2007	2008

Revenues	$150	$175	$252
Expenses:
Natural gas	(10)	(4)	21
Operation and maintenance	59	66	69
Depreciation and amortization	10	11	12
Taxes other than income taxes	2	3	3
Total expenses	61	76	105
Operating Income	$89	$99	$147

Gathering throughput (in Bcf)	375	398	421
2008 Compared to 2007. Our Field Services business segment reported operating income of $147 million for 2008 compared to $99 million for 2007. The increase in operating income of $48 million resulted from higher margins (revenue less natural gas costs) from gas gathering, ancillary services and higher commodity prices ($34 million) and a one-time gain related to a settlement and contract buyout of one of our customers ($11 million). Operating expenses increased from 2007 to 2008 due to higher expenses associated with new assets and general cost increases, partially offset by a gain related to the sale of assets in 2008 ($7 million).

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

Equity Earnings. In addition, this business segment recorded equity income of $6 million, $10 million and $15 million for the years ended December 31, 2006, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.

Other Operations

The following table provides summary data for our Other Operations business segment for 2006, 2007 and 2008 (in millions):

	Year Ended December 31,
	2006	2007	2008

Revenues	$15	$10	$11
Expenses	17	15	–
Operating Income (Loss)	$(2)	$(5)	$11

2008 Compared to 2007. Our Other Operations business segment’s operating income in 2008 compared to 2007 increased by $16 million primarily as a result of a decrease in franchise taxes ($7 million) and a decrease in benefits accruals ($4 million).

2007 Compared to 2006. Our Other Operations business segment’s operating loss in 2007 compared to 2006 increased by $3 million.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow

The net cash provided by (used in) operating, investing and financing activities for 2006, 2007 and 2008 is as follows (in millions):

	Year Ended December 31,
	2006	2007	2008
Cash provided by (used in):
Operating activities	$991	$774	$851
Investing activities	(1,056)	(1,300)	(1,368)
Financing activities	118	528	555

Cash Provided by Operating Activities

Net cash provided by operating activities in 2008 increased $77 million compared to 2007 primarily due to decreased tax payments/increased tax refunds ($289 million), increased net accounts receivable/payable ($190 million), increased fuel cost recovery ($138 million) and increased pre-tax income ($131 million). These increases were partially offset by increased net regulatory assets and liabilities ($447 million) and increased net margin deposits ($247 million).

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

Cash Used in Investing Activities

Net cash used in investing activities increased $68 million in 2008 compared to 2007 due to increased investment in unconsolidated affiliates of $167 million, primarily related to the SESH pipeline project, which was partially offset by decreased capital expenditures of $94 million.

Net cash used in investing activities increased $244 million in 2007 compared to 2006 due to increased capital expenditures of $107 million primarily related to pipeline projects for our Interstate Pipelines business segment, increased notes receivable from unconsolidated affiliates of $148 million and increased investment in unconsolidated affiliates of $26 million, primarily related to the SESH pipeline project.

Cash Provided by Financing Activities

Net cash provided by financing activities in 2008 increased $27 million compared to 2007 primarily due to increased borrowings under revolving credit facilities ($779 million) and increased proceeds from long-term debt ($188 million), which were partially offset by increased repayments of long-term debt ($825 million) and decreased short-term borrowings ($124 million).

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

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal anticipated cash requirements for 2009 include the following:

•	approximately $1.1 billion of capital expenditures;

•	maturing long-term debt aggregating approximately $216 million, including $208 million of transition bonds; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs in 2009. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2008 and estimates of our capital requirements for 2009 through 2013 (in millions):

	2008	2009	2010	2011	2012	2013
Electric Transmission & Distribution	$481	$422	$591	$579	$504	$506
Natural Gas Distribution	214	155	234	241	243	249
Competitive Natural Gas Sales and Services	8	3	3	3	3	3
Interstate Pipelines	189	202	151	87	67	70
Field Services	122	277	142	82	93	85
Other Operations	39	39	38	39	31	27
Total	$1,053	$1,098	$1,159	$1,031	$941	$940

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
Transition bond debt	$2,589	$208	$461	$546	$1,374
Other long-term debt(1)	8,624	8	792	2,732	5,092
Interest payments — transition bond debt(2)	794	140	227	177	250
Interest payments — other long-term debt(2)	4,812	481	948	794	2,589
Short-term borrowings	153	153	—	—	—
Capital leases	1	—	—	—	1
Operating leases(3)	75	14	23	13	25
Benefit obligations(4)	—	—	—	—	—
Purchase obligations(5)	24	24	—	—	—
Non-trading derivative liabilities	134	87	41	6	—
Other commodity commitments(6)	3,520	776	911	877	956
Income taxes(7)	121	121	—	—	—
Other	30	5	13	12	—
Total contractual cash obligations	$20,877	$2,017	$3,416	$5,157	$10,287
__________
(1)
ZENS obligations are included in 2029 at their contingent principal amount of $817 million. These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the Time Warner reference shares ($218 million at December 31, 2008), as discussed in Note 6 to our consolidated financial statements.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2008. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 10(b) to our consolidated financial statements.

(4)
Material contributions to our qualified pension plan are not expected in 2009. However, we expect to contribute approximately $9 million and $18 million, respectively, to our non-qualified pension and postretirement benefits plans in 2009.

(5)
Represents capital commitments for material in connection with the construction of a pipeline by our Interstate Pipelines business segment. This project has been included in the table of capital expenditures presented above.

(6)	For a discussion of other commodity commitments, please read Note 10(a) to our consolidated financial statements.

(7)
Represents estimated income tax liability for settled positions for tax years under examination. In addition, as of December 31, 2008, the liability for uncertain income tax positions was $117 million. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

The potential exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $108 million as of December 31, 2008. RRI continues to meet its obligations under the contracts, and on the basis of market conditions, we and CERC have not required additional security. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, we would retain our exposure to the counterparty under the guaranty.

Debt Financing Transactions.  Pursuant to a financing order issued by the Texas Utility Commission in September 2007, in February 2008 a subsidiary of CenterPoint Houston issued approximately $488 million in transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates in February 2020 and February 2023, respectively. Scheduled final payment dates are February 2017 and February 2020. Through issuance of the transition bonds, CenterPoint Houston securitized transition property of approximately $483 million representing the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the fuel reconciliation settlement.

In April 2008, we purchased $175 million principal amount of pollution control bonds issued on our behalf at 102% of their principal amount. Prior to the purchase, $100 million principal amount of such bonds had a fixed rate of interest of 7.75% and $75 million principal amount of such bonds had a fixed rate of interest of 8%. Depending on market conditions, we may remarket both series of bonds, at 100% of their principal amounts, in 2009.

In April 2008, we called our 3.75% convertible senior notes for redemption on May 30, 2008. At the time of the announcement, the notes were convertible at the option of the holders, and substantially all of the notes were submitted for conversion on or prior to the May 30, 2008 redemption date. During the year ended December 31,

2008, we issued 16.9 million shares of our common stock and paid cash of approximately $532 million to settle conversions of approximately $535 million principal amount of our 3.75% convertible senior notes.

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

In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million. This transaction was accounted for as a financing and, as of December 31, 2008, the consolidated financial statements reflect natural gas inventory of $75 million and a financing obligation of $75 million related to this transaction.

In January 2009, CenterPoint Houston issued $500 million principal amount of general mortgage bonds, due in March 2014 with an interest rate of 7.00%. The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under its revolving credit facility and from the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

Equity Financing Transactions.  In 2008, we received proceeds of approximately $65 million from the sale of approximately 4.9 million common shares to our defined contribution plan and proceeds of approximately $13 million from the sale of approximately 0.9 million common shares to participants in our enhanced dividend reinvestment plan.

Credit and Receivables Facilities.  In November 2008, CenterPoint Houston entered into a $600 million 364-day credit facility. The credit facility will terminate if bonds are issued to securitize the costs incurred as a result of Hurricane Ike and if those bonds are issued prior to the November 24, 2009 expiration of the facility. CenterPoint Houston expects to seek legislative and regulatory approval for the issuance of such bonds during 2009.

The 364-day credit facility is secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston. Borrowing costs for London Interbank Offered Rate (LIBOR)-based loans will be at a margin of 2.25 percent above LIBOR rates, based on CenterPoint Houston’s current ratings. In addition, CenterPoint Houston will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on the borrower’s credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant.

Our $1.2 billion credit facility has a first drawn cost of LIBOR plus 55 basis points based on our current credit ratings. The facility contains a debt (excluding transition bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified (i) in August 2008 so that the permitted ratio of debt to EBITDA would continue at its then-current level for the remaining term of the facility and (ii) in November 2008 so that the permitted ratio of debt to EBITDA would be temporarily increased until the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike, after which time the permitted ratio would revert to the level that existed prior to the November 2008 modification.

CenterPoint Houston’s $289 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant.

CERC Corp.’s $950 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant.

Under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp’s $950 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

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

In November 2008, CERC replaced a receivables facility that had expired in October 2008 with a new receivables facility that expires in November 2009. Availability under the new facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances.

We, CenterPoint Houston and CERC Corp. are currently in compliance with the various business and financial covenants contained in the respective credit facilities as disclosed above.

As of February 13, 2009, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility		Amount Utilized at February 13, 2009		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156		$184	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289		4		June 29, 2012
June 29, 2007	CERC Corp.	Revolver	950	(1)	781	(1)	June 29, 2012
November 25, 2008	CERC Corp.	Receivables	375		—		November 24, 2009
November 25, 2008	CenterPoint Houston	Revolver	600		—		November 24, 2009

(1)
Lehman Brothers Bank, FSB, stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a reduction to the total available capacity of $20 million under CERC Corp.’s facility.

(2)	Includes $155 million of borrowings and $29 million of outstanding letters of credit.

(3)	Includes $4 million of outstanding letters of credit.

Our $1.2 billion credit facility backstops a $1.0 billion CenterPoint Energy commercial paper program under which we began issuing commercial paper in June 2005. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. The CenterPoint Energy commercial paper is rated “Not Prime” by Moody’s Investors Service, Inc. (Moody’s), “A-2” by Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and “F3” by Fitch, Inc. (Fitch). The CERC Corp. commercial paper is rated “P-3” by Moody’s, “A-2” by S&P, and “F2” by Fitch. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

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

Temporary Investments.  As of February 13, 2009, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings.  As of February 13, 2009, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in these credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $950 million credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $840 million remain outstanding. Each ZENS note is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to each ZENS note. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common that we own or from other sources. We own shares of TW Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax liabilities related to the ZENS notes and TW Common shares become current tax obligations when ZENS notes are exchanged or otherwise retired and TW Common shares are sold. A tax obligation of approximately $378 million would have been payable with respect to the ZENS for the 2008 tax year if all of the ZENS had been exchanged for cash on December 31, 2008. The ultimate tax obligation related to the ZENS notes continues to increase by the amount of the tax benefit realized each year and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. The American Recovery and Reinvestment Act of 2009, enacted on February 17, 2009, allows us to elect to defer this tax obligation until 2014 and to recognize it over the period from 2014 through 2018 for any ZENS retired in 2009 or 2010.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2008, the amount posted as collateral aggregated approximately $229 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2008, unsecured credit limits extended to CES by counterparties aggregate $250 million; however, utilized credit capacity is significantly lower. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $160 million, the amount depending on seasonal variations in transportation levels.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of February 13, 2009, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CenterPoint Houston’s credit facilities limit CenterPoint Houston’s debt (excluding transition bonds) as a percentage of its total capitalization to 65%. CERC Corp.’s bank facility and its receivables facility limit CERC’s debt as a percentage of its total capitalization to 65%. Our $1.2 billion credit facility contains a debt, excluding transition bonds, to EBITDA covenant. Such covenant was modified twice in 2008 to provide additional debt capacity. The second modification was to provide debt capacity for the financing of system restoration costs following Hurricane Ike. Additionally, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

Accounting for Rate Regulation

Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business segment, our Natural Gas Distribution business segment and portions of our Interstate Pipelines business segment apply SFAS No. 71. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets and liabilities are recorded when it is probable, as defined in SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), that these items will be recovered or reflected in future rates. Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals. If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities. At December 31, 2008, we had recorded regulatory assets of $3.7 billion and regulatory liabilities of $821 million.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill was indicated based on our annual analysis as of July 1, 2008. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, interest rates, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 3.0%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At December 31, 2008, our estimated cost of retiring these assets is approximately $63 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans.  As discussed in Note 2(p) to our consolidated financial statements, we maintain a non-contributory qualified defined benefit pension plan covering substantially all employees. Employer contributions for the qualified plan are based on actuarial computations that establish the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) and the maximum deductible contribution for income tax purposes.

Under the terms of our pension plan, we reserve the right to change, modify or terminate the plan. Our funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA.

We made no contribution to the qualified pension plans in 2007 and 2008. The minimum funding requirements for these plans did not require contributions for the respective years.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $9 million and $8 million in 2007 and 2008, respectively.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires us, as the sponsor of a plan, to (a) recognize on our balance sheet as an asset a plan’s over-funded status or as a liability such plan’s under-funded status, (b) measure a plan’s assets and obligations as of the end of our fiscal year and (c) recognize changes in the funded status of our plans in the year that changes occur through adjustments to other comprehensive income.

As a result of the adoption of SFAS No. 158 as of December 31, 2006, we recorded a regulatory asset of $466 million and a charge to accumulated comprehensive income of $79 million, net of tax.

At December 31, 2008, the projected benefit obligation exceeded the market value of plan assets of our pension plans by $434 million. Changes in interest rates or the market values of the securities held by the plan during 2009 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension expense was $46 million, $15 million and $1 million for 2006, 2007 and 2008, respectively.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2008, our qualified pension plan had an expected long-term rate of return on plan assets of 8.00%, which was 0.50% lower than the rate assumed as of December 31, 2007. We believe that our actual asset allocation, on average, will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

As of December 31, 2008, the projected benefit obligation was calculated assuming a discount rate of 6.90%, which is a 0.50% increase from the 6.40% discount rate assumed in 2007. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension expense for 2009, including the benefit restoration plan, is estimated to be $112 million, of which we expect $89 million to impact pre-tax earnings, based on an expected return on plan assets of 8.0% and a discount rate of 6.90% as of December 31, 2008. If the expected return assumption were lowered by 0.5% (from 8.00% to 7.50%), 2009 pension expense would increase by approximately $6 million.

As of December 31, 2008, the pension plan projected benefit obligation exceeded plan assets (including the unfunded benefit restoration plan) by $434 million. If the discount rate were lowered by 0.5% (from 6.90% to 6.40%), the assumption change would increase our projected benefit obligation and 2009 pension expense by approximately $74 million and $5 million, respectively. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2008 by $59 million and would result in a charge to comprehensive income in 2008 of $10 million, net of tax.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Impact of Changes in Interest Rates and Energy Commodity Prices

We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in our consolidated financial statements. Most of the revenues and income from our business activities are impacted by market risks. Categories of market risk include exposure to commodity prices through non-trading activities, interest rates and equity prices. A description of each market risk is set forth below:

•	Commodity price risk results from exposures to changes in spot prices, forward prices and price volatilities of commodities, such as natural gas, natural gas liquids and other energy commodities.

•	Interest rate risk primarily results from exposures to changes in the level of borrowings and changes in interest rates.

•	Equity price risk results from exposures to changes in prices of individual equity securities.

Management has established comprehensive risk management policies to monitor and manage these market risks. We manage these risk exposures through the implementation of our risk management policies and framework. We manage our commodity price risk exposures through the use of derivative financial instruments and derivative commodity instrument contracts. During the normal course of business, we review our hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation.

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

Interest Rate Risk

As of December 31, 2008, we had outstanding long-term debt, bank loans, lease obligations, and our obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $563 million and $1.5 billion at December 31, 2007 and 2008, respectively. If the floating interest rates were to increase by 10% from December 31, 2008 rates, our combined interest expense would increase by approximately $3 million annually.

At December 31, 2007 and 2008, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.2 billion and $9.0 billion, respectively, in principal amount and having a fair value of $9.7 billion and $8.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $310 million if interest rates were to decline by 10% from their levels at December 31, 2008. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 6 to our consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $117 million at December 31, 2008 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $19 million if interest rates were to decline by 10% from levels at December 31, 2008. Changes in the fair value of the derivative component, a $133 million recorded liability at December 31, 2008, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2008 levels, the fair value of the derivative component liability would increase by approximately $2 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 21.6 million shares of TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 6 to our consolidated financial statements for a discussion of our ZENS obligation. A decrease of 10% from the December 31, 2008 market value of TW Common would result in a net loss of approximately $5 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2008, the recorded fair value of our non-trading energy derivatives was a net liability of $183 million (before collateral). The net liability consisted of a net liability of $224 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $41 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their December 31, 2008 levels would have increased the fair value of our non-trading energy derivatives net liability by $118 million with all of the increase attributable to price stabilization activities related to our Natural Gas Distribution business segment. There would be no consolidated income statement impact of the $118 million as the Natural Gas Distribution segment records the offset to net over/under recovered gas cost liabilities or assets on the balance sheet.

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

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2009

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008 which is included herein on page 60.

/s/ DAVID M. MCCLANAHAN
President and Chief Executive Officer

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

February 25, 2009

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2006	2007	2008
	(In millions,
	except for share amounts)

Revenues	$9,319	$9,623	$11,322
Expenses:
Natural gas	5,909	5,995	7,466
Operation and maintenance	1,399	1,440	1,502
Depreciation and amortization	599	631	708
Taxes other than income taxes	367	372	373
Total	8,274	8,438	10,049
Operating Income	1,045	1,185	1,273
Other Income (Expense):
Gain (loss) on Time Warner investment	94	(114)	(139)
Gain (loss) on indexed debt securities	(80)	111	128
Interest and other finance charges	(470)	(503)	(466)
Interest on transition bonds	(130)	(123)	(136)
Distribution from AOL Time Warner litigation settlement	—	32	—
Additional distribution to ZENS holders	—	(27)	—
Equity in earnings of unconsolidated affiliates	6	16	51
Other, net	29	17	14
Total	(551)	(591)	(548)
Income Before Income Taxes	494	594	725
Income tax expense	(62)	(195)	(278)
Net Income	$432	$399	$447

Basic Earnings Per Share	$1.39	$1.25	$1.33

Diluted Earnings Per Share	$1.33	$1.17	$1.30

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2007	2008
	(In millions)
Net income	$432	$399	$447
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $28 and $32)	—	34	(79)
Minimum pension liability adjustment (net of tax of $6, $-0- and $-0-)	12	—	—
Net deferred gain (loss) from cash flow hedges (net of tax of $11, $6 and $2)	22	11	(4)
Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $8, $14 and $2)	14	(20)	(4)
Other comprehensive income (loss)	48	25	(87)
Comprehensive income	$480	$424	$360

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2008
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$129	$167
Investment in Time Warner common stock	357	218
Accounts receivable, net	910	1,009
Accrued unbilled revenues	558	541
Inventory	490	569
Non-trading derivative assets	38	118
Prepaid expense and other current assets	306	413
Total current assets	2,788	3,035
Property, Plant and Equipment, net	9,740	10,296
Other Assets:
Goodwill	1,696	1,696
Regulatory assets	2,993	3,684
Non-trading derivative assets	11	20
Investment in unconsolidated affiliates	88	345
Notes receivable from unconsolidated affiliates	148	323
Other	408	277
Total other assets	5,344	6,345
Total Assets	$17,872	$19,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$232	$153
Current portion of long-term debt	1,315	333
Indexed debt securities derivative	261	133
Accounts payable	726	897
Taxes accrued	316	189
Interest accrued	170	180
Non-trading derivative liabilities	61	87
Accumulated deferred income taxes, net	350	372
Other	360	504
Total current liabilities	3,791	2,848
Other Liabilities:
Accumulated deferred income taxes, net	2,235	2,609
Unamortized investment tax credits	31	24
Non-trading derivative liabilities	14	47
Benefit obligations	499	833
Regulatory liabilities	828	821
Other	300	276
Total other liabilities	3,907	4,610
Long-term Debt	8,364	10,181
Commitments and Contingencies (Note 10)
Shareholders’ Equity	1,810	2,037
Total Liabilities and Shareholders’ Equity	$17,872	$19,676

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In millions)
Cash Flows from Operating Activities:
Net income	$432	$399	$447
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	599	631	708
Amortization of deferred financing costs	56	65	28
Deferred income taxes	(241)	—	487
Tax and interest reserves reductions related to ZENS and ACES settlement	(107)	—	—
Unrealized loss (gain) on Time Warner investment	(94)	114	139
Unrealized loss (gain) on indexed debt securities	80	(111)	(128)
Write-down of natural gas inventory	66	11	30
Equity in earnings of unconsolidated affiliates, net of distributions	(5)	(13)	(51)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	262	—	(82)
Inventory	(82)	(102)	(109)
Taxes receivable	53	—	—
Accounts payable	(269)	(185)	87
Fuel cost over (under) recovery	111	(93)	45
Non-trading derivatives, net	(18)	11	(25)
Margin deposits, net	(156)	65	(182)
Interest and taxes accrued	230	(33)	(118)
Net regulatory assets and liabilities	79	81	(366)
Other current assets	(76)	13	(27)
Other current liabilities	18	(20)	29
Other assets	48	(20)	(20)
Other liabilities	6	(51)	(8)
Other, net	(1)	12	(33)
Net cash provided by operating activities	991	774	851
Cash Flows from Investing Activities:
Capital expenditures	(1,007)	(1,114)	(1,020)
Increase in restricted cash of transition bond companies	(32)	(1)	(11)
Increase in notes receivable from unconsolidated affiliates	—	(148)	(175)
Investment in unconsolidated affiliates	(13)	(39)	(206)
Other, net	(4)	2	44
Net cash used in investing activities	(1,056)	(1,300)	(1,368)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	187	45	(79)
Long-term revolving credit facility, net	(3)	331	1,110
Proceeds from long-term debt	324	900	1,088
Payments of long-term debt	(229)	(548)	(1,373)
Debt issuance costs	(5)	(9)	(26)
Payment of common stock dividends	(187)	(218)	(246)
Proceeds from issuance of common stock, net	27	22	80
Other, net	4	5	1
Net cash provided by financing activities	118	528	555
Net Increase in Cash and Cash Equivalents	53	2	38
Cash and Cash Equivalents at Beginning of Year	74	127	129
Cash and Cash Equivalents at End of Year	$127	$129	$167
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$532	$572	$586
Income taxes (refunds), net	195	205	(84)
Non-cash transactions:
Accounts payable related to capital expenditures	173	75	96

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2006		2007		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	310	3	314	3	323	3
Issuances related to benefit and investment plans	4	—	2	—	6	—
Issuances related to convertible debt conversions	—	—	7	—	17	—
Balance, end of year	314	3	323	3	346	3
Additional Paid-in-Capital
Balance, beginning of year	—	2,931	—	2,977	—	3,023
Issuances related to benefit and investment plans	—	46	—	46	—	112
Balance, end of year	—	2,977	—	3,023	—	3,135
Accumulated Deficit
Balance, beginning of year		(1,600)		(1,355)		(1,172)
Net income		432		399		447
Cumulative effect of uncertain tax positions standard		—		2		—
Common stock dividends — $0.60 per share in 2006, $0.68 per share in 2007, and $0.73 per share in 2008		(187)		(218)		(245)
Balance, end of year		(1,355)		(1,172)		(970)
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(82)		(48)		(127)
Net deferred gain (loss) from cash flow hedges		13		4		(4)
Total accumulated other comprehensive loss, end of year		(69)		(44)		(131)
Total Shareholders’ Equity		$1,556		$1,810		$2,037

See Notes to the Company’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background

CenterPoint Energy, Inc. (the Company) is a public utility holding company. The Company’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of December 31, 2008, the Company’s indirect wholly owned subsidiaries included:

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

(b)         Principles of Consolidation

The accounts of the Company and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. The Company’s investments in unconsolidated affiliates include a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 270-mile interstate natural gas pipeline and a 50% interest in Waskom Gas Processing Company, a Texas general partnership, which owns and operates a natural gas processing plant. Other investments, excluding marketable securities, are carried at cost.

(c)       Revenues

The Company records revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. The Interstate Pipelines and Field Services business segments record revenues as transportation and processing services are provided.

(d)         Long-lived Assets and Intangibles

The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment include the following:

	Weighted Average
	Useful Lives	December 31,
	(Years)	2007	2008
		(In millions)
Electric Transmission & Distribution	27	$6,993	$7,256
Natural Gas Distribution	32	3,065	3,266
Competitive Natural Gas Sales and Services	23	59	67
Interstate Pipelines	56	2,194	2,334
Field Services	51	493	601
Other property	26	446	482
Total		13,250	14,006
Accumulated depreciation and amortization:
Electric Transmission & Distribution		2,602	2,652
Natural Gas Distribution		590	708
Competitive Natural Gas Sales and Services		9	11
Interstate Pipelines		160	182
Field Services		29	28
Other property		120	129
Total accumulated depreciation and amortization		3,510	3,710
Property, plant and equipment, net		$9,740	$10,296

Goodwill by reportable business segment as of December 31, 2007 and 2008 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

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

At December 31, 2007 and 2008, the Company’s asset retirement obligations were $81 million and $63 million, respectively. The decrease in asset retirement obligations in 2008 of $18 million is primarily attributable to the increase in the credit-adjusted risk-free rate used to value the asset retirement obligations as of the end of the period.

The decrease in asset retirement obligations results in an increase in removal cost regulatory liabilities as discussed in Note 2(e).

(e)       Regulatory Assets and Liabilities

The Company applies the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), to the Electric Transmission & Distribution business segment and the Natural Gas Distribution business segment and to portions of the Interstate Pipelines business segment.

The following is a list of regulatory assets/liabilities reflected on the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2008:

	December 31,
	2007	2008
	(In millions)
Electric generation-related regulatory assets (1)	$545	$3
Securitized regulatory asset (1)	2,131	2,430
Unrecognized equity return	(220)	(207)
Unamortized loss on reacquired debt	79	73
Hurricane Ike restoration cost (2)	—	435
Pension and postretirement-related regulatory asset (3)	360	848
Other long-term regulatory assets	98	102
Total regulatory assets (2)	2,993	3,684

Electric generation-related regulatory liabilities	44	—
Estimated removal costs	734	779
Other long-term regulatory liabilities	50	42
Total regulatory liabilities	828	821

Total regulatory assets and liabilities, net	$2,165	$2,863
__________

(1)	As discussed in Note 8(b), the Company securitized approximately $483 million of electric generation-related regulatory assets in February 2008.

(2)
Pending review and approval by the Public Utility Commission of Texas (Texas Utility Commission), the Company is not recording a return on its Hurricane Ike restoration costs, see Note 3(a). Other regulatory assets that are not earning a return were not material at December 31, 2007 and 2008.

(3)
Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158), the Company recorded a regulatory asset for its unrecognized costs associated with operations that have historically recovered and currently recover pension and postretirement expenses in rates.

The Company’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2007 and 2008, these removal costs of $734 million and $779 million, respectively, are classified as regulatory liabilities in the Company’s Consolidated Balance Sheets. A portion of the amount of removal costs that relate to asset retirement obligations have been reclassified from a regulatory liability to an asset retirement liability in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).

(f)       Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(e) and 3(a) for additional discussion of these items.

The following table presents depreciation and amortization expense for 2006, 2007 and 2008.

	2006	2007	2008
Depreciation expense	$440	$455	$478
Amortization expense	159	176	230
Total depreciation and amortization expense	$599	$631	$708

(g)         Capitalization of Interest and Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for subsidiaries that apply SFAS No. 71. Interest and AFUDC for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. During 2006, 2007 and 2008, the Company capitalized interest and AFUDC of $10 million, $21 million and $12 million, respectively.

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

(i)       Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are net of an allowance for doubtful accounts of $38 million and $35 million at December 31, 2007 and 2008, respectively. The provision for doubtful accounts in the Company’s Statements of Consolidated Income for 2006, 2007 and 2008 was $35 million, $45 million and $54 million, respectively.

On November 25, 2008, CERC replaced a receivables facility that had terminated on October 28, 2008 with a new 364-day receivables facility. Availability under the new facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances. At December 31, 2007 and 2008, the facility size was $300 and $128 million, respectively. As of December 31, 2007 and 2008, advances under the receivables facilities were $232 million and $78 million, respectively.

(j)       Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market. Natural gas inventories of the Company’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of the Company’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2007 and 2008, the Company recorded $11 million and $30 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2007	2008
	(In millions)
Materials and supplies	$95	$128
Natural gas	395	441
Total inventory	$490	$569

(k)         Derivative Instruments

The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows. Such contracts are recognized in the Company’s Consolidated Balance Sheets at their fair value unless the Company elects the normal purchase and sales exemption for qualified physical transactions. A derivative contract may be designated as a normal purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If derivative contracts are designated as a cash flow hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), the effective portions of the changes in their fair values are reflected initially as a separate component of shareholders’ equity and subsequently recognized in income at the same time the hedged items impact earnings. The ineffective portions of changes in fair values of derivatives designated as hedges are immediately recognized in income. Changes in other derivatives not designated as normal or as a cash flow hedge are recognized in income as they occur. The Company does not enter into or hold derivative instruments for trading purposes.

The Company has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including the Company’s marketing, risk management services and hedging activities. The committee’s duties are to establish the Company’s commodity risk policies, allocate risk capital within limits established by the Company’s board of directors, approve use of new products and commodities, monitor positions and ensure compliance with the Company’s risk management policies and procedures and limits established by the Company’s board of directors.

The Company’s policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(l)       Investments in Other Debt and Equity Securities

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

As of December 31, 2007 and 2008, the Company held an investment in Time Warner Inc. (TW) common stock (TW Common), which was classified as a “trading” security. For information regarding this investment, see Note 6.

(m)         Environmental Costs

The Company expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. The Company expenses amounts that relate to an existing condition caused by past operations that do not have future economic benefit. The Company records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

(n)         Statements of Consolidated Cash Flows

For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001, December 2005 and February 2008, the Company was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds. Cash and cash equivalents does not include restricted cash of $49 million and $60 million at December 31, 2007 and 2008, respectively, which is included in other current assets in the Company’s Consolidated Balance Sheets. For additional information regarding transition bonds, see Notes 3(b) and 8(b). Cash and cash equivalents includes $128 million and $166 million at December 31, 2007 and 2008, respectively, that is held by the Company’s transition bond subsidiaries solely to support servicing the transition bonds.

(o)         New Accounting Pronouncements

In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which permits companies that enter into master netting arrangements to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Company adopted FIN 39-1 effective January 1, 2008 and began netting cash collateral receivables and payables and also its derivative assets and liabilities with the same counterparty subject to master netting agreements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects that the adoption of SFAS No. 161 will not have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with retrospective application required. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. The Company currently has no convertible debt that is within the scope of this FSP, but did during prior periods presented. Accordingly, the implementation of the FSP will have a non-cash affect on net income for prior periods and the consolidated balance sheets when the Company had contingently convertible debt outstanding. The effect on net income for the years ended December 31, 2007 and 2008 will be a decrease in net income of $4 million and $1 million, respectively. Upon adoption of this FSP, the effect on the balance sheet as of December 31, 2008 will be a credit to Additional Paid-In-Capital of $23 million, with an offsetting debit to retained earnings of $23 million.

(p)         Stock-Based Incentive Compensation Plans and Employee Benefit Plans

Stock-Based Incentive Compensation Plans

The Company has long-term incentive compensation plans (LICPs) that provide for the issuance of stock-based incentives, including performance-based shares, performance-based units, restricted shares and stock options to officers and key employees. A maximum of approximately 34 million shares of CenterPoint Energy common stock is authorized to be issued under these plans.

Equity awards are granted to employees without cost to the participants. The performance shares are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2006, 2007 and 2008 are subject to the operational condition that total common dividends declared during the three-year vesting period must be at least $1.80, $2.04 and $2.19 per share, respectively. The stock awards vest at the end of a three-year period. Upon vesting, both the performance shares and the stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period. The Company issues new shares in order to satisfy share-based payments related to LICPs.

Option awards are generally granted with an exercise price equal to the average of the high and low sales price of the Company’s stock at the date of grant. These option awards generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date and have 10-year contractual terms. No options were granted during 2006, 2007 and 2008.

The Company recorded LICP compensation expense of $10 million in each of the years ended December 31, 2006, 2007 and 2008.

The total income tax benefit recognized related to such arrangements was $4 million in each of the years ended December 31, 2006, 2007 and 2008. No compensation cost related to such arrangements was capitalized as a part of inventory or fixed assets in 2006, 2007 or 2008.

Compensation costs for performance shares and stock awards granted under the LICPs are measured using fair value and expected achievement levels on the grant date. Forfeitures are estimated on the date of grant and are adjusted as required through the remaining vesting period.

The following tables summarize the Company’s LICP activity for 2008:

Stock Options

	Outstanding Options Year Ended December 31, 2008
	Shares (Thousands)	Weighted-Average Exercise Price	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	6,770	$17.78
Forfeited or expired	(629)	22.11
Exercised	(285)	10.46
Outstanding at December 31, 2008	5,856	17.67	2.5	$12
Exercisable at December 31, 2008	5,856	17.67	2.5	12

Performance Shares

	Outstanding and Non-Vested Shares Year Ended December 31, 2008
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	2,132	$14.21
Granted	896	15.40
Forfeited or cancelled	(569)	13.02
Vested and released to participants	(357)	12.30
Outstanding at December 31, 2008	2,102	15.37	1.1	$17

The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (150%). The aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.
Stock Awards

	Outstanding and Non-Vested Stock Awards Year Ended December 31, 2008
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	720	$14.45
Granted	401	15.09
Forfeited	(64)	14.84
Vested and released to participants	(268)	12.72
Outstanding at December 31, 2008	789	15.33	1.2	$10

The weighted-average grant-date fair values of awards granted were as follows for 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
Performance shares	$13.05	$18.20	$15.40
Stock awards	12.96	18.29	15.09

The total intrinsic value of awards received by participants was as follows for 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(In millions)
Options exercised	$10	$13	$2
Performance shares	10	—	6
Performance units	—	3	—
Stock awards	7	4	5

As of December 31, 2008 there was $22 million of total unrecognized compensation cost related to non-vested LICP arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from LICPs was $17 million, $22 million and $3 million for 2006, 2007 and 2008, respectively.

The actual tax benefit realized for tax deductions related to LICPs totaled $11 million, $7 million and $5 million, for 2006, 2007 and 2008, respectively.

Pension and Postretirement Benefits

The Company maintains a non-contributory qualified defined benefit plan covering substantially all employees, with benefits determined using a cash balance formula. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings, which increased from 4% effective January 1, 2009, and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. Certain employees participating in the plan as of December 31, 1998 automatically receive the greater of the accrued benefit calculated under the prior plan formula through 2008 or the cash balance formula. Participants have historically been 100% vested in their benefit after completing five years of service. Effective January 1, 2008, the Company changed the vesting schedule to provide for 100% vesting after three years to comply with the Pension Protection Act of 2006. In addition to the non-contributory qualified defined benefit plan, the Company maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under the Company’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

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

The Company’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2006		2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Service cost	$37	$2	$37	$2	$31	$1
Interest cost	101	26	100	26	101	27
Expected return on plan assets	(143)	(12)	(149)	(12)	(147)	(12)
Amortization of prior service cost (credit)	(7)	2	(7)	—	(8)	3
Amortization of net loss	50	—	34	3	23	—
Amortization of transition obligation	—	7	—	7	—	7
Benefit enhancement	8	1	—	—	1	—
Net periodic cost	$46	$26	$15	$26	$1	$26

The Company used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	December 31,
	2006		2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Discount rate	5.70%	5.70%	5.85%	5.85%	6.40%	6.40%
Expected return on plan assets	8.50	8.00	8.50	7.60	8.50	7.60
Rate of increase in compensation levels	4.60	—	4.60	—	4.60	—

In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the Company’s pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2007 and 2008.

	December 31,
	2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,776	$469	$1,645	$437
Service cost	37	2	31	1
Interest cost	100	26	101	27
Participant contributions	—	5	—	5
Benefits paid	(145)	(35)	(123)	(38)
Actuarial gain	(123)	(33)	(59)	(10)
Plan amendment	—	—	114	—
Medicare reimbursement	—	3	—	4
Benefit enhancement	—	—	1	—
Benefit obligation, end of year	1,645	437	1,710	426
Change in Plan Assets
Plan assets, beginning of year	1,806	158	1,792	161
Employer contributions	9	22	8	27
Participant contributions	—	5	—	5
Benefits paid	(145)	(35)	(123)	(38)
Actual investment return	122	11	(401)	(20)
Plan assets, end of year	1,792	161	1,276	135
Funded status, end of year	$147	$(276)	$(434)	$(291)
Amounts Recognized in Balance Sheets
Other assets-other	$231	$—	$—	$—
Current liabilities-other	(8)	(8)	(9)	(10)
Other liabilities-benefit obligations	(76)	(268)	(425)	(281)
Net asset (liability), end of year	$147	$(276)	$(434)	$(291)
Actuarial Assumptions
Discount rate	6.40%	6.40%	6.90%	6.90%
Expected return on plan assets	8.50	7.60	8.00	7.05%
Rate of increase in compensation levels	4.60	—	4.60	—
Healthcare cost trend rate assumed for the next year	—	7.00	—	6.50
Prescription drug cost trend rate assumed for the next year	—	13.00	—	12.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.50	—	5.50
Year that the healthcare rate reaches the ultimate trend rate	—	2012	—	2011
Year that the prescription drug rate reaches the ultimate trend rate	—	2015	—	2014

At December 31, 2008, the pension benefit obligation increased by $114 million due to a plan amendment effective January 1, 2009.  The amendment increased certain cash balance accounts in conjunction with a transition to a uniform cash balance program effective 2009.

The accumulated benefit obligation for all defined benefit pension plans was $1,623 million and $1,708 million as of December 31, 2007 and 2008, respectively.

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

For measurement purposes, healthcare costs are assumed to increase 6.50% during 2009, after which this rate decreases until reaching the ultimate trend rate of 5.5% in 2011. Prescription drug costs are assumed to increase 12% during 2009, after which this rate decreases until reaching the ultimate trend rate of 5.5% in 2014.

Amounts recognized in accumulated other comprehensive income consist of the following:

	December 31,
	2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Unrecognized actuarial loss (gain)	$99	$(4)	$181	$5
Unrecognized prior service cost (credit)	(6)	14	17	11
Unrecognized transition obligation	—	4	—	3
Net amount recognized in other comprehensive income	$93	$14	$198	$19

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2008 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Net loss	$89	$9
Amortization of net loss	(7)	—
Prior service cost	22	—
Amortization of prior service credit (cost)	1	(3)
Amortization of transition obligation	—	(1)
Total recognized in comprehensive income	$105	$5

The total expense recognized in net periodic costs and other comprehensive income was $106 million and $31 million for pension and postretirement benefits, respectively, for the year ended December 31, 2008.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2009 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss	$15	$—
Unrecognized prior service cost	1	2
Amounts in comprehensive income to be recognized in net periodic cost in 2009	$16	$2

The following table displays pension benefits related to the Company’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2007		2008
	Pension Qualified	Pension Non-qualified	Pension Qualified	Pension Non-qualified
	(In millions)
Accumulated benefit obligation	$1,541	$82	$1,622	$86
Projected benefit obligation	1,561	84	1,624	86
Plan assets	1,792	—	1,276	—

Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on the postretirement benefit obligation	$17	$14
Effect on total of service and interest cost	1	1

The following table displays the weighted-average asset allocations as of December 31, 2007 and 2008 for the Company’s pension and postretirement benefit plans:

	December 31,
	2007		2008
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Domestic equity securities	49%	26%	27%	26%
Global equity securities	11	—	8	—
International equity securities	12	9	18	9
Debt securities	27	64	46	65
Real estate	1	—	1	—
Cash	—	1	—	—
Total	100%	100%	100%	100%

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

As part of the investment strategy discussed above, the Company has adopted and maintains the following weighted average allocation targets for its benefit plans:

	Pension Benefits	Postretirement Benefits
Domestic equity securities	25-35%	21-31%
Global equity securities	7-13%	—
International equity securities	17-23%	4-14%
Debt securities	34-44%	60-70%
Real estate	0-5%	—
Cash	0-2%	0-2%

The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2007 or 2008.

The Company contributed $8 million and $20 million to its non-qualified pension and postretirement benefits plans in 2008, respectively. The Company expects to contribute approximately $9 million and $18 million to its non-qualified pension and postretirement benefits plans in 2009, respectively.

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2009	$137	$34	$(3)
2010	141	36	(4)
2011	142	38	(4)
2012	147	39	(5)
2013	150	41	(6)
2014-2018	755	221	(36)

Savings Plan

The Company has a qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an employee stock ownership plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50%, which increased from 16% in prior years, of compensation. Effective January 1, 2009, the Company matches 100% of the first 6% of each employee’s compensation contributed. The Company previously matched 75% of the first 6% of each employee’s compensation contributed with the potential for an additional discretionary match of up to 50% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times.

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2008, 21,352,777 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented 24.5% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

The Company’s savings plan benefit expenses were $34 million, $35 million and $39 million in 2006, 2007 and 2008, respectively.

Postemployment Benefits

Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan) were $6 million in 2006. The Company recorded postemployment benefit income of $2 million and $1 million in 2007 and 2008, respectively.

Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2008 was $37 million and $32 million, respectively, relating to postemployment obligations.

Other Non-Qualified Plans

The Company has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2006, 2007 and 2008, the Company recorded benefit expense relating to these plans of $6 million, $7 million and $4 million, respectively. Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2008 was $100 million and $83 million, respectively, relating to deferred compensation plans.

Change in Control Agreements and Other Employee Matters

The Company has agreements with certain of its officers that generally provide, to the extent applicable, in the case of a change in control of the Company and termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits. These agreements are for a one-year term with automatic renewal unless action is taken by the Company’s board of directors prior to the renewal.

As of December 31, 2008, approximately 30% of the Company’s employees are subject to collective bargaining agreements. One of the collective bargaining agreements covering approximately 5% of the Company’s employees, Gas Workers Union Local No. 340, is scheduled to expire in 2009. The Company has a good relationship with this bargaining unit and expects to negotiate a new agreement in 2009.

(3)       Regulatory Matters

(a)         Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

The strong Category 2 storm initially left more than 90% of CenterPoint Houston’s more than 2 million metered customers without power, the largest outage in CenterPoint Houston’s 130-year history. Most of the widespread power outages were due to power lines damaged by downed trees and debris blown by Hurricane Ike’s winds. In addition, on Galveston Island and along the coastal areas of the Gulf of Mexico and Galveston Bay, the storm surge and flooding from rains accompanying the storm caused significant damage or destruction of houses and businesses served by CenterPoint Houston.

CenterPoint Houston estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $600 million to $650 million. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $17 million.

CenterPoint Houston has deferred the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs did not affect the Company’s or CenterPoint Houston’s reported net income for 2008. As of December 31, 2008, CenterPoint Houston recorded an increase of $145 million in construction work in progress and $435 million in regulatory assets for restoration costs incurred through December 31, 2008. Approximately $73 million of these costs are based on estimates and are included in accounts payable as of December 31, 2008. Additional restoration costs will continue to be incurred in 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that began in January 2009, CenterPoint Houston expects to seek a financing order from the Texas Utility Commission to obtain recovery of its storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following the hurricanes that affected that utility’s service territories in 2005. Assuming those bonds are issued, CenterPoint Houston will recover the amount of storm restoration costs determined by the Texas Utility Commission to have been prudently incurred out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under its 2006 rate case settlement, CenterPoint Houston is entitled to seek an adjustment to rates in this situation, even though in most instances its rates are frozen until 2010.

The natural gas distribution business of CERC (Gas Operations) also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana. As of December 31, 2008,

Gas Operations has deferred approximately $4 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

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

CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:

•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded CenterPoint Houston from recovering the interest component of the EMCs paid to retail electric providers (REPs); and

•	affirmed the True-Up Order in all other respects.

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

In June 2008, CenterPoint Houston petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, CenterPoint Houston seeks reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit CenterPoint Houston to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that CenterPoint Houston could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) CenterPoint Houston should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true up award.

Review by the Texas Supreme Court of the court of appeals decision is at the discretion of the court. In November 2008, the Texas Supreme Court requested the parties to the Petitions for Review to submit briefs on the merits of the issues raised. Briefing at the Texas Supreme Court should be completed in the second quarter of 2009. Although the Texas Supreme Court has not indicated whether it will grant review of the lower court’s decision, its request for full briefing on the merits allowed the parties to more fully explain their positions. There is no prescribed time in which the Texas Supreme Court must determine whether to grant review or, if review is granted, for a decision by that court. Although the Company and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, the Company can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, the Company recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in the Company’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, the Company anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $170 million to $385 million (pre-tax) plus interest subsequent to December 31, 2008.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, the Company received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require the Company to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on the Company’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review or briefs filed with the Texas Supreme Court, has challenged that order by the court of appeals, though the Texas Supreme Court, if it grants review, will have authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. The Company and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005 a subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

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

During the years ended December 31, 2006, 2007 and 2008, CenterPoint Houston recognized approximately $55 million, $42 million and $5 million, respectively, in operating income from the CTC. Additionally, during the years ended December 31, 2006, 2007 and 2008, CenterPoint Houston recognized approximately $13 million, $14 million and $13 million, respectively, of the allowed equity return not previously recognized. As of December 31, 2008, the Company had not recognized an allowed equity return of $207 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates.

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

(c)       Rate Proceedings

Texas.  In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, 23 either affirmatively approved or allowed the filed rates to go into effect by operation of law. Nine other cities were represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities were represented by the Gulf Coast Coalition of Cities (GCCC). In July 2008, Gas Operations reached a settlement agreement with the GCCC. That settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations a $3.4 million annual increase in revenues. The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The Railroad Commission issued an order in October 2008, which, if implemented across the entire Texas Coast service territory, would result in an annual revenue increase of $3.7 million. Both the Railroad Commission order and the settlement provide for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. In December 2008, the Railroad Commission issued an order on rehearing. Parties have filed second motions for rehearing on this order. However, in December 2008, Gas Operations implemented the approved rates for the nine TCUC cities and the environs, subject to refund. The impact of the Railroad Commission’s order on rehearing on the settled rates is still under review, and how rates will be conformed among all cities in the Texas Coast service territory is unknown at this time. A final decision from the Railroad Commission regarding the second motions for rehearing is expected no later than March 2009.

In September 2008, CenterPoint Houston filed an application with the Texas Utility Commission requesting an interim update to its wholesale transmission rate. The filing resulted in a revenue requirement increase of $22.5 million over rates then in effect. Approximately 74% will be paid by distribution companies other than CenterPoint Houston. The remaining 26% represents CenterPoint Houston’s share. That amount cannot be included in rates until 2010 under the terms of the rate freeze implemented in the settlement of CenterPoint Houston’s 2006 rate proceeding. In November 2008, the Texas Utility Commission approved CenterPoint Houston’s request. The interim rates became effective for service on and after November 5, 2008.

Minnesota.  In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision. In January 2009, the Minnesota Supreme Court heard oral arguments. While there is no deadline for a decision, a decision is expected by the end of the third quarter of 2009. While no prediction can be made as to the ultimate outcome, this matter will have no negative impact on the Company’s financial condition, results of operations or cash flows.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service. If approved by the MPUC, the proposed new rates would result in an overall increase in annual revenue of $59.8 million. The proposed increase would allow Gas Operations to recover increased operating costs, including higher bad debt and collection expenses, the cost of improved customer service and inflationary increases in other expenses. It also would allow recovery of increased costs related to conservation improvement programs and provide a return for the additional capital invested to serve its customers. In addition, Gas Operations is seeking an adjustment mechanism that would annually adjust rates to reflect changes in use per customer. In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. The MPUC is allowed ten months to issue a final decision; however, an extension of time can occur in certain circumstances.

(4)       Derivative Instruments

The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows.

(a)         Non-Trading Activities

Cash Flow Hedges.  The Company has entered into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133. The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During the year ended December 31, 2006, hedge ineffectiveness resulted in a gain of $2 million and during both the years ended December 31, 2007 and 2008, hedge ineffectiveness resulted in a loss of less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2008, the Company expects less than $1 million in accumulated other comprehensive income to be reclassified as a decrease in Natural gas expense during the next twelve months.

The length of time the Company is hedging its exposure to the variability in future cash flows using derivative instruments that have been designated and have qualified as cash flow hedging instruments is less than one year. The Company’s policy is not to exceed ten years in hedging its exposure.

Other Derivative Instruments.  The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the year ended December 31, 2006, the Company decreased natural gas expense from unrealized net gains of $34 million. During the year ended December 31, 2007, the Company increased natural gas expense from unrealized net losses of $10 million. During the year ended December 31, 2008, the Company increased revenues from unrealized net gains of $101 million and increased natural gas expense from unrealized net losses of $88 million, a net unrealized gain of $13 million.

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

In 2007, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007-2008 winter heating season. The swaps were based on ten-year normal weather and provided for a maximum payment by either party of $18 million. In July 2008, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2008-2009 winter heating season. The swaps are based on ten-year normal weather and provide for a maximum payment by either party of $11 million. During the years ended December 31, 2007 and 2008, the Company recognized losses of $-0- and $17 million, respectively, related to these swaps. Such amounts were substantially offset by increased margin due to colder than normal weather. These weather derivative losses are included in revenues in the Statements of Consolidated Income.

Interest Rate Swaps.  During 2002, the Company settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive loss and was amortized into interest expense over the five-year life of the designated fixed-rate debt. The settlement amount was fully amortized at December 31, 2007. Amortization of amounts deferred in accumulated other comprehensive loss for 2006 and 2007 was $31 million and $20 million, respectively.

Hedging of Future Debt Issuances.  In December 2007 and January 2008, the Company entered into treasury rate lock derivative instruments (treasury rate locks) having an aggregate notional amount of $300 million and a weighted-average locked U.S. treasury rate on ten-year debt of 4.05%. These treasury rate locks were executed to hedge the ten-year U.S. treasury rate expected to be used in pricing $300 million of fixed-rate debt the Company planned to issue in 2008, because changes in the U.S treasury rate would cause variability in the Company’s forecasted interest payments. These treasury rate lock derivatives were designated as cash flow hedges. Accordingly, unrealized gains and losses associated with the treasury rate lock derivative instruments were recorded as a component of accumulated other comprehensive income. In May 2008, the Company settled its treasury rate locks for a payment of $7 million. The $7 million loss recognized upon settlement of the treasury rate locks was recorded as a component of accumulated other comprehensive loss and will be recognized as a component of interest expense over the ten-year life of the related $300 million senior notes issued in May 2008. Amortization of amounts deferred in accumulated other comprehensive loss for the year ended December 31, 2008 was less than $1 million. During the years ended December 31, 2007 and 2008, the Company recognized a loss of $2 million and $5 million, respectively, for these treasury rate locks in accumulated other comprehensive loss. Ineffectiveness for the treasury rate locks was not material during the years ended December 31, 2007 and 2008.

(b)         Credit Risks

In addition to the risk associated with price movements, credit risk is also inherent in the Company’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the non-trading derivative assets of the Company as of December 31, 2007 and 2008 (in millions):

	December 31, 2007		December 31, 2008
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$16	$18	$8	$9
Financial institutions	25	25	4	4
Retail end users (2)	3	7	5	125
Total	$44	$50	$17	$138
__________

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

(2)	Retail end users represent commercial and industrial customers who have contracted to fix the price of a portion of their physical gas requirements for future periods.

(5)       Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test and the measurement of asset retirement obligations until January 1, 2009 as permitted. Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2008
	(in millions)
Assets
Corporate equities	$218	$—	$—	$—	$218
Investments, including money market funds	70	—	—	—	70
Derivative assets	8	155	49	(74)	138
Total assets	$296	$155	$49	$(74)	$426
Liabilities
Indexed debt securities derivative	$—	$133	$—	$—	$133
Derivative liabilities	44	244	107	(261)	134
Total liabilities	$44	$377	$107	$(261)	$267

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning liability balance as of January 1, 2008	$(3)
Total gains or (losses) (realized and unrealized):
Included in deferred fuel cost recovery	(10)
Included in earnings	(11)
Purchases, sales, other settlements, net:
Included in deferred fuel cost recovery	(41)
Included in earnings	6
Net transfers into Level 3	1
Ending liability balance as of December 31, 2008	$(58)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$7

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

    (b)        ZENS

In September 1999, the Company issued its ZENS having an original principal amount of $1.0 billion. ZENS are exchangeable for cash equal to the market value of a specified number of shares of TW common. The Company pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the shares of TW Common attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares of TW Common is less than or more than 2.309%. This is defined in the ZENS instrument as “contingent principal.” At December 31, 2008, ZENS having an original principal amount of $840 million and a contingent principal amount of $817 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of 21.6 million shares of TW Common deemed to be attributable to the ZENS. At December 31, 2008, the market value of such shares was approximately $218 million, which would provide an exchange amount of $246 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, the Company will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common.

The ZENS obligation is bifurcated into a debt component and a derivative component (the holder’s option to receive the appreciated value of TW Common at maturity). The bifurcated debt component accretes through interest charges at 17.4% annually up to the contingent principal amount of the ZENS in 2029. Such accretion will be reduced by annual cash interest payments, as described above. The derivative component is recorded at fair value and changes in the fair value of the derivative component are recorded in the Company’s Statements of Consolidated

Income. During 2006, 2007 and 2008, the Company recorded a gain (loss) of $94 million, $(114) million and $(139) million, respectively, on the Company’s investment in TW Common. During 2006, 2007 and 2008, the Company recorded a gain (loss) of $(80) million, $111 million and $128 million, respectively, associated with the fair value of the derivative component of the ZENS obligation. Changes in the fair value of the TW Common held by the Company are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

The following table sets forth summarized financial information regarding the Company’s investment in TW Common and the Company’s ZENS obligation (in millions).

	TW Investment	Debt Component of ZENS	Derivative Component of ZENS
Balance at December 31, 2005	$377	$109	$292
Accretion of debt component of ZENS	—	19	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	80
Gain on TW Common	94	—	—
Balance at December 31, 2006	471	111	372
Accretion of debt component of ZENS	—	20	—
2% interest paid	—	(17)	—
Gain on indexed debt securities	—	—	(111)
Loss on TW Common	(114)	—	—
Balance at December 31, 2007	357	114	261
Accretion of debt component of ZENS	—	20	—
2% interest paid	—	(17)	—
Gain on indexed debt securities	—	—	(128)
Loss on TW Common	(139)	—	—
Balance at December 31, 2008	$218	$117	$133

(7)       Equity

(a)         Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock.

(b)         Shareholder Rights Plan

The Company has a Shareholder Rights Plan that states that each share of its common stock includes one associated preference stock purchase right (Right) which entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share of Series A Preference Stock. The Rights, which expire on December 11, 2011, are exercisable upon some events involving the acquisition of 20% or more of the Company’s outstanding common stock. Upon the occurrence of such an event, each Right entitles the holder to receive common stock with a current market price equal to two times the exercise price of the Right. At any time prior to becoming exercisable, the Company may repurchase the Rights at a price of $0.005 per Right. There are 700,000 shares of Series A Preference Stock reserved for issuance upon exercise of the Rights.

(8)       Short-term Borrowings and Long-term Debt

	December 31, 2007		December 31, 2008
	Long-Term	Current(1)	Long-Term	Current(1)
	(In millions)
Short-term borrowings:
CERC Corp. receivables facility	$—	$232	$—	$78
Inventory financing	—	—	—	75
Total short-term borrowings	—	232	—	153
Long-term debt:
CenterPoint Energy:
ZENS(2)	—	114	—	117
Senior notes 5.875% to 7.25% due 2008 to 2018	650	200	950	—
Convertible senior notes 3.75% due 2023(3)	—	535	—	—
Pollution control bonds 4.00% due 2015(4)	151	—	151	—
Pollution control bonds 4.70% to 8.00% due 2011 to 2030(5)	1,046	—	871	—
Bank loans due 2012(6)	131	—	264	—
Other	—	—	12	1
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 5.60% to 6.95% due 2013 to 2033	1,262	—	1,262	—
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(7)	229	—	229	—
Transition Bonds 4.192% to 5.63% due 2008 to 2020	2,101	159	2,381	208
Bank loans due 2012(6)	50	—	251	—
CERC Corp.:
Convertible subordinated debentures 6.00% due 2012	50	7	44	7
Senior notes 5.95% to 7.875% due 2008 to 2037	2,447	300	2,747	—
Bank loans due 2012(6)	150	—	926	—
Other	1	—	1	—
Unamortized discount and premium(8)	(6)	—	(10)	—
Total long-term debt	8,364	1,315	10,181	333
Total debt	$8,364	$1,547	$10,181	$486
__________
(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
The Company’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 6(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	Substantially all of the Company’s 3.75% convertible senior notes were submitted for conversion in 2008, as described in Note 8(b), “Long-term Debt — Convertible Debt.”

(4)	These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(5)	$527 million of these series of debt is secured by general mortgage bonds of CenterPoint Houston.

(6)	Classified as long-term debt because the termination dates of the facilities under which the funds were borrowed are more than one year from the date noted.

(7)	These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(8)
Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in long-term debt is additional unamortized premium related to fair value adjustments of long-term debt of $3 million at both December 31, 2007 and 2008, which is being amortized over the respective remaining term of the related long-term debt.

(a)         Short-term Borrowings

Receivables Facility.  On November 25, 2008, CERC replaced a receivables facility that had terminated on October 28, 2008 with a new 364-day receivables facility. Availability under the new facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances. At December 31, 2007 and 2008 the facility size was $300 and $128 million, respectively. As of December 31, 2007 and 2008, advances under the receivables facilities were $232 million and $78 million, respectively. As of December 31, 2008, advances had an interest rate of 3.81%.

Inventory Financing.  In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million. This transaction was accounted for as a financing and, as of December 31, 2008, the Company’s financial statements reflect natural gas inventory of $75 million and a financing obligation of $75 million related to this transaction.

Revolving Credit Facility.  In November 2008, CenterPoint Houston entered into a $600 million 364-day credit facility. The $600 million CenterPoint Houston credit facility will terminate if bonds are issued to securitize the costs incurred as a result of Hurricane Ike and if those bonds are issued prior to the November 24, 2009 expiration of the facility. CenterPoint Houston expects to seek legislative and regulatory approval for the issuance of such bonds during 2009.

The $600 million CenterPoint Houston credit facility is secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston. Borrowing costs for London Interbank Offered Rate (LIBOR)-based loans will be at a margin of 2.25 percent above LIBOR rates, based on CenterPoint Houston’s current ratings. In addition, CenterPoint Houston will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on the borrower’s credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. As of December 31, 2008, there were no borrowings outstanding under the $600 million CenterPoint Houston credit facility.

(b)         Long-term Debt

Senior Notes and General Mortgage Bonds. In May 2008, the Company issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.50%. The proceeds from the sale of the senior notes were used for general corporate purposes, including the satisfaction of cash payment obligations in connection with conversions of the Company’s 3.75% convertible senior notes.

In May 2008, CERC Corp. issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.00%. The proceeds from the sale of the senior notes were used for general corporate purposes, including capital expenditures, working capital and loans to or investments in affiliates.

In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds, due in March 2014 with an interest rate of 7.00%. The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under its revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

Revolving Credit Facilities.  The Company’s $1.2 billion credit facility has a first-drawn cost of LIBOR plus 55 basis points based on the Company’s current credit ratings. The facility contains a debt (excluding transition bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified (i) in August 2008 so that the permitted ratio of debt to EBITDA would continue at its then-current level for the remaining term of the facility and (ii) in November 2008 so that the permitted ratio of debt to EBITDA would be temporarily increased until the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike, after which time the permitted ratio would revert to the level that existed prior to the November 2008 modification.

CenterPoint Houston’s $289 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition bonds) to total capitalization covenant.

CERC Corp.’s $950 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant.

Under the Company’s $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp’s $950 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2007 and 2008, the following loan balances were outstanding under the Company’s revolving credit facilities (in millions):

	December 31, 2007	December 31, 2008
CenterPoint Energy $1.2 billion credit facility borrowings	$131	$264
CenterPoint Houston $289 million credit facility borrowings	50	251
CERC Corp. $950 million credit facility borrowings	150	926
Total credit facility borrowings	$331	$1,441

In addition, as of December 31, 2007 and 2008, the Company had approximately $28 million and $27 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility and CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility as of both December 31, 2007 and 2008. There was no commercial paper outstanding that would have been backstopped by the Company’s $1.2 billion credit facility or CERC Corp.’s $950 million credit facility at December 31, 2007 and 2008. The Company, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of December 31, 2008.

Transition Bonds. Pursuant to a financing order issued by the Texas Utility Commission in September 2007, in February 2008 a subsidiary of CenterPoint Houston issued approximately $488 million in transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Scheduled final payment dates are February 2017 and February 2020. Through issuance of the transition bonds, CenterPoint Houston securitized transition property of approximately $483 million representing the remaining balance of the CTC less an environmental refund as reduced by the fuel reconciliation settlement amount. See Note 3(b) for further discussion.

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

In April 2008, the Company called its 3.75% convertible senior notes for redemption on May 30, 2008. At the time of the announcement, the notes were convertible at the option of the holders, and substantially all of the notes were submitted for conversion on or prior to the May 30, 2008 redemption date. During the year ended December 31, 2008, the Company issued 16.9 million shares of its common stock and paid cash of approximately $532 million to settle conversions of approximately $535 million principal amount of its 3.75% convertible senior notes.

In December 2006, the Company called its 2.875% convertible senior notes for redemption on January 22, 2007. The 2.875% convertible senior notes became immediately convertible at the option of the holders upon the call for redemption and were convertible through the close of business on the redemption date. Substantially all the $255 million aggregate principal amount of the 2.875% convertible senior notes were converted in January 2007.

The $255 million principal amount of the 2.875% convertible senior notes was settled in cash and the excess value due converting holders of $97 million was settled by delivering approximately 5.6 million shares of the Company’s common stock.

Purchase of Pollution Control Bonds.  In April 2008, the Company purchased $175 million principal amount of pollution control bonds issued on its behalf at 102% of their principal amount. Prior to the purchase, $100 million principal amount of such bonds had a fixed rate of interest of 7.75% and $75 million principal amount of such bonds had a fixed rate of interest of 8%. Depending on market conditions, the Company may remarket both series of bonds, at 100% of their principal amounts, in 2009.

Maturities.  The Company’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $216 million in 2009, $438 million in 2010, $815 million in 2011, $1.8 billion in 2012 and $1.5 billion in 2013.

Liens.  As of December 31, 2008, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2006, 2007 and 2008 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2009 is approximately $170 million, and the sinking fund requirement to be satisfied in 2009 is approximately $3 million. The Company expects CenterPoint Houston to meet these 2009 obligations by certification of property additions. As of December 31, 2008, CenterPoint Houston’s assets were also subject to liens securing approximately $2.6 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2006	2007	2008
	(In millions)
Current:
Federal	$373	$163	$(220)
State	37	32	11
Total current	410	195	(209)
Deferred:
Federal	(362)	47	437
State	14	(47)	50
Total deferred	(348)	—	487
Income tax expense	$62	$195	$278

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2007	2008
	(In millions)
Income before income taxes	$494	$594	$725
Federal statutory rate	35%	35%	35%
Income taxes at statutory rate	173	208	254
Net addition (reduction) in taxes resulting from:
State income taxes (benefit), net of valuation allowance and federal income tax	33	(10)	40
Amortization of investment tax credit	(7)	(8)	(7)
Tax basis balance sheet adjustments	—	25	—
Increase (decrease) in settled and uncertain income tax positions	(118)	(20)	8
Other, net	(19)	—	(17)
Total	(111)	(13)	24
Income tax expense	$62	$195	$278
Effective income tax rate	12.6%	32.8%	38.4%

Changes in the Texas State Franchise Tax Law (Texas margin tax) resulted in classifying Texas margin tax of approximately $8 million, net of federal income tax effect, as income tax expense in 2008 for CenterPoint Houston. The 2007 state income tax benefit of $10 million includes a benefit of approximately $30 million, net of federal income tax effect, as a result of the Texas margin tax and a Texas state tax examination for the tax years 2002 through 2004.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2007	2008
	(In millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$17	$15
Deferred gas costs	26	13
Other	—	1
Total current deferred tax assets	43	29
Non-current:
Loss and credit carryforwards	52	36
Employee benefits	173	360
Other	6	57
Total non-current deferred tax assets before valuation allowance	231	453
Valuation allowance	(18)	(5)
Total non-current deferred tax assets	213	448
Total deferred tax assets, net	256	477

Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	294	373
Unrealized gain on TW Common	77	28
Other	22	—
Total current deferred tax liabilities	393	401
Non-current:
Depreciation	1,359	1,679
Regulatory assets, net	1,039	1,319
Other	50	59
Total non-current deferred tax liabilities	2,448	3,057
Total deferred tax liabilities	2,841	3,458
Accumulated deferred income taxes, net	$2,585	$2,981

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2008, the Company has approximately $138 million of state net operating loss carryforwards which expire in various years between 2009 and 2028. A valuation allowance has been established for approximately $60 million of the state net operating loss carryforwards that may not be realized. The Company has a state tax credit carryforward of approximately $44 million which expires in 2026. At December 31, 2008, the Company has approximately $244 million of state capital loss carryforwards which expire in 2017 for which a valuation allowance has been established.

Uncertain Income Tax Positions.  The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of approximately $2 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 accumulated deficit. A reconciliation of the change in unrecognized tax benefits for 2007 and 2008 is as follows:

	December 31,
	2007	2008
	(In millions)
Balance, beginning of year	$72	$82
Tax positions related to prior years:
Additions	28	20
Reductions	(20)	(2)
Tax positions related to current year:
Additions	4	17
Settlements	(2)	—
Balance, end of year	$82	$117

The Company has approximately $10 million and $14 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2007 and 2008, respectively. The Company recognizes interest and penalties as a component of income tax expense. The Company recognized approximately $3 million and $6 million of interest on uncertain income tax positions during 2007 and 2008, respectively. The Company had accrued $4 million and $10 million of interest on uncertain income tax positions at December 31, 2007 and 2008, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly over the next 12 months.

Tax Audits and Settlements.  The Company’s consolidated federal income tax returns have been audited and settled through the 2003 tax year. The Company is currently under examination by the IRS for tax years 2004 through 2007 and is at various stages of the examination process. The Company has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2008.

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

(10)           Commitments and Contingencies

(a)         Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2007 and December 31, 2008 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2008, minimum payment obligations for natural gas supply commitments are approximately $776 million in 2009, $474 million in 2010, $437 million in 2011, $430 million in 2012, $447 million in 2013 and $956 million in 2014 and thereafter.

(b)         Lease Commitments

The following table sets forth information concerning the Company’s obligations under non-cancelable long-term operating leases at December 31, 2008, which primarily consist of rental agreements for building space, data processing equipment and vehicles (in millions):

2009	$14
2010	12
2011	11
2012	7
2013	6
2014 and beyond	25
Total	$75

Total lease expense for all operating leases was $56 million, $48 million and $46 million during 2006, 2007 and 2008, respectively.

(c)       Other Commitments

In December 2008, the Company entered into an agreement to purchase software licenses, support and maintenance over the next five years. As of December 31, 2008, payment obligations under this agreement are $5 million in 2009, $7 million in 2010, $6 million in 2011, $6 million in 2012 and $6 million in 2013.

In 2007, CenterPoint Energy Gas Transmission Company (CEGT) completed phases one and two of its Carthage to Perryville pipeline project with a total capacity of 1.25 billion cubic feet (Bcf) per day. In 2008, CEGT completed the Phase III expansion of the Carthage to Perryville pipeline which increased total capacity to 1.5 Bcf per day. During the four-year period subsequent to the in-service date of the pipeline, XTO Energy, CEGT’s anchor shipper, can request, and subject to mutual negotiations that meet specific financial parameters and to FERC approval, CEGT would construct a 67-mile extension from CEGT’s Perryville hub to an interconnect with Texas Eastern Gas Transmission at Union Church, Mississippi. CEGT filed with FERC on December 5, 2008 to increase the Carthage to Perryville capacity to approximately 1.9 Bcf per day. The expansion includes a new compressor unit at two of CEGT’s existing stations and is currently projected to be placed in service in the second quarter of 2010.

(d)         Legal, Environmental and Other Regulatory Matters

Legal Matters

RRI Indemnified Litigation

The Company, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between the Company and Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI), the Company and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of the lawsuits described below under “Gas Market Manipulation Cases,” and “Electricity Market Manipulation Cases.” Pursuant to the indemnification obligation, RRI is defending the Company and its subsidiaries to the extent named in these lawsuits. Although the ultimate outcome of these matters cannot be predicted at this time, the Company has not considered it necessary to establish reserves related to this litigation.

Gas Market Manipulation Cases.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2001. The Company’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others,  recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. The Company and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2007. In October 2006, RRI reached a settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the other gas cases consolidated in state court in California, the Court of Appeals found that the Company was not a successor to the liabilities of a subsidiary of RRI, and the Company was dismissed from these suits in April 2008. In the Nevada federal litigation, three of the complaints were dismissed based on defendants’ filed rate doctrine defense, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings. In July 2008, the plaintiffs in four of the federal court cases agreed to dismiss the Company from those cases. In August 2008, the plaintiffs in five additional cases also agreed to dismiss the Company from those cases, but one of these plaintiffs has moved to amend its complaint to add CenterPoint Energy Services, Inc., a subsidiary of CERC Corp., as a defendant in that case. As a result, the Company remains a party in only two remaining gas market manipulation cases, one pending in Nevada state court in Clark County and one in federal district court in Nevada. The Company believes it is not a proper defendant in the remaining cases and will continue to pursue dismissal from those cases.

Electricity Market Manipulation Cases.  A large number of lawsuits were filed against numerous market participants in connection with the operation of the California electricity markets in 2000-2001. The Company’s former affiliate, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. The Company was named as a defendant in certain of these suits. These lawsuits, many of which were filed as class actions and which were based on a number of legal theories, have all been resolved. In August 2005, RRI reached a settlement with the Federal Energy Regulatory Commission (FERC) enforcement staff, the states of California, Washington and Oregon, California’s three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI  related to the operation of the electricity markets in California and certain other western states in 2000-2001, including the claims made by plaintiffs in the suits against RRI naming the Company. The settlement was approved by the FERC, by the California Public Utilities Commission and by the courts in which the electricity class action cases were pending. An appeal by two parties to the California Court of Appeals was denied with no further appeal sought. A party in the FERC proceedings sought review of the FERC’s order approving the settlement in the Ninth Circuit Court of Appeals, but in December 2008, that party voluntarily withdrew its petition for review, and the settlement is now final. The Company is not a party to the settlement, but may rely on the settlement as a defense to any claims.

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

In October 2004, a lawsuit was filed by certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against the Company, CERC Corp., EGMC, CenterPoint Energy Gas Transmission Company (CEGT), CenterPoint Energy Field Services (CEFS), CEPS, Mississippi River Transmission Corp. (MRT) and various non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC). In response to that ruling, in August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. In February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction. The Miller County court subsequently dismissed the case in accordance with the Arkansas Supreme Court’s mandate and all appellate deadlines have expired.

In June 2007, the Company, CERC Corp., EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case. In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against the Company, CERC Corp., EGMC and the other defendants in the Miller County case. In January 2009, the court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over Texas claims. The Company does not anticipate that an appeal will be filed.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. In February 2009, the Arkansas plaintiff notified the APSC that he would no longer pursue his claims. That complaint remains pending at the APSC, subject to the review of the Arkansas Attorney General, APSC Staff and the APSC.

In February 2003, a lawsuit was filed in state court in Caddo Parish, Louisiana against CERC with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against CERC seeking to recover alleged overcharges for gas or gas services allegedly provided by CERC to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish lawsuits were stayed pending the resolution of the petitions filed with the LPSC. In August 2007, the LPSC issued an order approving a Stipulated Settlement in the review initiated by the plaintiffs in the Calcasieu Parish litigation. In the LPSC proceeding, CERC’s gas purchases were reviewed back to 1971. The review concluded that CERC’s gas costs were

“reasonable and prudent,” but CERC agreed to credit to jurisdictional customers approximately $920,000, including interest, related to certain off-system sales. The refund was completed in the fourth quarter of 2008. A similar review by the LPSC related to the Caddo Parish litigation was resolved without additional payment by CERC. In October 2008, the courts considering the Caddo and Calcasieu Parish cases dismissed these cases pursuant to motions to dismiss and these proceedings have been concluded.

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

Environmental Matters

Manufactured Gas Plant Sites.  CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At December 31, 2008, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2008, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

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

Asbestos.  Some facilities owned by the Company contain or have contained asbestos insulation and other asbestos-containing materials. The Company or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by the Company, but most existing claims relate to facilities previously owned by the Company’s subsidiaries. The Company anticipates that additional claims like those received may be asserted in the future. In 2004, the Company sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from the Company and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but the Company has agreed to continue to defend such claims to the extent they are covered by insurance maintained by the Company, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, the Company intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Groundwater Contamination Litigation.  Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana. In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants. Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases. In January 2009, CERC and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources and the court, is expected to finally resolve this litigation. The Company and CERC do not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of either the Company or CERC.

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

The potential exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $108 million as of December 31, 2008. RRI continues to meet its obligations under the contracts, and, on the basis of market conditions, the Company and CERC have not required additional security. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, the Company would retain exposure to the counterparty under the guaranty.

(11)           Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “available-for-sale” and “trading” in accordance with SFAS No. 115, and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Consolidated Balance Sheets at December 31, 2007 and 2008 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Notes 4 and 5). Therefore, these financial instruments are stated at fair value and are excluded from the table below.

	December 31, 2007		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt (excluding capital leases)	$9,564	$10,048	$10,396	$9,875

(12)           Earnings Per Share

The following table reconciles numerators and denominators of the Company’s basic and diluted earnings per share calculations:

	For the Year Ended December 31,
	2006	2007	2008
	(In millions, except per share and share amounts)
Basic earnings per share calculation:
Net income	$432	$399	$447

Weighted average shares outstanding	311,826,000	320,480,000	336,387,000

Basic earnings per share	$1.39	$1.25	$1.33

Diluted earnings per share calculation:
Net income	$432	$399	$447

Weighted average shares outstanding	311,826,000	320,480,000	336,387,000
Plus: Incremental shares from assumed conversions:
Stock options(1)	974,000	1,059,000	760,000
Restricted stock	1,553,000	1,928,000	1,772,000
2.875% convertible senior notes	1,625,000	291,000	—
3.75% convertible senior notes	8,800,000	18,749,000	4,636,000
Weighted average shares assuming dilution	324,778,000	342,507,000	343,555,000

Diluted earnings per share	$1.33	$1.17	$1.30
      __________

(1)
Options to purchase 5,863,907, 3,225,969 and 2,617,772 shares were outstanding for the years ended December 31, 2006, 2007 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective years.

All of the 2.875% contingently convertible senior notes and substantially all of the 3.75% contingently convertible senior notes provided for settlement of the principal portion in cash rather than stock. In accordance with Emerging Issues Task Force Issue No. 04-8, “Accounting Issues related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” the portion of the conversion value of such notes that must be settled in cash rather than stock is excluded from the computation of diluted earnings per share from continuing operations. The Company included the conversion spread in the calculation of diluted earnings per share when the average market price of the Company’s common stock in the respective reporting period exceeded the conversion price. All of the Company’s 2.875% convertible senior notes were either redeemed or surrendered for conversion in January 2007 and substantially all of the Company’s 3.75% convertible senior notes were submitted for conversion on or prior to the May 30, 2008 redemption date, as described in Note 8(b), “Long-term Debt — Convertible Debt.”

(13)           Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
Revenues	$3,106	$2,033	$1,882	$2,602
Operating income	353	242	287	303
Net income	130	70	91	108

Basic earnings per share(1)	$0.41	$0.22	$0.29	$0.34

Diluted earnings per share(1)	$0.38	$0.20	$0.27	$0.32
	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
Revenues	$3,363	$2,670	$2,515	$2,774
Operating income	336	297	337	303
Net income	123	101	136	87

Basic earnings per share(1)	$0.38	$0.30	$0.40	$0.25

Diluted earnings per share(1)	$0.36	$0.30	$0.39	$0.25
           _________

(1)
Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. The Company included the conversion spread related to its contingently convertible senior notes in the calculation of diluted earnings per share when the average market price of the Company’s common stock in the respective reporting period exceeds the conversion price. All of the Company’s 2.875% convertible senior notes were either redeemed or surrendered for conversion in January 2007 and substantially all of the Company’s 3.75% convertible senior notes were submitted for conversion on or prior to the May 30, 2008 redemption date, as described in Note 8(b), “Long-term Debt — Convertible Debt.”

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

The Company’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The rate-regulated electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of rate-regulated intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents the Company’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering operations. Other Operations consists primarily of other corporate operations which support all of the Company’s business operations.

Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets		Expenditures for Long-Lived Assets
As of and for the year ended December 31, 2006:
Electric Transmission & Distribution	$1,781	(1)	$—	$379	$576	$8,463		$389
Natural Gas Distribution	3,582		11	152	124	4,463		187
Competitive Natural Gas Sales and Services	3,572		79	1	77	1,501		18
Interstate Pipelines(2)	255		133	37	181	2,738		437
Field Services(3)	119		31	10	89	608		65
Other	10		5	20	(2)	2,047	(4)	25
Reconciling Eliminations	—		(259)	—	—	(2,187)		—
Consolidated	$9,319		$—	$599	$1,045	$17,633		$1,121
As of and for the year ended December 31, 2007:
Electric Transmission & Distribution	$1,837	(1)	$—	$398	$561	$8,358		$401
Natural Gas Distribution	3,749		10	155	218	4,332		191
Competitive Natural Gas Sales and Services	3,534		45	5	75	1,221		7
Interstate Pipelines(2)	357		143	44	237	3,007		308
Field Services(3)	136		39	11	99	669		74
Other	10		—	18	(5)	1,956	(4)	30
Reconciling Eliminations	—		(237)	—	—	(1,671)		—
Consolidated	$9,623		$—	$631	$1,185	$17,872		$1,011
As of and for the year ended December 31, 2008:
Electric Transmission & Distribution	$1,916	(1)	$—	$460	$545	$8,880		$481	(5)
Natural Gas Distribution	4,217		9	157	215	4,961		214
Competitive Natural Gas Sales and Services	4,488		40	3	62	1,315		8
Interstate Pipelines(2)	477		173	46	293	3,578		189
Field Services(3)	213		39	12	147	826		122
Other	11		—	30	11	2,185	(4)	39
Reconciling Eliminations	—		(261)	—	—	(2,069)		—
Consolidated	$11,322		$—	$708	$1,273	$19,676		$1,053
     __________

(1)
Sales to subsidiaries of RRI in 2006, 2007 and 2008 represented approximately $737 million, $661 million and $635 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Interstate Pipelines recorded equity income of $6 million and $36 million (including $6 million and $33 million related to pre-operating allowance for funds used during construction) in the years ended December 31, 2007 and 2008, respectively, from its 50 percent interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption. Interstate Pipelines’ investment in SESH was $8 million, $58 million and $307 million as of December 31, 2006, 2007 and 2008 and is included in Investment in unconsolidated affiliates.

(3)
Field Services recorded equity income of $6 million, $10 million and $15 million for the years ended December 31, 2006, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption. Field Services’ investment in the jointly-owned gas processing plant was $24 million, $30 million and $38 million as of December 31, 2006, 2007 and 2008 and is included in Investment in unconsolidated affiliates.

(4)
Included in total assets of Other Operations as of December 31, 2006 and 2007 are pension assets of $109 million and $231 million, respectively. Also included in total assets of Other Operations as of December 31, 2006, 2007 and 2008, are pension related regulatory assets of $420 million, $319 million and $800 million, respectively, resulting from the Company’s adoption of SFAS No. 158.

(5)	Included in expenditures for long-lived assets of Electric Transmission & Distribution is $145 million related to Hurricane Ike.

	Year Ended December 31,
Revenues by Products and Services:	2006	2007	2008
	(In millions)

Electric delivery sales	$1,781	$1,837	$1,916
Retail gas sales	4,546	4,941	6,216
Wholesale gas sales	2,331	2,196	2,295
Gas transport	550	532	756
Energy products and services	111	117	139
Total	$9,319	$9,623	$11,322

(15)           Subsequent Events

On January 22, 2009, the Company’s board of directors declared a regular quarterly cash dividend of $0.19 per share of common stock payable on March 10, 2009, to shareholders of record as of the close of business on February 16, 2009.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2009 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.           Executive Compensation

The information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2009 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2009 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2009 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.           Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2009 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2008.

Report of Independent Registered Public Accounting Firm	107
I — Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)	108
II — Qualifying Valuation Accounts	113

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 115, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 25, 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the index at Item 15 (a)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2009

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2006	2007	2008
	(In millions)
Expenses:
Operation and Maintenance Expenses	$(19)	$(17)	$(12)
Taxes Other than Income	(2)	(4)	1
Total	(21)	(21)	(11)
Other Income (Expense):
Interest Income from Subsidiaries	18	22	12
Other Income (Expense)	6	1	(5)
Gain (Loss) on Indexed Debt Securities	(80)	111	128
Interest Expense to Subsidiaries	(69)	(67)	(38)
Interest Expense	(196)	(219)	(160)
Distribution to ZENS Holders	—	(27)	—
Total	(321)	(179)	(63)
Loss Before Income Taxes	(342)	(200)	(74)
Income Tax Benefit	214	84	31
Loss Before Equity in Subsidiaries	(128)	(116)	(43)
Equity Income of Subsidiaries	560	515	490
Net Income	$432	$399	$447

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2007	2008
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Notes receivable — subsidiaries	216	82
Accounts receivable — subsidiaries	106	53
Other assets	2	—
Total current assets	324	135
Other Assets:
Investment in subsidiaries	5,848	5,176
Notes receivable — subsidiaries	151	151
Other assets	578	826
Total other assets	6,577	6,153
Total Assets	$6,901	$6,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable — subsidiaries	$1	$21
Current portion of long-term debt	849	117
Indexed debt securities derivative	261	133
Accounts payable:
Subsidiaries	558	40
Other	3	3
Taxes accrued	372	338
Interest accrued	28	26
Non-trading derivative liabilities	2	—
Other	18	18
Total current liabilities	2,092	696
Other Liabilities:
Accumulated deferred tax liabilities	193	138
Benefit obligations	78	426
Notes payable — subsidiaries	750	750
Other	1	7
Total non-current liabilities	1,022	1,321
Long-Term Debt	1,977	2,234
Shareholders’ Equity:
Common stock	3	3
Additional paid-in capital	3,023	3,135
Accumulated deficit	(1,172)	(970)
Accumulated other comprehensive loss	(44)	(131)
Total shareholders’ equity	1,810	2,037
Total Liabilities and Shareholders’ Equity	$6,901	$6,288

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2007	2008
	(In millions)
Operating Activities:
Net income	$432	$399	$447
Non-cash items included in net income:
Equity income of subsidiaries	(560)	(515)	(490)
Deferred income tax expense	(169)	52	90
Tax and interest reserves reductions related to ZENS and ACES settlement	(107)	—	—
Amortization of debt issuance costs	36	46	6
Loss (gain) on indexed debt securities	80	(111)	(128)
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	33	20	(65)
Accounts payable	(13)	11	—
Other current assets	(1)	—	2
Other current liabilities	117	(50)	(111)
Common stock dividends received from subsidiaries	227	240	746
Other	18	2	(7)
Net cash provided by operating activities	93	94	490
Investing Activities:
Short-term notes receivable from subsidiaries	69	175	134
Long-term notes receivable from subsidiaries	21	—	—
Net cash provided by investing activities	90	175	134
Financing Activities:
Long-term revolving credit facility, net	(3)	131	133
Proceeds from long-term debt	—	250	300
Payments on long-term debt	—	(295)	(907)
Debt issuance costs	(3)	(2)	(4)
Common stock dividends paid	(187)	(218)	(246)
Proceeds from issuance of common stock, net	27	22	80
Short-term notes payable to subsidiaries	153	(157)	20
Long-term notes payable to subsidiaries	(171)	—	—
Net cash used in financing activities	(184)	(269)	(624)
Net Decrease in Cash and Cash Equivalents	(1)	—	—
Cash and Cash Equivalents at Beginning of Year	1	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

(1) Background. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy or the Company) appearing in the Annual Report on Form 10-K. Bank facilities at CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., indirect wholly owned subsidiaries of the Company, limit debt, excluding transition bonds, as a percentage of their total capitalization to 65%. These covenants could restrict the ability of these subsidiaries to distribute dividends to the Company.

(2) Derivatives. In December 2007 and January 2008, the Company entered into treasury rate lock derivative instruments (treasury rate locks) having an aggregate notional amount of $300 million and a weighted-average locked U.S. treasury rate on ten-year debt of 4.05%. These treasury rate locks were executed to hedge the ten-year U.S. treasury rate expected to be used in pricing $300 million of fixed-rate debt the Company planned to issue in 2008, because changes in the U.S treasury rate would cause variability in the Company’s forecasted interest payments. These treasury rate lock derivatives were designated as cash flow hedges. Accordingly, unrealized gains and losses associated with the treasury rate lock derivative instruments were recorded as a component of accumulated other comprehensive income. In May 2008, the Company settled its treasury rate locks for a payment of $7 million. The $7 million loss recognized upon settlement of the treasury rate locks was recorded as a component of accumulated other comprehensive loss and will be recognized as a component of interest expense over the ten-year life of the related $300 million senior notes issued in May 2008. Amortization of amounts deferred in accumulated other comprehensive loss for the year ended December 31, 2008 was less than $1 million. During the years ended December 31, 2007 and 2008, the Company recognized a loss of $2 million and $5 million, respectively, for these treasury rate locks in accumulated other comprehensive loss. Ineffectiveness for the treasury rate locks was not material during the years ended December 31, 2007 and 2008.

(3) Long-term Debt. In May 2008, the Company issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.50%. The proceeds from the sale of the senior notes were used for general corporate purposes, including the satisfaction of cash payment obligations in connection with conversions of the Company’s 3.75% convertible senior notes.

The Company’s $1.2 billion credit facility has a first-drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on the Company’s current credit ratings. The facility contains a debt (excluding transition bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified (i) in August 2008 so that the permitted ratio of debt to EBITDA would continue at its then-current level for the remaining term of the facility and (ii) in November 2008 so that the permitted ratio of debt to EBITDA would be temporarily increased until the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike, after which time the permitted ratio would revert to the level that existed prior to the November 2008 modification.

Under the Company’s $1.2 billion credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2008, the Company had $264 million of borrowings and approximately $27 million of outstanding letters of credit under its $1.2 billion credit facility. The Company had no commercial paper outstanding at December 31, 2008. The Company was in compliance with all covenants as of December 31, 2008.

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

In April 2008, the Company called its 3.75% convertible senior notes for redemption on May 30, 2008. At the time of the announcement, the notes were convertible at the option of the holders, and substantially all of the notes were submitted for conversion on or prior to the May 30, 2008 redemption date. During the year ended December 31, 2008, the Company issued 16.9 million shares of its common stock and paid cash of approximately $532 million to settle conversions of approximately $535 million principal amount of its 3.75% convertible senior notes.

In December 2006, the Company called its 2.875% convertible senior notes for redemption on January 22, 2007. The 2.875% convertible senior notes became immediately convertible at the option of the holders upon the call for redemption and were convertible through the close of business on the redemption date. Substantially all the $255 million aggregate principal amount of the 2.875% convertible senior notes were converted in January 2007. The $255 million principal amount of the 2.875% convertible senior notes was settled in cash and the excess value due converting holders of $97 million was settled by delivering approximately 5.6 million shares of the Company’s common stock.

In April 2008, the Company purchased $175 million principal amount of pollution control bonds issued on its behalf at 102% of their principal amount. Prior to the purchase, $100 million principal amount of such bonds had a fixed rate of interest of 7.75% and $75 million principal amount of such bonds had a fixed rate of interest of 8%. Depending on market conditions, the Company may remarket both series of bonds, at 100% of their principal amounts, in 2009.

The Company’s maturities of long-term debt, excluding the ZENS obligation, are $-0- in 2009, $200 million in 2010, $19 million in 2011, $264 million in 2012 and $-0- in 2013.

(4) Guaranties. CenterPoint Energy Services, Inc. (CES) provides comprehensive natural gas sales and services to industrial and commercial customers. In order to hedge their exposure to natural gas prices, CES has entered standard purchase and sale agreements with various counterparties. CenterPoint Energy has guaranteed the payment obligations of CES under certain of these agreements, typically for one-year terms. As of December 31, 2008, CenterPoint Energy had guaranteed $15 million under these agreements.

(5) Investment in Subsidiaries.During 2008, the Company reduced its payables to subsidiaries, with no net asset restrictions, by $430 million with a corresponding reduction in investment in subsidiaries.

CENTERPOINT ENERGY, INC.

SCHEDULE II — QUALIFYING VALUATION ACCOUNTS
For the Three Years Ended December 31, 2008

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Additions			Deductions From Reserves (2)	Balance at End of Period
		Charged to Income	Charged to Other Accounts
	(In millions)
Year Ended December 31, 2008:
Accumulated provisions:
Uncollectible accounts receivable	$38	$54	$3		$60	$35
Deferred tax asset valuation allowance	18	(1)	(12	) (1)	—	5
Year Ended December 31, 2007:
Accumulated provisions:
Uncollectible accounts receivable	33	45	—		40	38
Deferred tax asset valuation allowance	22	(4)	—		—	18
Year Ended December 31, 2006:
Accumulated provisions:
Uncollectible accounts receivable	43	35	—		45	33
Deferred tax asset valuation allowance	21	1	—		—	22
__________
(1)
The 2008 change to the deferred tax asset valuation allowance charged to other accounts represents a reduction equal to the related deferred tax asset reduction in 2008 for re-measurement of state tax attributes, net of federal tax benefit. A full valuation allowance for this deferred tax asset was established in prior periods.

(2)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of February, 2009.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ David M. McClanahan
David M. McClanahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2009.

Signature	Title
/s/ DAVID M. MCCLANAHAN	President, Chief Executive Officer and
David M. McClanahan	Director (Principal Executive Officer and Director)

/s/ GARY L. WHITLOCK	Executive Vice President and Chief
Gary L. Whitlock	Financial Officer (Principal Financial Officer)

/s/ WALTER L. FITZGERALD	Senior Vice President and Chief
Walter L. Fitzgerald	Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL	Chairman of the Board of Directors
Milton Carroll

/s/ DONALD R. CAMPBELL	Director
Donald R. Campbell

/s/ DERRILL CODY	Director
Derrill Cody

/s/ O. HOLCOMBE CROSSWELL	Director
O. Holcombe Crosswell

/s/ MICHAEL P. JOHNSON	Director
Michael P. Johnson

/s/ JANIECE M. LONGORIA	Director
Janiece M. Longoria

/s/ THOMAS F. MADISON	Director
Thomas F. Madison

/s/ ROBERT T. O’CONNELL	Director
Robert T. O’Connell

/s/ SUSAN O. RHENEY	Director
Susan O. Rheney

/s/ MICHAEL E. SHANNON	Director
Michael E. Shannon

/s/ PETER S. WAREING	Director
Peter S. Wareing

/s/ SHERMAN M. WOLFF	Director
Sherman M. Wolff

CENTERPOINT ENERGY, INC.

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008

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

The agreements included as exhibits are included only to provide information to investors regarding their terms.  The agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (“Texas Genco”), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3(b)	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1
4(b)	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4(c)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3
4(d)(1)	—
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (“HL&P”) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto

			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)

4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)
4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)

4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1
4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	—	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	—	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(e)(20)	—	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	—	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)

4(e)(22)	—	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	—	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	—	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	—	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	—	Officer’s Certificate date November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
†4(e)(31)	—	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009
†4(e)(32)	—	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (“RERC Corp.”) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2

4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (“CERC Corp.’s”) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8

4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2
4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)

4(g)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4(i)(2)	—	First Amendment to Exhibit 4(i)(1), dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4(i)(3)	—	Second Amendment to Exhibit 4(i)(1), dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4(j)(1)	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4(j)(2)	—	First Amendment to Exhibit 4(j)(1), dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4(k)	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5

4(l)	—	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10(a)	—	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	—	Executive Incentive Compensation Plan of Houston Industries Incorporated (“HI”) effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	—	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)
*10(b)(5)	—	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)
*10(c)(1)	—	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	—	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	—	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	—	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	—	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)

*10(c)(6)	—	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)
*10(c)(7)	—	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	—	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	—	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	—	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	—	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	—	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)
*10(f)(1)	—	Benefit Restoration Plan of HI, as amended and restated effective as of July 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(3)
*10(f)(2)	—	First Amendment to Exhibit 10(f)(1) effective in part, August 6, 1997, in part, September 3, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(i)(2)
*10(f)(3)	—	Third Amendment to Exhibit 10(f)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.2
*10(g)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1
†*10(h)(1)	—	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995
†*10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995
*10(i)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1

*10(j)(1)	—	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(j)(3)	—	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(k)(1)	—	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(l)(3)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4
*10(m)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3
*10(n)(1)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6
*10(n)(2)	—	First Amendment to Exhibit 10(n)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
†*10(n)(3)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008
*10(o)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(p)	—	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)
10(q)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2

10(q)(2)	—	Amendment to Exhibit 10(q)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)
*10(r)(1)	—	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(r)(2)	—	First Amendment to Exhibit 10(r)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
*10(s)	—	Letter Agreement dated May 24, 2007 between CenterPoint Energy and Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated May 31, 2007	1-31447	10.1
*10(t)	—	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(u)(1)	—	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(u)(2)	—	First Amendment to Exhibit (u)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5
*10(u)(3)	—	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1
*10(u)(4)	—	Form of Restricted Stock Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2
*10(u)(5)	—	Form of Performance Share Award under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(u)(6)	—	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(u)(7)	—	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(u)(8)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(u)(9)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1

*10(u)(10)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(u)(11)	—	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(u)(12)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(u)(13)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(v)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10(v)(2)	—	First Amendment to Exhibit 10(v)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)
10(v)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5
10(v)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(v)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(w)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(w)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(w)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)

*10(x)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(y)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(z)	—	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)
*10(aa)(1)	—	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(aa)(2)	—	First Amendment to Exhibit 10(aa)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(bb)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(bb)(2)	—	First Amendment to Exhibit 10(bb)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(bb)(3)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3
*10(bb)(4)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1
*10(cc)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(dd)	—	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
10(ee)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(ff)	—	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
10(gg)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2

10(gg)(2)	—	First Amendment to Exhibit 10(gg)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3
†*10(hh)(1)	—	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993
†*10(hh)(2)	—	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008
†*10(ii)(1)	—	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993
†*10(ii)(2)	—	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008
†*10(jj)(1)	—	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993
†*10(jj)(2)	—	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008
†10(kk)	—	Summary of non-employee director compensation
†10(ll)	—	Summary of named executive officer compensation
†10(mm)	—	Form of Executive Officer Change in Control Agreement
†10(nn)	—	Form of Corporate Officer Change in Control Agreement
†12	—	Computation of Ratio of Earnings to Fixed Charges
†21	—	Subsidiaries of CenterPoint Energy
†23	—	Consent of Deloitte & Touche LLP
†31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
†31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

†32.1	—	Section 1350 Certification of David M. McClanahan
†32.2	—	Section 1350 Certification of Gary L. Whitlock