Form 10-Q
period 2009-06-30
CENTERPOINT ENERGY INC
filed 2009-08-05
CIK 1130310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

As of July 27, 2009, CenterPoint Energy, Inc. had 365,399,977 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up components, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with Hurricane Ike;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.)

ii

and its subsidiaries and any successor companies to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the ability of NRG Retail, LLC, the successor to RRI’s retail electric provider and the largest customer of CenterPoint Houston, to satisfy its obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Revenues	$2,670	$1,640	$6,033	$4,406

Expenses:
Natural gas	1,750	710	4,143	2,499
Operation and maintenance	342	398	707	811
Depreciation and amortization	188	188	346	354
Taxes other than income taxes	93	91	204	204
Total	2,373	1,387	5,400	3,868
Operating Income	297	253	633	538

Other Income (Expense):
Gain (loss) on marketable securities	17	55	(37)	21
Gain (loss) on indexed debt securities	(17)	(46)	33	(24)
Interest and other finance charges	(114)	(129)	(230)	(258)
Interest on transition bonds	(35)	(33)	(68)	(66)
Equity in earnings of unconsolidated affiliates	14	11	23	11
Other, net	—	18	4	22
Total	(135)	(124)	(275)	(294)

Income Before Income Taxes	162	129	358	244
Income tax expense	(61)	(43)	(135)	(91)
Net Income	$101	$86	$223	$153

Basic Earnings Per Share	$0.30	$0.24	$0.68	$0.44

Diluted Earnings Per Share	$0.30	$0.24	$0.66	$0.44

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2008	June 30, 2009
Current Assets:
Cash and cash equivalents	$167	$151
Investment in marketable securities	218	239
Accounts receivable, net	1,009	689
Accrued unbilled revenues	541	180
Natural gas inventory	441	83
Materials and supplies	128	148
Non-trading derivative assets	118	83
Prepaid expenses and other current assets	413	355
Total current assets	3,035	1,928

Property, Plant and Equipment:
Property, plant and equipment	14,006	14,327
Less accumulated depreciation and amortization	3,710	3,803
Property, plant and equipment, net	10,296	10,524

Other Assets:
Goodwill	1,696	1,696
Regulatory assets	3,684	3,606
Non-trading derivative assets	20	16
Investment in unconsolidated affiliates	345	352
Notes receivable from unconsolidated affiliates	323	323
Other	277	272
Total other assets	6,345	6,265

Total Assets	$19,676	$18,717

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2008	June 30, 2009
Current Liabilities:
Short-term borrowings	$153	$75
Current portion of transition bond long-term debt	208	211
Current portion of other long-term debt	125	133
Indexed debt securities derivative	133	157
Accounts payable	897	363
Taxes accrued	189	109
Interest accrued	180	191
Non-trading derivative liabilities	87	59
Accumulated deferred income taxes, net	372	395
Other	504	401
Total current liabilities	2,848	2,094

Other Liabilities:
Accumulated deferred income taxes, net	2,608	2,607
Unamortized investment tax credits	24	20
Non-trading derivative liabilities	47	50
Benefit obligations	849	844
Regulatory liabilities	821	874
Other	276	360
Total other liabilities	4,625	4,755

Long-term Debt:
Transition bonds	2,381	2,274
Other	7,800	7,357
Total long-term debt	10,181	9,631

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (346,088,548 shares and 364,392,928 shares outstanding at December 31, 2008 and June 30, 2009, respectively)	3	4
Additional paid-in capital	3,158	3,346
Accumulated deficit	(1,008)	(988)
Accumulated other comprehensive loss	(131)	(125)
Total shareholders’ equity	2,022	2,237

Total Liabilities and Shareholders’ Equity	$19,676	$18,717

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$223	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346	354
Amortization of deferred financing costs	15	20
Deferred income taxes	12	78
Unrealized loss (gain) on marketable securities	37	(21)
Unrealized loss (gain) on indexed debt securities	(33)	24
Write-down of natural gas inventory	—	6
Equity in earnings of unconsolidated affiliates, net of distributions	(23)	(8)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	196	641
Inventory	65	332
Accounts payable	20	(502)
Fuel cost over (under) recovery	3	(34)
Non-trading derivatives, net	21	18
Margin deposits, net	95	39
Interest and taxes accrued	(51)	(70)
Net regulatory assets and liabilities	14	19
Other current assets	(93)	13
Other current liabilities	78	(29)
Other assets	(6)	(1)
Other liabilities	(53)	20
Other, net	2	4
Net cash provided by operating activities	868	1,056

Cash Flows from Investing Activities:
Capital expenditures	(419)	(504)
Decrease (increase) in restricted cash of transition bond companies	(7)	6
Increase in notes receivable from unconsolidated affiliates	(96)	—
Investment in unconsolidated affiliates	(162)	1
Other, net	(16)	(7)
Net cash used in investing activities	(700)	(504)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(32)	(78)
Long-term revolving credit facilities, net	61	(932)
Proceeds from commercial paper, net	130	—
Proceeds from long-term debt	1,088	500
Payments of long-term debt	(1,291)	(110)
Debt issuance costs	(10)	(4)
Payment of common stock dividends	(120)	(133)
Proceeds from issuance of common stock, net	26	188
Other, net	1	1
Net cash used in financing activities	(147)	(568)

Net Increase (Decrease) in Cash and Cash Equivalents	21	(16)
Cash and Cash Equivalents at Beginning of Period	129	167
Cash and Cash Equivalents at End of Period	$150	$151

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$287	$298
Income taxes, net	142	55
Non-cash transactions:
Accounts payable related to capital expenditures	57	64

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2008 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2009, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

CenterPoint Energy’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in CenterPoint Energy’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

For a description of CenterPoint Energy’s reportable business segments, reference is made to Note 15.

(2)	New Accounting Pronouncements

Effective January 1, 2009, CenterPoint Energy adopted Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities ─ an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments.  These disclosures are included as part of CenterPoint Energy’s Derivatives Instruments footnote (see Note 5).

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which changed the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. Under FSP APB 14-1, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below-market coupon interest rate. The debt is then subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. CenterPoint Energy adopted FSP APB 14-1 effective January 1, 2009, which required retrospective application to all periods presented. CenterPoint Energy currently has no convertible debt that is within the scope of FSP APB14-1, but did during prior periods presented.  Accordingly, the implementation of FSP APB 14-1 had a non-cash effect on net income for prior periods and the consolidated balance sheets when CenterPoint Energy had contingently convertible debt outstanding. There was no effect on net income for the three months ended June 30, 2008. The effect on net income for the six months ended June 30, 2008 was a decrease in net income of $1 million. There was no impact on basic or diluted earnings per share. Upon adoption of FSP APB 14-1, the effect on the balance sheet as of January 1, 2009 was a credit to Additional Paid-In-Capital of $23 million, with an offsetting debit to retained earnings.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  FSP 132(R)-1 expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. CenterPoint Energy expects that the adoption of FSP 132(R)-1 will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. CenterPoint Energy’s adoption of FSP 107-1 did not have a material impact on its financial position, results of operations or cash flows.  See Note 13 for the required disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. CenterPoint Energy’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or cash flows. See Note 16 for the subsequent event related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 changes how a reporting entity determines a primary beneficiary that would consolidate the variable interest entity (VIE) from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. SFAS No. 167 requires the primary beneficiary assessment to be performed on an ongoing basis.  SFAS No. 167 also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. SFAS No.167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CenterPoint Energy expects that the adoption of SFAS No. 167 will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. CenterPoint Energy expects that the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$7	$1	$6	$1
Interest cost	26	7	29	7
Expected return on plan assets	(37)	(3)	(25)	(3)
Amortization of prior service cost	(2)	1	1	1
Amortization of net loss	6	—	17	—
Amortization of transition obligation	—	1	—	1
Net periodic cost	$—	$7	$28	$7

	Six Months Ended June 30,
	2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$15	$1	$12	$1
Interest cost	51	14	57	14
Expected return on plan assets	(74)	(6)	(49)	(5)
Amortization of prior service cost	(4)	2	2	2
Amortization of net loss	12	—	34	—
Amortization of transition obligation	—	3	—	3
Net periodic cost	$—	$14	$56	$15

(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2009 in excess of the amount currently being recovered in base rates will be deferred until its next general rate case pursuant to Texas regulatory provisions.  CenterPoint Houston deferred as a regulatory asset $9 million and $13 million in pension expense during the three and six months ended June 30, 2009, respectively.

CenterPoint Energy expects to contribute approximately $22 million to its pension plans in 2009, of which $15 million and $17 million, respectively, was contributed during the three and six months ended June 30, 2009.

CenterPoint Energy expects to contribute approximately $20 million to its postretirement benefits plan in 2009, of which $6 million and $12 million, respectively, was contributed during the three and six months ended June 30, 2009.

Effective January 1, 2008, CenterPoint Energy adopted Emerging Issues Task Force Issue No. 06-04 (EITF 06-04), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which required CenterPoint Energy to recognize the effect of implementation through a cumulative effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption.  CenterPoint Energy calculated the impact as negligible at the time of adoption on January 1, 2008.  During the quarter ended June 30, 2009, CenterPoint Energy determined that its adoption calculation had omitted the impact that increasing future premium costs would have on the liability and, therefore, it recorded as a cumulative effect adjustment a $15 million correction to increase other non-current liabilities and accumulated deficit as of January 1, 2008.  The effects of the correction on the previously reported accumulated deficit and net income for 2008 and the quarter ended March 31, 2009 were not material to CenterPoint Energy’s financial position, results of operations or cash flows.

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

CenterPoint Houston deferred the uninsured system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Energy’s or CenterPoint Houston’s reported net income for 2008 or the first six months of 2009. As of June 30, 2009, CenterPoint Houston had balances of $163 million in property, plant and equipment and $442 million in regulatory assets related to restoration costs incurred through June 30, 2009.  In April 2009, CenterPoint Houston filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs, and $55 million in projected carrying costs, pursuant to the legislation described below.  CenterPoint Houston expects to incur additional costs, currently estimated at $12 million, related to Hurricane Ike, principally related to the reconstruction of certain substations on Galveston Island, and will seek to recover those costs through the regulatory process at a later date.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allows such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation requires the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  The time periods for the Texas Utility Commission to act on the two applications can run concurrently, but the Texas Utility Commission can delay issuing a financing order until it has ruled on the amount of recoverable system restoration costs.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorizes the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In accordance with the legislation discussed above, CenterPoint Houston has recorded a regulatory asset of $41 million representing the carrying costs on recoverable system restoration costs for the period from September 12, 2008 through June 30, 2009.  CenterPoint Houston will continue to accrue carrying costs until the associated system restoration costs are recovered by CenterPoint Houston, either through rates or through the issuance of system restoration bonds, as discussed above.  The carrying costs are based on the cost of capital established by the Texas Utility Commission in CenterPoint Houston’s 2001 rate proceeding.  In accordance with SFAS No. 92, “Regulated Enterprises — Accounting for Phase-in Plans,” the carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  The component representing a return of borrowing costs of $14 million has been recognized in the second quarter of 2009 and is included in other income in CenterPoint Energy’s Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $27 million is being deferred and will be recognized as it is collected through rates or, if the system restoration costs are recovered through issuance of system restoration bonds, over the life of those bonds.

In the application it filed in April 2009, CenterPoint Houston sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. On July 31, 2009, CenterPoint Houston announced that it had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, CenterPoint Houston will be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds are issued.  The Texas Utility Commission is expected to take final action on CenterPoint Houston’s application and the settlement agreement in August 2009.  In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  Based on the $663 million in total costs that would be approved under the settlement agreement, approximately $643 million, plus certain costs of issuance, are eligible to be recovered through the issuance of system restoration bonds. The exact size of the bond offering will be determined by the Texas Utility Commission in a hearing currently scheduled for September 2009.  The Texas Utility Commission’s financing order, which would authorize issuance of the system restoration bonds, is expected to contain provisions related to the regulatory treatment of deferred federal income taxes associated with the costs to be recovered.  In previous securitization cases, the Texas Utility Commission has reduced the amount of costs eligible for securitization by the benefit of those deferred taxes.  Assuming system restoration bonds are issued, CenterPoint Houston will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  CenterPoint Houston will seek to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing transmission cost of service process.  Although there can be no assurance that the Texas Utility Commission’s orders will authorize recovery or securitization of the full amounts set forth in the settlement agreement, CenterPoint Energy and CenterPoint Houston do not believe the outcome of these proceedings will have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CenterPoint Houston.

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

•
reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.);

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court is scheduled for October 2009.  Although CenterPoint Energy and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Energy can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Energy’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Energy anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $170 million to $385 million (pre-tax) plus interest subsequent to December 31, 2008.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Energy’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review or briefs filed with the Texas Supreme Court, has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. CenterPoint Energy and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court.  In June 2009, the Texas Supreme Court agreed to hear those appeals, with oral argument before the court scheduled for October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, CenterPoint Energy does not expect the disposition of this matter to have a material adverse effect on CenterPoint Energy’s or CenterPoint Houston’s financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the six months ended June 30, 2008, CenterPoint Houston recognized approximately $5 million in operating income from the CTC.

As of June 30, 2009, CenterPoint Energy had not recognized an allowed equity return of $201 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2008 and 2009, CenterPoint Houston recognized approximately $2 million and $4 million, respectively, of the allowed equity return not previously recognized.  During the six months ended June 30, 2008 and 2009, CenterPoint Houston recognized approximately $4 million and $6 million, respectively, of the allowed equity return not previously recognized.

(c) Rate Proceedings

Texas. In March 2008, the natural gas distribution businesses of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, 23 either affirmatively approved or allowed the filed rates to go into effect by operation of law.  Nine other cities were represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities were represented by the Gulf Coast Coalition of Cities (GCCC). In July 2008, Gas Operations reached a settlement agreement with the GCCC. That settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations a $3.4 million annual increase in revenues. The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The Railroad Commission issued an order in October 2008, which, if implemented across the entire Texas Coast service territory, would result in an annual revenue increase of $3.7 million. Both the Railroad Commission order and the settlement provide for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. In December 2008, the Railroad Commission issued an order on rehearing.  Parties filed second motions for rehearing on this order.  In December 2008, Gas Operations implemented the approved rates for the nine TCUC cities and the environs.  In February 2009, the Railroad Commission denied the second motions on rehearing reaffirming its original decision.  Cities with settled rates have the opportunity to adopt the rates established by the Railroad Commission or retain the rates agreed to in their settlements.  In March 2009, TCUC and the State of Texas appealed the Railroad Commission’s decision to the 353rd Judicial District Court, Travis County, Texas.  The State of Texas and TCUC filed initial briefs in July 2009.  CenterPoint Energy and CERC do not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs totaling approximately $10 million. The application seeks to begin recovery of these costs through a surcharge effective July 1, 2010.  CenterPoint Houston expects an order from the Texas Utility Commission in the third quarter of 2009.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. If approved by the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $25.4 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher pension expense, and inflationary increases in other expenses.  It would also provide a return on the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism similar to that obtained in the Texas Coast rate proceeding discussed above that would annually adjust rates to reflect changes in capital, expenses and usage. CERC and CenterPoint Energy do not expect an order from the Railroad Commission and the cities until the first quarter of 2010.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision.  In July 2009, the Minnesota Supreme Court issued its decision in which it reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision will have no negative impact on CenterPoint Energy’s or CERC’s financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service.  If approved by the MPUC, the proposed new rates would result in an overall increase in annual revenue of $59.8 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher bad debt and collection expenses, higher pension expenses, the cost of improved customer service and inflationary increases in other expenses.  It also would allow recovery of increased costs related to conservation improvement programs and provide a return on the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. CERC and CenterPoint Energy do not expect an order from the MPUC until early 2010.

Mississippi.  In July 2009, Gas Operations filed a request to increase its rates for utility distribution service with the Mississippi Public Service Commission (MPSC).  If approved by the MPSC, the proposed new rates would result in an overall increase in annual revenue of $6.2 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher pension and benefit expenses, and provide a return on the additional capital invested to serve its customers.  The MPSC is expected to issue an order in mid-November 2009.

(5)	Derivative Instruments

CenterPoint Energy is exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  CenterPoint Energy utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows. Such derivatives are recognized in CenterPoint Energy’s Condensed Consolidated Balance Sheets at their fair value unless CenterPoint Energy elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

In prior years, CenterPoint Energy entered into certain derivative instruments that were designated as cash flow hedges under SFAS No. 133. The objective of these derivative instruments was to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting CenterPoint Energy’s wholesale and retail customer obligations.  If derivatives are designated as a cash flow hedge according to SFAS No. 133, the effective portions of the changes in their fair values are reflected initially as a separate component of shareholders’ equity and subsequently recognized in income at the same time the hedged items impact earnings. The ineffective portions of changes in fair values of derivatives designated as hedges are immediately recognized in income. Changes in derivatives not designated as normal or as cash flow hedges are recognized in income as they occur. CenterPoint Energy does not enter into or hold derivative instruments for trading purposes.

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including CenterPoint Energy’s marketing, risk management services and hedging activities. The committee’s duties are to establish CenterPoint Energy’s commodity risk policies, allocate board-approved commercial risk limits, approve use of new products and commodities, monitor positions and ensure compliance with CenterPoint Energy’s risk management policies and procedures and limits established by CenterPoint Energy’s board of directors.

CenterPoint Energy’s policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(a) Non-Trading Activities

Derivative Instruments. CenterPoint Energy enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. CenterPoint Energy utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2008, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $6 million and increased natural gas expense from unrealized net losses of $16 million, resulting in a net unrealized loss of $10 million. During the three months ended June 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $40 million, resulting in a net unrealized gain of $3 million.  During the six months ended June 30, 2008, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $15 million and increased natural gas expense from unrealized net losses of $17 million, resulting in a net unrealized loss of $32 million. During the six months ended June 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $34 million and decreased natural gas expense from unrealized net gains of $18 million, resulting in a net unrealized loss of $16 million.

Weather Derivatives. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007 and 2008, CenterPoint Energy entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007-2008 and 2008-2009 winter heating seasons, respectively.  The swaps were based on ten-year normal weather. During the three and six months ended June 30, 2008, CenterPoint Energy recognized losses of $2 million and $13 million, respectively, related to these swaps.  During the three and six months ended June 30, 2009, CenterPoint Energy recognized losses of $-0-and $3 million, respectively, related to these swaps. These losses were substantially offset by increased revenues due to colder than normal weather. These weather derivative losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities.  The first table provides a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of June 30, 2009, while the latter tables provide a breakdown of the related income statement impact for the three and six months ended June 30, 2009.

Fair Value of Derivative Instruments
	June 30, 2009
Total derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Commodity contracts (1)	Current Assets	$100	$(16)
Commodity contracts (1)	Other Assets	16	—
Commodity contracts (1)	Current Liabilities	11	(170)
Commodity contracts (1)	Other Liabilities	3	(117)
Indexed debt securities derivative	Current Liabilities	—	(157)
Total		$130	$(460)
_________
(1)
Commodity contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheet. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheet.

(2)
The fair value shown for commodity contracts is comprised of derivative volumes totaling 673 billion cubic feet (Bcf).  These volumes are disclosed in absolute terms, not net.  Basis swaps constitute 239 Bcf of the total.

(3)
The net of total non-trading derivative assets and liabilities is a $10 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the commodity contracts derivative assets and liabilities separately shown above offset by collateral netting of $163 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery through purchased gas adjustments are recorded as net regulatory assets. For those derivatives that are not included in purchased gas adjustments, unrealized gains and losses and settled amounts are recognized on the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) on the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments under SFAS 133	Income Statement Location	Three Months Ended June 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$7
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(43)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(46)
Total		$(82)
_________
(1)
The Gains (Losses) in Expense: Natural Gas contains $(39) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment which are ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments under SFAS 133	Income Statement Location	Six Months Ended June 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$84
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(192)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(24)
Total		$(132)
_________
(1)
The Gains (Losses) in Expense: Natural Gas contains $(117) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment which are ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions require CenterPoint Energy to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CenterPoint Energy is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at June 30, 2009 is $196 million.  The aggregate fair value of assets that are already posted as collateral at June 30, 2009 is $107 million.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at June 30, 2009, $89 million of additional assets would be required to be posted as collateral.

(6)	Fair Value Measurements

Effective January 1, 2008, CenterPoint Energy adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about CenterPoint Energy’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CenterPoint Energy adopted SFAS No. 157 for nonfinancial assets and liabilities, which adoption had no impact on CenterPoint Energy’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data.  CenterPoint Energy’s Level 3 derivative instruments primarily consist of options that are not traded on recognized exchanges and are valued using option pricing models.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral held or placed with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2009
	(in millions)
Assets
Corporate equities	$240	$—	$—	$—	$240
Investments, including money market funds	63	—	—	—	63
Derivative assets	1	124	5	(31)	99
Total assets	$304	$124	$5	$(31)	$402
Liabilities
Indexed debt securities derivative	$—	$157	$—	$—	$157
Derivative liabilities	25	256	22	(194)	109
Total liabilities	$25	$413	$22	$(194)	$266
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $163 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,
	2008	2009
	(in millions)
Beginning balance	$2	$(26)
Total unrealized gains or (losses):
Included in earnings	3	1
Included in regulatory assets	—	1
Purchases, sales, other settlements, net	1	7 (1)
Ending balance	$6	$(17)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$1
__________
(1)	Purchases, sales, other settlements, net include a $7 million gain associated with price stabilization activities of CenterPoint Energy’s Natural Gas Distribution business segment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Six Months Ended June 30,
	2008	2009
	(in millions)
Beginning balance	$(3)	$(58)
Total unrealized gains or (losses):
Included in earnings	9	(2)
Included in regulatory assets	—	(16)
Purchases, sales, other settlements, net	—	59 (1)
Ending balance	$6	$(17)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$(1)
_________
(1)	Purchases, sales, other settlements, net include a $57 million gain associated with price stabilization activities of CenterPoint Energy’s Natural Gas Distribution business segment.

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2008 and June 30, 2009 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions)
Net income	$101	$86	$223	$153
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $1, $1 and $3)	1	4	3	6
Net deferred gain (loss) from cash flow hedges (net of tax of $3, $-0-, $1 and $-0-)	6	—	(3)	—
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $2 and $-0-)	—	—	(4)	—
Total	7	4	(4)	6
Comprehensive income	$108	$90	$219	$159

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2008	June 30, 2009
	(in millions)
Adjustment to pension and postretirement plans	$(127)	$(121)
Net deferred loss from cash flow hedges	(4)	(4)
Total accumulated other comprehensive loss	$(131)	$(125)

(9)	Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2008, 346,088,714 shares of CenterPoint Energy common stock were issued and 346,088,548 shares were outstanding. At June 30, 2009, 364,393,094 shares of CenterPoint Energy common stock were issued and 364,392,928 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2008 and June 30, 2009.

During the six months ended June 30, 2009, CenterPoint Energy received proceeds of approximately $36 million from the sale of approximately 3.2 million common shares to its defined contribution plan and proceeds of approximately $7 million from the sale of approximately 0.7 million common shares to participants in its enhanced dividend reinvestment plan.

In February 2009, CenterPoint Energy entered into a continuous offering program equity distribution agreement with Citigroup Global Markets Inc. (Citi) covering the issuance of up to $150 million of its common stock.  Pursuant to that agreement, CenterPoint Energy issued 13.8 million shares of its common stock during the quarter ended June 30, 2009 through Citi as its sales agent at a weighted average price of $10.51. Proceeds (before expenses) from the issuance of common stock were $145 million. Compensation payable to Citi in connection with the issuance of such shares was approximately $2 million.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility. On November 25, 2008, CERC replaced a receivables facility that had terminated on October 28, 2008 with a new 364-day receivables facility. Availability under the new facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances.  At December 31, 2008 and June 30, 2009 the facility size was $128 million and $265 million, respectively. As of December 31, 2008 and June 30, 2009, advances under the receivables facilities were $78 million and $75 million, respectively.

Inventory Financing. In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million.  This transaction was accounted for as a financing and, as of December 31, 2008 and June 30, 2009, CenterPoint Energy’s financial statements reflect natural gas inventory of $75 million and $-0-, respectively, and a financing obligation of $75 million and $-0-, respectively, related to this transaction.

Revolving Credit Facility. CenterPoint Houston’s $600 million 364-day credit facility is secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston. Borrowing costs for the London Interbank Offered Rate (LIBOR)-based loans under such facility will be at a margin of 2.25 percent above LIBOR rates, based on CenterPoint Houston’s current ratings. In addition, CenterPoint Houston will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on CenterPoint Houston’s credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. Bank fees associated with the establishment of this credit facility aggregated approximately $13 million.  From inception through June 30, 2009, there have been no borrowings under the credit facility.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs associated with hurricanes or other major storms that utilities are entitled to recover.  The legislation authorizes the Texas Utility Commission to issue a financing order that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously. CenterPoint Houston filed an application for a financing order in July 2009 and expects to issue such bonds during 2009.  CenterPoint Houston’s $600 million credit facility will terminate prior to its November 24, 2009 scheduled expiration date if bonds are issued to securitize costs incurred as a result of Hurricane Ike.

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

Revolving Credit Facilities. CenterPoint Energy’s $1.2 billion credit facility has a first drawn cost of LIBOR plus 55 basis points based on CenterPoint Energy’s current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified (i) in August 2008 so that the permitted ratio of debt to EBITDA would continue at its then-current level for the remaining term of the facility and (ii) in November 2008 so that the permitted ratio of debt to EBITDA would be temporarily increased until the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike, after which time the permitted ratio would revert to the level that existed prior to the November 2008 modification.

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

Under CenterPoint Energy’s $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $950 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2008 and June 30, 2009, the following loan balances were outstanding under CenterPoint Energy’s long-term revolving credit facilities (in millions):

	December 31, 2008	June 30, 2009
CenterPoint Energy $1.2 billion credit facility borrowings	$264	$109
CenterPoint Houston $289 million credit facility borrowings	251	—
CERC Corp. $950 million credit facility borrowings	926	400
Total credit facility borrowings	$1,441	$509

In addition, as of December 31, 2008 and June 30, 2009, CenterPoint Energy had approximately $27 million and $29 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility and CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility as of both December 31, 2008 and June 30, 2009. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility or CERC Corp.’s $950 million credit facility at December 31, 2008 and June 30, 2009.  CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of June 30, 2009.

(11)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2009, minimum payment obligations for natural gas supply commitments are approximately $234 million for the remaining six months in 2009, $514 million in 2010, $525 million in 2011, $380 million in 2012, $369 million in 2013 and $783 million after 2013.

(b) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases. CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs have indicated that they will appeal the dismissal. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.  The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff sought review of that dismissal from the Tenth Circuit Court of Appeals, which affirmed the district court’s dismissal in March 2009. The plaintiff sought rehearing of the dismissal, but that was denied.

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

CERC believes that there has been no systematic mismeasurement of gas and that these lawsuits are without merit. CERC and CenterPoint Energy do not expect the ultimate outcome of the lawsuits to have a material impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

Gas Cost Recovery Litigation. In October 2004, a lawsuit was filed by certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against CenterPoint Energy, CERC Corp., Entex Gas Marketing Company (EGMC), CenterPoint Energy Gas Transmission Company (CEGT), CenterPoint Energy Field Services (CEFS), CenterPoint Energy Pipeline Services, Inc. (CEPS), Mississippi River Transmission Corp. (MRT) and various non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC). In response to that ruling, in August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. In February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction. The Miller County court subsequently dismissed the case in accordance with the Arkansas Supreme Court’s mandate and all appellate deadlines have expired.

In June 2007, CenterPoint Energy, CERC Corp., EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case.  In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against CenterPoint Energy, CERC Corp., EGMC and the other defendants in the Miller County case.  In January 2009, the court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over Texas claims, and no appeal from that dismissal was filed.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. In February 2009, the Arkansas plaintiff notified the APSC that he would no longer pursue his claims, and in July 2009 the complaint proceeding was dismissed by the APSC.

Storage Facility Litigation. In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerned “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by a CERC entity that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since the suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the FERC and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. In May 2009, the district court dismissed the proceeding pursuant to the terms of a settlement agreement reached between the parties.  Under the terms of that settlement, the plaintiffs will be permitted to attempt to develop native gas that may be in the formation, subject to certain procedures that will allow the parties to determine whether the gas produced is native gas or gas CEGT has injected into the storage facility. CERC and CenterPoint Energy do not expect this matter to have a material impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At June 30, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. CenterPoint Energy is investigating details regarding the site and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.

Mercury Contamination. CenterPoint Energy’s pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. CenterPoint Energy has found this type of contamination at some sites in the past, and CenterPoint Energy has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs is not known at this time, based on CenterPoint Energy’s experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, CenterPoint Energy believes that the costs of any remediation of these sites will not be material to CenterPoint Energy’s financial condition, results of operations or cash flows.

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy’s subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

Groundwater Contamination Litigation. Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases.  In January 2009, CERC and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources and the court, is expected to resolve this litigation. CenterPoint Energy and CERC do not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

Other Environmental. From time to time CenterPoint Energy has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Energy has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Energy does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

Other Proceedings

CenterPoint Energy is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. CenterPoint Energy regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CenterPoint Energy does not expect the disposition of these matters to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

(c) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of June 30, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During each of the three and six months ended June 30, 2008, the effective tax rate was 38%.  During the three months and six months ended June 30, 2009, the effective tax rate was 33% and 37%, respectively.  Deferred state income taxes affected the comparability of the effective tax rate for the three months ended June 30, 2008 and 2009.

The following table summarizes CenterPoint Energy’s uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2008 and June 30, 2009:

	December 31, 2008	June 30, 2009
	(in millions)
Liability for uncertain tax positions	$117	$173
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	14	16
Interest accrued on uncertain tax positions	10	18

In July 2009, CenterPoint Energy settled its federal income tax returns for tax years 2004 and 2005.  As a result of the settlement, CenterPoint Energy expects to recognize a reduction in the liability for uncertain tax positions of approximately $38 million.

(13)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “available-for-sale” and “trading” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Consolidated Balance Sheets at December 31, 2008 and June 30, 2009 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Notes 5 and 6). Therefore, these financial instruments are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (excluding capital leases)	$10,396	$9,875	$9,855	$9,763

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$101	$86	$223	$153

Weighted average shares outstanding	331,354,000	352,461,000	329,316,000	346,660,000

Basic earnings per share:
Net income	$0.30	$0.24	$0.68	$0.44

Diluted earnings per share calculation:
Net income	$101	$86	$223	$153

Weighted average shares outstanding	331,354,000	352,461,000	329,316,000	346,660,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	881,000	396,000	860,000	439,000
Restricted stock	1,334,000	1,423,000	1,334,000	1,423,000
3.75% convertible senior notes	8,458,000	—	9,363,000	—
Weighted average shares assuming dilution	342,027,000	354,280,000	340,873,000	348,522,000

Diluted earnings per share:
Net income	$0.30	$0.24	$0.66	$0.44
__________
(1)
Options to purchase 2,760,792 shares and 2,762,913 shares were outstanding for the three and six months ended June 30, 2008, respectively, and options to purchase 3,528,676 shares and 2,590,400 shares were outstanding for the three and six months ended June 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

Substantially all of the 3.75% contingently convertible senior notes provided for settlement of the principal portion in cash rather than stock. In accordance with EITF Issue No. 04-8, “Accounting Issues related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” the portion of the conversion value of such notes that must be settled in cash rather than stock is excluded from the computation of diluted earnings per share from continuing operations. CenterPoint Energy included the conversion spread in the calculation of diluted earnings per share when the average market price of CenterPoint Energy’s common stock in the respective reporting period exceeded the conversion price. In April 2008, CenterPoint Energy called its 3.75% convertible senior notes for redemption on May 30, 2008. Substantially all of CenterPoint Energy’s 3.75% convertible senior notes were submitted for conversion on or prior to the May 30, 2008 redemption date.

(15)	Reportable Business Segments

CenterPoint Energy’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to business segments. CenterPoint Energy uses operating income as the measure of profit or loss for its business segments.

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers.

Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering operations. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended June 30, 2008
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$510	(1)	$—	$164	(2)
Natural Gas Distribution	724		2	4
Competitive Natural Gas Sales and Services	1,234		9	(5)
Interstate Pipelines	150		42	101	(3)
Field Services	50		12	32
Other Operations	2		—	1
Eliminations	—		(65)	—
Consolidated	$2,670		$—	$297

	For the Three Months Ended June 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$521	(1)	$—	$162
Natural Gas Distribution	516		2	2
Competitive Natural Gas Sales and Services	430		2	6
Interstate Pipelines	119		36	61
Field Services	51		5	23
Other Operations	3		—	(1)
Eliminations	—		(45)	—
Consolidated	$1,640		$—	$253

	For the Six Months Ended June 30, 2008
	Revenues from External Customers		Net Intersegment Revenues	Operating Income		Total Assets as of December 31, 2008
Electric Transmission & Distribution	$919	(1)	$—	$255	(2)	$8,880
Natural Gas Distribution	2,421		5	125		4,961
Competitive Natural Gas Sales and Services	2,343		20	1		1,315
Interstate Pipelines	241		84	172	(3)	3,578
Field Services	104		16	77	(4)	826
Other Operations	5		—	3		2,185	(5)
Eliminations	—		(125)	—		(2,069)
Consolidated	$6,033		$—	$633		$19,676

	For the Six Months Ended June 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2009
Electric Transmission & Distribution	$933	(1)	$—	$232	$9,055
Natural Gas Distribution	1,934		5	120	4,201
Competitive Natural Gas Sales and Services	1,190		7	8	1,125
Interstate Pipelines	236		72	130	3,656
Field Services	107		6	49	854
Other Operations	6		—	(1)	2,033	(5)
Eliminations	—		(90)	—	(2,207)
Consolidated	$4,406		$—	$538	$18,717
________
(1)
Sales to subsidiaries of RRI and its successor, CenterPoint Houston’s largest customer, in each of the three months ended June 30, 2008 and 2009 represented approximately $151 million of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of RRI and its successor in each of the six months ended June 30, 2008 and 2009 represented approximately $293 million.

(2)	Included in operating income of Electric Transmission & Distribution for the three and six months ended June 30, 2008 is a $9 million gain on sale of land.

(3)	Included in operating income of Interstate Pipelines for the three and six months ended June 30, 2008 is an $18 million gain on the sale of two storage development projects.

(4)
Included in operating income of Field Services for the six months ended June 30, 2008 is an $11 million gain related to a settlement and contract buyout of one of its customers and a $6 million gain on the sale of assets.

(5)	Included in total assets of Other Operations as of December 31, 2008 and June 30, 2009 are pension-related regulatory assets of $800 million and $772 million, respectively.

(16)	Subsequent Events

On July 23, 2009, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.19 per share of common stock payable on September 10, 2009, to shareholders of record as of the close of business on August 14, 2009.

CenterPoint Energy has evaluated all subsequent events through the date these Interim Condensed Financial Statements were issued, which was August 5, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

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

CenterPoint Houston deferred the uninsured system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, system restoration costs did not affect our or CenterPoint Houston’s reported net income for 2008 or the first six months of 2009. As of June 30, 2009, CenterPoint Houston had balances of $163 million in property, plant and equipment and $442 million in regulatory assets related to restoration costs incurred through June 30, 2009.  In April 2009, CenterPoint Houston filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs, and $55 million in projected carrying costs, pursuant to the legislation described below. CenterPoint Houston expects to incur additional costs, currently estimated at $12 million, related to Hurricane Ike, principally related to the reconstruction of certain substations on Galveston Island, and will seek to recover those costs through the regulatory process at a later date.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allows such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation requires the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  The time periods for the Texas Utility Commission to act on the two applications can run concurrently, but the Texas Utility Commission can delay issuing a financing order until it has ruled on the amount of recoverable system restoration costs.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorizes the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In accordance with the legislation discussed above, CenterPoint Houston has recorded a regulatory asset of $41 million representing the carrying costs on recoverable system restoration costs for the period from September 12, 2008 through June 30, 2009.  CenterPoint Houston will continue to accrue carrying costs until the associated system restoration costs are recovered by CenterPoint Houston, either through rates or through the issuance of system restoration bonds, as discussed above.  The carrying costs are based on the cost of capital established by the Texas Utility Commission in CenterPoint Houston’s 2001 rate proceeding.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 92, “Regulated Enterprises — Accounting for Phase-in Plans,” the carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  The component representing a return of borrowing costs of $14 million has been recognized in the second quarter of 2009 and is included in other income in our Condensed Statements of

Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $27 million is being deferred and will be recognized as it is collected through rates or, if the system restoration costs are recovered through issuance of system restoration bonds, over the life of those bonds.

In the application it filed in April 2009, CenterPoint Houston sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. On July 31, 2009, CenterPoint Houston announced that it had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, CenterPoint Houston will be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds are issued.  The Texas Utility Commission is expected to take final action on CenterPoint Houston’s application and the settlement agreement in August 2009.  In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  Based on the $663 million in total costs that would be approved under the settlement agreement, approximately $643 million, plus certain costs of issuance, are eligible to be recovered through the issuance of system restoration bonds. The exact size of the bond offering will be determined by the Texas Utility Commission in a hearing currently scheduled for September 2009.  The Texas Utility Commission’s financing order, which would authorize issuance of the system restoration bonds, is expected to contain provisions related to the regulatory treatment of deferred federal income taxes associated with the costs to be recovered.  In previous securitization cases, the Texas Utility Commission has reduced the amount of costs eligible for securitization by the benefit of those deferred taxes.  Assuming system restoration bonds are issued, CenterPoint Houston will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  CenterPoint Houston will seek to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing transmission cost of service process.  Although there can be no assurance that the Texas Utility Commission’s orders will authorize recovery or securitization of the full amounts set forth in the settlement agreement, we and CenterPoint Houston do not believe the outcome of these proceedings will have a material adverse impact on our or CenterPoint Houston's  financial condition, results of operations or cash flows.

Equity Financing Transactions

During the six months ended June 30, 2009, we received proceeds of approximately $36 million from the sale of approximately 3.2 million common shares to our defined contribution plan and proceeds of approximately $7 million from the sale of approximately 0.7 million common shares to participants in our enhanced dividend reinvestment plan.

In February 2009, we entered into a continuous offering program equity distribution agreement with Citigroup Global Markets Inc. (Citi) covering the issuance of up to $150 million of our common stock.  Pursuant to that agreement, we issued 13.8 million shares of our common stock during the quarter ended June 30, 2009 through Citi as our sales agent at a weighted average price of $10.51. Proceeds (before expenses) from the issuance of common stock were $145 million. Additionally, we issued 0.5 million shares of our common stock on July 1, 2009 at a weighted average price of $11.04 which provided proceeds (before expenses) of $5 million. Compensation payable to Citi in connection with the issuance of $150 million of our common stock was approximately $2 million.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$2,670	$1,640	$6,033	$4,406
Expenses	2,373	1,387	5,400	3,868
Operating Income	297	253	633	538
Interest and Other Finance Charges	(114)	(129)	(230)	(258)
Interest on Transition Bonds	(35)	(33)	(68)	(66)
Equity in Earnings of Unconsolidated Affiliates	14	11	23	11
Other Income, net	—	27	—	19
Income Before Income Taxes	162	129	358	244
Income Tax Expense	(61)	(43)	(135)	(91)
Net Income	$101	$86	$223	$153

Basic Earnings Per Share	$0.30	$0.24	$0.68	$0.44

Diluted Earnings Per Share	$0.30	$0.24	$0.66	$0.44

Three months ended June 30, 2009 compared to three months ended June 30, 2008

We reported consolidated net income of $86 million ($0.24 per diluted share) for the three months ended June 30, 2009 compared to $101 million ($0.30 per diluted share) for the same period in 2008. The decrease in net income of $15 million was primarily due to a $44 million decrease in operating income (discussed by segment below), a $15 million increase in interest expense, excluding transition bond-related interest expense, and a $3 million decrease in the equity in earnings of unconsolidated affiliates.  These decreases were partially offset by an $18 million decrease in income tax expense, $14 million of interest income related to Hurricane Ike restoration costs included in Other Income, net and a net gain on our indexed debt and marketable securities of $9 million.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

We reported consolidated net income of $153 million ($0.44 per diluted share) for the six months ended June 30, 2009 compared to $223 million ($0.66 per diluted share) for the same period in 2008. The decrease in net income of $70 million was primarily due to a $95 million decrease in operating income (discussed by segment below), a $28 million increase in interest expense, excluding transition bond-related interest expense, and a $12 million decrease in the equity in earnings of unconsolidated affiliates.  These decreases were partially offset by a $44 million decrease in income tax expense, $14 million of interest income related to Hurricane Ike restoration costs included in Other Income, net and a net gain on our indexed debt and marketable securities of $1 million.

Income Tax Expense

During each of the three months and six months ended June 30, 2008, the effective tax rate was 38%.  During the three months and six months ended June 30, 2009, the effective tax rate was 33% and 37%, respectively.  Deferred state income taxes affected the comparability of the effective tax rate for the three months ended June 30, 2008 and 2009.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Electric Transmission & Distribution	$164	$162	$255	$232
Natural Gas Distribution	4	2	125	120
Competitive Natural Gas Sales and Services	(5)	6	1	8
Interstate Pipelines	101	61	172	130
Field Services	32	23	77	49
Other Operations	1	(1)	3	(1)
Total Consolidated Operating Income	$297	$253	$633	$538

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

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues:
Electric transmission and distribution utility	$419	$432	$765	$778
Transition bond companies	91	89	154	155
Total revenues	510	521	919	933
Expenses:
Operation and maintenance, excluding transition bond companies	167	181	335	369
Depreciation and amortization, excluding transition bond companies	71	69	137	137
Taxes other than income taxes	52	53	105	106
Transition bond companies	56	56	87	89
Total expenses	346	359	664	701
Operating Income	$164	$162	$255	$232

Operating Income:
Electric transmission and distribution utility	$129	$129	$183	$166
Competition transition charge	—	—	5	—
Transition bond companies (1)	35	33	67	66
Total segment operating income	$164	$162	$255	$232

Throughput (in gigawatt-hours (GWh)):
Residential	6,774	6,831	11,177	10,798
Total	20,360	19,841	36,929	34,983

Number of metered customers at end of period:
Residential	1,820,092	1,846,908	1,820,092	1,846,908
Total	2,063,924	2,092,209	2,063,924	2,092,209
___________
(1)	Represents the amount necessary to pay interest on the transition bonds.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Electric Transmission & Distribution business segment reported operating income of $162 million for the three months ended June 30, 2009, consisting of $129 million from the regulated electric transmission and distribution utility (TDU) and $33 million related to transition bond companies. For the three months ended June 30, 2008, operating income totaled $164 million, consisting of $129 million from the TDU and $35 million related to transition bond companies. TDU revenues increased $13 million primarily due to higher transmission-related revenues ($15 million), higher revenues due to customer growth ($3 million) from the addition of over 28,000 new customers and revenues from implementation of the advanced metering system (AMS) ($3 million), which were partially offset by declines in use ($4 million), primarily caused by milder weather, and lower other revenues ($2 million).  Operation and maintenance expenses increased $14 million primarily due to higher transmission costs billed by transmission providers ($6 million) and a gain on a land sale in 2008 ($9 million).

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Electric Transmission & Distribution business segment reported operating income of $232 million for the six months ended June 30, 2009, consisting of $166 million from the TDU and $66 million related to transition bond companies. For the six months ended June 30, 2008, operating income totaled $255 million, consisting of $183 million from the TDU, exclusive of an additional $5 million from the CTC and $67 million related to transition bond companies. TDU revenues increased $13 million primarily due to higher transmission-related revenues ($27 million), higher revenues due to customer growth ($7 million) from the addition of over 28,000 new customers and revenues from implementation of AMS ($8 million), which were partially offset by declines in use ($22 million), in part caused by milder weather, and lower other revenues ($3 million).  Operation and maintenance expenses increased $34 million primarily due to higher transmission costs billed by transmission providers ($15 million), higher pension expense ($6 million), AMS project expenses ($3 million) and a gain on a land sale in 2008 ($9 million). Future changes in pension expense over our 2007 base year amount will be deferred until our next general rate case pursuant to Texas regulatory provisions.

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$726	$518	$2,426	$1,939
Expenses:
Natural gas	512	295	1,845	1,340
Operation and maintenance	141	152	297	321
Depreciation and amortization	39	41	78	81
Taxes other than income taxes	30	28	81	77
Total expenses	722	516	2,301	1,819
Operating Income	$4	$2	$125	$120

Throughput (in billion cubic feet ( Bcf)):
Residential	20	20	104	98
Commercial and industrial	47	43	130	116
Total Throughput	67	63	234	214

Number of customers at period end:
Residential	2,945,460	2,961,941	2,945,460	2,961,941
Commercial and industrial	250,993	241,875	250,993	241,875
Total	3,196,453	3,203,816	3,196,453	3,203,816

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Natural Gas Distribution business segment reported operating income of $2 million for the three months ended June 30, 2009 compared to operating income of $4 million for the three months ended June 30, 2008. Operating margin (revenues less cost of gas) increased $9 million primarily due to increased rates ($5 million), increased non-utility revenues ($2 million) and increased other revenues ($2 million).  Margin increases from residential customer growth ($1 million), with the addition of approximately 16,000 residential customers, were offset by reduced margin caused by the loss of commercial customers.  Revenues related to both energy-efficiency and gross receipts taxes were offset by the related expenses.  Operation and maintenance expenses increased $11 million primarily due to increased pension expense ($10 million), the costs associated with the energy-efficiency revenues discussed above, higher non-pension related benefits expense ($5 million) and other expenses ($1 million), partially offset by lower bad debt expense ($6 million).  Taxes other than income taxes decreased due to the gross receipts taxes above.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Natural Gas Distribution business segment reported operating income of $120 million for the six months ended June 30, 2009 compared to operating income of $125 million for the six months ended June 30, 2008.  Operating margin improved $18 million primarily as a result of rate increases ($13 million), energy-efficiency revenues ($4 million), which are offset by the related expenses, increased non-utility revenues ($3 million) and increased other revenues ($4 million).  These margin increases were partially offset by decreased gross receipts taxes ($6 million).  Margin losses from commercial customers ($2 million) were partially offset by increased margin from residential customer growth with the addition of approximately 16,000 residential customers.  Operation and maintenance expenses increased $24 million primarily due to increased pension expense ($20 million), the costs associated with the energy-efficiency revenues discussed above and higher labor and non-pension related benefits expense ($4 million), partially offset by lower bad debt expense ($4 million).  Taxes other than income taxes decreased primarily due to the gross receipts taxes above.

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

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$1,243	$432	$2,363	$1,197
Expenses:
Natural gas	1,237	414	2,342	1,166
Operation and maintenance	10	10	18	20
Depreciation and amortization	—	1	1	2
Taxes other than income taxes	1	1	1	1
Total expenses	1,248	426	2,362	1,189
Operating Income (Loss)	$(5)	$6	$1	$8

Throughput (in billion cubic feet (Bcf))	129	114	267	255

Number of customers at period end	8,923	10,878	8,923	10,878

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported operating income of $6 million for the three months ended June 30, 2009 compared to an operating loss of $5 million for the three months ended June 30, 2008. The increase in operating income of $11 million was primarily due to the favorable impact of mark-to-market accounting for non-trading financial derivatives for the second quarter of 2009 of $3 million versus an unfavorable impact of $10 million for the same period in 2008. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The derivative contracts create the mark-to-market accounting adjustment. This increase was offset by reduced margin of $2 million.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported operating income of $8 million for the six months ended June 30, 2009 compared to $1 million for the six months ended June 30, 2008. The increase in operating income of $7 million was primarily due to the improvement of the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the first six months of 2009 of $16 million versus $32 million for the same period in 2008.  This improvement in mark-to-market valuation for the first six months of 2009 was offset by a $6 million write-down of natural gas inventory to the lower of cost or market. The remaining $3 million decrease was comprised of reduced margin of $1 million and increased operating expense of $2 million for the six months ended June 30, 2009 compared to the same period last year.

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

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$192	$155	$325	$308
Expenses:
Natural gas	58	34	73	63
Operation and maintenance	16	41	46	76
Depreciation and amortization	11	12	23	24
Taxes other than income taxes	6	7	11	15
Total expenses	91	94	153	178
Operating Income	$101	$61	$172	$130

Transportation throughput (in Bcf) :	361	390	785	857

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Interstate Pipeline business segment reported operating income of $61 million for the three months ended June 30, 2009 compared to $101 million for the three months ended June 30, 2008.  Margins (revenues less natural gas costs) decreased by $13 million due to reduced ancillary services ($21 million) as a result of the decline in commodity prices from the significantly higher levels in 2008 and reduced other transportation margins ($3 million).  This decrease was partially offset by increased transportation margins primarily associated with new contracts with power generation customers ($6 million) and the Carthage to Perryville pipeline ($6 million).  Operation and maintenance expenses increased primarily due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities and increased pension expense ($7 million).

Equity Earnings.  In addition, this business segment recorded equity income of $10 million and $9 million for the three months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The $10 million income in the second quarter of 2008 was pre-operating allowance for funds used during construction in 2008.  The second quarter of 2009 benefited from the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes. Our 50 percent share of those amounts was $4.8 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Interstate Pipeline business segment reported operating income of $130 million for the six months ended June 30, 2009 compared to $172 million for the six months ended June 30, 2008. Margins (revenues less natural gas costs) decreased by $7 million due to lower ancillary services ($27 million) as a result of the decline in commodity prices from the significantly higher levels in 2008 and reduced other transportation margins ($1 million).  This decrease was partially offset by increased transportation margins primarily from power generation customers ($9 million) and the Carthage to Perryville pipeline ($12 million).  Operation and maintenance expenses increased primarily due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities and increased pension expense ($12 million).  Taxes other than income increased $4 million, $2 million of which was due to 2008 tax refunds.

Equity Earnings.  In addition, this business segment recorded equity income of $15 million and $7 million for the six months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in SESH.  The $15 million income in the six months ended June 30, 2008 was pre-operating allowance for funds used during construction in 2008.  The 2009 results include a non-cash charge of $5 million to reflect SESH’s decision to discontinue the use of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50 percent share was $4.8 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$62	$56	$120	$113
Expenses:
Natural gas	8	11	6	18
Operation and maintenance	18	18	29	37
Depreciation and amortization	3	3	6	7
Taxes other than income taxes	1	1	2	2
Total expenses	30	33	43	64
Operating Income	$32	$23	$77	$49

Gathering throughput (in Bcf) :	104	102	202	206

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Field Services business segment reported operating income of $23 million for the three months ended June 30, 2009 compared to $32 million for the three months ended June 30, 2008. Operating income from new projects and core gathering services of approximately $7 million were more than offset by the effect of a decline in commodity prices from the significantly higher levels in 2008 of approximately $16 million.

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $2 million in the three months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Field Services business segment reported operating income of $49 million for the six months ended June 30, 2009 compared to $77 million for the six months ended June 30, 2008. Operating income from new projects and core gathering services added approximately $10 million in operating income for the six months ended June 30, 2009 when compared to the same period in 2008. This increase was more than offset by the effect of a decline in commodity prices of approximately $17 million from the significantly higher prices experienced in 2008. The six month period ended June 30, 2008 benefited from a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a one-time gain ($6 million) related to the sale of assets.

Equity Earnings.  In addition, this business segment recorded equity income of $8 million and $4 million in the six months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and six months ended June 30, 2008 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$2	$3	$5	$6
Expenses	1	4	2	7
Operating Income (Loss)	$1	$(1)	$3	$(1)

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II, “Risk Factors” in Item 1A of Part I of our 2008 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”

On May 1, 2009, RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  The NRG Energy, Inc. subsidiary is the successor to the retail electric sales business of RRI and has become the largest retail electric provider in CenterPoint Houston’s service territory.  Under the terms of the separation agreement between us and RRI, a successor to RRI’s businesses, such as the retail electric business acquired by the NRG Energy, Inc. subsidiary, must assume certain indemnity obligations described in that separation agreement to the extent those obligations relate to the businesses acquired.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a retail electric provider in CenterPoint Houston’s service territory. The sale does not alter RRI’s contractual obligations to indemnify us and our subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
	(in millions)
Cash provided by (used in):
Operating activities	$868	$1,056
Investing activities	(700)	(504)
Financing activities	(147)	(568)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2009 increased $188 million compared to the same period in 2008 primarily due to decreased gas storage inventory ($290 million), which was partially offset by decreased net accounts receivable/payable ($77 million) and increased net margin deposits ($56 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2009 decreased $196 million compared to the same period in 2008 due to decreased investment in unconsolidated affiliates of $163 million primarily related to the SESH pipeline project, decreased notes receivable from unconsolidated affiliates of $96 million and decreased restricted cash of transition bond companies of $13 million, offset by increased capital expenditures of $85 million primarily related to our Electric Transmission & Distribution and Field Services business segments.

Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2009 increased $421 million compared to the same period in 2008 primarily due to decreased borrowings under revolving credit facilities ($993 million), decreased proceeds from the issuance of long-term debt ($588 million), decreased proceeds from commercial paper ($130 million) and decreased short-term borrowings ($46 million), which were partially offset by decreased repayments of long-term debt ($1.2 billion) and increased proceeds from the issuance of common stock ($162 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2009 include the following:

•	approximately $636 million of capital expenditures;

•	$104 million of maturing transition bonds;

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining six months of 2009. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of June 30, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

Equity Financing Transactions. During the six months ended June 30, 2009, we received proceeds of approximately $36 million from the sale of approximately 3.2 million common shares to our defined contribution plan and proceeds of approximately $7 million from the sale of approximately 0.7 million common shares to participants in our enhanced dividend reinvestment plan.

In February 2009, we entered into a continuous offering program equity distribution agreement with Citigroup Global Markets Inc. (Citi) covering the issuance of up to $150 million of our common stock.  Pursuant to that agreement, we issued 13.8 million shares of our common stock during the quarter ended June 30, 2009 through Citi as our sales agent at a weighted average price of $10.51. Proceeds (before expenses) from the issuance of common stock were $145 million. Additionally, we issued 0.5 million shares of our common stock on July 1, 2009 at a weighted average price of $11.04 which provided proceeds (before expenses) of $5 million. Compensation payable to Citi in connection with the issuance of $150 million of our common stock was approximately $2 million.

Credit and Receivables Facilities. As of July 27, 2009, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility		Amount Utilized at July 27, 2009		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156		$117	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289		4	(3)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	950	(1)	475		June 29, 2012
November 25, 2008	CERC Corp.	Receivables	215		—		November 24, 2009
November 25, 2008	CenterPoint Houston	Revolver	600		—		November 24, 2009
___________
(1)
Lehman Brothers Bank, FSB, stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a reduction to the total available capacity of $20 million under CERC Corp.’s facility.  The $950 million facility size reported above does not reflect this reduction.

(2)	Includes $88 million of borrowings and $29 million of outstanding letters of credit.

(3)	Includes $4 million of outstanding letters of credit.

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

CenterPoint Houston’s $600 million 364-day credit facility is secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston. Borrowing costs for the LIBOR-based loans under such facility will be at a margin of 2.25 percent above LIBOR rates, based on CenterPoint Houston’s current ratings. In addition, CenterPoint Houston will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on CenterPoint Houston’s credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. The credit facility will terminate prior to its November 24, 2009 scheduled expiration date if bonds are issued to securitize costs incurred as a result of Hurricane Ike.

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

Availability under CERC’s 364-day receivables facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances.  At December 31, 2008 and June 30, 2009 the facility size was

$128 million and $265 million, respectively. As of December 31, 2008 and June 30, 2009, advances under the receivables facility were $78 million and $75 million, respectively.

We, CenterPoint Houston and CERC Corp. are currently in compliance with the various business and financial covenants contained in the respective credit facilities as disclosed above.

Our $1.2 billion credit facility backstops a $1.0 billion CenterPoint Energy commercial paper program under which we began issuing commercial paper in June 2005. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. The CenterPoint Energy commercial paper is rated “Not Prime” by Moody’s Investors Service, Inc. (Moody’s), “A-3” by Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and “F3” by Fitch, Inc. (Fitch). The CERC Corp. commercial paper is rated “P-3” by Moody’s, “A-3” by S&P, and “F2” by Fitch. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

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

Temporary Investments. As of July 27, 2009, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of August 3, 2009, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Ba1	Stable	BBB-	Negative	BBB-	Stable
CenterPoint Houston Senior Secured Debt (First Mortgage Bonds)	Baa1	Stable	BBB+	Negative	A-	Stable
CenterPoint Houston Senior Secured Debt (General Mortgage Bonds)	Baa1	Stable	BBB+	Negative	BBB+	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Stable	BBB	Negative	BBB	Stable
__________
(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

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

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding at June 30, 2009. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of June 30, 2009, the reference shares for each ZENS note consisted of 0.5 share of TW Common and 0.125505 share of Time Warner Cable Inc. common stock (TWC Common), which reflects adjustments resulting from the March 2009 distribution by Time Warner Inc. of shares of TWC Common and Time Warner Inc.’s March 2009 reverse stock split.  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common and TWC Common that we own or from other sources. We own shares of TW Common and TWC Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common and TWC Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common and TWC Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.  The American Recovery and Reinvestment Act of 2009 allows us to defer until 2014 taxes due as a result of the retirement of ZENS notes that would have otherwise been payable in 2009 or 2010 and pay such taxes over the period from 2014 through 2018. Accordingly, if on June 30, 2009, all ZENS notes had been exchanged for cash, we could have deferred taxes of approximately $384 million that would have otherwise been payable in 2009. In May 2009, Time Warner Inc. announced plans for the complete legal and structural separation of AOL LLC.  If the transaction, which Time Warner Inc. aims to complete at the end of 2009, involves a distribution of shares of AOL LLC to TW Common shareholders, such newly distributed shares would also become reference shares.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2009, the amount posted as collateral aggregated approximately $190 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on one business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2009, unsecured credit limits extended to CES by counterparties aggregate $235 million; however, utilized credit capacity was $89 million. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $159 million as of June 30, 2009, the amount depending on seasonal variations in transportation levels.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of

June 30, 2009, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Other Factors that Could Adversely Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be adversely affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price and weather hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, particularly given gas price levels and volatility;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	increased capital expenditures required for new gas pipeline or field services projects;

•
the ability of RRI and its subsidiaries and any successor companies to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which CERC is a guarantor;

•	the ability of NRG Retail, LLC, the successor to RRI’s retail electric provider and the largest customer of CenterPoint Houston, to satisfy its obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2008 Form 10-K.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2009, the recorded fair value of our non-trading energy derivatives was a net liability of $173 million (before collateral). The net liability consisted of a net liability of $198 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $25 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their June 30, 2009 levels would have increased the fair value of our non-trading energy derivatives net liability by $40 million. However, the consolidated income statement impact of this same 10% decrease in market prices would be an increase in income of $5 million.

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

Interest Rate Risk

As of June 30, 2009, we had outstanding long-term debt, bank loans, lease obligations and our obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $1.5 billion and $584 million at December 31, 2008 and June 30, 2009, respectively. If the floating interest rates were to increase by 10% from June 30, 2009 rates, our combined interest expense would increase by less than $1 million annually.

At December 31, 2008 and June 30, 2009, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.0 billion and $9.3 billion, respectively, in principal amount and having a fair value of $8.5 billion and $9.3 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 10 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $324 million if interest rates were to decline by 10% from their levels at June 30, 2009. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001, the ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $119 million at June 30, 2009 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $19 million if interest rates were to decline by 10% from levels at June 30, 2009. Changes in the fair value of the derivative component, a $157 million recorded liability at June 30, 2009, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2009 levels, the fair value of the derivative component liability would increase by approximately $3 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common and 1.8 million shares of TWC Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2009 aggregate market value of TW Common and TWC Common would result in a net loss of approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Award to Chairman. In May 2009, we awarded Milton Carroll 25,000 shares of our common stock pursuant to an agreement under which he serves as Chairman of our Board of Directors. We relied on a private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 5.     OTHER INFORMATION

The ratio of earnings to fixed charges for the six months ended June 30, 2008 and 2009 was 2.13 and 1.71, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	—	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
3.2	—	Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
4.1	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	—	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	—	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	—	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.4.1	—	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.4.2	—	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.5	—	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
4.6	—	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1
10.1	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
+12	—	Computation of Ratios of Earnings to Fixed Charges
+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	—	Section 1350 Certification of David M. McClanahan
+32.2	—	Section 1350 Certification of Gary L. Whitlock
+99.1	—	Items incorporated by reference from the CenterPoint Energy Form 10-K. Item 1A “Risk Factors”
+101.INS	—	XBRL Instance Document (1)
+101.SCH	—	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: August 5, 2009

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	—	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
3.2	—	Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
4.1	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	—	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	—	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	—	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	—	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.4.1	—	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.4.2	—	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.5	—	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
4.6	—	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1
10.1	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
+12	—	Computation of Ratios of Earnings to Fixed Charges
+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	—	Section 1350 Certification of David M. McClanahan
+32.2	—	Section 1350 Certification of Gary L. Whitlock
+99.1	—	Items incorporated by reference from the CenterPoint Energy Form 10-K. Item 1A “Risk Factors”
+101.INS	—	XBRL Instance Document (1)
+101.SCH	—	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished, not filed.