Form 10-Q
period 2009-09-30
CENTERPOINT ENERGY INC
filed 2009-10-28
CIK 1130310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of October 19, 2009, CenterPoint Energy, Inc. had 390,371,433 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will" or other similar words.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up proceedings , including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change and health care reform, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

•	the ability of NRG Retail, LLC, the successor to RRI’s retail electric provider and the largest customer of CenterPoint Houston, to satisfy its obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenues	$2,515	$1,576	$8,548	$5,982

Expenses:
Natural gas	1,532	582	5,675	3,081
Operation and maintenance	371	415	1,078	1,226
Depreciation and amortization	194	208	540	562
Taxes other than income taxes	81	84	285	288
Total	2,178	1,289	7,578	5,157
Operating Income	337	287	970	825

Other Income (Expense):
Gain (loss) on marketable securities	(36)	47	(73)	68
Gain (loss) on indexed debt securities	33	(30)	66	(54)
Interest and other finance charges	(116)	(126)	(346)	(384)
Interest on transition bonds	(34)	(32)	(102)	(98)
Equity in earnings of unconsolidated affiliates	23	(3)	46	8
Other, net	6	9	10	31
Total	(124)	(135)	(399)	(429)

Income Before Income Taxes	213	152	571	396
Income tax expense	(77)	(38)	(212)	(129)
Net Income	$136	$114	$359	$267

Basic Earnings Per Share	$0.40	$0.31	$1.08	$0.75

Diluted Earnings Per Share	$0.39	$0.31	$1.05	$0.74

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2008	September 30, 2009
Current Assets:
Cash and cash equivalents	$167	$61
Investment in marketable securities	218	286
Accounts receivable, net	1,009	609
Accrued unbilled revenues	541	161
Natural gas inventory	441	225
Materials and supplies	128	148
Non-trading derivative assets	118	50
Taxes receivable	-	108
Prepaid expenses and other current assets	413	347
Total current assets	3,035	1,995

Property, Plant and Equipment:
Property, plant and equipment	14,006	14,463
Less accumulated depreciation and amortization	3,710	3,915
Property, plant and equipment, net	10,296	10,548

Other Assets:
Goodwill	1,696	1,696
Regulatory assets	3,684	3,701
Non-trading derivative assets	20	15
Investment in unconsolidated affiliates	345	471
Notes receivable from unconsolidated affiliates	323	-
Other	277	227
Total other assets	6,345	6,110

Total Assets	$19,676	$18,653

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2008	September 30, 2009
Current Liabilities:
Short-term borrowings	$153	$40
Current portion of transition bond long-term debt	208	221
Current portion of other long-term debt	125	339
Indexed debt securities derivative	133	187
Accounts payable	897	351
Taxes accrued	189	138
Interest accrued	180	139
Non-trading derivative liabilities	87	45
Accumulated deferred income taxes, net	372	425
Other	504	427
Total current liabilities	2,848	2,312

Other Liabilities:
Accumulated deferred income taxes, net	2,608	2,757
Unamortized investment tax credits	24	18
Non-trading derivative liabilities	47	42
Benefit obligations	849	851
Regulatory liabilities	821	916
Other	276	342
Total other liabilities	4,625	4,926

Long-term Debt:
Transition bonds	2,381	2,160
Other	7,800	6,667
Total long-term debt	10,181	8,827

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (346,088,548 shares and 390,331,500 shares outstanding at December 31, 2008 and September 30, 2009, respectively)	3	4
Additional paid-in capital	3,158	3,650
Accumulated deficit	(1,008)	(944)
Accumulated other comprehensive loss	(131)	(122)
Total shareholders’ equity	2,022	2,588

Total Liabilities and Shareholders’ Equity	$19,676	$18,653

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$359	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	540	562
Amortization of deferred financing costs	21	29
Deferred income taxes	471	250
Unrealized loss (gain) on marketable securities	73	(68)
Unrealized loss (gain) on indexed debt securities	(66)	54
Write-down of natural gas inventory	24	6
Equity in earnings of unconsolidated affiliates, net of distributions	(45)	(4)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	441	796
Inventory	(252)	190
Taxes receivable	(289)	(108)
Accounts payable	(119)	(527)
Fuel cost over (under) recovery	(11)	(53)
Non-trading derivatives, net	(28)	24
Margin deposits, net	(96)	89
Interest and taxes accrued	(173)	(93)
Net regulatory assets and liabilities	(48)	19
Other current assets	(2)	(1)
Other current liabilities	(6)	(18)
Other assets	(15)	1
Other liabilities	(20)	14
Other, net	(35)	8
Net cash provided by operating activities	724	1,437

Cash Flows from Investing Activities:
Capital expenditures	(632)	(809)
Decrease (increase) in restricted cash of transition bond companies	(8)	3
Decrease (increase) in notes receivable from unconsolidated affiliates	(175)	323
Investment in unconsolidated affiliates	(207)	(111)
Other, net	31	12
Net cash used in investing activities	(991)	(582)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(82)	(113)
Long-term revolving credit facilities, net	737	(1,431)
Proceeds from commercial paper, net	-	15
Proceeds from long-term debt	1,088	500
Payments of long-term debt	(1,373)	(215)
Debt issuance costs	(11)	(4)
Payment of common stock dividends	(183)	(202)
Proceeds from issuance of common stock, net	45	489
Other, net	1	-
Net cash provided by (used in) financing activities	222	(961)

Net Decrease in Cash and Cash Equivalents	(45)	(106)
Cash and Cash Equivalents at Beginning of Period	129	167
Cash and Cash Equivalents at End of Period	$84	$61

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$447	$507
Income taxes, net	188	57
Non-cash transactions:
Accounts payable related to capital expenditures	218	77

See Notes to CenterPoint Energy’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of September 30, 2009, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

Effective January 1, 2009, CenterPoint Energy adopted new accounting guidance which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments.  These disclosures are included as part of CenterPoint Energy’s Derivatives Instruments footnote (see Note 5).

In May 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which changed the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. Under this new guidance, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below-market coupon interest rate. The debt is then subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. CenterPoint Energy adopted this new accounting guidance effective January 1, 2009, which required retrospective application to all periods presented. CenterPoint Energy currently has no convertible debt that is within the scope of this new guidance, but did during prior periods presented.  Accordingly, the implementation of this new guidance had a non-cash effect on net income for prior periods and the consolidated balance sheets when CenterPoint Energy had contingently convertible debt outstanding. There was no effect on net income for the three months ended September 30, 2008. The effect on net income for the nine months ended September 30, 2008 was a decrease in net income of $1 million. There was no impact on basic or diluted earnings per share. Upon adoption of this new guidance, the effect on the balance sheet as of January 1, 2009 was a credit to Additional Paid-In-Capital of $23 million, with an offsetting debit to retained earnings.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets which expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new accounting guidance is effective for fiscal years ending after December 15, 2009. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. This new accounting guidance is effective for interim reporting periods ending after June 15, 2009. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.  See Note 13 for the required disclosures.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance is effective for interim or annual periods ending after June 15, 2009. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 16 for the subsequent event related disclosures.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities (VIEs) that  changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles.  This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. CenterPoint Energy’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$8	$-	$7	$-
Interest cost	25	6	28	7
Expected return on plan assets	(37)	(3)	(24)	(2)
Amortization of prior service credit	(2)	-	-	-
Amortization of net loss	6	-	17	-
Amortization of transition obligation	-	2	-	2
Net periodic cost	$-	$5	$28	$7

	Nine Months Ended September 30,
	2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$23	$1	$19	$1
Interest cost	76	20	85	21
Expected return on plan assets	(111)	(9)	(73)	(7)
Amortization of prior service cost (credit)	(5)	3	2	2
Amortization of net loss	18	-	51	-
Amortization of transition obligation	-	4	-	5
Net periodic cost	$1	$19	$84	$22

(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2009 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $8 million and $21 million in pension expense during the three and nine months ended September 30, 2009, respectively.

CenterPoint Energy expects to contribute approximately $22 million to its pension plans in 2009, of which $2 million and $19 million, respectively, have been contributed during the three and nine months ended September 30, 2009.

CenterPoint Energy expects to contribute approximately $26 million to its postretirement benefits plan in 2009, of which $8 million and $20 million, respectively, have been contributed during the three and nine months ended September 30, 2009.

Effective January 1, 2008, CenterPoint Energy adopted new accounting guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements which required CenterPoint Energy to recognize the effect of implementation through a cumulative effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption.  CenterPoint Energy calculated the impact as negligible at the time of adoption on January 1, 2008.  During the quarter ended June 30, 2009, CenterPoint Energy determined that its adoption calculation had omitted the impact that increasing future premium costs would have on the liability and, therefore, it recorded as a cumulative effect adjustment a $15 million correction to increase other non-current liabilities and accumulated deficit as of January 1, 2008.  The effects of the correction on the previously reported accumulated deficit and net income for 2008 and for 2009 were not material to CenterPoint Energy’s financial position, results of operations or cash flows.

(4)	Regulatory Matters

(a) Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $28 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Energy’s or CenterPoint Houston’s reported operating income for 2008 or the first nine months of 2009. In April 2009, CenterPoint Houston filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs, pursuant to the legislation described below.

In April 2009, the Texas Legislature enacted legislation that authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation required the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorized the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In its application filed in April 2009, CenterPoint Houston sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced that it had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, CenterPoint Houston would be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of a total of $663 million, of which $643 million is attributable to distribution service and eligible for securitization and the remaining $20 million is attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  As discussed above, in August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds are issued, as well as certain up-front qualified costs capped at approximately $6 million.  In accordance with the financing order, CenterPoint Houston is to place into effect a separate customer credit related to accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs to be recovered. This separate credit (ADFIT Credit) is to be applied to customers’ bills to reflect the benefit of those deferred taxes at a carrying charge of 11.075%. The beginning balance of the ADFIT related to storm costs is approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will become effective on the same date as the tariff for the system restoration charges and will reduce operating income in 2010 by approximately $24 million. CenterPoint Houston expects to issue the system restoration bonds in the fourth quarter of 2009. Assuming system restoration bonds are issued, CenterPoint Houston will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  CenterPoint Houston expects to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing mechanisms established to recover transmission costs.

In accordance with the orders discussed above, as of September 30, 2009, CenterPoint Houston has recorded a net regulatory asset of $642 million associated with distribution-related storm restoration costs and $20 million associated with transmission-related storm restoration costs.  These amounts reflect carrying costs of $50 million related to distribution and $2 million related to transmission through September 30, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the three months and nine months ended September 30, 2009, the component representing a return of borrowing costs of $6 million and $20 million, respectively, has been recognized and is included in other income in CenterPoint Energy’s Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $32 million is being deferred and will be recognized as it is collected through rates.

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009.  Although CenterPoint Energy and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Energy can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court.  In June 2009, the Texas Supreme Court agreed to hear those appeals and oral argument before the court was held in October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, CenterPoint Energy does not expect the disposition of this matter to have a material adverse effect on CenterPoint Energy’s or CenterPoint Houston’s financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the nine months ended September 30, 2008, CenterPoint Houston recognized approximately $5 million in operating income from the CTC.

As of September 30, 2009, CenterPoint Energy had not recognized an allowed equity return of $196 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2008 and 2009, CenterPoint Houston recognized approximately $4 million and $5 million, respectively, of the allowed equity return not previously recognized.  During the nine months ended September 30, 2008 and 2009, CenterPoint Houston recognized approximately $10 million and $11 million, respectively, of the allowed equity return not previously recognized.

(c) Rate Proceedings

Texas. In March 2008, the natural gas distribution businesses of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, Gas Operations implemented rates that are expected to increase annual revenues by approximately $3.5 million.  The implemented rates have been contested by 9 cities. CenterPoint Energy and CERC do not expect the outcome of this matter to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs totaling approximately $10 million. The application seeks to begin recovery of these costs through a surcharge effective July 1, 2010.  CenterPoint Houston expects an order from the Texas Utility Commission in the fourth quarter of 2009.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. If approved by the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $25.4 million.  The proposed increase would allow Gas Operations to recover increased operating costs, which include higher pension expense.  It would also provide a return on the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism similar to that obtained in the Texas Coast rate proceeding discussed above that would annually adjust rates to reflect changes in capital, expenses and usage. CERC and CenterPoint Energy do not expect an order from the Railroad Commission and the cities until the first quarter of 2010.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision.  In July 2009, the Minnesota Supreme Court issued its decision in which it reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision had no negative impact on CenterPoint Energy’s or CERC’s financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

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

(d) Regulatory Accounting

CenterPoint Energy has a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 270-mile interstate natural gas pipeline.  In 2009, SESH discontinued the use of guidance for accounting for regulated operations, which resulted in CenterPoint recording its share of the effects of such write-offs of SESH’s regulatory assets through non-cash pre-tax charges for the quarters ended March 31, 2009 and September 30, 2009 of $5 million and $11 million, respectively.  These non-cash charges are reflected in equity in earnings of unconsolidated affiliates in the Condensed Statements of Consolidated Income.  The related tax benefits of $2 million and $4 million, respectively, are reflected in the income tax expense line of the Condensed Statements of Consolidated Income.

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

In prior years, CenterPoint Energy entered into certain derivative instruments that were designated as cash flow hedges. The objective of these derivative instruments was to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting CenterPoint Energy’s wholesale and retail customer obligations.  If derivatives are designated as a cash flow hedge, the effective portions of the changes in their fair values are reflected initially as a separate component of shareholders’ equity and subsequently recognized in income at the same time the hedged items impact earnings. The ineffective portions of changes in fair values of derivatives designated as hedges are immediately recognized in income. Changes in derivatives not designated as normal or as cash flow hedges are recognized in income as they occur. CenterPoint Energy does not enter into or hold derivative instruments for trading purposes.

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

(a) Non-Trading Activities

Derivative Instruments. CenterPoint Energy enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges. CenterPoint Energy utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading.

During the three months ended September 30, 2008, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $80 million and increased natural gas expense from unrealized net losses of $34 million, resulting in a net unrealized gain of $46 million. During the three months ended September 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $31 million, resulting in a net unrealized loss of $6 million.

During the nine months ended September 30, 2008, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $51 million and increased natural gas expense from unrealized net losses of $37 million, resulting in a net unrealized gain of $14 million. During the nine months ended September 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $71 million and decreased natural gas expense from unrealized net gains of $49 million, resulting in a net unrealized loss of $22 million.

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of the gas operations in the remaining jurisdictions and in CenterPoint Houston’s service territory.

In 2007, 2008 and 2009, CenterPoint Energy entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the respective winter heating seasons.  The swaps were based on ten-year normal weather. During the three and nine months ended September 30, 2008, CenterPoint Energy recognized losses of $-0- and $13 million, respectively, related to these swaps.  During the three and nine months ended September 30, 2009, CenterPoint Energy recognized losses of $-0-and $3 million, respectively, related to these swaps. The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities.  The first table provides a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of September 30, 2009, while the latter tables provide a breakdown of the related income statement impact for the three and nine months ended September 30, 2009.

Fair Value of Derivative Instruments
	September 30, 2009
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Commodity contracts (1)	Current Assets	$59	$(9)
Commodity contracts (1)	Other Assets	16	(1)
Commodity contracts (1)	Current Liabilities	26	(137)
Commodity contracts (1)	Other Liabilities	2	(94)
Indexed debt securities derivative	Current Liabilities	-	(187)
Total		$103	$(428)
_________
(1)
Commodity contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for commodity contracts is comprised of derivative gross volumes totaling 668 billion cubic feet (Bcf) or a net 138 Bcf long position.   Of the net long position, basis swaps constitute 61 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 56 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $22 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the commodity contracts derivative assets and liabilities separately shown above offset by collateral netting of $116 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery through purchased gas adjustments are recorded as net regulatory assets. For those derivatives that are not included in purchased gas adjustments, unrealized gains and losses and settled amounts are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) on the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments	Income Statement Location	Three Months Ended September 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$(4)
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(27)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(30)
Total		$(61)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(31) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments	Income Statement Location	Nine Months Ended September 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$80
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(218)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(54)
Total		$(192)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(148) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions require CenterPoint Energy to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CenterPoint Energy is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at September 30, 2009 is $151 million.  The aggregate fair value of assets that are already posted as collateral at September 30, 2009 is $82 million.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at September 30, 2009, $69 million of additional assets would be required to be posted as collateral.

(6)	Fair Value Measurements

Effective January 1, 2008, CenterPoint Energy adopted new accounting guidance on fair value measurements which requires additional disclosures about CenterPoint Energy’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CenterPoint Energy adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on CenterPoint Energy’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008 and September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2008
	(in millions)
Assets
Corporate equities	$218	$-	$-	$-	$218
Investments, including money market funds	70	-	-	-	70
Derivative assets	8	155	49	(74)	138
Total assets	$296	$155	$49	$(74)	$426
Liabilities
Indexed debt securities derivative	$-	$133	$-	$-	$133
Derivative liabilities	44	244	107	(261)	134
Total liabilities	$44	$377	$107	$(261)	$267
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral held or placed with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2009
	(in millions)
Assets
Corporate equities	$287	$-	$-	$-	$287
Investments, including money market funds	67	-	-	-	67
Derivative assets	2	94	7	(38)	65
Total assets	$356	$94	$7	$(38)	$419
Liabilities
Indexed debt securities derivative	$-	$187	$-	$-	$187
Derivative liabilities	16	207	18	(154)	87
Total liabilities	$16	$394	$18	$(154)	$274
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $116 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,
	2008	2009
	(in millions)
Beginning balance	$6	$(17)
Total unrealized gains or (losses):
Included in earnings	(61)	2
Included in regulatory assets	-	3
Purchases, sales, other settlements, net	(4)	1 (1)
Ending balance	$(59)	$(11)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$3
__________
(1)	Purchases, sales, other settlements, net include a less than $1 million gain associated with price stabilization activities of CenterPoint Energy’s Natural Gas Distribution business segment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Nine Months Ended September 30,
	2008	2009
	(in millions)
Beginning balance	$(3)	$(58)
Total unrealized gains or (losses):
Included in earnings	(52)	-
Included in regulatory assets	-	(13)
Purchases, sales, other settlements, net	(4)	60 (1)
Ending balance	$(59)	$(11)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$9	$2
_________
(1)	Purchases, sales, other settlements, net include a $57 million gain associated with price stabilization activities of CenterPoint Energy’s Natural Gas Distribution business segment.

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2008 and September 30, 2009 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

CenterPoint Energy performs its goodwill impairment tests at least annually and evaluates goodwill when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

CenterPoint Energy performed the test at July 1, 2009, its annual impairment testing date, and determined that no impairment charge for goodwill was required.

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(in millions)
Net income	$136	$114	$359	$267
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $2, $2, $3 and $5)	-	3	3	9
Net deferred loss from cash flow hedges (net of tax of $-0-, $-0-, $2 and $-0-)	(1)	-	(4)	-
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $2 and $-0-)	-	-	(4)	-
Total	(1)	3	(5)	9
Comprehensive income	$135	$117	$354	$276

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2008	September 30, 2009
	(in millions)
Adjustment to pension and postretirement plans	$(127)	$(118)
Net deferred loss from cash flow hedges	(4)	(4)
Total accumulated other comprehensive loss	$(131)	$(122)

(9)	Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2008, 346,088,714 shares of CenterPoint Energy common stock were issued and 346,088,548 shares were outstanding. At September 30, 2009, 390,331,666 shares of CenterPoint Energy common stock were issued and 390,331,500 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2008 and September 30, 2009.

During the three months ended September 30, 2009, CenterPoint Energy received proceeds of approximately $11 million from the sale of approximately 0.9 million common shares to its defined contribution plan and proceeds of approximately $4 million from the sale of approximately 0.3 million common shares to participants in its enhanced dividend reinvestment plan.  During the nine months ended September 30, 2009, CenterPoint Energy received proceeds of approximately $47 million from the sale of approximately 4.1 million common shares to its defined contribution plan and proceeds of approximately $11 million from the sale of approximately 1.0 million common shares to participants in its enhanced dividend reinvestment plan.

CenterPoint Energy received net proceeds of $148 million from the issuance of 14.3 million shares of its common stock through a continuous offering program during the nine months ended September 30, 2009.

In September 2009, CenterPoint Energy received net proceeds of approximately $280 million from the issuance of 24.2 million shares of its common stock in an underwritten public offering.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility now ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2008 and September 30, 2009, the facility size was $128 million and $150 million, respectively. As of December 31, 2008 and September 30, 2009, advances under the receivables facilities were $78 million and $40 million, respectively.

Inventory Financing. In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million.  This transaction was accounted for as a financing and, as of December 31, 2008 and September 30, 2009, CenterPoint Energy’s financial statements reflect natural gas inventory of $75 million and $-0-, respectively, and a financing obligation of $75 million and $-0-, respectively, related to this transaction.

Revolving Credit Facility. On October 6, 2009, CenterPoint Houston terminated its $600 million 364-day credit facility which was secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston.  From inception through its termination, there had been no borrowings under the credit facility.

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

Revolving Credit Facilities. CenterPoint Energy’s $1.2 billion credit facility has a first drawn cost of the London Interbank Offered Rate (LIBOR) plus 55 basis points based on CenterPoint Energy’s current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified (i) in August 2008 so that the permitted ratio of debt to EBITDA would continue at its then-current level for the remaining term of the facility and (ii) in November 2008 so that the permitted ratio of debt to EBITDA would be temporarily increased until the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike, after which time the permitted ratio would revert to the level that existed prior to the November 2008 modification.  Non-recourse securitization bonds are not included within the definition of debt for purposes of this covenant.

CenterPoint Houston’s $289 million credit facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant. The facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings.

On October 7, 2009, the size of the CERC Corp. revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.  CERC Corp.’s $915 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant.

Under CenterPoint Energy’s $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2008 and September 30, 2009, the following loan balances were outstanding under CenterPoint Energy’s long-term revolving credit facilities (in millions):

	December 31, 2008	September 30, 2009
CenterPoint Energy credit facility borrowings	$264	$-
CenterPoint Houston credit facility borrowings	251	-
CERC Corp. credit facility borrowings	926	10
Total credit facility borrowings	$1,441	$10

In addition, as of both December 31, 2008 and September 30, 2009, CenterPoint Energy had approximately $27 million of outstanding letters of credit under its $1.2 billion credit facility and CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2008 and September 30, 2009.  There was $-0- and $15 million of outstanding commercial paper backstopped by CERC Corp.’s credit facility as of December 31, 2008 and September 30, 2009, respectively.  CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of September 30, 2009.

(11)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2009, minimum payment obligations for natural gas supply commitments are approximately $151 million for the remaining three months in 2009, $449 million in 2010, $466 million in 2011, $383 million in 2012, $371 million in 2013 and $738 million after 2013.

(b) Capital Commitments

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from the Haynesville Shale and Bossier Shale formations in Texas and Louisiana. CEFS has also acquired existing jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.

Under the terms of the agreements, CEFS commenced gathering and treating services immediately utilizing the acquired facilities. CEFS will also expand the acquired facilities to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas from their current throughput of over 100 MMcf per day. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.

New construction to reach capacity of 700 MMcf per day includes more than 200 miles of pipelines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

Each of the agreements includes volume commitments for which CEFS has exclusive rights to gather Shell’s and EnCana’s natural gas production.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 billion cubic feet per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments.

 (c) Legal, Environmental and Other Regulatory Matters

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

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff sought review of that dismissal from the Tenth Circuit Court of Appeals, which affirmed the district court’s dismissal in March 2009. Following dismissal of the plaintiff’s motion to the Tenth Circuit for rehearing, the plaintiff sought review by the United States Supreme Court, but his petition for certiorari was denied in October 2009.

In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case, but the plaintiffs have sought rehearing of that dismissal.

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

In June 2007, CenterPoint Energy, CERC Corp., EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case.  In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against CenterPoint Energy, CERC Corp., EGMC and the other defendants in the Miller County case.  In January 2009, the court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over Texas claims.  All appellate deadlines expired without an appeal of the final declaratory judgment.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. In February 2009, the Arkansas plaintiff notified the APSC that he would no longer pursue his claims, and in July 2009 the complaint proceeding was dismissed by the APSC. All appellate deadlines expired without an appeal of the dismissal order.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At September 30, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of September 30, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of

Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.  In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding.  Although it is likely that the plaintiff will pursue an appeal from that dismissal, further action will not be taken until the district court disposes of claims against other defendants in the case. CERC and CenterPoint Energy do not expect the ultimate outcome to have a material impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy’s subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

Groundwater Contamination Litigation. Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases.  In January 2009, CERC and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources, is expected to resolve this litigation. CenterPoint Energy and CERC do not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of September 30, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively.  During the three months and nine months ended September 30, 2009, the effective tax rate was 25% and 33%, respectively.  CenterPoint Energy’s settlement of its federal income tax return examinations for tax years 2004 and 2005 affected the comparability of the effective tax rate. As a result of the settlement, CenterPoint Energy recognized a reduction in the liability for uncertain tax positions of approximately $42 million, which included approximately $4 million of uncertain tax positions existing as of December 31, 2008 which reduced income tax expense.  Additionally, CenterPoint Energy recognized approximately $9 million as a reduction in accrued interest.

The following table summarizes CenterPoint Energy’s uncertain tax positions at December 31, 2008 and September 30, 2009:

	December 31, 2008	September 30, 2009
	(in millions)
Liability for uncertain tax positions	$117	$169
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	14	9
Interest accrued on uncertain tax positions	10	2

(13)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Notes 5 and 6). Therefore, these financial instruments are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (excluding capital leases)	$10,396	$9,875	$9,266	$9,754

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$136	$114	$359	$267

Weighted average shares outstanding	342,228,000	369,512,000	333,652,000	356,570,000

Basic earnings per share:
Net income	$0.40	$0.31	$1.08	$0.75

Diluted earnings per share calculation:
Net income	$136	$114	$359	$267

Weighted average shares outstanding	342,228,000	369,512,000	333,652,000	356,570,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	841,000	514,000	846,000	459,000
Restricted stock	1,515,000	1,716,000	1,515,000	1,716,000
3.75% convertible senior notes	-	-	6,174,000	-
Weighted average shares assuming dilution	344,584,000	371,742,000	342,187,000	358,745,000

Diluted earnings per share:
Net income	$0.39	$0.31	$1.05	$0.74
__________

(1)
Options to purchase 2,720,083 shares were outstanding for both the three and nine months ended September 30, 2008, and options to purchase 2,521,030 shares were outstanding for both the three and nine months ended September 30, 2009, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

Substantially all of the 3.75% contingently convertible senior notes provided for settlement of the principal portion in cash rather than stock. The portion of the conversion value of such notes that was required to be settled in cash rather than stock is excluded from the computation of diluted earnings per share from continuing operations. CenterPoint Energy included the conversion spread in the calculation of diluted earnings per share when the average market price of CenterPoint Energy’s common stock in the respective reporting period exceeded the conversion price. In April 2008, CenterPoint Energy called its 3.75% convertible senior notes for redemption on May 30, 2008. Substantially all of CenterPoint Energy’s 3.75% convertible senior notes were submitted for conversion on or prior to the May 30, 2008 redemption date.

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended September 30, 2008
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$552	(1)	$-	$202
Natural Gas Distribution	548		2	(6)
Competitive Natural Gas Sales and Services	1,256		13	35
Interstate Pipelines	96		47	55	(3)
Field Services	60		11	44
Other Operations	3		-	7
Eliminations	-		(73)	-
Consolidated	$2,515		$-	$337

	For the Three Months Ended September 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$608	(1)	$-	$218
Natural Gas Distribution	400		2	(15)
Competitive Natural Gas Sales and Services	395		4	(8)
Interstate Pipelines	119		34	64
Field Services	51		12	23
Other Operations	3		-	5
Eliminations	-		(52)	-
Consolidated	$1,576		$-	$287

	For the Nine Months Ended September 30, 2008
	Revenues from External Customers		Net Intersegment Revenues	Operating Income		Total Assets as of December 31, 2008
Electric Transmission & Distribution	$1,471	(1)	$-	$457	(2)	$8,880
Natural Gas Distribution	2,969		7	119		4,961
Competitive Natural Gas Sales and Services	3,599		33	36		1,315
Interstate Pipelines	337		131	227	(3)	3,578
Field Services	164		27	121	(4)	826
Other Operations	8		-	10		2,185	(5)
Eliminations	-		(198)	-		(2,069)
Consolidated	$8,548		$-	$970		$19,676

	For the Nine Months Ended September 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of September 30, 2009
Electric Transmission & Distribution	$1,541	(1)	$-	$450	$9,017
Natural Gas Distribution	2,334		7	105	4,281
Competitive Natural Gas Sales and Services	1,585		11	-	1,065
Interstate Pipelines	355		106	194	3,478
Field Services	158		18	72	934
Other Operations	9		-	4	1,864	(5)
Eliminations	-		(142)	-	(1,986)
Consolidated	$5,982		$-	$825	$18,653
________
(1)
Sales to subsidiaries of RRI and its successor, CenterPoint Houston's largest customer, in the three months ended September 30, 2008 and 2009 represented approximately $199 million and $200 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of RRI and its successor in the nine months ended September 30, 2008 and 2009 represented approximately $492 million and $493 million, respectively.

(2)	Included in operating income of Electric Transmission & Distribution for the nine months ended September 30, 2008 is a $9 million gain on sale of land.

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

(5)	Included in total assets of Other Operations as of December 31, 2008 and September 30, 2009 are pension-related regulatory assets of $800 million and $758 million, respectively.

(16)	Subsequent Events

On October 22, 2009, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.19 per share of common stock payable on December 10, 2009, to shareholders of record as of the close of business on November 16, 2009.

        On October 27, 2009, the U.S. Department of Energy (DOE) notified CenterPoint Houston that it was awarded a $200 million grant for its advanced metering system and intelligent grid projects.  The award is contingent on successful negotiation with the DOE.

CenterPoint Energy has evaluated all subsequent events through the date these Interim Condensed Consolidated Financial Statements were issued, which was October 28, 2009.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

EXECUTIVE SUMMARY
Recent Events

Hurricane Ike

CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $28 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Energy’s or CenterPoint Houston’s reported operating income for 2008 or the first nine months of 2009. In April 2009, CenterPoint Houston filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs, pursuant to the legislation described below.

In April 2009, the Texas Legislature enacted legislation that authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation required the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorized the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In its application filed in April 2009, CenterPoint Houston sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced that it had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, CenterPoint Houston would be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of a total of $663 million, of which $643 million is attributable to distribution service and eligible for securitization and the remaining $20 million is attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  As discussed above, in August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1,

2009 through the date the system restoration bonds are issued, as well as certain up-front qualified costs capped at approximately $6 million.  In accordance with the financing order, CenterPoint Houston is to place into effect a separate customer credit related to accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs to be recovered. This separate credit (ADFIT Credit) is to be applied to customers’ bills to reflect the benefit of those deferred taxes at a carrying charge of 11.075%. The beginning balance of the ADFIT related to storm costs is approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will become effective on the same date as the tariff for the system restoration charges and will reduce operating income in 2010 by approximately $24 million. CenterPoint Houston expects to issue the system restoration bonds in the fourth quarter of 2009. Assuming system restoration bonds are issued, CenterPoint Houston will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  CenterPoint Houston expects to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing mechanisms established to recover transmission costs.

In accordance with the orders discussed above, as of September 30, 2009, CenterPoint Houston has recorded a net regulatory asset of $642 million associated with distribution-related storm restoration costs and $20 million associated with transmission-related storm restoration costs.  These amounts reflect carrying costs of $50 million related to distribution and $2 million related to transmission through September 30, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the three months and nine months ended September 30, 2009, the component representing a return of borrowing costs of $6 million and $20 million, respectively, has been recognized and is included in other income in our Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $32 million is being deferred and will be recognized as it is collected through rates.

Long-Term Gas Gathering and Treatment Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from the Haynesville Shale and Bossier Shale formations in Texas and Louisiana. CEFS has also acquired existing jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.

Under the terms of the agreements, CEFS commenced gathering and treating services immediately utilizing the acquired facilities. CEFS will also expand the acquired facilities to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas from their current throughput of over 100 MMcf per day. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.

New construction to reach capacity of 700 MMcf per day includes more than 200 miles of pipelines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

Each of the agreements includes volume commitments for which CEFS has exclusive rights to gather Shell’s and EnCana’s natural gas production.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 billion cubic feet per day (Bcf), CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction will be provided from anticipated cash flows from operations, lines of credit or proceeds from the sale of debt or equity securities.

Debt Transactions

On August 13, 2009, Southeast Supply Header, LLC (SESH) issued $375 million of 4.85% senior notes due 2014.  SESH used one-half of the proceeds of the notes to repay a construction loan to CERC in the amount of $186 million.  CERC Corp. used the proceeds from the construction loan repayment to repay borrowings under its credit facility.

On October 6, 2009, CenterPoint Houston terminated its $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

On October 7, 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

Equity Transactions

During the three months ended September 30, 2009, we received proceeds of approximately $11 million from the sale of approximately 0.9 million common shares to our defined contribution plan and proceeds of approximately $4 million from the sale of approximately 0.3 million common shares to participants in our enhanced dividend reinvestment plan.  During the nine months ended September 30, 2009, we received proceeds of approximately $47 million from the sale of approximately 4.1 million common shares to our defined contribution plan and proceeds of approximately $11 million from the sale of approximately 1.0 million common shares to participants in our enhanced dividend reinvestment plan.

We received net proceeds of $148 million from the issuance of 14.3 million shares of our common stock through a continuous offering program during the nine months ended September 30, 2009.

In September 2009, we received net proceeds of approximately $280 million from the issuance of 24.2 million shares of our common stock in an underwritten public offering. Proceeds were used for general corporate purposes, including to repay borrowings under our revolving credit facility and the money pool and to make loans to subsidiaries, including CERC to fund capital investments by CEFS.

Asset Management Agreements

The natural gas distribution businesses of CERC (Gas Operations) entered into various asset management agreements associated with its utility distribution service in Arkansas, Oklahoma, Louisiana, Mississippi and Texas.  Generally, an asset management agreement is a contract between an asset holder and an asset manager that strives to maximize the revenue-earning potential of the asset. In these agreements, Gas Operations agreed to release transportation and storage capacity to another party to manage gas storage, supply and delivery arrangements for Gas Operations when the released capacity is not needed and thereby maximize the value of the assets. Gas Operations will be compensated by the asset manager, in part based on the results of the asset optimization, and entering into the asset management agreements will reduce working capital requirements.   The agreements are expected, subject to regulatory approval, to commence in the fourth quarter of 2009 and to continue for various terms extending up to 2016.

Gas Operations has filed applications with state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma for approval of the applicable asset management agreements and to retain a share of the proceeds, with the remainder to benefit customers.  Commission approval has been obtained in Louisiana, Oklahoma and for one of two agreements in Arkansas.  Action is expected by the Mississippi commission in the fourth quarter of 2009.  A filing is expected to be made in Texas in the fourth quarter of 2009.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$2,515	$1,576	$8,548	$5,982
Expenses	2,178	1,289	7,578	5,157
Operating Income	337	287	970	825
Interest and Other Finance Charges	(116)	(126)	(346)	(384)
Interest on Transition Bonds	(34)	(32)	(102)	(98)
Equity in Earnings of Unconsolidated Affiliates	23	(3)	46	8
Other Income, net	3	26	3	45
Income Before Income Taxes	213	152	571	396
Income Tax Expense	(77)	(38)	(212)	(129)
Net Income	$136	$114	$359	$267

Basic Earnings Per Share	$0.40	$0.31	$1.08	$0.75

Diluted Earnings Per Share	$0.39	$0.31	$1.05	$0.74

Three months ended September 30, 2009 compared to three months ended September 30, 2008

We reported consolidated net income of $114 million ($0.31 per diluted share) for the three months ended September 30, 2009 compared to $136 million ($0.39 per diluted share) for the same period in 2008. The decrease in net income of $22 million was primarily due to a $50 million decrease in operating income (discussed by segment below), a $26 million decrease in the equity in earnings of unconsolidated affiliates and a $10 million increase in interest expense, excluding transition bond-related interest expense.  This decrease was partially offset by a $39 million decrease in income tax expense, a net gain on our indexed debt and marketable securities of $20 million and $6 million of carrying costs related to Hurricane Ike restoration costs included in Other Income, net.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

We reported consolidated net income of $267 million ($0.74 per diluted share) for the nine months ended September 30, 2009 compared to $359 million ($1.05 per diluted share) for the same period in 2008. The decrease in net income of $92 million was primarily due to a $145 million decrease in operating income (discussed by segment below), a $38 million decrease in the equity in earnings of unconsolidated affiliates and a $38 million increase in interest expense, excluding transition bond-related interest expense.  This decrease was partially offset by an $83 million decrease in income tax expense, a net gain on our indexed debt and marketable securities of $21 million and $20 million of carrying costs related to Hurricane Ike restoration costs included in Other Income, net.

Income Tax Expense

During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively.  During the three months and nine months ended September 30, 2009, the effective tax rate was 25% and 33%, respectively.  The settlement of our federal income tax return examinations for tax years 2004 and 2005 affected the comparability of the effective tax rate. As a result of the settlement, we recognized a reduction in the liability for uncertain tax positions of approximately $42 million, which included approximately $4 million of uncertain tax positions existing as of December 31, 2008 which reduced income tax expense. Additionally, we recognized approximately $9 million as a reduction in accrued interest.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Electric Transmission & Distribution	$202	$218	$457	$450
Natural Gas Distribution	(6)	(15)	119	105
Competitive Natural Gas Sales and Services	35	(8)	36	-
Interstate Pipelines	55	64	227	194
Field Services	44	23	121	72
Other Operations	7	5	10	4
Total Consolidated Operating Income	$337	$287	$970	$825

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues:
Electric transmission and distribution utility	$455	$503	$1,220	$1,281
Transition bond companies	97	105	251	260
Total revenues	552	608	1,471	1,541
Expenses:
Operation and maintenance, excluding transition bond companies	167	194	502	563
Depreciation and amortization, excluding transition bond companies	71	70	208	207
Taxes other than income taxes	48	52	153	158
Transition bond companies	64	74	151	163
Total expenses	350	390	1,014	1,091
Operating Income	$202	$218	$457	$450

Operating Income:
Electric transmission and distribution utility	$169	$187	$352	$353
Competition transition charge	-	-	5	-
Transition bond companies (1)	33	31	100	97
Total segment operating income	$202	$218	$457	$450

Throughput (in gigawatt-hours (GWh)):
Residential	8,446	9,243	19,623	20,041
Total	21,594	22,963	58,523	57,947

Number of metered customers at end of period:
Residential	1,824,238	1,849,158	1,824,238	1,849,158
Total	2,068,568	2,094,847	2,068,568	2,094,847
___________
(1)	Represents the amount necessary to pay interest on the transition bonds.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Electric Transmission & Distribution business segment reported operating income of $218 million for the three months ended September 30, 2009, consisting of $187 million from the regulated electric transmission and distribution utility (TDU) and $31 million related to transition bond companies. For the three months ended September 30, 2008, operating income totaled $202 million, consisting of $169 million from the TDU and $33 million related to transition bond companies. TDU revenues increased $48 million primarily due to higher transmission-related revenues ($16 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of the advanced metering system (AMS) ($9 million), higher revenues due to increased usage ($5 million) primarily as a result of warmer weather and higher revenues due to customer growth ($5 million) from the addition of over 26,000 new customers, partially offset by lower other revenues ($4 million).  Operation and maintenance expenses increased $27 million primarily due to higher transmission costs billed by transmission providers ($9 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($5 million), increased labor and benefit costs ($4 million), expenses related to AMS ($3 million) and increases in other expenses ($6 million).  Taxes other than income taxes increased $4 million as a result of a refund in 2008 of prior year state franchise taxes ($5 million).

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Electric Transmission & Distribution business segment reported operating income of $450 million for the nine months ended September 30, 2009, consisting of $353 million from the TDU and $97 million related to transition bond companies. For the nine months ended September 30, 2008, operating income totaled $457 million, consisting of $352 million from the TDU, exclusive of an additional $5 million from the CTC, and $100 million related to transition bond companies. TDU revenues increased $61 million primarily due to higher transmission-related revenues ($43 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of AMS ($17 million) and higher revenues due to customer growth ($11 million) from the addition of over 26,000 new customers, which were partially offset by declines in use ($18 million) primarily occurring in the first quarter and lower other revenues ($3 million). Operation and maintenance expenses increased $61 million primarily due to higher transmission costs billed by transmission providers ($24 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($5 million), higher pension and other employee benefit costs ($10 million), increased support services ($5 million), expenses related to AMS ($8 million) and a gain on a land sale in 2008 ($9 million). Taxes other than income taxes increased $5 million as a result of a refund in 2008 of prior year state franchise taxes ($5 million). Changes in pension expense over our 2007 base year amount are being deferred until our next general rate case pursuant to Texas law.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$550	$402	$2,976	$2,341
Expenses:
Natural gas	351	198	2,196	1,538
Operation and maintenance	139	157	436	478
Depreciation and amortization	40	40	118	121
Taxes other than income taxes	26	22	107	99
Total expenses	556	417	2,857	2,236
Operating Income (Loss)	$(6)	$(15)	$119	$105

Throughput (in Bcf):
Residential	13	13	117	111
Commercial and industrial	41	38	171	154
Total Throughput	54	51	288	265

Number of customers at period end:
Residential	2,936,777	2,954,095	2,936,777	2,954,095
Commercial and industrial	244,959	241,036	244,959	241,036
Total	3,181,736	3,195,131	3,181,736	3,195,131

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Natural Gas Distribution business segment reported an operating loss of $15 million for the three months ended September 30, 2009 compared to an operating loss of $6 million for the three months ended September 30, 2008. Operating margin (revenues less cost of gas) increased $5 million primarily due to increased rates ($4 million). Operation and maintenance expenses increased $18 million primarily due to increased pension expense ($8 million), higher labor and non-pension related benefits expense ($4 million), customer related expenses and support services costs ($5 million) and increases in other expenses ($4 million), partially offset by lower bad debt expense ($4 million).  Taxes other than income taxes decreased primarily due to lower gross receipts taxes.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Natural Gas Distribution business segment reported operating income of $105 million for the nine months ended September 30, 2009 compared to operating income of $119 million for the nine months ended September 30, 2008.  Operating margin improved $23 million primarily as a result of rate increases ($18 million), recovery of higher energy-efficiency costs ($4 million), increased non-utility revenues ($5 million), residential customer growth ($2 million), with the addition of approximately 17,000 customers, and increased margin from commercial and industrial customers ($2 million), partially offset by decreased gross receipts taxes ($10 million).  Operation and maintenance expenses increased $42 million primarily due to increased pension expense ($26 million), higher labor and non-pension related benefits expense ($11 million) and increased customer-related expenses and support services costs ($11 million), partially offset by lower bad debt expense ($8 million) and other expense reductions ($3 million).  Depreciation expense increased due to higher plant balances.  Taxes other than income taxes decreased due to the gross receipts taxes above, partially offset by an increase in property taxes ($2 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$1,269	$399	$3,632	$1,596
Expenses:
Natural gas	1,225	396	3,567	1,562
Operation and maintenance	8	10	26	30
Depreciation and amortization	1	1	2	3
Taxes other than income taxes	-	-	1	1
Total expenses	1,234	407	3,596	1,596
Operating Income (Loss)	$35	$(8)	$36	$-

Throughput (in Bcf)	125	115	392	370

Number of customers at period end	8,988	10,934	8,988	10,934

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $8 million for the three months ended September 30, 2009 compared to operating income of $35 million for the three months ended September 30, 2008.  The decrease in operating income of $43 million was primarily due to the unfavorable impact of mark-to-market accounting for non-trading financial derivatives for the third quarter of 2009 of $6 million versus a favorable impact of $46 million for the same period in 2008. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The derivative contracts create the mark-to-market accounting adjustment.  This decrease was partially offset by the absence of a write-down of natural gas inventory to the lower of cost or market in the current quarter as compared to a $24 million write-down in the third quarter 2008. The remaining $15 million decrease was comprised of reduced margin of $12 million, due to lower sales volume and reduced locational spreads and increased operating expense of $3 million.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported operating income of $-0- for the nine months ended September 30, 2009 compared to operating income of $36 million for the nine months ended September 30, 2008.  The decrease in operating income of $36 million was primarily due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the first nine months of 2009 of $22 million versus a favorable impact of $14 million for the same period in 2008. This decrease in operating income was partially offset by a $6 million write-down of natural gas inventory to the lower of cost or market for the nine months ended September 30, 2009 compared to a $24 million write-down in the same period last year. The remaining $18 million decrease was comprised of reduced margin of $13 million and increased operating expense of $5 million for the nine months ended September 30, 2009 compared to the same period last year.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$143	$153	$468	$461
Expenses:
Natural gas	24	22	97	85
Operation and maintenance	47	47	93	123
Depreciation and amortization	11	12	34	36
Taxes other than income taxes	6	8	17	23
Total expenses	88	89	241	267
Operating Income	$55	$64	$227	$194

Transportation throughput (in Bcf) :	360	378	1,145	1,235

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Interstate Pipeline business segment reported operating income of $64 million for the three months ended September 30, 2009 compared to $55 million for the three months ended September 30, 2008.  Margins (revenues less natural gas costs) increased $12 million primarily due to a new backhaul agreement on the Carthage to Perryville pipeline ($10 million) and new contracts with power generation customers ($6 million).  These increases were partially offset by reduced other transportation margins and ancillary services ($4 million) primarily due to the decline in commodity prices from the significantly higher levels in 2008.  Operations and maintenance expenses increased due to costs associated with incremental facilities and increased pension expenses ($7 million), but that increase was offset by a write-down associated with pipeline assets removed from service in the third quarter of 2008 ($7 million).  Depreciation and amortization expenses increased $1 million and taxes other than income increased by $2 million, $1 million of which was due to 2008 tax refunds.

Equity Earnings.  In addition, this business segment recorded equity income of $18 million and equity loss of $5 million for the three months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in SESH, a jointly-owned pipeline that went into service in September 2008.  Approximately $17 million of income in the third quarter of 2008 was pre-operating allowance for funds used during construction in 2008.  The third quarter 2009 loss of $5 million included a non-cash pre-tax charge of $11 million associated with the write-off of certain regulatory assets resulting from SESH’s decision to discontinue the use of guidance for accounting for regulated operations. The charge more than offset the equity income from SESH’s ongoing operations of $6 million for the third quarter of 2009.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Interstate Pipeline business segment reported operating income of $194 million for the nine months ended September 30, 2009 compared to $227 million for the nine months ended September 30, 2008. Margins (revenues less natural gas costs) increased $5 million primarily due to the Carthage to Perryville pipeline ($22 million) and new contracts with power generation customers ($15 million).  These increases were partially offset by reduced other transportation margins and ancillary services ($32 million) primarily due to the decline in commodity prices from the significantly higher levels in 2008.  Operations and maintenance expenses increased primarily due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities and increased pension expenses ($19 million).  These expenses were partially offset by a write-down associated with pipeline assets removed from service in the third quarter of 2008 ($7 million).  Depreciation and amortization expenses increased $2 million and taxes other than income increased by $6 million, $3 million of which was due to 2008 tax refunds.

Equity Earnings.  In addition, this business segment recorded equity income of $34 million and $2 million for the nine months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in SESH.  Approximately $33 million of the income in the nine months ended September 30, 2008 was pre-operating allowance for funds used during construction in 2008.  The 2009 results include a non-cash pre-tax charge of $16 million to reflect SESH’s decision to discontinue the use of guidance for accounting for regulated operations and the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50 percent share was $5 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$71	$63	$191	$176
Expenses:
Natural gas	5	18	11	36
Operation and maintenance	19	17	48	54
Depreciation and amortization	3	4	9	11
Taxes other than income taxes	-	1	2	3
Total expenses	27	40	70	104
Operating Income	$44	$23	$121	$72

Gathering throughput (in Bcf) :	109	106	311	312

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Field Services business segment reported operating income of $23 million for the three months ended September 30, 2009 compared to $44 million for the three months ended September 30, 2008.  Operating income from new projects and core gathering services increased approximately $4 million for three months ended September 30, 2009 when compared to the same period in 2008 primarily due to continued development in the shale plays. This increase was offset primarily by the effect of a decline in commodity prices from the significantly higher levels in 2008 of approximately $20 million. In addition, operating income decreased from the prior year quarter associated with gains from system imbalances ($3 million).

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $2 million in the three months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in natural gas liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Field Services business segment reported operating income of $72 million for the nine months ended September 30, 2009 compared to $121 million for the nine months ended September 30, 2008.  Operating income from new projects and core gathering services increased approximately $16 million for the nine months ended September 30, 2009 when compared to the same period in 2008 primarily due to continued development in the shale plays.  This increase was offset primarily by the effect of a decline in commodity prices of approximately $43 million from the significantly higher prices experienced in 2008.  Operating income for the nine months ended September 30, 2009 also included higher costs associated with incremental facilities and increased pension costs ($5 million). The nine month period September 30, 2008 benefited from a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a one-time gain ($6 million) related to the sale of assets.

Equity Earnings.  In addition, this business segment recorded equity income of $12 million and $6 million in the nine months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in natural gas liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three and nine months ended September 30, 2008 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$3	$3	$8	$9
Expenses	(4)	(2)	(2)	5
Operating Income	$7	$5	$10	$4

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings" in Item 7 of Part II, "Risk Factors" in Item 1A of Part II of this Form 10-Q and "Cautionary Statement Regarding Forward-Looking Information."

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
	(in millions)
Cash provided by (used in):
Operating activities	$724	$1,437
Investing activities	(991)	(582)
Financing activities	222	(961)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2009 increased $713 million compared to the same period in 2008 primarily due to decreased gas storage inventory ($425 million), decreased net margin deposits ($185 million), decreased tax payments ($131 million) and decreased net regulatory assets and liabilities ($67 million), which was partially offset by decreased net accounts receivable/payable ($53 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2009 decreased $409 million compared to the same period in 2008 due to decreased investment in unconsolidated affiliates of $96 million, decreased notes receivable from unconsolidated affiliates of $498 million and decreased restricted cash of transition bond companies of $11 million, offset by increased capital expenditures of $177 million primarily related to our Electric Transmission & Distribution and Field Services business segments.

Cash Used in Financing Activities

Net cash used in financing activities in the first nine months of 2009 increased $1.2 billion compared to the same period in 2008 primarily due to decreased borrowings under revolving credit facilities ($2.2 billion), decreased proceeds from the issuance of long-term debt ($588 million) and decreased short-term borrowings ($31 million), which were partially offset by decreased repayments of long-term debt ($1.2 billion), increased proceeds from the issuance of common stock ($444 million) and increased proceeds from commercial paper ($15 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2009 include the following:

•	approximately $383 million of capital expenditures; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We anticipate receiving an income tax refund of approximately $137 million in the fourth quarter of 2009.

We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining three months of 2009. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.)  to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of September 30, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

Equity Transactions. During the three months ended September 30, 2009, we received proceeds of approximately $11 million from the sale of approximately 0.9 million common shares to our defined contribution plan and proceeds of approximately $4 million from the sale of approximately 0.3 million common shares to participants in our enhanced dividend reinvestment plan.  During the nine months ended September 30, 2009, we received proceeds of approximately $47 million from the sale of approximately 4.1 million common shares to our defined contribution plan and proceeds of approximately $11 million from the sale of approximately 1.0 million common shares to participants in our enhanced dividend reinvestment plan.

We received net proceeds of $148 million from the issuance of 14.3 million shares of our common stock through a continuous offering program during the nine months ended September 30, 2009.

In September 2009, we received net proceeds of approximately $280 million from the issuance of 24.2 million shares of our common stock in an underwritten public offering. Proceeds were used for general corporate purposes, including to repay borrowings under our revolving credit facility and the money pool and to make loans to subsidiaries, including CERC to fund capital investments by CEFS.

Credit and Receivables Facilities. On October 6, 2009, CenterPoint Houston terminated its $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

On October 7, 2009, the size of the CERC Corp. revolving credit facility was reduced from $950 million to $915 million through removal of Lehman as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

As of October 19, 2009, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at October 19, 2009		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$27	(1)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(1)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	30		June 29, 2012
October 9, 2009	CERC	Receivables	150	-		October 8, 2010
___________
(1)	Represents outstanding letters of credit.

Our $1.2 billion credit facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on our current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant, which was modified (i) in August 2008 so that the permitted ratio of debt to EBITDA would continue at its then-current level for the remaining term of the facility and (ii) in November 2008 so that the permitted ratio of debt to EBITDA would be temporarily increased until the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike, after which time the permitted ratio would revert to the level that existed prior to the November 2008 modification.  Non-recourse securitization bonds are not included within the definition of debt for purposes of this covenant.

CenterPoint Houston’s $289 million credit facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant. The facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings.

CERC Corp.’s $915 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant.

Under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp’s $915 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

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

Our $1.2 billion credit facility backstops a $1.0 billion CenterPoint Energy commercial paper program under which we began issuing commercial paper in June 2005. The $915 million CERC Corp. credit facility backstops a $915 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. The CenterPoint Energy commercial paper is rated "Not Prime" by Moody’s Investors Service, Inc.

(Moody’s), "A-3" by Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and "F3" by Fitch, Inc. (Fitch). The CERC Corp. commercial paper is rated "P-3" by Moody’s, "A-3" by S&P, and "F2" by Fitch. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in "─ Impact on Liquidity of a Downgrade in Credit Ratings," will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

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

Temporary Investments. As of October 19, 2009, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of October 19, 2009, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Ba1	Stable	BBB-	Negative	BBB-	Stable
CenterPoint Houston Senior Secured Debt	Baa1	Positive	BBB+	Negative	A-	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Stable	BBB	Negative	BBB	Stable
__________
(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A "stable" outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2009, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2009, the amount posted as collateral aggregated approximately $140 million ($94 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2009, unsecured credit limits extended to CES by counterparties aggregate $241 million; however, utilized credit capacity was $73 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of September 30, 2009.  The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding at September 30, 2009. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of September 30, 2009, the reference shares for each ZENS note consisted of 0.5 share of TW Common and 0.125505 share of Time Warner Cable Inc. common stock (TWC Common), which reflects adjustments resulting from the March 2009 distribution by Time Warner Inc. of shares of TWC Common and Time Warner Inc.’s March 2009 reverse stock split.  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common and TWC Common that we own or from other sources. We own shares of TW Common and TWC Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common and TWC Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common and TWC Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.  The American Recovery and Reinvestment Act of 2009 allows us to defer until 2014 taxes due as a result of the retirement of ZENS notes that would have otherwise been payable in 2009 or 2010 and pay such taxes over the period from 2014 through 2018. Accordingly, if on September 30, 2009, all ZENS notes had been exchanged for cash, we could have deferred taxes of approximately $375 million that would have otherwise been payable in 2009. In May 2009, Time Warner Inc. announced plans for the complete legal and structural separation of AOL LLC.  In July 2009, Time Warner Inc. announced that the transaction, which it aims to complete at the end of 2009, involves the conversion of AOL LLC into a corporation and a distribution of its shares to TW Common shareholders.  The newly distributed shares will also become reference shares.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of September 30, 2009, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•
the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which CERC is a guarantor;

•	the ability of NRG Retail, LLC, the successor to RRI’s retail electric provider and the largest customer of CenterPoint Houston, to satisfy its obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in "Risk Factors" in Item 1A of this Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CenterPoint Houston’s credit facilities limit CenterPoint Houston’s debt (excluding transition and other securitization bonds) as a percentage of its total capitalization to 65%. CERC Corp.’s bank facility and its receivables facility limit CERC’s debt as a percentage of its total capitalization to 65%. Our $1.2 billion credit facility contains a debt, excluding transition bonds, to EBITDA covenant. Such covenant was modified twice in 2008 to provide additional debt capacity.  The second modification was to provide debt capacity for the financing of system restoration costs following Hurricane Ike.  That modification terminates upon the earlier of December 31, 2009 or CenterPoint Houston’s issuance of bonds to securitize the costs incurred as a result of Hurricane Ike.  Non-recourse securitization bonds are not included within the definition of debt for purposes of this covenant.  Additionally, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Interim Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At September 30, 2009, the recorded fair value of our non-trading energy derivatives was a net liability of $138 million (before collateral). The net liability consisted of a net liability of $158 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $20 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their September 30, 2009 levels would have increased the fair value of our non-trading energy derivatives net liability by $32 million. However, the consolidated income statement impact of this same 10% decrease in market prices would be an increase in income of $9 million.

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

Interest Rate Risk

As of September 30, 2009, we had outstanding long-term debt, bank loans, lease obligations and our obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $1.5 billion and $65 million at December 31, 2008 and September 30, 2009, respectively. If the floating interest rates were to increase by 10% from September 30, 2009 rates, our combined interest expense would increase by less than $1 million annually.

At December 31, 2008 and September 30, 2009, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.0 billion and $9.2 billion, respectively, in principal amount and having a fair value of $8.5 billion and $9.7 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 10 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $249 million if interest rates were to decline by 10% from their levels at September 30, 2009. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $120 million at September 30, 2009 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $20 million if interest rates were to decline by 10% from levels at September 30, 2009. Changes in the fair value of the derivative component, a $187 million recorded liability at September 30, 2009, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2009 levels, the fair value of the derivative component liability would increase by approximately $4 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common and 1.8 million shares of TWC Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2009 aggregate market value of TW Common and TWC Common would result in a net loss of approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 4 and 11 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business ─ Regulation" and "─ Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of our 2008 Form 10-K.

Item 1A.    RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part I of our 2008 Form 10-K.

We are a holding company that conducts all of our business operations through subsidiaries, primarily CenterPoint Houston and CERC.  The following information about risks, along with any additional legal proceedings identified or referenced in Part II, Item 1 “Legal Proceedings” of this Form 10-Q and in “Legal Proceedings” in Item 3 of our 2008 Form 10-K, summarize the principal risk factors associated with the businesses conducted by each of these subsidiaries.

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009.  Although CenterPoint Energy and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Energy can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

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

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of September 30, 2009, CenterPoint Houston did business with 80 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. In 2008, seven REPs selling power within CenterPoint Houston’s service territory ceased to operate, and their customers were transferred to the provider of last resort or to other REPs. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and thus remains at risk for payments not made prior to the shift to the provider of last resort. Although the Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications from REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case, significant bad debts may be realized and unpaid amounts may not be timely recovered. A subsidiary of NRG Energy, Inc. is the successor to the retail electric sales business of RRI and has become the largest REP in CenterPoint Houston’s service territory. Approximately 43% of CenterPoint Houston’s $196 million in billed receivables from REPs at September 30, 2009 was owed by the NRG Energy, Inc. subsidiary. Any delay or default in payment by REPs such as the NRG Energy, Inc. subsidiary could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If any of these REPs were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event any such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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

In this regard, pursuant to the Stipulation and Settlement Agreement approved by the Texas Utility Commission in September 2006, until June 30, 2010 CenterPoint Houston is limited in its ability to request retail rate relief. For more information on the Stipulation and Settlement Agreement, please read “Business — Regulation — State and Local Regulation — Electric Transmission & Distribution — CenterPoint Houston Rate Agreement” in Item 1 of the 2008 Form 10-K.

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

CERC’s rates for its natural gas distribution business (Gas Operations) are regulated by certain municipalities and state commissions, and for its interstate pipelines by the Federal Energy Regulatory Commission, based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CERC’s costs and enable CERC to earn a reasonable return on its invested capital.

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

CERC is subject to risk associated with changes in the price of natural gas. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which CERC operates thereby resulting in decreased sales volumes and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase CERC’s working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels.  Additionally, a decrease in natural gas prices could increase the amount of collateral that CERC must provide under its hedging arrangements.

A decline in CERC’s credit rating could result in CERC’s having to provide collateral in order to purchase gas or under its shipping or hedging arrangements.

         If CERC’s credit rating were to decline, it might be required to post cash collateral in order to purchase natural gas or under its shipping or hedging arrangements. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s results of operations, financial condition and cash flows could be adversely affected.

The revenues and results of operations of CERC’s interstate pipelines and field services businesses are subject to fluctuations in the supply and price of natural gas and natural gas liquids.

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

The actual cost of pipelines under construction, future pipeline, gathering and treating systems and related compression facilities may be significantly higher than CERC had planned.

Subsidiaries of CERC Corp. have been recently involved in significant pipeline construction projects and, depending on available opportunities, may, from time to time, be involved in additional significant pipeline construction and gathering and treating system projects in the future. The construction of new pipelines, gathering and treating systems and related compression facilities may require the expenditure of significant amounts of capital, which may exceed CERC’s estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating or compression facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel and nickel, labor shortages or delays, weather delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. As a result, there is the risk that the new facilities may not be able to achieve CERC’s expected investment return, which could adversely affect CERC’s financial condition, results of operations or cash flows.

The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions similar to or broader than those under the Public Utility Holding Company Act of 1935 regarding organization, financing and affiliate transactions that could have significant adverse impacts on CERC’s ability to operate.

The Public Utility Holding Company Act of 1935, to which we and our subsidiaries were subject prior to its repeal in the Energy Policy Act of 2005, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states in which CERC does business have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility businesses that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.

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

As of September 30, 2009, we had $9.4 billion of outstanding indebtedness on a consolidated basis, which includes $2.4 billion of non-recourse transition bonds. As of September 30, 2009, approximately $822 million principal amount of this debt is required to be paid through 2011. This amount excludes principal repayments of approximately $461 million on transition bonds, for which a dedicated revenue stream exists. Our future financing activities may be significantly affected by, among other things:

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

As of September 30, 2009, CenterPoint Houston had outstanding approximately $3.1 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which we are obligated, $600 million securing borrowings under a credit facility which was retired following the October 2009 termination of the facility and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $1.5 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2009. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy, Inc. and Subsidiaries — Liquidity and Capital Resources — Future Sources and Uses of Cash — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 2 of Part I of this Form 10-Q. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

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

In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system because CenterPoint Houston believes it to be cost prohibitive. In the future, CenterPoint Houston may not be able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other natural disasters through a change in its regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, CenterPoint Houston may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties. As of September 30, 2009, RRI was not required to provide security to CERC. If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

The potential exposure to CERC under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $99 million as of September 30, 2009. RRI continues to meet its obligations under the contracts, and on the basis of market conditions, we and CERC have not required additional security. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, we would retain our exposure to the counterparty under the guaranty.

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

We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries but currently owned by NRG Texas LP. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the arrangements regarding separation of the generating business from us and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense by NRG Texas LP.

The global financial crisis may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business, liquidity and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities should they occur could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of our pension plan. These reductions are expected to result in increased non-cash pension expense in 2009, which will impact 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

In addition to the credit and financial market issues, the national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Item 5.       OTHER INFORMATION

The ratio of earnings to fixed charges for the nine months ended September 30, 2008 and 2009 was 2.10 and 1.77, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	─	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
3.2	─	Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
4.1	─	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	─	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	─	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	─	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	─	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.4.1	─	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	─	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.5	─	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	─	Computation of Ratios of Earnings to Fixed Charges
+31.1	─	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	─	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	─	Section 1350 Certification of David M. McClanahan
+32.2	─	Section 1350 Certification of Gary L. Whitlock
+101.INS	─	XBRL Instance Document (1)
+101.SCH	─	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	─	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	─	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	─	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: October 28, 2009

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	─	Amended and Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.1
3.2	─	Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
4.1	─	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	─	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	─	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	─	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	─	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.4.1	─	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	─	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.5	─	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	─	Computation of Ratios of Earnings to Fixed Charges
+31.1	─	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	─	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	─	Section 1350 Certification of David M. McClanahan
+32.2	─	Section 1350 Certification of Gary L. Whitlock
+101.INS	─	XBRL Instance Document (1)
+101.SCH	─	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	─	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	─	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	─	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Furnished, not filed.