Form 10-K
period 2009-12-31
CENTERPOINT ENERGY INC
filed 2010-02-26
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-31447
______________________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (CenterPoint Energy) was $4,008,560,260 as of June 30, 2009, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 15, 2010, CenterPoint Energy had 392,717,790 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by CenterPoint Energy as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
PART II
Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	114
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	114
Item 11.	Executive Compensation	114
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 13.	Certain Relationships and Related Transactions, and Director Independence	114
Item 14.	Principal Accounting Fees and Services	114
PART IV
Item 15.	Exhibits and Financial Statement Schedules	114

Ex. 10(kk)(2)	Form of Qualified Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(kk)(1)
Ex. 10(kk)(3)	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(kk)(1)
Ex. 10(ll)	Summary of non-employee director compensation
Ex. 10(mm)	Summary of named executive officer compensation
Ex. 12	Computation of Ratio of Earnings to Fixed Charges
Ex. 21	Subsidiaries of CenterPoint Energy
Ex. 23	Consent of Deloitte & Touche LLP
Ex. 31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
Ex. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
Ex. 32.1	Section 1350 Certification of David M. McClanahan
Ex. 32.2	Section 1350 Certification of Gary L. Whitlock

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

Item 1.             Business

OUR BUSINESS

Overview

    We are a public utility holding company whose indirect wholly owned subsidiaries include:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

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

Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, we make available free of charge on our Internet website:

•	our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•	our Ethics and Compliance Code;

•	our Corporate Governance Guidelines; and

•	the charters of the audit, compensation, finance, governance and strategic planning committees of our Board of Directors.

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

Electric Transmission & Distribution

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law) that led to the restructuring of certain integrated electric utilities operating within Texas. Pursuant to that legislation, integrated electric utilities operating within the Electric Reliability Council of Texas, Inc. (ERCOT) were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation also required that the prices for wholesale generation and retail electric sales be unregulated, but services by companies providing transmission and distribution service, such as CenterPoint Houston, would remain regulated by the Public Utility Commission of Texas (Texas Utility Commission). The legislation provided for a transition period to move to the new market structure and provided a true-up mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge (CTC) as a rider to the utility’s tariff.

CenterPoint Houston is our only business that continues to engage in electric utility operations. It is a transmission and distribution electric utility that operates wholly within the state of Texas. Neither CenterPoint Houston nor any other subsidiary of CenterPoint Energy makes retail or wholesale sales of electric energy, or owns or operates any electric generating facilities.

Electric Transmission

On behalf of retail electric providers (REPs), CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout CenterPoint Houston’s certificated service territory. CenterPoint Houston constructs and maintains transmission facilities and provides transmission services under tariffs approved by the Texas Utility Commission.

Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. CenterPoint Houston delivers electricity for REPs in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer. CenterPoint Houston’s distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. CenterPoint Houston’s operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. CenterPoint Houston provides distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the Texas Utility Commission.

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 76,000 megawatts (MW). There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

The ERCOT market operates under the reliability standards set by the North American Electric Reliability Corporation (NERC) and approved by the Federal Energy Regulatory Commission (FERC). These reliability standards are administered by the Texas Regional Entity (TRE), a functionally independent division of ERCOT. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for operating the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members who sell and purchase power are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

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

Recovery of True-Up Balance

The Texas electric restructuring law substantially revised the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law required the Texas Utility Commission to conduct a "true-up" proceeding to determine CenterPoint Houston’s stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-Up Order, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require us to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a CTC or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005, a new special purpose subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court, which heard oral argument in October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, we do not expect the disposition of this matter to have a material adverse effect on our or CenterPoint Houston’s financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the years ended December 31, 2007 and 2008, CenterPoint Houston recognized approximately $42 million and $5 million, respectively, in operating income from the CTC.

As of December 31, 2009, we have not recognized an allowed equity return of $193 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. Additionally, during the years ended December 31, 2007, 2008 and 2009, CenterPoint Houston recognized approximately $14 million, $13 million and $13 million, respectively, of the allowed equity return not previously recognized.

Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $30 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Energy’s or CenterPoint Houston’s reported operating income for 2008 or 2009.

Legislation enacted by the Texas Legislature in April 2009 authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission costs.

Pursuant to such legislation, CenterPoint Houston filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced a settlement agreement with the parties to the proceeding.  Under that settlement agreement, CenterPoint Houston was entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.   In August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

In accordance with the financing order, CenterPoint Houston also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will reduce operating income in 2010 by approximately $24 million.

In accordance with the orders discussed above, as of December 31, 2009, CenterPoint Houston has recorded $651 million associated with distribution-related storm restoration costs as a net regulatory asset and $20 million associated with transmission-related storm restoration costs, of which $18 million is recorded in property, plant and equipment and $2 million of related carrying costs is recorded in regulatory assets.  These amounts reflect carrying costs of $60 million related to distribution and $2 million related to transmission through December 31, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the year ended December 31, 2009, the component representing a return of borrowing costs of $23 million has been recognized and is included in other income in our Statements of Consolidated Income.  The component representing an allowance for earnings on shareholders’ investment of $39 million is being deferred and will be recognized as it is collected through rates.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. CenterPoint Houston’s customers consist of approximately 80 REPs, which sell electricity to over 2 million metered customers in CenterPoint Houston’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission. Sales to REPs that are subsidiaries of NRG Retail LLC (formerly subsidiaries of RRI) represented approximately 51%, 48% and 44% of CenterPoint Houston’s transmission and distribution revenues in 2007, 2008 and 2009, respectively. CenterPoint Houston’s billed receivables balance from REPs as of December 31, 2009 was $139 million. Approximately 41% of this amount was owed by subsidiaries of NRG Retail LLC. CenterPoint Houston does not have long-term contracts with any of its customers. It operates on a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Automation (Intelligent Grid)

In December 2008, CenterPoint Houston received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across its service territory over the next five years. CenterPoint Houston began installing advanced meters in March 2009.  This innovative technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. CenterPoint Houston will recover the cost for the AMS through a monthly surcharge to all REPs over 12 years.  The surcharge for each residential consumer for the first 24 months, which began in February 2009, is $3.24 per month; thereafter, the surcharge is scheduled to be reduced to $3.05 per month.  These amounts are subject to upward or downward adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.  CenterPoint Houston projects capital expenditures of approximately $640 million for the installation of the advanced meters and corresponding communication and data management systems over the five-year deployment period.

CenterPoint Houston is also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an "Intelligent Grid" which would make use of CenterPoint Houston’s facilities to provide on-demand data and information about the status of facilities on its system. Although this technology is still in the developmental stage, CenterPoint Houston believes it has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for the CenterPoint Houston distribution system. These improvements are expected to contribute to fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the U.S. Department of Energy (DOE) notified CenterPoint Houston that it had been selected for a $200 million grant for its advanced metering system and intelligent grid projects.  The award is contingent on successful completion of negotiations with the DOE. CenterPoint Houston applied for the grant in August 2009 to obtain $150 million in funding to accelerate completion of CenterPoint Houston’s current deployment of advanced meters by 2012, instead of 2014 as originally scheduled.  In addition, the grant request included $50 million to begin building the intelligent grid.  At this time, CenterPoint Houston cannot predict the schedule for completion of negotiations with the DOE or the final terms of any grant it ultimately receives.

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

As of December 31, 2009, CenterPoint Houston had outstanding approximately $2.5 billion aggregate principal amount of general mortgage bonds under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2009. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines - Overhead.  As of December 31, 2009, CenterPoint Houston owned 27,726 pole miles of overhead distribution lines and 3,729 circuit miles of overhead transmission lines, including 423 circuit miles operated at 69,000 volts, 2,090 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines - Underground.  As of December 31, 2009, CenterPoint Houston owned 20,080 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2009, CenterPoint Houston owned 230 major substation sites having a total installed rated transformer capacity of 51,557 megavolt amperes.

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

Natural Gas Distribution

CERC Corp.’s natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2009, approximately 43% of Gas Operations’ total throughput was to residential customers and approximately 57% was to commercial and industrial customers.

Gas Operations also provides unregulated services consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment in Minnesota.

The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2009, approximately 70% of the total throughput of Gas Operations’ business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Gas Operations also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike. As of December 31, 2009, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

Supply and Transportation.  In 2009, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2009 included BP Canada Energy Marketing Corp. (20.5% of supply volumes), Coral Energy Resources (8.3%), Tenaska Marketing Ventures (8.2%), Kinder Morgan (8.0%), ConocoPhillips Company (7.4%), and Cargill, Inc. (5.7%).  Numerous other suppliers provided the remaining 41.9% of Gas Operations’ natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to fifteen years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

Gas Operations owns and operates an underground natural gas storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.0 Bcf available for use during a normal heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns nine propane-air plants with a total production rate of 200 Dekatherms (DTH) per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns a liquefied natural gas plant facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72 DTH per day.

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

Gas Operations has entered into various asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.  Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization.  Gas Operations has received approval from the state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma to retain a share of the asset management agreement proceeds, although the percentage of payments to be retained by Gas Operations varies based on the jurisdiction, with the majority of the payments to benefit customers. The agreements have varying terms, the longest of which expires in 2016.

Assets

As of December 31, 2009, Gas Operations owned approximately 70,700 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

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

In 2009, CES marketed approximately 504 Bcf of natural gas, related energy services and transportation to approximately 11,100 customers (including approximately 3 Bcf to affiliates). CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States. The business has three operational divisions: wholesale, retail and intrastate pipelines, which are further described below.

Wholesale Division.  CES offers a portfolio of physical delivery services and financial products designed to meet wholesale customers’ supply and price risk management needs. These customers are served directly through interconnects with various interstate and intrastate pipeline companies, and include gas utilities, large industrial customers and electric generation customers. This division includes the supply function for the procurement of natural gas and the management and optimization of transportation and storage assets for CES.

Retail Division.  CES offers a variety of natural gas management services to smaller commercial and industrial customers, municipalities, educational institutions and hospitals, whose facilities are typically located downstream of natural gas distribution utility city gate stations. These services include load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CES manages transportation contracts and energy supply for retail customers in 18 states.

Intrastate Pipeline Division.  CEIP provides transportation services to shippers and end-users and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas.

CES currently transports natural gas on over 41 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers’ purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers’ natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers’ purchase commitments. These supply imbalances arise each month as customers’ natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES’ processes and risk control environment are designed to measure and value imbalances on a real-time basis to ensure that CES’ exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate Value at Risk (VaR). In 2009, CES’ VaR averaged $0.6 million with a high of $1.6 million.

Our risk control policy, governed by our Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. The VaR limits, $4 million maximum, within which CES operates are consistent with its operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply.

Assets

CEIP owns and operates approximately 230 miles of intrastate pipeline in Louisiana and Texas and holds storage facilities of approximately 2.3 Bcf in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 0.8 Bcf per day on various interstate and intrastate pipelines and approximately 12.5 Bcf of storage to service its customer base.

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

The rates charged by CEGT and MRT for interstate transportation and storage services are regulated by the FERC. CERC's interstate pipelines business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

In 2009, approximately 16% of CEGT and MRT’s total operating revenue was attributable to services provided to Gas Operations, an affiliate, and approximately 7% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company, that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements.  The primary term of MRT’s firm transportation and storage contracts with Laclede will expire in 2013.  The primary term of CEGT’s agreements for firm transportation, "no notice" transportation service and storage services in certain of Gas Operations’ service areas (Arkansas, Louisiana, Oklahoma and Texas) will expire in 2012.

Carthage to Perryville. In February 2010, CEGT completed the expansion of the capacity of its Carthage to Perryville pipeline to approximately 1.9 Bcf per day.  The expansion includes new compressor units at two of CEGT’s existing stations.

Southeast Supply Header, LLC. CenterPoint Southeastern Pipelines Holding, LLC, a wholly-owned subsidiary of CERC, owns a 50% interest in Southeast Supply Header, LLC (SESH). SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in September 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC. A wholly-owned, indirect subsidiary of Spectra Energy Corp. owns the remaining 50% interest in SESH.

Assets

CERC's interstate pipelines business currently owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. CERC's

interstate pipeline business also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf and a combined working gas capacity of approximately 59 Bcf. CERC's interstate pipeline business also owns a 10% interest in the Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. CERC's interstate pipeline business' storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most storage operations are in north Louisiana and Oklahoma.

Competition

CERC's interstate pipelines business competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. CERC's interstate pipelines business competes indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider other forms of energy. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for transportation and storage services.

Field Services

CERC’s field services business operates gas gathering, treating and processing facilities and also provides operating and technical services and remote data monitoring and communication services.

CERC’s field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT’s and MRT’s pipelines, as well as other interstate and intrastate pipelines. CEFS gathers approximately 1.4 Bcf per day of natural gas and, either directly or through its 50% interest in a joint venture, processes in excess of 250 MMcf per day of natural gas along its gathering system. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties.

CERC's field services business operations may be affected by changes in the demand for natural gas and natural gas liquids (NGLs), the available supply and relative price of natural gas and NGLs in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

Long-Term Gas Gathering and Treating Agreements. In September 2009, CEFS entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 MMcf per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.  The construction necessary to reach the contractual capacity of 700 MMcf per day includes more than 200 miles of gathering lines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction are being provided from anticipated cash flows from operations, lines of credit or proceeds from the sale of debt or equity securities.  As of December 31, 2009, approximately $176 million has been spent on this project, including the purchase of existing facilities.

Waskom Gas Processing Company. CenterPoint Energy Gas Processing Company, a wholly-owned, indirect subsidiary of CERC (CEGP), owns a 50% general partnership interest in Waskom Gas Processing Company (Waskom). Waskom owns a gas processing plant located in East Texas. The plant is capable of processing approximately 285 MMcf per day of natural gas.

Assets

CERC’s field services business owns and operates approximately 3,700 miles of gathering lines and processing plants that collect, treat and process natural gas from approximately 140 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Competition

CERC's field services business competes with other companies in the natural gas gathering, treating and processing business. The principal elements of competition are rates, terms of service and reliability of services. CERC's field services business competes indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider other forms of energy. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for gathering, treating, and processing services. In addition, competition among forms of energy is affected by commodity pricing levels and influences the level of drilling activity and demand for our gathering operations.

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

Federal Energy Regulatory Commission

The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC. The Energy Policy Act of 2005 (Energy Act) expanded the FERC’s authority to prohibit market manipulation in connection with FERC-regulated transactions and gave the FERC additional authority to impose significant civil and criminal penalties for statutory violations and violations of the FERC’s rules or orders and also expanded criminal penalties for such violations. Our competitive natural gas sales and services subsidiary markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

CERC's natural gas pipeline subsidiaries may periodically file applications with the FERC for changes in their generally available maximum rates and charges designed to allow them to recover their costs of providing service to customers (to the extent allowed by prevailing market conditions), including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period and, in some cases, are subject to refund under applicable law until such time as the FERC issues an order on the allowable level of rates.

CenterPoint Houston is not a "public utility" under the Federal Power Act and, therefore, is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The Energy Act conferred new jurisdiction and responsibilities on the FERC with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by CenterPoint Houston and other utilities within ERCOT. Under this authority, the FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to impose fines and other sanctions on Electric Entities that fail to comply with approved standards and audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE. CenterPoint Houston does not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on its operations. To the extent that CenterPoint Houston is required to make additional expenditures to comply with these standards, it is anticipated that CenterPoint Houston will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

Under the Public Utility Holding Company Act of 2005 (PUHCA 2005), the FERC has authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. In December 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, in June 2006, we filed with the FERC the required notification of our status as a public utility holding company. In October 2006 and December 2009, the FERC adopted additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that provide non-power goods and services to public utilities, natural gas companies or both, in the same holding company system.

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

CenterPoint Houston’s distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in CenterPoint Houston’s service area pay the same rates and other charges for the same transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services.

Recovery of True-Up Balance.  For a discussion of CenterPoint Houston’s true-up proceedings, see "- Our Business - Electric Transmission & Distribution - Recovery of True-Up Balance" above.

Rate Proceedings. In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs, totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full 2008 performance bonus to the district court in Travis County, Texas, where the case remains pending.

CenterPoint Houston Rate Agreement.  CenterPoint Houston’s transmission and distribution rates are subject to the terms of a Settlement Agreement effective in October 2006. The Settlement Agreement provides that, until June 30, 2010, CenterPoint Houston will not seek to increase its base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustment for certain limited matters, including the results of the appeals of the True-Up Order, the implementation of charges associated with securitizations, the impact of severe weather such as hurricanes and certain other force majeure events. CenterPoint Houston must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the staff of the Texas Utility Commission and certain cities notify it that such a filing is unnecessary.

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

Substantially all of Gas Operations is subject to cost-of-service regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and those municipalities served by Gas Operations that have retained original jurisdiction.

Texas. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, Gas Operations implemented rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by 9 cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  The court concluded that the Railroad Commission did not have statutory authority to impose on the complaining cities the cost of service adjustment mechanism which the Railroad Commission had approved in its order.  Certain parties filed a motion to modify the district court’s judgment and a final decision is not expected until April 2010.  We and CERC do not expect the outcome of this matter to have a material adverse impact on our financial condition, results of operations or cash flows or those of CERC.

        In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $20.4 million, excluding carrying costs on gas inventory of approximately $2 million. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates of $1.2 million.  The hearing examiner also recommended a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court.  In July 2009, the Minnesota Supreme Court reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision had no negative impact on our financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service by $59.8 million annually. In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $41 million per year, with an overall rate of return of 8.09% (10.24% return on equity). The difference between the rates approved by the MPUC and amounts collected under the interim rates, $10 million as of December 31, 2009, is recorded in other current liabilities and will be refunded to customers. The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In February 2010, CERC filed a request for rehearing of the order by the MPUC.  No other party to the case filed such a request.  CERC and CenterPoint Energy do not expect a final order to be issued in this proceeding until spring 2010.

Mississippi.  In July 2009, Gas Operations filed a request to increase its rates for utility distribution service with the Mississippi Public Service Commission (MPSC). In November 2009, as part of a settlement agreement in which the MPSC approved Gas Operations’ retention of the compensation paid under the terms of an asset management agreement, Gas Operations withdrew its rate request.

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

We anticipate that compliance with these regulations and performance of the remediation activities by CERC’s interstate and intrastate pipelines, and natural gas distribution companies will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. Based on our interpretation of the rules written to date and preliminary technical reviews, we believe compliance will require annual expenditures (capital and operating costs combined) of approximately $16 million to $18 million during the next three years.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas pipelines and distribution systems, gas gathering and processing systems, and electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various "greenhouse gases" such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries such as the utility industry to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. Some proposals would provide for credits to those who reduce emissions below certain levels and would allow those credits to be traded and/or sold to others.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009.  Also, the U.S. Environmental Protection Agency (EPA) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent an endangerment to human health and proposed to expand its regulations relating to those emissions.

It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us and our subsidiaries. However, as a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emission characteristics, would be expected to beneficially affect CERC and its natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to greenhouse gas emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues.  On the other hand, warmer temperatures in our electric service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible climate change that has been widely discussed in recent years is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  In recent years the EPA has adopted amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule) and continues to consider additional amendments.  Compressors used by our Pipelines and Field Services segments are affected by these rules.  While the final structure and effective dates of these revised rules are still uncertain, we currently believe the rules, if adopted in their current form and on the anticipated schedule, could require expenditures over the next 3 years of less than $100 million in order to ensure our compliance with the revised rules.  We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

Liability for Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for the disposal of hazardous substances at offsite locations such as landfills. Although petroleum, as well as natural gas, is excluded from CERCLA’s definition of a "hazardous substance," in the course of our ordinary operations we generate wastes that may fall within the definition of a "hazardous substance." CERCLA authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

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

At December 31, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.  In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers.  As of December 31, 2009, the balance in the environmental expense tracker account was $8.7 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $4.6 million at December 31, 2009, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no effect on earnings.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing would be required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding.  Although it is likely that the plaintiff will pursue an appeal from that dismissal, further action will not be taken until the district court disposes of claims against other defendants in the case. CERC believes it is not liable as a former owner or operator of the site under CERCLA and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.  We and CERC do not expect the ultimate outcome to have a material adverse impact on the financial condition, results of operations or cash flows of either us or CERC.

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

Asbestos. Some facilities owned by us contain or have contained asbestos insulation and other asbestos-containing materials. We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries. We anticipate that additional claims like those received may be asserted in the future. In 2004, we sold our generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from us and our sale to

NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2009, we had 8,810 full-time employees. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Electric Transmission & Distribution	2,843	1,249
Natural Gas Distribution	3,618	1,384
Competitive Natural Gas Sales and Services	130	-
Interstate Pipelines	689	-
Field Services	241	-
Other Operations	1,289	-
Total	8,810	2,633

As of December 31, 2009, approximately 30% of our employees are subject to collective bargaining agreements. One of the collective bargaining agreements covering approximately 14% of our employees, International Brotherhood of Electrical Workers Union Local No. 66, is scheduled to expire in May 2010. We have a good relationship with this bargaining unit and expect to negotiate a new agreement in 2010.

EXECUTIVE OFFICERS
(as of February 15, 2010)

Name	Age	Title
David M. McClanahan	60	President and Chief Executive Officer and Director
Scott E. Rozzell	60	Executive Vice President, General Counsel and Corporate Secretary
Gary L. Whitlock	60	Executive Vice President and Chief Financial Officer
C. Gregory Harper	45	Senior Vice President and Group President, CenterPoint Energy Pipelines and Field Services
Thomas R. Standish	60	Senior Vice President and Group President - Regulated Operations

David M. McClanahan has been President and Chief Executive Officer and a director of CenterPoint Energy since September 2002. He served as Vice Chairman of Reliant Energy, Incorporated (Reliant Energy) from October 2000 to September 2002 and as President and Chief Operating Officer of Reliant Energy’s Delivery Group from April 1999 to September 2002. He previously served as Chairman of the Board of Directors of ERCOT, Chairman of the Board of the University of St. Thomas in Houston and Chairman of the Board of the American Gas Association. He currently serves on the boards of the Edison Electric Institute and the American Gas Association.

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

C. Gregory Harper has served as Senior Vice President and Group President of CenterPoint Energy Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008.  From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He currently serves on the Board of Directors of the Interstate Natural Gas Association of America.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-Up Order, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of ADITC and EDFIT back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a PLR from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require us to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

CenterPoint Houston’s receivables are concentrated in a small number of REPs, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2009, CenterPoint Houston did business with approximately 80 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and thus remains at risk for payments not made prior to the shift to the provider of last resort. Although the Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications from REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case, significant bad debts may be realized and unpaid amounts may not be timely recovered. A subsidiary of NRG Energy, Inc., NRG Retail LLC, acquired the Texas retail business of RRI, and its subsidiaries are together considered the largest REP in CenterPoint Houston’s service territory. Approximately 41% of CenterPoint Houston’s $139 million in billed receivables from REPs at December 31, 2009 was owed by subsidiaries of NRG Retail LLC. NRG Energy, Inc.’s credit ratings are currently below investment grade.  Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.  If any of these REPs were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event any such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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

In this regard, pursuant to the Stipulation and Settlement Agreement approved by the Texas Utility Commission in September 2006, until June 30, 2010 CenterPoint Houston is limited in its ability to request retail rate relief. For more information on the Stipulation and Settlement Agreement, please read "Business - Regulation - State and Local Regulation - Electric Transmission & Distribution - CenterPoint Houston Rate Agreement" in Item 1 of this Form 10-K.

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

A decline in CERC’s credit rating could result in CERC’s having to provide collateral in order to purchase natural gas or under its shipping or hedging arrangements.

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

The Public Utility Holding Company Act of 1935, to which we and our subsidiaries were subject prior to its repeal in the Energy Policy Act of 2005, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states in which CERC does business have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.

These regulatory frameworks could have adverse effects on CERC’s ability to conduct its utility operations, to finance its business and to provide cost-effective utility service. In addition, if more than one state adopts restrictions on similar activities, it may be difficult for CERC and us to comply with competing regulatory requirements.

The revenues and results of operations of CERC’s interstate pipelines and field services businesses could be adversely impacted by new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and the protection of water supplies in the areas in and around shale fields.

CERC’s interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States.  To extract natural gas from the shale fields in this area, producers have historically used a process called hydraulic fracturing. Recently, new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and the protection of water supplies in the areas in and around the shale fields have been considered by the federal government.  If enacted, such regulations could increase operating costs of the producers in these regions or cause delays, interruptions or termination of drilling operations, all of which could result in a decrease in demand for the services provided by CERC’s interstate pipelines and field services businesses in the shale fields, which could have an adverse effect on CERC’s results of operations, financial condition and cash flows.

Risk Factors Associated with Our Consolidated Financial Condition

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2009, we had $10.1 billion of outstanding indebtedness on a consolidated basis, which includes $3.0 billion of non-recourse transition and system restoration bonds. As of December 31, 2009, approximately $1.2 billion principal amount of this debt is required to be paid through 2012. This amount excludes principal repayments of approximately $831 million on transition and system restoration bonds, for which a dedicated revenue stream exists, but includes $290 million of pollution control bonds issued on our behalf which we purchased in January 2010 (and which may be remarketed) and $45 million of debentures redeemed in January 2010. Our future financing activities may be significantly affected by, among other things:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from us; and

•	provisions of relevant tax and securities laws.

As of December 31, 2009, CenterPoint Houston had outstanding approximately $2.5 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which we are obligated and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2009. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Sources and Uses of Cash - Impact on Liquidity of a Downgrade in Credit Ratings" in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

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

We and our subsidiaries use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity, weather and financial market risks. We and our subsidiaries could recognize financial losses as a result of volatility in the market values of these contracts or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system, other than substations, because CenterPoint Houston believes it to be cost prohibitive. In the future, CenterPoint Houston may not be able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other natural disasters through issuance of storm restoration bonds or a change in its regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, CenterPoint Houston may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $96 million as of December 31, 2009. As of December 31, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

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

Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of sales of natural gas in California and other markets. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include liability of Reliant Energy as a controlling shareholder of RRI. We, CenterPoint Houston or CERC could incur liability if claims in one or more of these lawsuits were successfully asserted against us, CenterPoint Houston or CERC and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

In connection with the organization and capitalization of Texas Genco, Reliant Energy and Texas Genco entered into a separation agreement in which Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were obligations of CenterPoint Houston, and CenterPoint Houston was not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco were unable to satisfy a liability that had been so assumed or indemnified against, and provided we or Reliant Energy had not been released from the liability in connection with the transfer, CenterPoint Houston could be responsible for satisfying the liability.

In connection with our sale of Texas Genco to a third party, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and we would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by us. Texas Genco and its related businesses now operate as subsidiaries of NRG Energy, Inc.

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

The unsettled conditions in the global financial system may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business, liquidity and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they further occur, could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of our pension plan. These reductions increased non-cash pension expense in 2009 which impacted 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

In addition to the credit and financial market issues, a recurrence of national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services.

Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent an endangerment to human health and proposed to expand its regulations relating to those emissions.  It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us and our subsidiaries. However, as a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

Climate changes could result in more frequent severe weather events and warmer temperatures which could adversely affect the results of operations of our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues. Another possible climate change that has been widely discussed in recent years is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

Character of Ownership

We own or lease our principal properties in fee, including our corporate office space and various real property. Most of our electric lines and gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

Electric Transmission & Distribution

For information regarding the properties of our Electric Transmission & Distribution business segment, please read "Business - Our Business - Electric Transmission & Distribution - Properties" in Item 1 of this report, which information is incorporated herein by reference.

Natural Gas Distribution

For information regarding the properties of our Natural Gas Distribution business segment, please read "Business - Our Business - Natural Gas Distribution - Assets" in Item 1 of this report, which information is incorporated herein by reference.

Competitive Natural Gas Sales and Services

For information regarding the properties of our Competitive Natural Gas Sales and Services business segment, please read "Business - Our Business - Competitive Natural Gas Sales and Services - Assets" in Item 1 of this report, which information is incorporated herein by reference.

Interstate Pipelines

For information regarding the properties of our Interstate Pipelines business segment, please read "Business - Our Business - Interstate Pipelines - Assets" in Item 1 of this report, which information is incorporated herein by reference.

Field Services

For information regarding the properties of our Field Services business segment, please read "Business - Our Business - Field Services - Assets" in Item 1 of this report, which information is incorporated herein by reference.

Other Operations

For information regarding the properties of our Other Operations business segment, please read "Business - Our Business - Other Operations" in Item 1 of this report, which information is incorporated herein by reference.

Item 3.             Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read "Business - Regulation" and "Business - Environmental Matters" in Item 1 of this report and Notes 3 and 10(e) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.             Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 15, 2010, our common stock was held of record by approximately 45,607 shareholders. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol "CNP."

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

	Market Price		Dividend
			Declared
	High	Low	Per Share
2008
First Quarter			$0.1825
January 9	$16.98
March 17		$13.84
Second Quarter			$0.1825
April 1		$14.66
May 29	$17.16
Third Quarter			$0.1825
August 11	$16.59
September 18		$13.98
Fourth Quarter			$0.1825
October 1	$14.40
October 10		$9.08

2009
First Quarter			$0.19
February 6	$14.39
March 6		$8.88
Second Quarter			$0.19
May 27		$9.77
June 29	$11.24
Third Quarter			$0.19
July 9		$10.78
August 26	$12.83
Fourth Quarter			$0.19
October 2		$12.22
December 28	$14.81

The closing market price of our common stock on December 31, 2009 was $14.51 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 21, 2010, we announced a regular quarterly cash dividend of $0.195 per share, payable on March 10, 2010 to shareholders of record on February 16, 2010.

Repurchases of Equity Securities

During the quarter ended December 31, 2009, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.             Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2005(1)(2)	2006(2)	2007(2)	2008(2)	2009
	(In millions, except per share amounts)

Revenues	$9,722	$9,319	$9,623	$11,322	$8,281
Income from continuing operations before extraordinary item	220	427	395	446	372
Discontinued operations, net of tax	(3)	-	-	-	-
Extraordinary item, net of tax	30	-	-	-	-
Net income	$247	$427	$395	$446	$372
Basic earnings (loss) per common share:
Income from continuing operations before extraordinary item	$0.71	$1.37	$1.23	$1.32	$1.02
Discontinued operations, net of tax	(0.01)	-	-	-	-
Extraordinary item, net of tax	0.10	-	-	-	-
Basic earnings per common share	$0.80	$1.37	$1.23	$1.32	$1.02
Diluted earnings (loss) per common share:
Income from continuing operations before extraordinary item	$0.66	$1.31	$1.15	$1.30	$1.01
Discontinued operations, net of tax	(0.01)	-	-	-	-
Extraordinary item, net of tax	0.09	-	-	-	-
Diluted earnings per common share	$0.74	$1.31	$1.15	$1.30	$1.01

Cash dividends declared per common share	$0.40	$0.60	$0.68	$0.73	$0.76
Dividend payout ratio from continuing operations	56%	44%	55%	55%	75%
Return from continuing operations on average common equity	18.2%	29.8%	23.4%	23.3%	16.0%
Ratio of earnings from continuing operations to fixed charges	1.49	1.74	1.82	2.05	1.80
At year-end:
Book value per common share	$4.21	$4.98	$5.61	$5.84	$6.74
Market price per common share	12.85	16.58	17.13	12.62	14.51
Market price as a percent of book value	305%	333%	305%	216%	215%
Total assets	$17,116	$17,633	$17,872	$19,676	$19,773
Short-term borrowings	-	187	232	153	55
Transition and system restoration bonds, including current maturities	2,480	2,407	2,260	2,589	3,046
Other long-term debt, including current maturities	6,411	6,586	7,417	7,925	6,976
Capitalization:
Common stock equity	13%	15%	16%	16%	21%
Long-term debt, including current maturities	87%	85%	84%	84%	79%
Capitalization, excluding transition and system restoration bonds:
Common stock equity	17%	19%	20%	20%	27%
Long-term debt, excluding transition and system restoration bonds, including current maturities	83%	81%	80%	80%	73%
Capital expenditures, excluding discontinued operations	$719	$1,121	$1,011	$1,053	$1,148
__________
(1)
Net income for 2005 includes an after-tax extraordinary gain of $30 million ($0.10 and $0.09 per basic and diluted share, respectively) recorded in the first quarter reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

(2)
Net income has been retrospectively adjusted by $5 million, $5 million, $4 million and $1 million for the years ended 2005, 2006, 2007 and 2008, respectively, to reflect the adoption of new accounting guidance as of January 1, 2009 for convertible debt instruments that may be settled in cash upon conversion.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 herein.

OVERVIEW

Background

We are a public utility holding company whose indirect wholly owned subsidiaries include:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

Business Segments

In this Management’s Discussion, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and certain critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. A summary of our reportable business segments as of December 31, 2009 is set forth below:

Electric Transmission & Distribution

Our electric transmission and distribution operations provide electric transmission and distribution services to retail electric providers (REPs) serving approximately 2.1 million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately 5.7 million people and includes the city of Houston.

On behalf of REPs, CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers in locations throughout CenterPoint Houston’s certificated service territory. The Electric Reliability Council of Texas, Inc. (ERCOT) serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. Transmission and distribution services are provided under tariffs approved by the Public Utility Commission of Texas (Texas Utility Commission).

Natural Gas Distribution

CERC owns and operates our regulated natural gas distribution business (Gas Operations), which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

Competitive Natural Gas Sales and Services

CERC’s operations also include non-rate regulated retail and wholesale natural gas sales to, and transportation services for, commercial and industrial customers in 18 states in the central and eastern regions of the United States.

Interstate Pipelines

CERC’s interstate pipelines business owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. It also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 billion cubic feet (Bcf) and a combined working gas capacity of approximately 59 Bcf. It also owns a 10% interest in an 80 Bcf Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. Most storage operations are in north Louisiana and Oklahoma.

Field Services

CERC’s field services business owns and operates approximately 3,700 miles of gathering pipelines and processing plants that collect, treat and process natural gas from approximately 140 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Other Operations

Our other operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

EXECUTIVE SUMMARY

Factors Influencing Our Business

We are an energy delivery company. The majority of our revenues are generated from the gathering, processing, transportation and sale of natural gas and the transportation and delivery of electricity by our subsidiaries. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors operating income and cash flows from our five business segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our Electric Transmission & Distribution and Natural Gas Distribution business segments is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results to weather on an adjusted basis. During 2009, we continued to see evidence that customers are seeking to conserve in their energy consumption, particularly during periods of high energy prices or in times of economic distress.  That conservation can have adverse effects on our results. In many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from customer growth that tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue despite recent economic downturns, though that growth may be lower than we have recently experienced in these areas.  In addition, the profitability of these businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and gas distribution rates. In our recent Gas Operations rate filings, we have sought rate mechanisms that help to decouple our results from the impacts of weather and conservation, but such rate mechanisms have not yet been approved in all jurisdictions. We plan to continue to pursue such decoupling mechanisms in our rate filings.

Our Field Services and Interstate Pipelines business segments are currently benefiting from their proximity to new natural gas producing regions in Texas, Arkansas, Oklahoma and Louisiana.  Our Interstate Pipelines business segment benefited from new projects placed into service in 2009 on our Carthage to Perryville line.  In our Field Services business segment, strong drilling activity in the new shale producing regions has helped offset declines in drilling activity in traditional producing regions due to the effects of the economic downturn and significantly lower commodity prices in 2009. In monitoring performance of the segments, we focus on throughput of the pipelines and gathering systems, and in the case of Field Services, on well-connects.

Our Competitive Natural Gas Sales and Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While it utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level or VaR to avoid significant financial exposures.  Lower commodity prices and low price differentials during 2009 adversely affected results for this business segment.

The nature of our businesses requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facilities and issuances of debt and equity in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to improve our credit ratings over time.  A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities. Disruptions in the financial markets, such as occurred in the last half of 2008 and continued during 2009, can also affect the availability of new capital on terms we consider attractive. In those circumstances companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt. For example, we have negotiated amendments to the financial covenant in our revolving credit facility to better ensure that adequate debt capacity would be available if needed to finance restoration costs following major storms. We expect to experience higher borrowing costs and greater uncertainty in executing capital markets transactions given the current uncertainties in the financial markets.

As it did with many businesses, the sharp decline in stock market values during the latter part of 2008 had a significant adverse impact on the value of our pension plan assets.  While that impact did not require us to make additional contributions to the pension plan, it significantly increased the pension expense we recognized during 2009 and expect to recognize in 2010 for all our business segments, other than our Electric Transmission & Distribution business segment, and we may need to make significant cash contributions to our pension plan subsequent to 2010.  Consistent with the regulatory treatment of such costs, we will defer until our next rate proceeding before the Texas Utility Commission the amount of pension expense that differs from the level of pension expense included in our 2007 base rates for our Electric Transmission & Distribution business segment.

Significant Events

Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $30 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Energy’s or CenterPoint Houston’s reported operating income for 2008 or 2009.

Legislation enacted by the Texas Legislature in April 2009 authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission costs.

Pursuant to such legislation, CenterPoint Houston filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced a settlement agreement with the parties to the proceeding.  Under that settlement agreement, CenterPoint Houston was entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.   In August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

In accordance with the financing order, CenterPoint Houston also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will reduce operating income in 2010 by approximately $24 million.

In accordance with the orders discussed above, as of December 31, 2009, CenterPoint Houston has recorded $651 million associated with distribution-related storm restoration costs as a net regulatory asset and $20 million associated with transmission-related storm restoration costs, of which $18 million is recorded in property, plant and equipment and $2 million of related carrying costs is recorded in regulatory assets.  These amounts reflect carrying costs of $60 million related to distribution and $2 million related to transmission through December 31, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the year ended December 31, 2009, the component representing a return of borrowing costs of $23 million has been recognized and is included in other income in our Statements of Consolidated Income.  The component representing an allowance for earnings on shareholders’ investment of $39 million is being deferred and will be recognized as it is collected through rates.

Gas Operations also suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana. As of December 31, 2009, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

Long-Term Gas Gathering and Treatment Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.  The construction necessary to reach the contractual capacity of 700 MMcf per day includes more than 200 miles of gathering lines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction are being provided from anticipated cash flows from operations, lines of credit or proceeds from the sale of debt or equity securities.  As of December 31, 2009, $176 million had been spent on the project, including the purchase of existing facilities.

Debt Financing Transactions

In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under CenterPoint Houston’s revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

In August 2009, Southeast Supply Header, LLC (SESH) closed on a private debt offering in the amount of $375 million.  Also during 2009, CERC Corp. made a capital contribution to SESH in the amount of $137 million.  Using $186 million of its proceeds from the debt offering and the capital contribution, SESH repaid the note receivable it owed to CERC Corp., which note had a principal balance of $323 million at the time of the repayment. CERC Corp. used the proceeds to repay borrowings under its credit facility.

In October 2009, CenterPoint Houston terminated its $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

In October 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

In October 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

In January 2010, we purchased $290 million principal amount of pollution control bonds issued on our behalf at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds.

Prior to the purchase, the pollution control bonds had a fixed rate of interest of 5.125%. The purchase reduces temporary investments and leverage while providing us with the flexibility to finance future capital needs in the tax-exempt market through a remarketing of these bonds.

In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Equity Financing Transactions

During the year ended December 31, 2009, we received net proceeds of approximately $280 million from the issuance of 24.2 million common shares in an underwritten public offering, net proceeds of $148 million from the issuance of 14.3 million common shares through a continuous offering program, proceeds of approximately $57 million from the sale of approximately 4.9 million common shares to our defined contribution plan and proceeds of approximately $15 million from the sale of approximately 1.3 million common shares to participants in our enhanced dividend reinvestment plan.

Asset Management Agreements

In 2009, Gas Operations entered into various asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.  Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization.  Gas Operations has received approval from the state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma to retain a share of the asset management agreement proceeds, although the percentage of payments to be retained by Gas Operations varies based on the jurisdiction, with the majority of the payments to benefit customers. The agreements have varying terms, the longest of which expires in 2016.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, health care reform, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	state and federal legislative and regulatory actions, developments or regulations relating to the environment, including those related to global climate change;

•	timely and appropriate legislative and regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•
the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC (TXU Energy), which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss under "Risk Factors" in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2007	2008	2009

Revenues	$9,623	$11,322	$8,281
Expenses	8,438	10,049	7,157
Operating Income	1,185	1,273	1,124
Gain (Loss) on Marketable Securities	(114)	(139)	82
Gain (Loss) on Indexed Debt Securities	111	128	(68)
Interest and Other Finance Charges	(509)	(468)	(513)
Interest on Transition and System Restoration Bonds	(123)	(136)	(131)
Distribution from AOL Time Warner Litigation Settlement	32	-	3
Additional Distribution to ZENS Holders	(27)	-	(3)
Equity in Earnings of Unconsolidated Affiliates	16	51	15
Other Income, net	17	14	39
Income Before Income Taxes	588	723	548
Income Tax Expense	(193)	(277)	(176)
Net Income	$395	$446	$372

Basic Earnings Per Share	$1.23	$1.32	$1.02

Diluted Earnings Per Share	$1.15	$1.30	$1.01

2009 Compared to 2008

Net Income.  We reported net income of $372 million ($1.01 per diluted share) for 2009 compared to $446 million ($1.30 per diluted share) for the same period in 2008. The decrease in net income of $74 million was primarily due to a $149 million decrease in operating income, a $45 million increase in interest expense due primarily to higher interest rates and higher levels of debt during 2009, excluding transition and system restoration bond-related interest expense, a $36 million decrease in equity in earnings of unconsolidated affiliates and a $196 million decrease in the gain on our indexed debt securities.  These decreases in net income were partially offset by a $101 million decrease in income tax expense, a $221 million increase in the gain on our marketable securities, $23 million of carrying costs related to Hurricane Ike restoration costs included in Other Income, net and a $5 million decrease in interest expense on transition and system restoration bonds.

Income Tax Expense.  Our 2009 effective tax rate of 32.1% differed from the 2008 effective tax rate of 38.4% primarily due to the settlement of our federal income tax return examinations for tax years 2004 and 2005 and a reduction in state income taxes related to adjustments in prior years’ state estimates.  For more information, see Note 9 to our consolidated financial statements.

2008 Compared to 2007

Net Income.  We reported net income of $446 million ($1.30 per diluted share) for 2008 compared to $395 million ($1.15 per diluted share) for the same period in 2007. The increase in net income of $51 million was primarily due to an $88 million increase in operating income, a $41 million decrease in interest expense, excluding transition bond-related interest expense, a $35 million increase in equity in earnings of unconsolidated affiliates related primarily to SESH and a $17 million increase in the gain on our indexed debt securities.  These increases in net income were partially offset by an $84 million increase in income tax expense, a $25 million increase in the loss on our Time Warner investment and a $13 million increase in interest expense on transition bonds.

Income Tax Expense.  Our 2008 effective tax rate of 38.4% differed from the 2007 effective tax rate of 32.8% primarily as a result of revisions to the Texas State Franchise Tax Law (Texas margin tax), which was reported as an operating expense prior to 2008 and is now being reported as an income tax for CenterPoint Houston, and a Texas state tax examination in 2007.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for 2007, 2008 and 2009. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2007	2008	2009
Electric Transmission & Distribution	$561	$545	$545
Natural Gas Distribution	218	215	204
Competitive Natural Gas Sales and Services	75	62	21
Interstate Pipelines	237	293	256
Field Services	99	147	94
Other Operations	(5)	11	4
Total Consolidated Operating Income	$1,185	$1,273	$1,124

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2007, 2008 and 2009 (in millions, except throughput and customer data):

	Year Ended December 31,
	2007	2008	2009
Revenues:
Electric transmission and distribution utility	$1,560	$1,593	$1,673
Transition and system restoration bond companies	277	323	340
Total revenues	1,837	1,916	2,013
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	652	703	774
Depreciation and amortization, excluding transition and system restoration bond companies	243	277	277
Taxes other than income taxes	223	201	208
Transition and system restoration bond companies	158	190	209
Total expenses	1,276	1,371	1,468
Operating Income	$561	$545	$545

Operating Income:
Electric transmission and distribution operations	$400	$407	$414
Competition transition charge	42	5	-
Transition and system restoration bond companies (1)	119	133	131
Total segment operating income	$561	$545	$545
Throughput (in gigawatt-hours (GWh)):
Residential	23,999	24,258	24,815
Total	76,291	74,840	74,579
Number of metered customers at end of period:
Residential	1,793,600	1,821,267	1,849,019
Total	2,034,074	2,064,854	2,094,210
__________
(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

2009 Compared to 2008.  Our Electric Transmission & Distribution business segment reported operating income of $545 million for 2009, consisting of $414 million from our regulated electric transmission and distribution utility operations (TDU) and $131 million related to transition and system restoration bond companies. For 2008, operating income totaled $545 million, consisting of $407 million from the TDU, exclusive of an additional $5 million from the competition transition charge (CTC), and $133 million related to transition bond companies. Revenues for the TDU increased due to higher transmission-related revenues ($50 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of AMS ($33 million) and higher revenues due to customer growth ($17 million) from the addition of over 29,000 new customers, partially offset by declines in energy demand ($27 million). Operation and maintenance expenses increased $71 million primarily due to higher transmission costs billed by transmission providers ($18 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($10 million), higher pension and other employee benefit costs ($10 million), expenses related to AMS ($14 million) and a gain on a land sale in 2008 ($9 million). Increased depreciation expense related to increased investment in AMS ($7 million) was offset by other declines in depreciation and amortization, primarily due to asset retirements. Taxes other than income taxes increased $7 million primarily as a result of a refund in 2008 of prior years’ state franchise taxes ($5 million). Changes in pension expense over our 2007 base year amount are being deferred until our next general rate case pursuant to Texas law.

2008 Compared to 2007.  Our Electric Transmission & Distribution business segment reported operating income of $545 million for 2008, consisting of $407 million from the TDU, exclusive of an additional $5 million from the CTC, and $133 million related to transition bond companies. For 2007, operating income totaled $561 million, consisting of $400 million from the TDU, exclusive of an additional $42 million from the CTC, and $119 million related to transition bond companies. Revenues for the TDU increased in 2008 due to customer growth, with over 30,000 metered customers added ($23 million), increased usage ($15 million) in part caused by favorable weather experienced, increased transmission-related revenues ($21 million) and increased revenues from ancillary services ($5 million), partially offset by reduced revenues due to Hurricane Ike ($17 million) and the settlement of the final fuel reconciliation in 2007 ($5 million). Operation and maintenance expense increased primarily due to higher transmission costs ($43 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($13 million), partially offset by a gain on sale of land ($9 million) and normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($10 million). Depreciation and amortization increased $34 million primarily due to amounts related to the CTC ($30 million), which were offset by similar amounts in revenues. Taxes other than income taxes declined $21 million primarily as a result of the Texas margin tax being classified as an income tax for financial reporting purposes in 2008 ($19 million) and a refund of prior years’ state franchise taxes ($5 million).

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2007, 2008 and 2009 (in millions, except throughput and customer data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$3,759	$4,226	$3,384
Expenses:
Natural gas	2,683	3,124	2,251
Operation and maintenance	579	589	639
Depreciation and amortization	155	157	161
Taxes other than income taxes	124	141	129
Total expenses	3,541	4,011	3,180
Operating Income	$218	$215	$204
Throughput (in Bcf):
Residential	172	175	173
Commercial and industrial	232	236	233
Total Throughput	404	411	406
Number of customers at end of period:
Residential	2,961,110	2,987,222	3,002,114
Commercial and industrial	249,877	248,476	244,101
Total	3,210,987	3,235,698	3,246,215

2009 Compared to 2008.  Our Natural Gas Distribution business segment reported operating income of $204 million for 2009 compared to $215 million for 2008. Operating income declined ($11 million) primarily as a result of increased pension expense ($37 million) and higher labor and other benefit costs ($16 million), partially offset by increased revenues from rate increases ($36 million) and lower bad debt expense ($15 million). Revenues related to both energy-efficiency costs and gross receipts taxes are substantially offset by the related expenses. Depreciation and amortization expense increased $4 million primarily due to higher plant balances.  Taxes other than income taxes, net of the decrease in gross receipts taxes ($16 million), increased $4 million also primarily due to higher plant balances.

2008 Compared to 2007.  Our Natural Gas Distribution business segment reported operating income of $215 million for 2008 compared to $218 million for 2007. Operating income declined in 2008 due to a combination of non-weather-related usage ($13 million), due in part to higher gas prices, higher customer-related and support services costs ($9 million), higher bad debts and collection costs ($4 million), increased costs of materials and supplies ($4 million), and an increase in depreciation and amortization and taxes other than income taxes ($3 million) resulting from increased investment in property, plant and equipment. The adverse impacts on operating income were partially offset by the net impact of rate increases ($11 million), lower labor and benefits costs ($14 million), and customer growth from the addition of approximately 25,000 customers in 2008 ($6 million).

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2007, 2008 and 2009 (in millions, except throughput and customer data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$3,579	$4,528	$2,230
Expenses:
Natural gas	3,467	4,423	2,165
Operation and maintenance	31	39	39
Depreciation and amortization	5	3	4
Taxes other than income taxes	1	1	1
Total expenses	3,504	4,466	2,209
Operating Income	$75	$62	$21

Throughput (in Bcf)	522	528	504

Number of customers at end of period	7,139	9,771	11,168

2009 Compared to 2008.   Our Competitive Natural Gas Sales and Services business segment reported operating income of $21 million for 2009 compared to $62 million for 2008.  The decrease in operating income of $41 million was due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for 2009 of $23 million versus a favorable impact of $13 million for the same period in 2008.  A further $28 million decrease in margin is attributable to reduced basis spreads on pipeline transport opportunities and an absence of summer storage spreads. These decreases in operating income were partially offset by a $6 million write-down of natural gas inventory to the lower of cost or market for 2009 compared to a $30 million write-down in the same period last year.  Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales.

2008 Compared to 2007.   Our Competitive Natural Gas Sales and Services business segment reported operating income of $62 million for the year ended December 31, 2008 compared to $75 million for the year ended December 31, 2007.  The decrease in operating income in 2008 of $13 million primarily resulted from lower gains on sales of gas from previously written down inventory ($24 million) and higher operation and maintenance costs ($6 million), which were partially offset by improved margin as basis and summer/winter spreads increased ($12 million). In addition, 2008 included a gain from mark-to-market accounting ($13 million) and a write-down of natural gas inventory to the lower of average cost or market ($30 million), compared to a charge to income from mark-to-market accounting for non-trading derivatives ($10 million) and a write-down of natural gas inventory to the lower of average cost or market ($11 million) for 2007.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2007, 2008 and 2009 (in millions, except throughput data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$500	$650	$598
Expenses:
Natural gas	83	155	97
Operation and maintenance	125	133	166
Depreciation and amortization	44	46	48
Taxes other than income taxes	11	23	31
Total expenses	263	357	342
Operating Income	$237	$293	$256

Transportation throughput (in Bcf)	1,216	1,538	1,592

2009 Compared to 2008.  Our Interstate Pipeline business segment reported operating income of $256 million for 2009 compared to $293 million for 2008. Margins (revenues less natural gas costs) increased $6 million primarily due to the Carthage to Perryville pipeline ($28 million) and new contracts with power generation customers ($20 million), partially offset by reduced other transportation margins and ancillary services ($42 million) primarily due to the decline in commodity prices from the significantly higher levels in 2008.  Operations and maintenance expenses increased due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities ($12 million) and increased pension expenses ($9 million).  These expenses were partially offset by a write-down associated with pipeline assets removed from service in the third quarter of 2008 ($7 million).  Depreciation and amortization expenses increased $2 million and taxes other than income taxes increased by $8 million, $2 million of which was due to 2008 tax refunds.

2008 Compared to 2007.  Our Interstate Pipeline business segment reported operating income of $293 million for 2008 compared to $237 million for 2007. The increase in operating income in 2008 was primarily driven by increased margins (revenues less natural gas costs) on the Carthage to Perryville pipeline that went into service in May 2007 ($51 million), increased transportation and ancillary services ($27 million), and a gain on the sale of two storage development projects ($18 million). These increases were partially offset by higher operation and maintenance expenses ($19 million), a write-down associated with pipeline assets removed from service ($7 million), increased depreciation expense ($2 million), and higher taxes other than income taxes ($12 million), largely due to tax refunds in 2007.

Equity Earnings. In addition, this business segment recorded equity income of $6 million, $36 million and $7 million in the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in SESH, a jointly-owned pipeline. The 2007 and 2008 year-end results include $6 million and $33 million of pre-operating allowance for funds used during construction, respectively. The 2009 results include a non-cash pre-tax charge of $16 million to reflect SESH’s decision to discontinue the use of guidance for accounting for regulated operations, which was partially offset by the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50% share was $5 million. Excluding the effect of these adjustments, equity earnings from normal operations was $3 million and $18 million in 2008 and 2009, respectively.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

The following table provides summary data of our Field Services business segment for 2007, 2008 and 2009 (in millions, except throughput data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$175	$252	$241
Expenses:
Natural gas	(4)	21	51
Operation and maintenance	66	69	77
Depreciation and amortization	11	12	15
Taxes other than income taxes	3	3	4
Total expenses	76	105	147
Operating Income	$99	$147	$94

Gathering throughput (in Bcf)	398	421	426

2009 Compared to 2008.  Our Field Services business segment reported operating income of $94 million for 2009 compared to $147 million for 2008. Operating margin from new projects and core gathering services increased approximately $24 million for 2009 when compared to the same period in 2008 primarily due to continued development in the shale plays.  This increase was offset primarily by the effect of a decline in commodity prices of approximately $54 million from the significantly higher prices experienced in 2008.  Operating income for 2009 also included higher costs associated with incremental facilities ($4 million) and increased pension cost ($2 million).  Operating income for 2008 benefited from a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a gain on sale of assets ($6 million).

2008 Compared to 2007.  Our Field Services business segment reported operating income of $147 million for 2008 compared to $99 million for 2007. The increase in operating income of $48 million resulted from higher margins (revenue less natural gas costs) from gas gathering, ancillary services and higher commodity prices ($34 million) and a one-time gain related to a settlement and contract buyout of one of our customers ($11 million).  Operating expenses increased from 2007 to 2008 due to higher expenses associated with new assets and general cost increases, partially offset by a gain  related to the sale of assets in 2008 ($6 million).

Equity Earnings. In addition, this business segment recorded equity income of $10 million, $15 million and $8 million for the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in natural gas liquid prices. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.

Other Operations

The following table provides summary data for our Other Operations business segment for 2007, 2008 and 2009 (in millions):

	Year Ended December 31,
	2007	2008	2009

Revenues	$10	$11	$11
Expenses	15	–	7
Operating Income (Loss)	$(5)	$11	$4
2009 Compared to 2008.  Our Other Operations business segment’s operating income in 2009 compared to 2008 decreased by $7 million primarily as a result of an increase in depreciation and amortization expense ($4 million) and an increase in franchise taxes ($3 million).

2008 Compared to 2007.  Our Other Operations business segment’s operating income in 2008 compared to 2007 increased by $16 million primarily as a result of a decrease in franchise taxes ($7 million) and a decrease in benefits accruals ($4 million).

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2007, 2008 and 2009 is as follows (in millions):

	Year Ended December 31,
	2007	2008	2009
Cash provided by (used in):
Operating activities	$774	$851	$1,841
Investing activities	(1,300)	(1,368)	(896)
Financing activities	528	555	(372)

Cash Provided by Operating Activities

Net cash provided by operating activities in 2009 increased $990 million compared to 2008 primarily due to decreased cash used in net regulatory assets and liabilities primarily related to Hurricane Ike restoration costs in 2008 ($366 million), decreased cash used in net margin deposits ($298 million), decreased cash used in gas storage inventory ($246 million) and increased cash provided by net accounts receivable/payable ($41 million).

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

Cash Used in Investing Activities

Net cash used in investing activities decreased $472 million in 2009 compared to 2008 due to decreased notes receivable from unconsolidated affiliates of $498 million, decreased investment in unconsolidated affiliates of $91 million and decreased restricted cash of transition bond companies of $37 million, offset by increased capital expenditures of $140 million primarily related to our Field Services business segment.

Net cash used in investing activities increased $68 million in 2008 compared to 2007 due to increased investment in unconsolidated affiliates of $167 million, primarily related to the SESH pipeline project, which was partially offset by decreased capital expenditures of $94 million.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in 2009 increased $927 million compared to 2008 primarily due to decreased borrowings under revolving credit facilities ($2.6 billion), and decreased short-term borrowings ($19 million), which were partially offset by decreased repayments of long-term debt ($1.2 billion), increased proceeds from the issuance of common stock ($424 million) and increased proceeds from the issuance of long-term debt ($77 million).

Net cash provided by financing activities in 2008 increased $27 million compared to 2007 primarily due to increased borrowings under revolving credit facilities ($779 million) and increased proceeds from long-term debt ($188 million), which were partially offset by increased repayments of long-term debt ($825 million) and decreased short-term borrowings ($124 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal anticipated cash requirements for 2010 include the following:

•	approximately $1.2 billion of capital requirements;

•	maturing long-term debt aggregating approximately $206 million;

•	$290 million for our January 2010 purchase of pollution control bonds issued on our behalf;

•	$241 million of scheduled principal payments on transition and system restoration bonds;

•	$45 million for our January 2010 redemption of debentures; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs in 2010. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2009 and estimates of our capital requirements for 2010 through 2014 (in millions):

	2009	2010	2011	2012	2013	2014
Electric Transmission & Distribution (1)	$428	$557	$563	$488	$503	$484
Natural Gas Distribution	165	210	237	241	259	248
Competitive Natural Gas Sales and Services	2	6	4	16	5	5
Interstate Pipelines	176	171	192	245	164	94
Field Services	348	226	163	126	95	85
Other Operations	29	38	59	40	30	30
Total	$1,148	$1,208	$1,218	$1,156	$1,056	$946
         __________
(1)
Includes expenditures of $94 million in 2009 and capital requirements of $181 million, $172 million, $49 million, $38 million and $34 million in 2010 through 2014, respectively, related to AMS and Intelligent Grid, net of a $200 million grant by the U.S. Department of Energy (DOE).  The award is contingent on successful completion of negotiations with the DOE.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
Transition and system restoration bond debt	$3,046	$241	$590	$565	$1,650
Other long-term debt(1)	7,668	541	615	2,171	4,341
Interest payments - transition and system restoration bond debt(2)	834	135	245	187	267
Interest payments - other long-term debt(2)	3,919	433	791	608	2,087
Short-term borrowings	55	55	-	-	-
Capital leases	1	-	-	-	1
Operating leases(3)	51	12	22	10	7
Benefit obligations(4)	-	-	-	-	-
Purchase obligations(5)	9	9	-	-	-
Non-trading derivative liabilities	93	51	42	-	-
Other commodity commitments(6)	2,558	439	917	659	543
Income taxes(7)	-	-	-	-	-
Other	25	7	12	6	-
Total contractual cash obligations	$18,259	$1,923	$3,234	$4,206	$8,896
     __________
(1)
ZENS obligations are included in the 2015 and thereafter column at their contingent principal amount payable in 2029 of $814 million.  These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($300 million at December 31, 2009), as discussed in Note 6 to our consolidated financial statements.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2009. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 10(c) to our consolidated financial statements.

(4)
Material contributions to our qualified pension plan are not expected in 2010. However, we expect to contribute approximately $9 million and $19 million, respectively, to our non-qualified pension and postretirement benefits plans in 2010.

(5)	Represents capital commitments for material in connection with our Interstate Pipelines business segment.

(6)	For a discussion of other commodity commitments, please read Note 10(a) to our consolidated financial statements.

(7)
As of December 31, 2009, the liability for uncertain income tax positions was $187 million. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which any such liabilities might be paid.

Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of December 31, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations,

CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

Debt Financing Transactions.  In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under CenterPoint Houston’s revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

In August 2009, SESH closed on a private debt offering in the amount of $375 million.  Also during 2009, CERC Corp. made a capital contribution to SESH in the amount of $137 million.  Using $186 million of its proceeds from the debt offering and the capital contribution, SESH repaid the note receivable it owed to CERC Corp., which note had a principal balance of $323 million at the time of the repayment. CERC Corp. used the proceeds to repay borrowings under its credit facility.

In January 2010, we purchased $290 million principal amount of pollution control bonds issued on our behalf at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. Prior to the purchase, the pollution control bonds had a fixed rate of interest of 5.125%. The purchase reduces temporary investments and leverage while providing us with the flexibility to finance future capital needs in the tax-exempt market through a remarketing of these bonds.

In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

System Restoration Bonds. In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

Equity Financing Transactions. During the year ended December 31, 2009, we received net proceeds of approximately $280 million from the issuance of 24.2 million common shares in an underwritten public offering, net proceeds of $148 million from the issuance of 14.3 million common shares through a continuous offering program, proceeds of approximately $57 million from the sale of approximately 4.9 million common shares to our defined contribution plan and proceeds of approximately $15 million from the sale of approximately 1.3 million common shares to participants in our enhanced dividend reinvestment plan.

Credit and Receivables Facilities.  In October 2009, CenterPoint Houston terminated its $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

In October 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

In October 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

As of February 15, 2010, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at February 15, 2010 (1)		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$20	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	-		June 29, 2012
October 9, 2009	CERC	Receivables	375	-		October 8, 2010
________
(1)
Based on the debt to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to incur incremental borrowings on a consolidated basis at December 31, 2009 of approximately $1.3 billion.  Had the February 2010 amendment to such covenant described below been in effect, we would have been permitted to incur an additional $800 million of borrowings at such time in the event a qualifying disaster occurred.  Since amounts advanced under CERC Corp.'s receivables facility are not included in this debt to EBITDA covenant calculation, such amounts are not included in the estimated amounts of permitted incremental borrowings.

(2)	Represents outstanding letters of credit.

Our $1.2 billion credit facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to EBITDA covenant (as those terms are defined in the facility).   Such covenant was modified twice in 2008 to provide additional debt capacity.  The second modification was to provide debt capacity pending the financing of system restoration costs following Hurricane Ike.  That modification was terminated with CenterPoint Houston’s issuance of bonds to securitize such costs in November 2009.  In February 2010, we amended our credit facility to modify the financial ratio covenant to allow for a temporary increase of the permitted ratio of debt (excluding transition and system restoration bonds) to EBITDA from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and we certify to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a calendar year, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial ratio covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

CenterPoint Houston’s $289 million credit facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant. The facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings.

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

Temporary Investments.  As of February 15, 2010, CenterPoint Houston had external temporary investments of $450 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings.  As of February 15, 2010, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2009, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

CERC Corp. and its subsidiaries purchase natural gas from its largest supplier under supply agreements that contain an aggregate credit threshold of $120 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Under these agreements, CERC may need to provide collateral if the aggregate threshold is exceeded. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2009, the amount posted as collateral aggregated approximately $114 million ($84 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2009, unsecured credit limits extended to CES by counterparties aggregate $241 million; however, utilized credit capacity was $67 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $188 million as of December 31, 2009.  The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding at December 31, 2009. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2009, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common), which reflects adjustments resulting from the March 2009 distribution by Time Warner Inc. of shares of TWC Common, Time Warner Inc.’s March 2009 reverse stock split and the December 2009 distribution by Time Warner Inc. of shares of AOL Common.  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.  The American Recovery and Reinvestment Act of 2009 allows us to defer until 2014 taxes due as a result of the retirement of ZENS notes that would have otherwise been payable in 2009 or 2010 and pay such taxes over the period from 2014 through 2018. Accordingly, if on December 31, 2009, all ZENS notes had been exchanged for cash, we could have deferred taxes of approximately $379 million that would have otherwise been payable in 2009.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of February 15, 2010, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Other Factors that Could Affect Cash Requirements.  In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price and weather hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments;

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

•	the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy, which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in "Risk Factors" in Item 1A of this report.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CenterPoint Houston’s credit facilities limit CenterPoint Houston’s debt (excluding transition and system restoration bonds) as a percentage of its total capitalization to 65%. CERC Corp.’s bank facility and its receivables facility limit CERC’s debt as a percentage of its total capitalization to 65%. Our $1.2 billion credit facility contains a debt, excluding transition and system restoration bonds, to EBITDA covenant. Such covenant was modified twice in 2008 to provide additional debt capacity.  The second modification was to provide debt capacity pending the financing of system restoration costs following Hurricane Ike.  That modification was terminated with CenterPoint Houston’s issuance of bonds to securitize such costs in November 2009.  In February 2010, we amended our $1.2 billion credit facility to modify this covenant to allow for a temporary increase in debt capacity if CenterPoint Houston experiences damage from a natural disaster in its service territory that meets certain criteria. Additionally, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business segment, our Natural Gas Distribution business segment and portions of our Interstate Pipelines business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2009, we had recorded regulatory assets of $3.7 billion and regulatory liabilities of $921 million.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets. No impairment of goodwill was indicated based on our annual analysis at July 1, 2009. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, interest rates, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

Pension and Other Retirement Plans

We sponsor pension and other retirement plans in various forms covering all employees who meet eligibility requirements. We use several statistical and other factors that attempt to anticipate future events in calculating the expense and liability related to our plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as estimated by management, within certain guidelines. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded. Please read "- Other Significant Matters - Pension Plans" for further discussion.

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

We made no contribution to the qualified pension plan in 2008; however, a discretionary contribution of $13 million was made in 2009. The minimum funding requirements for this plan did not require contributions for the respective years.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $8 million and $7 million in 2008 and 2009, respectively.

Changes in pension obligations and assets may not be immediately recognized as pension expense in the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension expense recorded in any period may not reflect the actual level of benefit payments provided to plan participants.

As the sponsor of a plan, we are required to (a) recognize on our balance sheet as an asset a plan’s over-funded status or as a liability such plan’s under-funded status, (b) measure a plan’s assets and obligations as of the end of our fiscal year and (c) recognize changes in the funded status of our plans in the year that changes occur through adjustments to other comprehensive income.

At December 31, 2009, the projected benefit obligation exceeded the market value of plan assets of our pension plans by $434 million. Changes in interest rates or the market values of the securities held by the plan during 2010 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension cost was $15 million, $1 million and $111 million for 2007, 2008 and 2009, respectively, of which $12 million, $1 million and $60 million impacted pre-tax earnings. CenterPoint Houston’s actuarially determined pension and other postemployment expenses for 2009 in excess of the 2007 base year amount are being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $32 million in pension and other postemployment expenses during the year ended December 31, 2009.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2009, our qualified pension plan had an expected long-term rate of return on plan assets of 8.00%, which was unchanged from the rate assumed as of December 31, 2008. We believe that our actual asset allocation, on average, will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

As of December 31, 2009, the projected benefit obligation was calculated assuming a discount rate of 5.70%, which is a 1.20% decrease from the 6.90% discount rate assumed in 2008. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension cost for 2010, including the benefit restoration plan, is estimated to be $86 million, of which we expect $44 million to impact pre-tax earnings, based on an expected return on plan assets of 8.0% and a discount rate of 5.70% as of December 31, 2009. If the expected return assumption were lowered by 0.5% (from 8.00% to 7.50%), 2010 pension cost would increase by approximately $7 million.

As of December 31, 2009, the pension plan projected benefit obligation, including the unfunded benefit restoration plan, exceeded plan assets by $434 million.  If the discount rate were lowered by 0.5% (from 5.70% to 5.20%), the assumption change would increase our projected benefit obligation and 2010 pension expense by approximately $83 million and $4 million, respectively. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2009 by $66 million and would result in a charge to comprehensive income in 2009 of $11 million, net of tax.

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

As of December 31, 2009, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $1.5 billion and $-0- at December 31, 2008 and 2009, respectively.

At December 31, 2008 and 2009, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.0 billion and $9.9 billion, respectively, in principal amount and having a fair value of $8.5 billion and $10.4 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $260 million if interest rates were to decline by 10% from their levels at December 31, 2009. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 6 to our consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $121 million at December 31, 2009 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $20 million if interest rates were to decline by 10% from levels at December 31, 2009. Changes in the fair value of the derivative component, a $201 million recorded liability at December 31, 2009, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2009 levels, the fair value of the derivative component liability would increase by approximately $5 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 6 to our consolidated financial statements for a discussion of our ZENS obligation. A decrease of 10% from the December 31, 2009 aggregate market value of these shares would result in a net loss of approximately $5 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2009, the recorded fair value of our non-trading energy derivatives was a net liability of $134 million (before collateral). The net liability consisted of a net liability of $143 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $9 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their December 31, 2009 levels would have increased the fair value of our non-trading energy derivatives net liability by $31 million.  However, the consolidated income statement impact of this same 10% decrease in market prices would be an increase in income of $3 million.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2010

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009 which is included herein on page 65.

/s/ DAVID M. MCCLANAHAN
President and Chief Executive Officer

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

February 26, 2010

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2007	2008	2009
	(In millions,
	except for share amounts)

Revenues	$9,623	$11,322	$8,281
Expenses:
Natural gas	5,995	7,466	4,371
Operation and maintenance	1,440	1,502	1,664
Depreciation and amortization	631	708	743
Taxes other than income taxes	372	373	379
Total	8,438	10,049	7,157
Operating Income	1,185	1,273	1,124
Other Income (Expense):
Gain (loss) on marketable securities	(114)	(139)	82
Gain (loss) on indexed debt securities	111	128	(68)
Interest and other finance charges	(509)	(468)	(513)
Interest on transition and system restoration bonds	(123)	(136)	(131)
Distribution from AOL Time Warner litigation settlement	32	-	3
Additional distribution to ZENS holders	(27)	-	(3)
Equity in earnings of unconsolidated affiliates	16	51	15
Other, net	17	14	39
Total	(597)	(550)	(576)
Income Before Income Taxes	588	723	548
Income tax expense	(193)	(277)	(176)
Net Income	$395	$446	$372

Basic Earnings Per Share	$1.23	$1.32	$1.02

Diluted Earnings Per Share	$1.15	$1.30	$1.01

See Notes to CenterPoint Energy’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Net income	$395	$446	$372
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $28, $32 and $2)	34	(79)	7
Net deferred gain (loss) from cash flow hedges (net of tax of $6, $2 and $-0-)	11	(4)	-
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $14, $2 and $-0-)	(20)	(4)	-
Other comprehensive income (loss)	25	(87)	7
Comprehensive income	$420	$359	$379

See Notes to CenterPoint Energy’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2009
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$167	$740
Investment in marketable securities	218	300
Accounts receivable, net	1,009	790
Accrued unbilled revenues	541	485
Inventory	569	327
Non-trading derivative assets	118	39
Prepaid expense and other current assets	413	223
Total current assets	3,035	2,904
Property, Plant and Equipment, net	10,296	10,788
Other Assets:
Goodwill	1,696	1,696
Regulatory assets	3,684	3,677
Non-trading derivative assets	20	15
Investment in unconsolidated affiliates	345	463
Notes receivable from unconsolidated affiliates	323	-
Other	277	230
Total other assets	6,345	6,081
Total Assets	$19,676	$19,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$153	$55
Current portion of transition and system restoration bonds long-term debt	208	241
Current portion of indexed debt	117	121
Current portion of other long-term debt	8	541
Indexed debt securities derivative	133	201
Accounts payable	897	648
Taxes accrued	189	148
Interest accrued	180	181
Non-trading derivative liabilities	87	51
Accumulated deferred income taxes, net	372	406
Other	504	445
Total current liabilities	2,848	3,038
Other Liabilities:
Accumulated deferred income taxes, net	2,608	2,776
Unamortized investment tax credits	24	16
Non-trading derivative liabilities	47	42
Benefit obligations	849	861
Regulatory liabilities	821	921
Other	276	361
Total other liabilities	4,625	4,977
Long-term Debt:
Transition and system restoration bonds	2,381	2,805
Other	7,800	6,314
Total long-term debt	10,181	9,119
Commitments and Contingencies (Note 10)
Shareholders’ Equity	2,022	2,639
Total Liabilities and Shareholders’ Equity	$19,676	$19,773

See Notes to CenterPoint Energy’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Cash Flows from Operating Activities:
Net income	$395	$446	$372
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	631	708	743
Amortization of deferred financing costs	69	29	37
Deferred income taxes	-	487	269
Unrealized loss (gain) on marketable securities	114	139	(82)
Unrealized loss (gain) on indexed debt securities	(111)	(128)	68
Write-down of natural gas inventory	11	30	6
Equity in earnings of unconsolidated affiliates, net of distributions	(13)	(51)	(3)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	-	(82)	283
Inventory	(102)	(109)	236
Accounts payable	(185)	87	(237)
Fuel cost over (under) recovery	(93)	45	(5)
Non-trading derivatives, net	11	(25)	28
Margin deposits, net	65	(182)	116
Interest and taxes accrued	(33)	(118)	(41)
Net regulatory assets and liabilities	81	(366)	-
Other current assets	13	(27)	27
Other current liabilities	(20)	29	6
Other assets	(20)	(20)	(1)
Other liabilities	(51)	(8)	3
Other, net	12	(33)	16
Net cash provided by operating activities	774	851	1,841
Cash Flows from Investing Activities:
Capital expenditures	(1,114)	(1,020)	(1,160)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(1)	(11)	26
Decrease (increase) in notes receivable from unconsolidated affiliates	(148)	(175)	323
Investment in unconsolidated affiliates	(39)	(206)	(115)
Other, net	2	44	30
Net cash used in investing activities	(1,300)	(1,368)	(896)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	45	(79)	(98)
Revolving credit facilities, net	331	1,110	(1,441)
Proceeds from long-term debt	900	1,088	1,165
Payments of long-term debt	(548)	(1,373)	(222)
Debt issuance costs	(9)	(26)	(10)
Payment of common stock dividends	(218)	(246)	(276)
Proceeds from issuance of common stock, net	22	80	504
Other, net	5	1	6
Net cash provided by (used in) financing activities	528	555	(372)
Net Increase in Cash and Cash Equivalents	2	38	573
Cash and Cash Equivalents at Beginning of Year	127	129	167
Cash and Cash Equivalents at End of Year	$129	$167	$740
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$572	$586	$624
Income taxes (refunds), net	205	(84)	(9)
Non-cash transactions:
Accounts payable related to capital expenditures	75	96	84

See Notes to CenterPoint Energy’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2007		2008		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions of dollars and shares)
Preference Stock, none outstanding	-	$-	-	$-	-	$-
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	-	-	-	-	-	-
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	314	3	323	3	346	3
Issuances related to benefit and investment plans	2	-	6	-	7	-
Issuances related to convertible debt conversions	7	-	17	-	-	-
Issuances related to public offerings	-	-	-	-	38	1
Balance, end of year	323	3	346	3	391	4
Additional Paid-in-Capital
Balance, beginning of year		2,977		3,046		3,158
Cumulative effect of adoption of convertible debt pronouncement (See Note 2(o))		23		-		-
Balance, beginning of year (as adjusted)		3,000		3,046		3,158
Issuances related to benefit and investment plans		46		112		86
Issuances related to public offerings, net of issuance costs		-		-		427
Balance, end of year		3,046		3,158		3,671
Accumulated Deficit
Balance, beginning of year		(1,355)		(1,194)		(1,008)
Cumulative effect of adoption of convertible debt pronouncement (See Note 2(o))		(18)		-		-
Cumulative effect of change in accounting principle (see Note 2(p))		-		(15)		-
Balance, beginning of year (as adjusted)		(1,373)		(1,209)		(1,008)
Net income		395		446		372
Cumulative effect of uncertain tax positions standard		2		-		-
Common stock dividends - $0.68 per share in 2007, $0.73 per share in 2008, and $0.76 per share in 2009		(218)		(245)		(276)
Balance, end of year		(1,194)		(1,008)		(912)
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(48)		(127)		(120)
Net deferred gain (loss) from cash flow hedges		4		(4)		(4)
Total accumulated other comprehensive loss, end of year		(44)		(131)		(124)
Total Shareholders’ Equity		$1,811		$2,022		$2,639

See Notes to CenterPoint Energy’s Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background

CenterPoint Energy, Inc. (CenterPoint Energy) is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of December 31, 2009, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states. Subsidiaries of CERC own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

For a description of CenterPoint Energy’s reportable business segments, see Note 14.

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

(b) Principles of Consolidation

The accounts of CenterPoint Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. CenterPoint Energy uses the equity method of accounting for investments in entities in which CenterPoint Energy has an ownership interest between 20% and 50% and exercises significant influence. CenterPoint Energy’s investments in unconsolidated affiliates include a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 270-mile interstate natural gas pipeline and a 50% interest in Waskom Gas Processing Company, a Texas general partnership, which owns and operates a natural gas processing plant.  Other investments, excluding marketable securities, are carried at cost. During 2009, CenterPoint Energy invested $137 million in SESH and received a capital distribution of $23 million from SESH.

(c) Revenues

CenterPoint Energy records revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. The Interstate Pipelines and Field Services business segments record revenues as transportation and processing services are provided.

(d) Long-lived Assets and Intangibles

CenterPoint Energy records property, plant and equipment at historical cost. CenterPoint Energy expenses repair and maintenance costs as incurred. Property, plant and equipment include the following:

	Weighted Average
	Useful Lives	December 31,
	(Years)	2008	2009
		(In millions)
Electric Transmission & Distribution	27	$7,256	$7,325
Natural Gas Distribution	31	3,266	3,436
Competitive Natural Gas Sales and Services	26	67	69
Interstate Pipelines	58	2,334	2,524
Field Services	51	601	931
Other property	26	482	485
Total		14,006	14,770
Accumulated depreciation and amortization:
Electric Transmission & Distribution		2,652	2,737
Natural Gas Distribution		708	825
Competitive Natural Gas Sales and Services		11	13
Interstate Pipelines		182	223
Field Services		28	27
Other property		129	157
Total accumulated depreciation and amortization		3,710	3,982
Property, plant and equipment, net		$10,296	$10,788

Goodwill by reportable business segment as of December 31, 2008 and 2009 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

CenterPoint Energy performs its goodwill impairment tests at least annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

CenterPoint Energy performed the test at July 1, 2009, its annual impairment testing date, and determined that no impairment charge for goodwill was required.

CenterPoint Energy periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets.

(e) Regulatory Assets and Liabilities

CenterPoint Energy applies the guidance for accounting for regulated operations, to the Electric Transmission & Distribution business segment and the Natural Gas Distribution business segment and to portions of the Interstate Pipelines business segment.

The following is a list of regulatory assets/liabilities reflected on CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2008 and 2009:

	December 31,
	2008	2009
	(In millions)
Securitized regulatory asset (1)	$2,430	$2,886
Unrecognized equity return	(207)	(232)
Unamortized loss on reacquired debt	73	67
Hurricane Ike restoration cost (1)	435	5
Pension and postretirement-related regulatory asset	848	781
Other long-term regulatory assets(2)	105	170
Total regulatory assets (1)	3,684	3,677

Estimated removal costs	779	818
Other long-term regulatory liabilities	42	103
Total regulatory liabilities	821	921

Total regulatory assets and liabilities, net	$2,863	$2,756
__________
(1)
As discussed in Note 8(b), CenterPoint Houston securitized approximately $665 million of Hurricane Ike restoration costs in November 2009.  CenterPoint Houston did not record a return on Hurricane Ike restoration costs until approval by the Public Utility Commission of Texas (Texas Utility Commission) was received in 2009.  Other regulatory assets that are not earning a return were not  material at December 31, 2008 and 2009.

(2)
CenterPoint Houston’s actuarially determined pension expense for 2009 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $32 million in pension and other postemployment expenses during the year ended December 31, 2009.

CenterPoint Energy’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2008 and 2009, these removal costs of $779 million and $818 million, respectively, are classified as regulatory liabilities in CenterPoint Energy’s Consolidated Balance Sheets. A portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.  At December 31, 2008 and 2009, CenterPoint Energy’s asset retirement obligations were $63 million and $82 million, respectively. The increase in asset retirement obligation in 2009 of $19 million is primarily attributable to the decrease in the credit-adjusted risk-free rate used to value the asset retirement obligation as of the end of the period.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(e) and 3(a) for additional discussion of these items.

The following table presents depreciation and amortization expense for 2007, 2008 and 2009 (in millions).

	2007	2008	2009
Depreciation expense	$455	$478	$496
Amortization expense	176	230	247
Total depreciation and amortization expense	$631	$708	$743

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for subsidiaries that apply the guidance for accounting for regulated operations. Interest and AFUDC are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. During 2007, 2008 and 2009, CenterPoint Energy capitalized interest and AFUDC of $21 million, $12 million and $5 million, respectively.

(h) Income Taxes

CenterPoint Energy files a consolidated federal income tax return and follows a policy of comprehensive interperiod tax allocation. CenterPoint Energy uses the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Investment tax credits that were deferred are being amortized over the estimated lives of the related property. A valuation allowance is established against deferred tax assets for which management believes realization is not considered more likely than not. CenterPoint Energy recognizes interest and penalties as a component of income tax expense. For additional information regarding income taxes, see Note 9.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are net of an allowance for doubtful accounts of $35 million and $24 million at December 31, 2008 and 2009, respectively. The provision for doubtful accounts in CenterPoint Energy’s Statements of Consolidated Income for 2007, 2008 and 2009 was $45 million, $54 million and $36 million, respectively.

On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010. Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances. At December 31, 2008 and 2009, the facility size was $128 million and $150 million, respectively. As of December 31, 2008 and 2009, advances under the receivables facilities were $78 million and $-0-, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market. Natural gas inventories of CenterPoint Energy’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CenterPoint Energy’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2008 and 2009, CenterPoint Energy recorded $30 million and $6 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2008	2009
	(In millions)
Materials and supplies	$128	$138
Natural gas	441	189
Total inventory	$569	$327

(k) Derivative Instruments

CenterPoint Energy is exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  CenterPoint Energy utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows. Such derivatives are recognized in CenterPoint Energy’s Consolidated Balance Sheets at their fair value unless CenterPoint Energy elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

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

(l) Investments in Other Debt and Equity Securities

CenterPoint Energy reports "trading" securities at estimated fair value in its Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as other income (expense) in its Statements of Consolidated Income.

As of December 31, 2008 and 2009, CenterPoint Energy held investments in Time Warner Inc. (TW) related securities, which were classified as "trading" securities. For information regarding these investments, see Note 6.

(m) Environmental Costs

CenterPoint Energy expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. CenterPoint Energy expenses amounts that relate to an existing condition caused by past operations that do not have future economic benefit. CenterPoint Energy records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

(n) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Energy considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001, December 2005 and February 2008 and system restoration bonds in November 2009, CenterPoint Energy was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $60 million and $34 million at December 31, 2008 and 2009, respectively, are included in other current assets in CenterPoint Energy's Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Notes 3(a), 3(b) and 8(b). Cash and cash equivalents includes $166 million and $151 million at December 31, 2008 and 2009, respectively, that is held by CenterPoint Energy’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(o) New Accounting Pronouncements

Effective January 1, 2009, CenterPoint Energy adopted new accounting guidance which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments.  These disclosures are included as part of CenterPoint Energy’s Derivatives Instruments footnote (see Note 4).

Effective January 1, 2009, CenterPoint Energy adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which changed the accounting treatment for convertible securities that the issuer may settle fully or partially in cash and which required retrospective application to all periods presented. Under this new guidance, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below-market coupon interest rate. The debt is then subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. CenterPoint Energy currently has no convertible debt that is within the scope of this new guidance, but did during prior periods presented.  The required retrospective implementation of this new guidance had a non-cash effect on net income for prior periods and the Consolidated Balance Sheets when CenterPoint Energy had contingently convertible debt outstanding. The effect on net income for the years ended December 31, 2007 and 2008 was a decrease in net income of $4 million, or $0.02 per basic and diluted share, and $1 million, or $0.01 per basic share and no change per diluted share, respectively. The implementation effect on the Consolidated Balance Sheet as of December 31, 2008 increased Additional Paid-In-Capital and Accumulated Deficit by $23 million.

Effective January 1, 2009, CenterPoint Energy adopted new accounting guidance on employers’ disclosures about postretirement benefit plan assets which expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. See Note 2(p) below for the required disclosures.

Effective June 30, 2009, CenterPoint Energy adopted new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective June 30, 2009, CenterPoint Energy adopted new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 15 for the subsequent event related disclosures.

Effective July 1, 2009, CenterPoint Energy adopted new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles.  This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. CenterPoint Energy’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operation or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(p) Stock-Based Incentive Compensation Plans and Employee Benefit Plans

Stock-Based Incentive Compensation Plans

CenterPoint Energy has long-term incentive plans (LTIPs) that provide for the issuance of stock-based incentives, including stock options, performance awards, restricted stock unit awards and restricted and unrestricted stock awards to officers and key employees.  Approximately 21 million shares of CenterPoint Energy common stock are authorized to be issued under these plans.

Equity awards are granted to employees without cost to the participants. The performance awards granted in 2007, 2008 and 2009 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2007, 2008 and 2009 are subject to the operational condition that total common dividends declared during the three-year vesting period must be at least $2.04, $2.19 and $2.28 per share, respectively. The stock awards generally vest at the end of a three-year period. Upon vesting, both the performance and stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period. CenterPoint Energy issues new shares in order to satisfy share-based payments related to LTIPs.

Stock options are generally granted with an exercise price equal to the average of the high and low sales price of CenterPoint Energy’s stock at the date of grant. These stock options generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date and have 10-year contractual terms. No stock options were granted during 2007, 2008 and 2009.

CenterPoint Energy recorded LTIP compensation expense of $10 million, $10 million and $15 million for the years ended December 31, 2007, 2008 and 2009, respectively.  This expense is included in Operation and Maintenance Expense in the Statements of Consolidated Income.

The total income tax benefit recognized related to LTIPs was $4 million, $4 million and $6 million in the years ended December 31, 2007, 2008 and 2009, respectively. No compensation cost related to LTIPs was capitalized as a part of inventory or fixed assets in 2007, 2008 or 2009.

The actual tax benefit realized for tax deductions related to LTIPs totaled $7 million, $5 million and $6 million, for 2007, 2008 and 2009, respectively.

Compensation costs for the performance and stock awards granted under LTIPs are measured using fair value and expected achievement levels on the grant date.  The fair value of awards granted to employees after April 2009 are based on the closing stock price of CenterPoint Energy’s common stock on the grant date.  The fair value of awards granted prior to May 2009 are based on the average of the high and low stock price of CenterPoint Energy’s common stock on the grant date. The compensation expense is recorded on a straight-line basis over the vesting period.  Forfeitures are estimated on the date of grant based on historical averages.  For performance awards with operational goals, the expected achievement level is revised as goal achievements are evaluated.

The following tables summarize CenterPoint Energy’s LTIP activity for 2009:

Stock Options

	Outstanding Options Year Ended December 31, 2009
	Shares (Thousands)	Weighted-Average Exercise Price	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	5,856	$17.67
Expired	(573)	18.28
Cancelled	(295)	25.63
Exercised	(475)	9.23
Outstanding at December 31, 2009	4,513	17.95	1.9	$14
Exercisable at December 31, 2009	4,513	17.95	1.9	14

Cash received from stock options exercised was $22 million, $3 million and $4 million for 2007, 2008 and 2009, respectively.

Performance Awards

	Outstanding and Non-Vested Shares Year Ended December 31, 2009
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	2,102	$15.37
Granted	1,219	12.42
Forfeited or cancelled	(222)	13.25
Vested and released to participants	(516)	13.08
Outstanding at December 31, 2009	2,583	14.62	1.2	$28

The non-vested and outstanding shares displayed in the table above, assumes that shares are issued at the maximum performance level. The aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

Stock Awards

	Outstanding and Non-Vested Stock Shares Year Ended December 31, 2009
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	789	$15.33
Granted	460	12.30
Forfeited or cancelled	(9)	14.02
Vested and released to participants	(289)	13.73
Outstanding at December 31, 2009	951	14.36	1.3	$14

The weighted-average grant-date fair values of awards granted were as follows for 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
Performance awards	$18.20	$15.40	$12.42
Stock awards	18.29	15.09	12.30

Valuation Data

The total intrinsic value of awards received by participants was as follows for 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Stock options exercised	$13	$2	$2
Performance awards	3	6	7
Stock awards	4	5	4

The total grant date fair value of performance and stock awards which vested during the years ended December 31, 2007, 2008 and 2009 was $7 million, $8 million and $11 million, respectively.  As of December 31, 2009, there was $27 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.8 years.

Pension and Postretirement Benefits

CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering substantially all employees, with benefits determined using a cash balance formula. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings, which increased from 4% effective January 1, 2009, and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. Certain employees participating in the plan as of December 31, 1998 automatically receive the greater of the accrued benefit calculated under the prior plan formula through 2008 or the cash balance formula. Participants have historically been 100% vested in their benefit after completing five years of service. Effective January 1, 2008, CenterPoint Energy changed the vesting schedule to provide for 100% vesting after three years to comply with the Pension Protection Act of 2006. In addition to the non-contributory qualified defined benefit pension plan, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

CenterPoint Energy provides certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments, effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage.

Such benefit costs are accrued over the active service period of employees. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2007		2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)

Service cost	$37	$2	$31	$1	$25	$1
Interest cost	100	26	101	27	113	28
Expected return on plan assets	(149)	(12)	(147)	(12)	(98)	(9)
Amortization of prior service cost (credit)	(7)	-	(8)	3	3	3
Amortization of net loss	34	3	23	-	68	-
Amortization of transition obligation	-	7	-	7	-	7
Benefit enhancement	-	-	1	-	-	-
Net periodic cost	$15	$26	$1	$26	$111	$30

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	December 31,
	2007		2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Discount rate	5.85%	5.85%	6.40%	6.40%	6.90%	6.90%
Expected return on plan assets	8.50	7.60	8.50	7.60	8.00	7.05
Rate of increase in compensation levels	4.60	-	4.60	-	4.60	-

In determining net periodic benefits cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of CenterPoint Energy’s pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2008 and 2009.

	December 31,
	2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,645	$437	$1,710	$426
Service cost	31	1	25	1
Interest cost	101	27	113	28
Participant contributions	-	5	-	6
Benefits paid	(123)	(38)	(111)	(42)
Actuarial gain (loss)	(59)	(10)	129	29
Plan amendment	114	-	-	-
Medicare reimbursement	-	4	-	2
Benefit enhancement	1	-	-	-
Benefit obligation, end of year	1,710	426	1,866	450
Change in Plan Assets
Fair Value of plan assets, beginning of year	1,792	161	1,276	135
Employer contributions	8	27	20	28
Participant contributions	-	5	-	6
Benefits paid	(123)	(38)	(111)	(42)
Actual investment return	(401)	(20)	247	19
Fair value of plan assets, end of year	1,276	135	1,432	146
Funded status, end of year	$(434)	$(291)	$(434)	$(304)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(9)	$(10)	$(9)	$(9)
Other liabilities-benefit obligations	(425)	(281)	(425)	(295)
Net liability, end of year	$(434)	$(291)	$(434)	$(304)
Actuarial Assumptions
Discount rate	6.90%	6.90%	5.70%	5.70%
Expected return on plan assets	8.00	7.05	8.00	7.05
Rate of increase in compensation levels	4.60	-	4.60	-
Healthcare cost trend rate assumed for the next year	-	6.50	-	7.50
Prescription drug cost trend rate assumed for the next year	-	12.00	-	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	-	5.50	-	5.50
Year that the healthcare rate reaches the ultimate trend rate	-	2011	-	2014
Year that the prescription drug rate reaches the ultimate trend rate	-	2014	-	2015

At December 31, 2008, the pension benefit obligation increased by $114 million due to a plan amendment effective January 1, 2009.  The amendment increased certain cash balance accounts in conjunction with a transition to a uniform cash balance program effective 2009.

The accumulated benefit obligation for all defined benefit pension plans was $1,708 million and $1,864 million as of December 31, 2008 and 2009, respectively.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

The discount rate assumption was determined by matching the accrued cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to thirty years.

For measurement purposes, healthcare costs are assumed to increase 7.50% during 2010, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2014. Prescription drug costs are assumed to increase 8.00% during 2010, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2015.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	December 31,
	2008		2009
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Unrecognized actuarial loss	$181	$5	$162	$15
Unrecognized prior service cost	17	11	16	9
Unrecognized transition obligation	-	3	-	3
Net amount recognized in accumulated other comprehensive loss	$198	$19	$178	$27

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2009 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Net loss (gain)	$(34)	$10
Amortization of net loss	15	-
Prior service credit	(2)	(4)
Amortization of prior service credit (cost)	1	2
Total recognized in comprehensive income	$(20)	$8

The total expense recognized in net periodic costs and other comprehensive income was $91 million and $38 million for pension and postretirement benefits, respectively, for the year ended December 31, 2009.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2010 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss	$13	$-
Unrecognized prior service cost	1	2
Amounts in comprehensive income to be recognized in net periodic cost in 2010	$14	$2

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2008		2009
	Pension Qualified	Pension Non-qualified	Pension Qualified	Pension Non-qualified
	(In millions)
Accumulated benefit obligation	$1,622	$86	$1,770	$94
Projected benefit obligation	1,624	86	1,772	94
Fair value of plan assets	1,276	-	1,432	-

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Energy’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on the postretirement benefit obligation	$17	$15
Effect on total of service and interest cost	1	1

In managing the investments associated with the benefit plans, CenterPoint Energy’s objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, CenterPoint Energy has adopted and maintains the following weighted average allocation targets for its benefit plans:

	Pension Benefits	Postretirement Benefits
Domestic equity securities	25-35%	21-31%
Global equity securities	7-13%	-
International equity securities	17-23%	4-14%
Debt securities	30-40%	60-70%
Real estate	0-5%	-
Cash	0-2%	0-2%

The fair values of CenterPoint Energy’s pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$11	$11	$-	$-
Common collective trust funds (1)	733	-	733	-
Corporate Bonds:
Investment grade or above	193	-	192	1
High yield	2	-	2
Equity securities:
International companies	162	160	2	-
U.S. companies	96	96	-	-
Securities received as collateral	114	114	-	-
U.S. government back agencies bonds	55	55	-	-
U.S. treasuries	50	50	-	-
Mortgage backed securities	39	-	39	-
Asset backed securities	27	-	24	3
Municipal bonds	22	2	20	-
Mutual funds (2)	21	21	-	-
International government bonds	12	-	12	-
Real estate	9	-	-	9
Obligation to return securities received as collateral	(114)	(114)	-	-
Total	$1,432	$395	$1,024	$13

(1)	30% of the amount invested in common collective trust funds is in fixed income securities, 31% is in U.S. equities and 39% is in international equities.

(2)	48% of the amount invested in mutual funds is in fixed income securities and 52% is in U.S. equities.

The pension plan utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2008 or 2009.

The following table sets forth a summary of changes in the fair value of the pension plan’s level 3 investments for the year ended December 31, 2009:

	Level 3 Investments
	Year Ended December 31, 2009 (in millions)
	Corporate bonds	Asset backed securities	Real estate	Total
Balance, beginning of year	$1	$3	$14	$18
Unrealized gains/(losses) relating to instruments still held at the reporting date	-	-	(5)	(5)
Balance, end of year	$1	$3	$9	$13

The fair values of CenterPoint Energy’s postretirement plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$146	$146	$-	$-
Total	$146	$146	$-	$-

(1)	65% of the amount invested in mutual funds is in fixed income securities, 26% is in U.S. equities and 9% is in international equities.

CenterPoint Energy contributed $13 million, $7 million and $26 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2009. CenterPoint Energy expects to contribute approximately $9 million and $19 million to its non-qualified pension and postretirement benefits plans, respectively, in 2010.

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2010	$136	$33	$(4)
2011	138	35	(5)
2012	142	36	(5)
2013	145	38	(6)
2014	144	39	(6)
2015-2019	743	216	(38)

Savings Plan

CenterPoint Energy has a tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an employee stock ownership plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. The Company matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times.

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2009, 21,320,436 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented approximately 23% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy’s savings plan benefit expenses were $35 million, $39 million and $31 million in 2007, 2008 and 2009, respectively.

Postemployment Benefits

CenterPoint Energy provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). The Company recorded postemployment benefit income of $2 million, $1 million and $-0- in 2007, 2008 and 2009, respectively.

Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2009 was $32 million and $29 million, respectively, relating to postemployment obligations.

Other Non-Qualified Plans

CenterPoint Energy has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Energy. During 2007, 2008 and 2009, CenterPoint Energy recorded benefit expense relating to these plans of $7 million, $4 million and $6 million, respectively. Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2009 was $83 million and $79 million, respectively, relating to deferred compensation plans.

Effective January 1, 2008, CenterPoint Energy adopted new guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements which required CenterPoint Energy to recognize the effect of implementation through a cumulative effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption.  CenterPoint Energy calculated the impact as negligible at the time of adoption on January 1, 2008.  During 2009, CenterPoint Energy determined that its adoption calculation had omitted the impact that increasing future premium costs would have on the liability and, therefore, it recorded as a cumulative effect adjustment a $15 million correction to increase other non-current liabilities and accumulated deficit as of January 1, 2008.  The effect of the correction is not material to CenterPoint Energy’s previously issued financial statements and did not affect CenterPoint Energy’s results of operations or cash flows.  Included in Benefit Obligations in CenterPoint Energy’s Consolidated Balance Sheets at December 31, 2008 and 2009 was $16 million and $19 million, respectively, relating to split-dollar life insurance arrangements.

Change in Control Agreements and Other Employee Matters

CenterPoint Energy has agreements with certain of its officers that generally provide, to the extent applicable, in the case of a change in control of CenterPoint Energy and termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits. These agreements are for a one-year term with automatic renewal unless action is taken by CenterPoint Energy’s board of directors prior to the renewal.

As of December 31, 2009, approximately 30% of CenterPoint Energy’s employees are subject to collective bargaining agreements. One of the collective bargaining agreements covering approximately 14% of CenterPoint Energy’s employees, the International Brotherhood of Electrical Workers Union Local No. 66, is scheduled to expire in May 2010. CenterPoint Energy has a good relationship with this bargaining unit and expects to negotiate a new agreement in 2010.

(3)       Regulatory Matters

(a) Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $30 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Energy’s or CenterPoint Houston’s reported operating income for 2008 or 2009.

Legislation enacted by the Texas Legislature in April 2009 authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission costs.

Pursuant to such legislation, CenterPoint Houston filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced a settlement agreement with the parties to the proceeding.  Under that settlement agreement, CenterPoint Houston was entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.   In August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

In accordance with the financing order, CenterPoint Houston also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will reduce operating income in 2010 by approximately $24 million.

In accordance with the orders discussed above, as of December 31, 2009, CenterPoint Houston has recorded $651 million associated with distribution-related storm restoration costs as a net regulatory asset and $20 million associated with transmission-related storm restoration costs, of which $18 million is recorded in property, plant and equipment and $2 million of related carrying costs is recorded in regulatory assets.   These amounts reflect carrying costs of $60 million related to distribution and $2 million related to transmission through December 31, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the year ended December 31, 2009, the component representing a return of borrowing costs of $23 million has been recognized and is included in other income in CenterPoint Energy’s Statements of Consolidated Income.  The component representing an allowance for earnings on shareholders’ investment of $39 million is being deferred and will be recognized as it is collected through rates.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Energy’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Energy anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-Up Order, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Energy’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. CenterPoint Energy and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005, a new special purpose subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds,

CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court which heard oral argument in October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, CenterPoint Energy does not expect the disposition of this matter to have a material adverse effect on CenterPoint Energy’s or CenterPoint Houston’s financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the years ended December 31, 2007 and 2008, CenterPoint Houston recognized approximately $42 million and $5 million, respectively, in operating income from the CTC.

As of December 31, 2009, CenterPoint Energy has not recognized an allowed equity return of $193 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During the years ended December 31, 2007, 2008 and 2009, CenterPoint Houston recognized approximately $14 million, $13 million and $13 million, respectively, of the allowed equity return not previously recognized.

(c) Rate Proceedings

Texas. In March 2008, the natural gas distribution businesses of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of

Houston. In 2008, Gas Operations implemented rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by 9 cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  The court concluded that the Railroad Commission did not have statutory authority to impose on the complaining cities the cost of service adjustment mechanism which the Railroad Commission had approved in its order.  Certain parties filed a motion to modify the district court’s judgment and a final decision is not expected until April 2010.  CenterPoint Energy and CERC do not expect the outcome of this matter to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $20.4 million, excluding carrying costs on gas inventory of approximately $2 million. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates of $1.2 million.  The hearing examiner also recommended a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years.

In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs, totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full 2008 performance bonus to the district court in Travis County, Texas, where the case remains pending.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court.  In July 2009, the Minnesota Supreme Court reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision had no negative impact on CenterPoint Energy’s or CERC’s financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $41 million per year, with an overall rate of return of 8.09% (10.24% return on equity).The difference between the rates approved by the MPUC and amounts collected under the interim rates, $10 million as of December 31, 2009, is recorded in other current liabilities and will be refunded to customers. The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In February 2010, CERC filed a request for rehearing of the order by the MPUC.  No other party to the case filed such a request.  CERC and CenterPoint Energy do not expect a final order to be issued in this proceeding until spring 2010.

Mississippi.  In July 2009, Gas Operations filed a request to increase its rates for utility distribution service with the Mississippi Public Service Commission (MPSC). In November 2009, as part of a settlement agreement in which the MPSC approved Gas Operations’ retention of the compensation paid under the terms of an asset management agreement, Gas Operations withdrew its rate request.

(d) Regulatory Accounting

CenterPoint Energy has a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 270-mile interstate natural gas pipeline.  In 2009, SESH discontinued the use of guidance for accounting for regulated operations, which resulted in CenterPoint Energy recording its share of the effects of such write-offs of SESH’s regulatory assets through non-cash pre-tax charges for the year ended December 31, 2009 of $16 million.  These non-cash charges are reflected in equity in earnings of unconsolidated affiliates in the Statements of Consolidated Income.  The related tax benefits of $6 million are reflected in the Income Tax Expense line in the Statements of Consolidated Income.

(4)       Derivative Instruments

CenterPoint Energy is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. CenterPoint Energy utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows.

(a) Non-Trading Activities

Derivative Instruments. CenterPoint Energy enters into certain derivative instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading.  These financial instruments do not qualify or are not designated as cash flow or fair value hedges.

During the year ended December 31, 2007, CenterPoint Energy recorded increased natural gas expense from unrealized net losses of $10 million.  During the year ended December 31, 2008, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $101 million and increased natural gas expense from unrealized net losses of $88 million, a net unrealized gain of $13 million.  During the year ended December 31, 2009, CenterPoint Energy recorded decreased revenues from unrealized net losses of $80 million and decreased natural gas expense from unrealized net gains of $57 million, a net unrealized loss of $23 million.

In prior years, CenterPoint Energy entered into certain derivative instruments that were designated as cash flow hedges. The objective of these derivative instruments was to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting CenterPoint Energy’s wholesale and retail customer obligations.  In 2007, CenterPoint Energy discontinued designating these instruments as cash flow hedges.   As of December 31, 2009, there are no remaining amounts deferred in other comprehensive income related to these instruments that had previously been designated as cash flow hedges.

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

In 2007, 2008 and 2009, CenterPoint Energy entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the respective winter heating seasons.  The swaps were based on ten-year normal weather. During the years ended December 31, 2007, 2008 and 2009, CenterPoint Energy recognized losses of $-0-, $17 million and $7 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Statements of Consolidated Income.

Interest Rate Swaps.  During 2002, CenterPoint Energy settled forward-starting interest rate swaps having an aggregate notional amount of $1.5 billion at a cost of $156 million, which was recorded in other comprehensive loss and was amortized into interest expense over the five-year life of the designated fixed-rate debt.  The settlement amount was fully amortized at December 31, 2007. Amortization of amounts deferred in accumulated other comprehensive loss for 2007 was $20 million.

Hedging of Future Debt Issuances.  In December 2007 and January 2008, CenterPoint Energy entered into treasury rate lock derivative instruments (treasury rate locks) having an aggregate notional amount of $300 million and a weighted-average locked U.S. treasury rate on ten-year debt of 4.05%. These treasury rate locks were executed to hedge the ten-year U.S. treasury rate expected to be used in pricing $300 million of fixed-rate debt CenterPoint Energy planned to issue in 2008, because changes in the U.S treasury rate would cause variability in CenterPoint Energy’s forecasted interest payments. These treasury rate lock derivatives were designated as cash flow hedges. Accordingly, unrealized gains and losses associated with the treasury rate lock derivative instruments were recorded as a component of accumulated other comprehensive income. In May 2008, CenterPoint Energy settled its treasury rate locks for a payment of $7 million. The $7 million loss recognized upon settlement of the treasury rate locks was recorded as a component of accumulated other comprehensive loss and will be recognized as a component of interest expense over the ten-year life of the related $300 million senior notes issued in May 2008. Amortization of amounts deferred in accumulated other comprehensive loss for the years ended December 31, 2008 and 2009 was less than $1 million. During the years ended December 31, 2007 and 2008, CenterPoint Energy recognized a loss of $2 million and $5 million, respectively, for these treasury rate locks in accumulated other comprehensive loss. Ineffectiveness for the treasury rate locks was not material during the years ended December 31, 2007 and 2008.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first table provides a balance sheet overview of CenterPoint Energy’s Non-trading Derivative Assets and Liabilities as of December 31, 2009, while the latter tables provide a breakdown of the related income statement impact for the year ended December 31, 2009.

Fair Value of Derivative Instruments
	December 31, 2009
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Commodity contracts (1)	Current Assets	$46	$(7)
Commodity contracts (1)	Other Assets	16	(1)
Commodity contracts (1)	Current Liabilities	20	(123)
Commodity contracts (1)	Other Liabilities	1	(86)
Indexed debt securities derivative	Current Liabilities	-	(201)
Total		$83	$(418)
_________
(1)
Commodity contracts are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets. This netting can cause derivative assets to be ultimately presented in a (liability) account on the Consolidated Balance Sheets.  Likewise, derivative (liabilities) could be presented in an asset account.

(2)
The fair value shown for commodity contracts is comprised of derivative gross volumes totaling 674 billion cubic feet (Bcf) or a net 152 Bcf long position.   Of the net long position, basis swaps constitute 71 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 51 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $39 million liability as shown on CenterPoint Energy’s Consolidated Balance Sheets, and is comprised of the commodity contracts derivative assets and liabilities separately shown above offset by collateral netting of $95 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery through purchased gas adjustments are recorded as net regulatory assets. For those derivatives that are not included in purchased gas adjustments, unrealized gains and losses and settled amounts are recognized in the Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) on the Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments	Income Statement Location	Year Ended December 31, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$102
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(255)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(68)
Total		$(221)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(181) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions require CenterPoint Energy to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CenterPoint Energy is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2009 is $140 million.  The aggregate fair value of assets that are already posted as collateral at December 31, 2009 is $65 million.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2009, a maximum of $75 million of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CenterPoint Energy as of December 31, 2008 and 2009 (in millions):

	December 31, 2008		December 31, 2009
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$8	$9	$6	$6
Financial institutions	4	4	2	4
Retail end users (2)	5	125	1	44
Total	$17	$138	$9	$54
        __________
(1)
"Investment grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guaranties) and collateral, which encompass cash and standby letters of credit. For unrated counterparties, CenterPoint Energy performs financial statement analysis, considering contractual rights and restrictions and collateral, to create a synthetic credit rating.

(2)	Retail end users represent commercial and industrial customers who have contracted to fix the price of a portion of their physical gas requirements for future periods.

(5)       Fair Value Measurements

Effective January 1, 2008, CenterPoint Energy adopted new accounting guidance on fair value measurements which requires additional disclosures about CenterPoint Energy’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CenterPoint Energy adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on CenterPoint Energy’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $187 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2009
	(in millions)
Assets
Corporate equities	$301	$-	$-	$-	$301
Investments, including money market funds	41	-	-	-	41
Derivative assets	1	77	5	(29)	54
Total assets	$343	$77	$5	$(29)	$396
Liabilities
Indexed debt securities derivative	$-	$201	$-	$-	$201
Derivative liabilities	12	194	11	(124)	93
Total liabilities	$12	$395	$11	$(124)	$294
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $95 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2008	2009
	(in millions)
Beginning balance	$(3)	$(58)
Total unrealized gains or (losses):
Included in earnings	(11)	(1)
Included in regulatory assets	(10)	(16)
Purchases, sales, other settlements, net	(35)	69 (1)
Net transfers into Level 3	1	-
Ending balance	$(58)	$(6)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$7	$1
__________
(1)
Purchases, sales, other settlements, net include a $41 million loss and a $66 million gain in 2008 and 2009, respectively, associated with price stabilization activities of CenterPoint Energy’s Natural Gas Distribution business segment.

(6)       Indexed Debt Securities (ZENS) and Time Warner Securities

(a) Investment in Time Warner Securities

In 1995, CenterPoint Energy sold a cable television subsidiary to TW and received TW convertible preferred stock (TW Preferred) as partial consideration. In July 1999, CenterPoint Energy converted its 11 million shares of TW Preferred into 45.8 million shares of TW common stock (TW Common). In March 2009, TW spun off its ownership of Time Warner Cable Inc. (TWC) by distributing 0.08367 shares of TWC common stock (TWC Common) for every share of TW Common held.  Subsequently, in March 2009 TW declared a 1-for-3 reverse stock split.  In December 2009, TW spun off its ownership in AOL Inc. (AOL) by distributing one share of AOL common stock (AOL Common) for every 11 shares of TW Common held.  A subsidiary of CenterPoint Energy now holds 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common (together with the TW Common and TWC Common, the TW Securities) which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS). Unrealized gains and losses resulting from changes in the market value of the TW Securities are recorded in CenterPoint Energy’s Statements of Consolidated Income.

(b) ZENS

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $840 million remain outstanding at December 31, 2009. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2009, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.045455 share of AOL Common, which reflects adjustments resulting from the March 2009 distribution by TW of shares of TWC Common, TW’s March 2009 reverse stock split and the December 2009 distribution by TW of shares of AOL Common.  CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. This is defined in the ZENS instrument as "contingent principal." At December 31, 2009, ZENS having an original principal amount of $840 million and a contingent principal amount of $814 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of reference shares deemed to be attributable to the ZENS. At December 31, 2009, the market value of such shares was approximately $300 million, which would provide an exchange amount of $340 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component (the holder’s option to receive the appreciated value of the reference shares at maturity). The bifurcated debt component accretes through interest charges at 17.4% annually up to the contingent principal amount of the ZENS in 2029. Such accretion will be reduced by annual cash interest payments, as described above. The derivative component is recorded at fair value and changes in the fair value of the derivative component are recorded in CenterPoint Energy’s Statements of Consolidated Income. During 2007, 2008 and 2009, CenterPoint Energy recorded a gain (loss) of $(114) million, $(139) million and $82 million, respectively, on CenterPoint Energy’s investment in TW Securities. During 2007, 2008 and 2009, CenterPoint Energy recorded a gain (loss) of $111 million, $128 million and $(68) million, respectively, associated with the fair value of the derivative component of the ZENS obligation. Changes in the fair value of the TW Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

The following table sets forth summarized financial information regarding CenterPoint Energy’s investment in TW Securities and each component of CenterPoint Energy’s ZENS obligation (in millions).

	TW Securities	Debt Component of ZENS	Derivative Component of ZENS
Balance at December 31, 2006	$471	$111	$372
Accretion of debt component of ZENS	-	20	-
2% interest paid	-	(17)	-
Gain on indexed debt securities	-	-	(111)
Loss on TW Common	(114)	-	-
Balance at December 31, 2007	357	114	261
Accretion of debt component of ZENS	-	20	-
2% interest paid	-	(17)	-
Gain on indexed debt securities	-	-	(128)
Loss on TW Common	(139)	-	-
Balance at December 31, 2008	218	117	133
Accretion of debt component of ZENS	-	21	-
2% interest paid	-	(17)	-
Loss on indexed debt securities	-	-	68
Gain on TW Securities	82	-	-
Balance at December 31, 2009	$300	$121	$201

(7)       Equity

(a) Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock.

During the year ended December 31, 2009, CenterPoint Energy received net proceeds of approximately $280 million from the issuance of 24.2 million common shares in an underwritten public offering, net proceeds of $148 million from the issuance of 14.3 million common shares through a continuous offering program, proceeds of approximately $57 million from the sale of approximately 4.9 million common shares to CenterPoint Energy’s defined contribution plan and proceeds of approximately $15 million from the sale of approximately 1.3 million common shares to participants in CenterPoint Energy’s enhanced dividend reinvestment plan.

(b) Shareholder Rights Plan

CenterPoint Energy has a Shareholder Rights Plan that states that each share of its common stock includes one associated preference stock purchase right (Right) which entitles the registered holder to purchase from CenterPoint Energy a unit consisting of one-thousandth of a share of Series A Preference Stock. The Rights, which expire on December 11, 2011, are exercisable upon some events involving the acquisition of 20% or more of CenterPoint Energy’s outstanding common stock. Upon the occurrence of such an event, each Right entitles the holder to receive common stock with a current market price equal to two times the exercise price of the Right. At any time prior to becoming exercisable, CenterPoint Energy may repurchase the Rights at a price of $0.005 per Right. There are 700,000 shares of Series A Preference Stock reserved for issuance upon exercise of the Rights.

(8)       Short-term Borrowings and Long-term Debt

	December 31, 2008		December 31, 2009
	Long-Term	Current(1)	Long-Term	Current(1)
	(In millions)
Short-term borrowings:
CERC Corp. receivables facility	$-	$78	$-	$-
Inventory financing	-	75	-	55
Total short-term borrowings	-	153	-	55
Long-term debt:
CenterPoint Energy:
ZENS(2)	-	117	-	121
Senior notes 5.95% to 7.25% due 2010 to 2018	950	-	750	200
Pollution control bonds 4.00% due 2015(3)	151	-	151	-
Pollution control bonds 4.70% to 8.00% due 2011 to 2030(4)(5)	871	-	581	290
Bank loans due 2012(6)	264	-	-	-
Other	12	1	-	7
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	-	102	-
General mortgage bonds 5.60% to 7.00% due 2013 to 2033	1,262	-	1,762	-
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(7)	229	-	229	-
System restoration bonds 1.833% to 4.243% due 2010 to 2022	-	-	645	20
Transition Bonds 4.192% to 5.63% due 2010 to 2020	2,381	208	2,160	221
Bank loans due 2012(6)	251	-	-	-
CERC Corp.:
Convertible subordinated debentures 6.00% due 2012 (8)	44	7	-	44
Senior notes 5.95% to 7.875% due 2011 to 2037	2,747	-	2,747	-
Bank loans due 2012(6)	926	-	-	-
Other	1	-	1	-
Unamortized discount and premium(9)	(10)	-	(9)	-
Total long-term debt	10,181	333	9,119	903
Total debt	$10,181	$486	$9,119	$958
__________
(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 6(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(4)	$527 million of these series of debt is secured by general mortgage bonds of CenterPoint Houston.

(5)	In January 2010, CenterPoint Energy purchased $290 million principal amount of pollution control bonds issued on its behalf at 101% of their principal amount.

(6)	Classified as long-term debt because the termination dates of the facilities under which the funds were borrowed are more than one year from the date noted.

(7)	These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(8)	In January 2010, pursuant to a notice of redemption dated December 11, 2009, CERC redeemed all of its outstanding 6% convertible subordinated debentures due in 2012.

(9)
Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in long-term debt is additional unamortized premium related to fair value adjustments of long-term debt of $3 million and $2 million at December 31, 2008 and 2009, respectively, which is being amortized over the respective remaining term of the related long-term debt.

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility now ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2008 and 2009, the facility size was $128 million and $150 million, respectively. As of December 31, 2008 and 2009, advances under the receivables facilities were $78 million and $-0-, respectively.

Inventory Financing. In December 2008, Gas Operations entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million.  This transaction was accounted for as a financing and was paid in full during 2009.

In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, Louisiana and Oklahoma. Pursuant to the provisions of the agreements, Gas Operations sold $104 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2009-2010 winter heating season at the same cost, plus a financing charge. This transaction was accounted for as a financing and, as of December 31, 2009, a principal obligation of $55 million remained.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Louisiana, Mississippi and Texas. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage was transferred to the third party, the natural gas continues to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the current winter heating season. As of December 31, 2009, CenterPoint Energy’s Consolidated Balance Sheets reflect $10 million in Inventory related to these agreements.

Revolving Credit Facility. On October 6, 2009, CenterPoint Houston terminated its $600 million 364-day credit facility which was secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston.

(b) Long-term Debt

General Mortgage Bonds. In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under CenterPoint Houston’s revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

System Restoration Bonds. In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds. In August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

Revolving Credit Facilities. As of December 31, 2008 and 2009, the following loan balances were outstanding under CenterPoint Energy’s long-term revolving credit facilities (in millions):

	December 31, 2008	December 31, 2009
CenterPoint Energy credit facility borrowings	$264	$-
CenterPoint Houston credit facility borrowings	251	-
CERC Corp. credit facility borrowings	926	-
Total credit facility borrowings	$1,441	$-

In addition, as of December 31, 2008 and 2009, CenterPoint Energy had approximately $27 million and $25 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility as of both December 31, 2008 and 2009. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility or by CERC Corp.’s credit facility as of December 31, 2008 and 2009.  CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of December 31, 2009.

CenterPoint Energy’s $1.2 billion credit facility has a first drawn cost of the London Interbank Offered Rate (LIBOR) plus 55 basis points based on CenterPoint Energy’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant (as those terms are defined in the facility). Such covenant was modified twice in 2008 to provide additional debt capacity.  The second modification was to provide debt capacity pending the financing of system restoration costs following Hurricane Ike.  That modification was terminated with CenterPoint Houston’s issuance of bonds to securitize such costs in November 2009.  In February 2010, CenterPoint Energy amended its credit facility to modify the financial ratio covenant to allow for a temporary increase of the permitted ratio of debt (excluding transition and system restoration bonds) to EBITDA from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a calendar year, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial ratio covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Houston’s $289 million credit facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant. The facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings.

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

Maturities.  CenterPoint Energy’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $782 million in 2010, $852 million in 2011, $353 million in 2012, $1.5 billion in 2013 and $1.2 billion in 2014.  Maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $241 million in 2010, $283 million in 2011, $307 million in 2012, $330 million in 2013 and $235 million in 2014.  Maturities in 2010 include $290 million of pollution control bonds issued on behalf of CenterPoint Energy which were purchased by CenterPoint Energy in January 2010 and $45 million of debentures redeemed in January 2010.

Liens.  As of December 31, 2009, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2007, 2008 and 2009 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2010 is approximately $172 million, and the sinking fund requirement to be satisfied in 2010 is approximately $3 million. CenterPoint Energy expects CenterPoint Houston to meet these 2010 obligations by certification of property additions. As of December 31, 2009, CenterPoint Houston’s assets were also subject to liens securing approximately $2.5 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)      Income Taxes

The components of CenterPoint Energy’s income tax expense were as follows:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Current income tax expense (benefit):
Federal	$161	$(221)	$(103)
State	32	11	10
Total current expense (benefit)	193	(210)	(93)
Deferred income tax expense (benefit):
Federal	47	437	251
State	(47)	50	18
Total deferred expense	-	487	269
Total income tax expense	$193	$277	$176

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Income before income taxes	$588	$723	$548
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	206	253	192
Increase (decrease) in tax expense resulting from:
State income tax expense (benefit), net of federal income tax	(10)	40	18
Amortization of investment tax credit	(8)	(7)	(7)
Tax basis balance sheet adjustments	25	-	-
Increase (decrease) in settled and uncertain income tax positions	(20)	8	(5)
Other, net	-	(17)	(22)
Total	(13)	24	(16)
Total income tax expense	$193	$277	$176
Effective tax rate	32.8%	38.4%	32.1%

As a result of its settlement with the IRS for tax years 2004 and 2005, CenterPoint Energy recorded an income tax benefit of approximately $11 million in 2009 related to a reduction in the liability for uncertain tax positions of approximately $41 million. The state income tax expense of $18 million for 2009 includes a benefit of approximately $12 million, net of federal income tax effect, related to adjustments in prior years’ state estimates.  Changes in the Texas State Franchise Tax Law (Texas margin tax) resulted in classifying Texas margin tax of approximately $8 million and $10 million, net of federal income tax effect, as income tax expense in 2008 and 2009, respectively, for CenterPoint Houston.  The state income tax benefit of $10 million for 2007 includes a benefit of approximately $30 million, net of federal income tax effect, as a result of the Texas margin tax and a Texas state tax examination for the tax years 2002 and 2004.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2008	2009
	(In millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$15	$10
Deferred gas costs	13	7
Other	1	-
Total current deferred tax assets	29	17
Non-current:
Loss and credit carryforwards	36	42
Employee benefits	360	366
Other	57	51
Total non-current deferred tax assets before valuation allowance	453	459
Valuation allowance	(5)	(5)
Total non-current deferred tax assets, net of valuation allowance	448	454
Total deferred tax assets, net of valuation allowance	477	471

Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	$373	$366
Unrealized gain on TW securities	28	57
Total current deferred tax liabilities	401	423
Non-current:
Depreciation	1,679	1,887
Regulatory assets, net	1,319	1,298
Other	58	45
Total non-current deferred tax liabilities	3,056	3,230
Total deferred tax liabilities	3,457	3,653
Accumulated deferred income taxes, net	$2,980	$3,182

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2009, CenterPoint Energy has approximately $213 million of state net operating loss carryforwards which expire in various years between 2010 and 2029. A valuation allowance has been established for approximately $49 million of the state net operating loss carryforwards that may not be realized. CenterPoint Energy has approximately $244 million of state capital loss carryforwards which expire in 2017 for which a valuation allowance has been established.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Energy’s unrecognized tax benefits:

	December 31,
	2007	2008	2009
	(In millions)
Balance, beginning of year	$72	$82	$117
Tax Positions related to prior years:
Additions	28	20	56
Reductions	(20)	(2)	(25)
Tax Positions related to current year:
Additions	4	17	56
Settlements	(2)	—	(17)
Balance, end of year	$82	$117	$187

The net increase in the total amount of unrecognized tax benefits during 2009 is primarily related to the tax normalization issue described in Note 3(b) to our consolidated financial statements, a change in tax accounting method for repairs and maintenance of our network assets and a casualty loss deduction associated with Hurricane

Ike.  These three uncertain income tax positions are temporary differences and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.  It is reasonably possible that the total amount of unrecognized tax benefits could increase between $22 million and $65 million over the next 12 months primarily as a result of the tax normalization issue, a temporary difference.

CenterPoint Energy has approximately $10 million, $14 million and $10 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2007, 2008 and 2009, respectively. CenterPoint Energy recognizes interest and penalties as a component of income tax expense. CenterPoint Energy recognized approximately $3 million and $6 million of income tax expense and $7 million of income tax benefit related to interest on uncertain income tax positions during 2007, 2008 and 2009, respectively. CenterPoint Energy accrued $10 million and $3 million of interest on uncertain income tax positions at December 31, 2008 and 2009, respectively.

Tax Audits and Settlements.  CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through the 2005 tax year. CenterPoint Energy is currently under examination by the IRS for tax years 2006 through 2007 and is at various stages of the examination process. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2009.

(10)    Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2008 and 2009 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2009, minimum payment obligations for natural gas supply commitments are approximately $439 million in 2010, $490 million in 2011, $427 million in 2012, $390 million in 2013, $269 million in 2014 and $543 million after 2014.

(b) Asset Management Agreements

Gas Operations has entered into asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization. Under the provisions of these asset management agreements, Gas Operations has an obligation to purchase its winter storage requirements from the asset manager. The agreements have varying terms, the longest of which expires in 2016.

(c) Lease Commitments

The following table sets forth information concerning CenterPoint Energy’s obligations under non-cancelable long-term operating leases at December 31, 2009, which primarily consist of rental agreements for building space, data processing equipment and vehicles (in millions):

2010	$12
2011	13
2012	9
2013	6
2014	4
2015 and beyond	7
Total	$51

Total lease expense for all operating leases was $48 million, $46 million and $37 million during 2007, 2008 and 2009, respectively.

(d) Other Commitments

In December 2008, CenterPoint Energy entered into an agreement to purchase software licenses, support and maintenance over the next five years.  As of December 31, 2009, payment obligations under this agreement are $7 million in 2010, $6 million in 2011, $6 million in 2012 and $6 million in 2013.

Long-Term Gas Gathering and Treating Agreements. In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.  The construction necessary to reach the contractual capacity of 700 MMcf per day includes more than 200 miles of gathering lines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction are being provided from anticipated cash flows from operations, lines of credit or proceeds from the sale of debt or equity securities.  As of December 31, 2009, approximately $176 million has been spent on this project, including the purchase of existing facilities.

(e) Legal, Environmental and Other Regulatory Matters

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

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries, along with 76 other natural gas pipelines, their subsidiaries and affiliates, were defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit sought undisclosed damages, along with statutory penalties, interest, costs and fees. This case was consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff sought review of that dismissal from the Tenth Circuit Court of Appeals, which affirmed the district court’s dismissal in March 2009. Following dismissal of the plaintiff’s motion to the Tenth Circuit for rehearing, the plaintiff sought review by the United States Supreme Court, but his petition for certiorari was denied in October 2009.

In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case. The plaintiffs are seeking reconsideration of that denial.

CERC believes that there has been no systematic mismeasurement of gas and that these lawsuits are without merit. CERC and CenterPoint Energy do not expect the ultimate outcome of the lawsuits to have a material impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

Gas Cost Recovery Litigation. In October 2004, a lawsuit was filed by certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against CenterPoint Energy, CERC Corp., certain other subsidiaries of CenterPoint Energy and CERC Corp. and various non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC) and in February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction.

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

In June 2007, CenterPoint Energy, CERC Corp., and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case.  In January 2009, the district court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over the Texas claims asserted against CenterPoint Energy, and the other defendants in the Miller County case.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At December 31, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers.  As of December 31, 2009, the balance in the environmental expense tracker account was $8.7 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $4.6 million at December 31, 2009, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing would be required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding.  Although it is likely that the plaintiff will pursue an appeal from that dismissal, further action will not be taken until the district court disposes of claims against other defendants in the case. CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response,

Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP. CERC and CenterPoint Energy do not expect the ultimate outcome to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

In December 2009, $3.3 million was distributed to a subsidiary of CenterPoint Energy in connection with the settlement of 2002 AOL Time Warner, Inc. securities and ERISA class action litigation.  Pursuant to the terms of the indenture governing CenterPoint Energy’s ZENS, in February 2010, CenterPoint Energy distributed to current ZENS holders $2.8 million, which amount represented the portion of the payment received that was attributable to the reference shares corresponding to the outstanding ZENS.  This distribution reduced the contingent principal amount of the ZENS from $814 million to $811 million.  The litigation settlement was recorded as other income and the distribution payable to ZENS holders was recorded as other expense in 2009.

(f) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $96 million as of December 31, 2009. As of December 31, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(11)    Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and the ZENS indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$10,396	$9,875	$9,900	$10,413

(12)    Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	For the Year Ended December 31,
	2007	2008	2009
	(In millions, except per share and share amounts)
Basic earnings per share calculation:
Net income	$395	$446	$372

Weighted average shares outstanding	320,480,000	336,387,000	365,229,000

Basic earnings per share	$1.23	$1.32	$1.02

Diluted earnings per share calculation:
Net income	$395	$446	$372

Weighted average shares outstanding	320,480,000	336,387,000	365,229,000
Plus: Incremental shares from assumed conversions:
Stock options(1)	1,059,000	760,000	451,000
Restricted stock	1,928,000	1,772,000	2,001,000
2.875% convertible senior notes	291,000	-	-
3.75% convertible senior notes	18,749,000	4,636,000	-
Weighted average shares assuming dilution	342,507,000	343,555,000	367,681,000

Diluted earnings per share	$1.15	$1.30	$1.01
_________
(1)
Options to purchase 3,225,969, 2,617,772 and 2,372,132 shares were outstanding for the years ended December 31, 2007, 2008 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective years.

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

(13)    Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
Revenues	$3,363	$2,670	$2,515	$2,774
Operating income	336	297	337	303
Net income	122	101	136	87

Basic earnings per share(1)	$0.37	$0.30	$0.40	$0.25

Diluted earnings per share(1)	$0.36	$0.30	$0.39	$0.25

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
Revenues	$2,766	$1,640	$1,576	$2,299
Operating income	285	253	287	299
Net income	67	86	114	105

Basic earnings per share(1)	$0.19	$0.24	$0.31	$0.27

Diluted earnings per share(1)	$0.19	$0.24	$0.31	$0.27
_________
(1)
Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. CenterPoint Energy included the conversion spread related to its contingently convertible senior notes in the calculation of diluted earnings per share when the average market price of CenterPoint Energy’s common stock in the respective reporting period exceeds the conversion price. All of CenterPoint Energy’s 3.75% convertible senior notes were submitted for conversion on or prior to the May 30, 2008 redemption date.

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering, treating and processing operations. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets		Expenditures for Long-Lived Assets
As of and for the year ended December 31, 2007:
Electric Transmission & Distribution	$1,837	(1)	$-	$398	$561	$8,358		$401
Natural Gas Distribution	3,749		10	155	218	4,332		191
Competitive Natural Gas Sales and Services	3,534		45	5	75	1,221		7
Interstate Pipelines(2)	357		143	44	237	3,007		308
Field Services(3)	136		39	11	99	669		74
Other	10		-	18	(5)	1,956	(4)	30
Reconciling Eliminations	-		(237)	-	-	(1,671)		-
Consolidated	$9,623		$-	$631	$1,185	$17,872		$1,011
As of and for the year ended December 31, 2008:
Electric Transmission & Distribution	$1,916	(1)	$-	$460	$545	$8,880		$481	(5)
Natural Gas Distribution	4,217		9	157	215	4,961		214
Competitive Natural Gas Sales and Services	4,488		40	3	62	1,315		8
Interstate Pipelines(2)	477		173	46	293	3,578		189
Field Services(3)	213		39	12	147	826		122
Other	11		-	30	11	2,185	(4)	39
Reconciling Eliminations	-		(261)	-	-	(2,069)		-
Consolidated	$11,322		$-	$708	$1,273	$19,676		$1,053
As of and for the year ended December 31, 2009:
Electric Transmission & Distribution	$2,013	(1)	$-	$480	$545	$9,755		$428	(5)
Natural Gas Distribution	3,374		10	161	204	4,535		165
Competitive Natural Gas Sales and Services	2,215		15	4	21	1,176		2
Interstate Pipelines(2)	456		142	48	256	3,484		176
Field Services(3)	212		29	15	94	1,045		348
Other	11		-	35	4	2,261	(4)	29
Reconciling Eliminations	-		(196)	-	-	(2,483)		-
Consolidated	$8,281		$-	$743	$1,124	$19,773		$1,148
__________
(1)
Sales to subsidiaries of NRG Retail LLC, the successor to RRI’s Texas retail business, in 2007, 2008 and 2009 represented approximately $661 million, $635 million and $634 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Interstate Pipelines recorded equity income of $6 million, $36 million, and $7 million (including $6 million and $33 million related to pre-operating allowance for funds used during construction during 2007 and 2008, respectively) in the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $58 million, $307 million and $422 million as of December 31, 2007, 2008 and 2009 and is included in Investment in unconsolidated affiliates.

(3)
Field Services recorded equity income of $10 million, $15 million and $8 million for the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $30 million, $38 million and $40 million as of December 31, 2007, 2008 and 2009, respectively, and is included in Investment in unconsolidated affiliates.

(4)
Included in total assets of Other Operations as of December 31, 2007 are pension assets of $231 million. Also included in total assets of Other Operations as of December 31, 2007, 2008 and 2009, are pension and other postemployment related regulatory assets of $319 million, $800 million and $731 million, respectively.

(5)
Included in expenditures for long-lived assets of Electric Transmission & Distribution is $145 million and $26 million for 2008 and 2009, respectively, related to Hurricane Ike. Approximately $153 million of distribution related storm restoration costs was reclassified to regulatory assets and was included in the $665 million securitized storm restoration costs as further discussed in Note 3(a).  The remaining $18 million of transmission related storm restoration costs is included in plant in service as of December 31, 2009, and is eligible for recovery through the existing mechanisms established to recover transmission costs as further discussed in Note 3(a).

	Year Ended December 31,
Revenues by Products and Services:	2007	2008	2009
	(In millions)

Electric delivery sales	$1,837	$1,916	$2,013
Retail gas sales	4,941	6,216	4,540
Wholesale gas sales	2,196	2,295	902
Gas transport	532	756	691
Energy products and services	117	139	135
Total	$9,623	$11,322	$8,281

(15)    Subsequent Events

On January 21, 2010, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.195 per share of common stock payable on March 10, 2010, to shareholders of record as of the close of business on February 16, 2010.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, "Financial Statements and Supplementary Data."

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth above in Item 8, "Financial Statements and Supplementary Data."

Item 9B.          Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The information called for by Item 10, to the extent not set forth in "Executive Officers" in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2010 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.           Executive Compensation

The information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2010 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2010 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2010 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.          Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2010 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2009.

Report of Independent Registered Public Accounting Firm	116
I - Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)	117
II - Valuation and Qualifying Accounts	123

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 125, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 26, 2010; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in the index at Item 15 (a)(2).  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2010

CENTERPOINT ENERGY, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2008	2009
	(In millions)
Expenses:
Operation and Maintenance Expenses	$(17)	$(12)	$(17)
Taxes Other than Income	(4)	1	-
Total	(21)	(11)	(17)
Other Income (Expense):
Interest Income from Subsidiaries	22	12	8
Other Income (Expense)	1	(5)	(2)
Gain (Loss) on Indexed Debt Securities	111	128	(68)
Interest Expense to Subsidiaries	(67)	(38)	(25)
Interest Expense	(225)	(162)	(149)
Distribution to ZENS Holders	(27)	-	(3)
Total	(185)	(65)	(239)
Loss Before Income Taxes	(206)	(76)	(256)
Income Tax Benefit	86	32	113
Loss Before Equity in Subsidiaries	(120)	(44)	(143)
Equity Income of Subsidiaries	515	490	515
Net Income	$395	$446	$372

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2008	2009
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Notes receivable - subsidiaries	82	493
Accounts receivable - subsidiaries	53	72
Other assets	-	16
Total current assets	135	581
Other Assets:
Investment in subsidiaries	5,161	5,562
Notes receivable - subsidiaries	151	151
Other assets	826	751
Total other assets	6,138	6,464
Total Assets	$6,273	$7,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable - subsidiaries	$21	$306
Current portion of long-term debt	117	611
Indexed debt securities derivative	133	201
Accounts payable:
Subsidiaries	40	17
Other	3	40
Taxes accrued	338	416
Interest accrued	26	29
Other	18	1
Total current liabilities	696	1,621
Other Liabilities:
Accumulated deferred tax liabilities	138	122
Benefit obligations	426	426
Notes payable - subsidiaries	750	750
Other	7	7
Total non-current liabilities	1,321	1,305
Long-Term Debt	2,234	1,480
Shareholders’ Equity:
Common stock	3	4
Additional paid-in capital	3,158	3,671
Accumulated deficit	(1,008)	(912)
Accumulated other comprehensive loss	(131)	(124)
Total shareholders’ equity	2,022	2,639
Total Liabilities and Shareholders’ Equity	$6,273	$7,045

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2008	2009
	(In millions)
Operating Activities:
Net income	$395	$446	$372
Non-cash items included in net income:
Equity income of subsidiaries	(515)	(490)	(515)
Deferred income tax expense	52	90	(19)
Amortization of debt issuance costs	50	7	5
Loss (gain) on indexed debt securities	(111)	(128)	68
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	20	(65)	86
Accounts payable	11	-	14
Other current assets	-	2	(16)
Other current liabilities	(50)	(111)	59
Common stock dividends received from subsidiaries	240	746	109
Other	2	(7)	(1)
Net cash provided by operating activities	94	490	162
Investing Activities:
Short-term notes receivable from subsidiaries	175	134	(411)
Net cash provided by (used in) investing activities	175	134	(411)
Financing Activities:
Revolving credit facility, net	131	133	(264)
Proceeds from long-term debt	250	300	-
Payments on long-term debt	(295)	(907)	-
Debt issuance costs	(2)	(4)	-
Common stock dividends paid	(218)	(246)	(276)
Proceeds from issuance of common stock, net	22	80	504
Short-term notes payable to subsidiaries	(157)	20	285
Net cash provided by (used in) financing activities	(269)	(624)	249
Net Decrease in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Year	-	-	-
Cash and Cash Equivalents at End of Year	$-	$-	$-

See CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.
SCHEDULE I - NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

(1) Background. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy) appearing in the Annual Report on Form 10-K. Bank facilities at CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., indirect wholly owned subsidiaries of CenterPoint Energy, limit debt, excluding transition and system restoration bonds, as a percentage of their total capitalization to 65%. These covenants could restrict the ability of these subsidiaries to distribute dividends to CenterPoint Energy.

(2) New Accounting Pronouncements. Effective January 1, 2009, CenterPoint Energy adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which changed the accounting treatment for convertible securities that the issuer may settle fully or partially in cash and which required retrospective application to all periods presented. Under this new guidance, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below-market coupon interest rate. The debt is then subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. CenterPoint Energy currently has no convertible debt that is within the scope of this new guidance, but did during prior periods presented.  The required retrospective implementation of this new guidance had a non-cash effect on net income for prior periods and the Consolidated Balance Sheets when CenterPoint Energy had contingently convertible debt outstanding. The effect on net income for the years ended December 31, 2007 and 2008 was a decrease in net income of $4 million, or $0.02 per basic and diluted share, and $1 million, or $0.01 per basic share and no change per diluted share, respectively. The implementation effect on the Consolidated Balance Sheet as of December 31, 2008 increased Additional Paid-In-Capital and Accumulated Deficit by $23 million.

Effective January 1, 2008, CenterPoint Energy adopted new guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements which required CenterPoint Energy to recognize the effect of implementation through a cumulative effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption.  CenterPoint Energy calculated the impact as negligible at the time of adoption on January 1, 2008.  During 2009, CenterPoint Energy determined that its adoption calculation had omitted the impact that increasing future premium costs would have on the liability and, therefore, it recorded as a cumulative effect adjustment a $15 million correction to decrease investment in subsidiaries and increase accumulated deficit as of January 1, 2008.  The effect of the correction is not material to CenterPoint Energy’s previously issued financial statements and did not affect CenterPoint Energy’s results of operations or cash flows.

(3) Derivatives. In December 2007 and January 2008, CenterPoint Energy entered into treasury rate lock derivative instruments (treasury rate locks) having an aggregate notional amount of $300 million and a weighted-average locked U.S. treasury rate on ten-year debt of 4.05%. These treasury rate locks were executed to hedge the ten-year U.S. treasury rate expected to be used in pricing $300 million of fixed-rate debt CenterPoint Energy planned to issue in 2008, because changes in the U.S treasury rate would cause variability in CenterPoint Energy’s forecasted interest payments. These treasury rate lock derivatives were designated as cash flow hedges. Accordingly, unrealized gains and losses associated with the treasury rate lock derivative instruments were recorded as a component of accumulated other comprehensive income. In May 2008, CenterPoint Energy settled its treasury rate locks for a payment of $7 million. The $7 million loss recognized upon settlement of the treasury rate locks was recorded as a component of accumulated other comprehensive loss and will be recognized as a component of interest expense over the ten-year life of the related $300 million senior notes issued in May 2008. Amortization of amounts deferred in accumulated other comprehensive loss for the years ended December 31, 2008 and 2009 was less than $1 million. During the years ended December 31, 2007 and 2008, CenterPoint Energy recognized a loss of $2 million and $5 million, respectively, for these treasury rate locks in accumulated other comprehensive loss. Ineffectiveness for the treasury rate locks was not material during the years ended December 31, 2007 and 2008.

(4) Capital Stock. During the year ended December 31, 2009, CenterPoint Energy received net proceeds of approximately $280 million from the issuance of 24.2 million common shares in an underwritten public offering, net proceeds of $148 million from the issuance of 14.3 million common shares through a continuous offering program, proceeds of approximately $57 million from the sale of approximately 4.9 million common shares to CenterPoint Energy’s defined contribution plan and proceeds of approximately $15 million from the sale of approximately 1.3 million common shares to participants in CenterPoint Energy’s enhanced dividend reinvestment plan.

(5) Long-term Debt. As of December 31, 2009, CenterPoint Energy had no borrowings and approximately $27 million of outstanding letters of credit under its $1.2 billion credit facility. CenterPoint Energy had no commercial paper outstanding at December 31, 2009. CenterPoint Energy was in compliance with all covenants as of December 31, 2009.

CenterPoint Energy’s $1.2 billion credit facility has a first drawn cost of the London Interbank Offered Rate (LIBOR) plus 55 basis points based on CenterPoint Energy’s current credit ratings. An additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating. The facility contains a debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant (as those terms are defined in the facility). Such covenant was modified twice in 2008 to provide additional debt capacity.  The second modification was to provide debt capacity pending the financing of system restoration costs following Hurricane Ike.  That modification was terminated with CenterPoint Houston’s issuance of bonds to securitize such costs in November 2009.  In February 2010, CenterPoint Energy amended its credit facility to modify the financial ratio covenant to allow for a temporary increase of the permitted ratio of debt (excluding transition and system restoration bonds) to EBITDA  from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a calendar year, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial ratio covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Energy’s maturities of long-term debt, excluding the ZENS obligation, are $490 million in 2010 and $19 million in 2011.  There are no maturities of long-term debt in 2012, 2013 and 2014. Maturities in 2010 include $290 million of pollution control bonds issued on behalf of CenterPoint Energy which were purchased by CenterPoint Energy in January 2010.

(6) Guaranties. CenterPoint Energy Services, Inc. (CES) provides comprehensive natural gas sales and services to industrial and commercial customers. In order to hedge their exposure to natural gas prices, CES has entered standard purchase and sale agreements with various counterparties. CenterPoint Energy has guaranteed the payment obligations of CES under certain of these agreements, typically for one-year terms. As of December 31, 2009, CenterPoint Energy had guaranteed $13 million under these agreements.

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), an indirect wholly-owned subsidiary of CenterPoint Energy, entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes. CenterPoint Energy has guaranteed to fund CEFS’ obligations, including the initial expansion of the facilities, under these long-term agreements. CenterPoint Energy’s initial guarantee is for $200 million to both Shell and EnCana ($400 million total), however the amount of the guarantee could increase if the facilities are expanded or additional services are added.  The amount of the guarantee reduces to $50 million upon completion of the gathering system.

(7) Non-cash transactions. During 2008, CenterPoint Energy reduced its payables to subsidiaries, with no net asset restrictions, by $430 million with a corresponding reduction in investment in subsidiaries.

CENTERPOINT ENERGY, INC.

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2009

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Additions			Deductions From Reserves (2)	Balance at End of Period
		Charged to Income	Charged to Other Accounts
	(In millions)
Year Ended December 31, 2009:
Accumulated provisions:
Uncollectible accounts receivable	$35	$36	$-		$47	$24
Deferred tax asset valuation allowance	5	-	-		-	5
Year Ended December 31, 2008:
Accumulated provisions:
Uncollectible accounts receivable	$38	$54	$3		$60	$35
Deferred tax asset valuation allowance	18	(1)	(12	) (1)	-	5
Year Ended December 31, 2007:
Accumulated provisions:
Uncollectible accounts receivable	$33	$45	$-		$40	$38
Deferred tax asset valuation allowance	22	(4)	-		-	18
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 26th day of February, 2010.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ David M. McClanahan
David M. McClanahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

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
For Fiscal Year Ended December 31, 2009

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2	-	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. ("Texas Genco"), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1
3(a)	-	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3(b)	-	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated January 20, 2010	1-31447	3.1
4(a)	-	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1
4(b)	-	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4(c)	-	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3
4(d)(1)	-
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company ("HL&P") and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto

			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)

4(d)(2)	-	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	-	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	-	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	-	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(d)(6)	-	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	-	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	-	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	-	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	-	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	-	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	-	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	-	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	-	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	-	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)

4(e)(7)	-	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	-	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	-	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	-	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	-	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	-	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	-	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	-	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	-	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1
4(e)(16)	-	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	-	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	-	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	-	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)

4(e)(20)	-	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	-	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)	-	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	-	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	-	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	-	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	-	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	-	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	-	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	-	Officer’s Certificate date November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	-	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4(e)(31)	-	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(e)(32)	-	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)

4(f)(1)	-	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. ("RERC Corp.") and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	-	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	-	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	-	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	-	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	-	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s ("CERC Corp.’s") 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	-	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	-	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	-	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	-	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7

4(f)(11)	-	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	-	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8
4(f)(13)	-	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	-	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(g)(1)	-	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	-	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	-	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	-	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	-	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2
4(g)(6)	-	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1

4(g)(7)	-	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	-	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(g)(9)	-	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	-	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	-	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	-	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)
4(h)(4)	-	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	-	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4(i)(2)	-	First Amendment to Exhibit 4(i)(1), dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4(i)(3)	-	Second Amendment to Exhibit 4(i)(1), dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1

4(i)(4)	-	Third Amendment to Exhibit 4(i)(1), dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4(j)(1)	-	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4(j)(2)	-	First Amendment to Exhibit 4(j)(1), dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4(k)	-	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
4(l)	-	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10(a)	-	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	-	Executive Incentive Compensation Plan of Houston Industries Incorporated ("HI") effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	-	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	-	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	-	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)
*10(b)(5)	-	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)

*10(c)(1)	-	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	-	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	-	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	-	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	-	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)
*10(c)(6)	-	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)
*10(c)(7)	-	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	-	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	-	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	-	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	-	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	-	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)
*10(f)(1)	-	Benefit Restoration Plan of HI, as amended and restated effective as of July 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(3)
*10(f)(2)	-	First Amendment to Exhibit 10(f)(1) effective in part, August 6, 1997, in part, September 3, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(i)(2)

*10(f)(3)	-	Third Amendment to Exhibit 10(f)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.2
*10(g)	-	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1
*10(h)(1)	-	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(1)
*10(h)(2)	-	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(2)
*10(i)	-	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1
*10(j)(1)	-	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(j)(2)	-	First Amendment to Exhibit 10(j)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(j)(3)	-	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(k)(1)	-	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(k)(2)	-	First Amendment to Exhibit 10(k)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)
*10(k)(3)	-	Second Amendment to Exhibit 10(k)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(l)(3)	-	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4
*10(m)	-	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3
*10(n)(1)	-	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6

*10(n)(2)	-	First Amendment to Exhibit 10(n)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
*10(n)(3)	-	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(n)(3)
*10(o)	-	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(p)	-	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)
10(q)(1)	-	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2
10(q)(2)	-	Amendment to Exhibit 10(q)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)
*10(r)(1)	-	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(r)(2)	-	First Amendment to Exhibit 10(r)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
*10(s)	-	Letter Agreement dated May 24, 2007 between CenterPoint Energy and Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated May 31, 2007	1-31447	10.1
*10(t)	-	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(u)(1)	-	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(u)(2)	-	First Amendment to Exhibit (u)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5
*10(u)(3)	-	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1

*10(u)(4)	-	Form of Restricted Stock Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2
*10(u)(5)	-	Form of Performance Share Award under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(u)(6)	-	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(u)(7)	-	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(u)(8)	-	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(u)(9)	-	Form of Performance Share Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1
*10(u)(10)	-	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(u)(11)	-	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(u)(12)	-	Form of Performance Share Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(u)(13)	-	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(v)(1)	-	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10(v)(2)	-	First Amendment to Exhibit 10(v)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)
10(v)(3)	-	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5

10(v)(4)	-	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(v)(5)	-	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(w)(1)	-	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(w)(2)	-	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(w)(3)	-	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)
*10(x)	-	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(y)	-	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(z)	-	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)
*10(aa)(1)	-	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(aa)(2)	-	First Amendment to Exhibit 10(aa)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(bb)(1)	-	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(bb)(2)	-	First Amendment to Exhibit 10(bb)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(bb)(3)	-	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3

*10(bb)(4)	-	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1
*10(cc)(1)	-	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(cc)(2)	-	Second Amendment to Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated December 10, 2009	1-31447	10.1
*10(dd)	-	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
10(ee)	-	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(ff)	-	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
10(gg)(1)	-	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2
10(gg)(2)	-	First Amendment to Exhibit 10(gg)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3
*10(hh)(1)	-	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(1)
*10(hh)(2)	-	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(2)
*10(ii)(1)	-	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(1)
*10(ii)(2)	-	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(2)
*10(jj)(1)	-	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(1)
*10(jj)(2)	-	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(2)

*10(kk)(1)	-	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
†*10(kk)(2)	-	Form of Qualified Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(kk)(1)
†*10(kk)(3)	-	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(kk)(1)
†10(ll)	-	Summary of non-employee director compensation
†10(mm)	-	Summary of named executive officer compensation
10(nn)	-	Form of Executive Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(nn)
10(oo)	-	Form of Corporate Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(oo)
†12	-	Computation of Ratio of Earnings to Fixed Charges
†21	-	Subsidiaries of CenterPoint Energy
†23	-	Consent of Deloitte & Touche LLP
†31.1	-	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
†31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
†32.1	-	Section 1350 Certification of David M. McClanahan
†32.2	-	Section 1350 Certification of Gary L. Whitlock
†101.INS	-	XBRL Instance Document (1)
†101.SCH	-	XBRL Taxonomy Extension Schema Document (1)
†101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document (1)

†101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document (1)
†101.LAB	-	XBRL Taxonomy Extension Labels Linkbase Document (1)
†101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.