Form 10-Q
period 2010-03-31
CENTERPOINT ENERGY INC
filed 2010-05-05
CIK 1130310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-31447
____________________________

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

As of April 27, 2010, CenterPoint Energy, Inc. had 394,410,559 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	other state and federal legislative and regulatory actions or developments, including, among others, deregulation, re-regulation and health care reform;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures, and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

ii

•	non-payment for our services due to financial distress of our customers;

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•
the ability of retail electric providers, and particularly the two largest customers of CenterPoint Houston Electric LLC, which are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

•	our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2010

Revenues	$2,766	$3,023

Expenses:
Natural gas	1,789	1,935
Operation and maintenance	413	414
Depreciation and amortization	166	200
Taxes other than income taxes	113	117
Total	2,481	2,666
Operating Income	285	357

Other Income (Expense):
Gain (loss) on marketable securities	(34)	38
Gain (loss) on indexed debt securities	22	(27)
Interest and other finance charges	(129)	(122)
Interest on transition and system restoration bonds	(33)	(36)
Equity in earnings of unconsolidated affiliates	—	5
Other, net	4	1
Total	(170)	(141)

Income Before Income Taxes	115	216
Income tax expense	(48)	(102)
Net Income	$67	$114

Basic Earnings Per Share	$0.19	$0.29

Diluted Earnings Per Share	$0.19	$0.29

Dividends Declared Per Share	$0.190	$0.195

Weighted Average Shares Outstanding, Basic	347	393

Weighted Average Shares Outstanding, Diluted	349	395

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2009	March 31, 2010
Current Assets:
Cash and cash equivalents	$740	$329
Investment in marketable securities	300	338
Accounts receivable, net	790	933
Accrued unbilled revenues	485	296
Natural gas inventory	189	32
Materials and supplies	138	134
Non-trading derivative assets	39	60
Prepaid expenses and other current assets	223	262
Total current assets	2,904	2,384

Property, Plant and Equipment:
Property, plant and equipment	14,770	15,001
Less accumulated depreciation and amortization	3,982	4,073
Property, plant and equipment, net	10,788	10,928

Other Assets:
Goodwill	1,696	1,696
Regulatory assets	3,677	3,619
Non-trading derivative assets	15	18
Investment in unconsolidated affiliates	463	478
Other	230	228
Total other assets	6,081	6,039

Total Assets	$19,773	$19,351

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	March 31, 2010
Current Liabilities:
Short-term borrowings	$55	$2
Current portion of transition and system restoration bonds long-term debt	241	274
Current portion of indexed debt	121	122
Current portion of other long-term debt	541	776
Indexed debt securities derivative	201	228
Accounts payable	648	522
Taxes accrued	148	226
Interest accrued	181	148
Non-trading derivative liabilities	51	53
Accumulated deferred income taxes, net	406	354
Other	445	497
Total current liabilities	3,038	3,202

Other Liabilities:
Accumulated deferred income taxes, net	2,776	2,799
Unamortized investment tax credits	16	15
Non-trading derivative liabilities	42	32
Benefit obligations	861	863
Regulatory liabilities	921	946
Other	361	375
Total other liabilities	4,977	5,030

Long-term Debt:
Transition and system restoration bonds	2,805	2,665
Other	6,314	5,745
Total long-term debt	9,119	8,410

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (391,746,779 shares and 394,186,137 shares outstanding at December 31, 2009 and March 31, 2010, respectively)	4	4
Additional paid-in capital	3,671	3,701
Accumulated deficit	(912)	(875)
Accumulated other comprehensive loss	(124)	(121)
Total shareholders’ equity	2,639	2,709

Total Liabilities and Shareholders’ Equity	$19,773	$19,351

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2010
Cash Flows from Operating Activities:
Net income	$67	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	200
Amortization of deferred financing costs	10	7
Deferred income taxes	30	(34)
Unrealized loss (gain) on marketable securities	34	(38)
Unrealized loss (gain) on indexed debt securities	(22)	27
Write-down of natural gas inventory	6	—
Equity in earnings of unconsolidated affiliates, net of distributions	—	5
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	308	(2)
Inventory	416	161
Accounts payable	(425)	(125)
Fuel cost over (under) recovery	(30)	126
Non-trading derivatives, net	8	(6)
Margin deposits, net	(62)	(67)
Interest and taxes accrued	(94)	44
Net regulatory assets and liabilities	21	19
Other current assets	43	10
Other current liabilities	(64)	(16)
Other assets	(4)	(5)
Other liabilities	24	13
Other, net	1	2
Net cash provided by operating activities	433	435

Cash Flows from Investing Activities:
Capital expenditures	(260)	(258)
Decrease in restricted cash of transition and system restoration bonds companies	1	1
Investment in unconsolidated affiliates	2	(20)
Other, net	(4)	(26)
Net cash used in investing activities	(261)	(303)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	62	(53)
Revolving credit facilities, net	(706)	—
Proceeds from commercial paper, net	19	—
Proceeds from long-term debt	500	—
Payments of long-term debt	(110)	(441)
Debt issuance costs	(4)	(2)
Payment of common stock dividends	(66)	(77)
Proceeds from issuance of common stock, net	30	29
Other, net	1	1
Net cash used in financing activities	(274)	(543)

Net Decrease in Cash and Cash Equivalents	(102)	(411)
Cash and Cash Equivalents at Beginning of Period	167	740
Cash and Cash Equivalents at End of Period	$65	$329

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$182	$191
Income taxes (refunds), net	26	(8)
Non-cash transactions:
Accounts payable related to capital expenditures	67	83

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2009 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of March 31, 2010, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. CenterPoint Energy expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have a material impact on the financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2009		2010
	Pension Benefits	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$6	$—	$8	$—
Interest cost	28	7	25	6
Expected return on plan assets	(24)	(2)	(27)	(2)
Amortization of prior service credit	1	1	1	1
Amortization of net loss	17	—	15	—
Amortization of transition obligation	—	2	—	2
Net periodic cost	$28	$8	$22	$7

(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2010 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $4 million and $6 million, respectively, in pension expense during the three months ended March 31, 2009 and 2010.

CenterPoint Energy expects to contribute approximately $9 million to its pension plans in 2010, of which $2 million was contributed during the three months ended March 31, 2010.

CenterPoint Energy expects to contribute approximately $19 million to its postretirement benefits plan in 2010, of which $6 million was contributed during the three months ended March 31, 2010.

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

In June 2008, CenterPoint Houston petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, CenterPoint Houston seeks reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit CenterPoint Houston to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that CenterPoint Houston could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) CenterPoint Houston should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true-up award.

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009, and the parties have filed post-submission briefs to the court.  Although CenterPoint Energy and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Energy can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

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

As of March 31, 2010, CenterPoint Energy has not recognized an allowed equity return of $190 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2009 and 2010, CenterPoint Houston recognized approximately $2 million and $3 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

Texas. The final order in its 2006 rate proceeding requires CenterPoint Houston to file a general rate case with the Texas Utility Commission by June 30, 2010 unless the Texas Utility Commission Staff and certain other parties determined by March 31, 2010 that no such filing would be necessary.  Those parties have advised CenterPoint Houston that a rate case filing is necessary, and, accordingly, CenterPoint Houston plans to file its application to change rates no later than the June 30, 2010 deadline.  The amount and other terms of the rate filing have not been established at this time.  Based on the prescribed timeline for processing such an application, CenterPoint Houston anticipates that a final order on that application would be entered in early 2011.

In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs, totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission to recover a total of approximately $14.4 million in costs related to its energy efficiency programs.  The filing seeks authorization to recover certain projected costs for its 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and revenue losses related to the implementation of the 2009 energy efficiency program. The application seeks to begin recovery of these costs through a surcharge beginning in January 2011.  A final order is not expected until later this year.

In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by nine cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations have appealed the court’s ruling on the cost of service adjustment mechanism to the court of appeals, but CenterPoint Energy and CERC do not expect the outcome of this matter to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of $20.4 million, excluding carrying costs on gas inventory of approximately $2 million. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates as well as adjustments to pension and benefits, accumulated deferred income taxes and other items. The Railroad Commission also approved a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years. Gas Operations and other parties filed motions for rehearing, which, except for minor corrections to the order, were denied  by the Railroad Commission in May 2010.  The parties are entitled to petition for judicial review by a district court in Travis County, Texas, within thirty days of the Railroad Commission’s order on rehearing.

Minnesota. In November 2008, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $41 million per year, with an overall rate of return of 8.09% (10.24% return on equity).  The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In February 2010, CERC filed a request for rehearing of the order by the MPUC.  No other party to the case filed such a request. In March 2010, the MPUC declined to act on CERC’s request for rehearing and a final order was issued.  The difference between the amounts approved by the MPUC and amounts collected, $15 million as of March 31, 2010, is recorded in other current liabilities and will be refunded to customers when final tariffs are approved this summer.

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

(a) Non-Trading Activities

Derivative Instruments. CenterPoint Energy enters into certain derivative instruments to manage physical commodity price risks but does not engage in proprietary or speculative commodity trading.  CenterPoint Energy has not elected to designate these instruments as cash flow or fair value hedges.

During the three months ended March 31, 2009, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $3 million and increased natural gas expense from unrealized net losses of $22 million, resulting in a net unrealized loss of $19 million.  During the three months ended March 31, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $30 million and increased natural gas expense from unrealized net losses of $27 million, resulting in a net unrealized gain of $3 million.

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

In 2008 and 2009, CenterPoint Energy entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the respective winter heating seasons.  The swaps were based on ten-year normal weather. During the three months ended March 31, 2009 and 2010, CenterPoint Energy recognized losses of $3 million and $7 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2009 and March 31, 2010, while the latter tables provide a breakdown of the related income statement impact for the three months ended March 31, 2009 and March 31, 2010.

Fair Value of Derivative Instruments
	December 31, 2009
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$46	$(7)
Natural gas contracts (1)	Other Assets	16	(1)
Natural gas contracts (1)	Current Liabilities	20	(123)
Natural gas contracts (1)	Other Liabilities	1	(86)
Indexed debt securities derivative	Current Liabilities	—	(201)
Total		$83	$(418)
_________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 674 billion cubic feet (Bcf) or a net 152 Bcf long position.  Of the net long position, basis swaps constitute 71 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 51 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $39 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $95 million.

Fair Value of Derivative Instruments
	March 31, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$61	$(1)
Natural gas contracts (1)	Other Assets	18	—
Natural gas contracts (1)	Current Liabilities	20	(179)
Natural gas contracts (1)	Other Liabilities	1	(81)
Indexed debt securities derivative	Current Liabilities	—	(228)
Total		$100	$(489)
_________
(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 717 billion cubic feet (Bcf) or a net 181 Bcf long position.  Of the net long position, basis swaps constitute 73 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 46 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $7 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $154 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets. Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) on the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)	(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$77	$44
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(149)	(61)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	22	(27)
Total		$(50)	$(44)
_________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(78) and $(25) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions require CenterPoint Energy to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CenterPoint Energy is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at March 31, 2010 is $173 million compared to $140 million at December 31, 2009.  The aggregate fair value of assets that are already posted as collateral at March 31, 2010 is $92 million compared to $65 million at December 31, 2009.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at March 31, 2010, $79 million of additional assets would be required to be posted as collateral compared to $75 million at December 31, 2009.

(6)	Fair Value Measurements

Assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value generally are financial derivatives, investments and equity securities listed in active markets.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets.  A market approach is utilized to value CenterPoint Energy’s Level 2 assets or liabilities.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities.  CenterPoint Energy’s Level 3 derivative instruments primarily consist of options that are not traded on recognized exchanges and are valued using option pricing models.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended March 31, 2010, there were no significant transfers between levels.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2009
	(in millions)
Assets
Corporate equities	$301	$—	$—	$—	$301
Investments in money market funds	41	—	—	—	41
Natural gas derivatives	1	77	5	(29)	54
Total assets	$343	$77	$5	$(29)	$396
Liabilities
Indexed debt securities derivative	$—	$201	$—	$—	$201
Natural gas derivatives	12	194	11	(124)	93
Total liabilities	$12	$395	$11	$(124)	$294
_________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $95 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2010
	(in millions)
Assets
Corporate equities	$340	$—	$—	$—	$340
Investments in money market funds	40	—	—	—	40
Natural gas derivatives	—	94	6	(22)	78
Total assets	$380	$94	$6	$(22)	$458
Liabilities
Indexed debt securities derivative	$—	$228	$—	$—	$228
Natural gas derivatives	15	244	2	(176)	85
Total liabilities	$15	$472	$2	$(176)	$313
_________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $154 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2009	2010
	(in millions)
Beginning balance	$(58)	$(6)
Total unrealized gains or (losses):
Included in earnings	(3)	2
Included in regulatory assets	(17)	(1)
Total purchases, sales, other settlements, net:
Included in earnings	2	—
Included in regulatory assets	50	9
Ending balance	$(26)	$4
The amount of total gains(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$2

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2009 and March 31, 2010 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended March 31,
	2009	2010
	(in millions)
Net income	$67	$114
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1 and $1)	2	3
Total	2	3
Comprehensive income	$69	$117

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2009	March 31, 2010
	(in millions)
Adjustment related to pension and postretirement plans	$(120)	$(117)
Net deferred loss from cash flow hedges	(4)	(4)
Total accumulated other comprehensive loss	$(124)	$(121)

(9)	Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2009, 391,746,945 shares of CenterPoint Energy common stock were issued and 391,746,779 shares were outstanding. At March 31, 2010, 394,186,303 shares of CenterPoint Energy common stock were issued and 394,186,137 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2009 and March 31, 2010.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility now ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2009 and March 31, 2010, the facility size was $150 million and $375 million, respectively. As of both December 31, 2009 and March 31, 2010, there were no advances under the receivables facility.

Inventory Financing.  In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma. Pursuant to the provisions of the agreements, Gas Operations sold $104 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2009-2010 winter heating season at the same cost, plus a financing charge. This transaction was accounted for as a financing and a principal obligation of $55 million and $2 million remained as of December 31, 2009 and March 31, 2010, respectively.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in south Louisiana, Mississippi and Texas. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage was transferred to the third party, the natural gas continues to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the current winter heating season. As of December 31, 2009 and March 31, 2010, CenterPoint Energy’s Consolidated Balance Sheets reflect $10 million and $-0-, respectively, in inventory related to these agreements.

(b) Long-term Debt

Pollution Control Bonds. In January 2010, CenterPoint Energy purchased $290 million principal amount of pollution control bonds issued on its behalf at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds.  Prior to the purchase, the pollution control bonds had a fixed rate of interest of 5.125%.

Convertible Subordinated Debentures. In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Revolving Credit Facilities. As of both December 31, 2009 and March 31, 2010, there were no outstanding borrowings under CenterPoint Energy’s, CenterPoint Houston’s or CERC Corp.’s long-term revolving credit facilities.

In addition, as of December 31, 2009 and March 31, 2010, CenterPoint Energy had approximately $25 million and $20 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. As of both December 31, 2009 and March 31, 2010 CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility or by CERC Corp.'s credit facility as of December 31, 2009 and March 31, 2010.  CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of March 31, 2010.

CenterPoint Energy’s $1.2 billion credit facility has a first drawn cost of the London Interbank Offered Rate (LIBOR) plus 55 basis points based on CenterPoint Energy’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant (as those terms are defined in the facility).  In February 2010, CenterPoint Energy amended its credit facility to modify the covenant to allow for a temporary increase of the permitted ratio from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a calendar year, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial ratio covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

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

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2010, minimum payment obligations for natural gas supply commitments are approximately $308 million for the remaining nine months in 2010, $484 million in 2011, $405 million in 2012, $346 million in 2013, $254 million in 2014 and $527 million after 2014.

(b) Capital Commitments

Long-Term Gas Gathering and Treating Agreements. In September 2009, CenterPoint Energy Field Services, Inc. (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and Encana’s natural gas production from the dedicated areas.  The gathering facilities are known as the “Magnolia Gathering System.”

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas and expects to place those facilities in service by the end of 2010.  CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. As of March 31, 2010, approximately $260 million has been spent on this project, including the purchase of existing facilities.

Under the agreements, Encana or Shell can elect to require CEFS to further expand the facilities in order to gather and treat an additional volume of up to 1 billion cubic feet (Bcf) per day, and in March 2010, Encana and Shell exercised initial expansion elections to increase gathering capacity by 200 MMcf per day to 900 MMcf. Total capital expenditures for this expansion are estimated to be $50 million to $70 million, and the increased capacity is expected to be in service by the first quarter of 2011.  In connection with the expansion, Encana and Shell each made incremental volume commitments for the capacity expansion.

If Encana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day (including the 200 MMcf per day already elected), CEFS estimates that the expansion would cost as much as $300 million, and Encana and Shell would provide incremental volume commitments.

In April 2010, CEFS entered into additional long-term agreements with Encana and Shell to provide gathering and treating services for their natural gas production from the Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to the agreements, CEFS has also acquired existing jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.

CEFS has integrated the acquired facilities with CEFS’s Magnolia Gathering System, allowing CEFS to commence gathering and treating services immediately for up to 150 MMcf per day of natural gas. Under the terms of the agreements, CEFS will expand the acquired facilities to gather and treat up to 580 MMcf per day of natural gas. Each of the agreements includes volume commitments and dedicated acreage for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

New construction to reach capacity of 580 MMcf per day includes more than 180 miles of pipelines, over 8,000 horsepower of compression and over 680 MMcf per day of treating capacity.

CEFS estimates that the capital cost to purchase the existing facilities and construct new facilities for the Olympia Gathering System to gather 580 MMcf per day will be as much as $400 million. If Encana and Shell elect, CEFS will expand the project to gather and process additional future volumes of up to 520 MMcf per day, for a total Olympia Gathering System capacity of up to 1.1 Bcf per day.  CEFS estimates that an expansion to process 1.1 Bcf would cost as much as an additional $200 million.  Encana and Shell would provide incremental volume commitments in connection with expansions of the Olympia Gathering System.

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately

30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs appealed the dismissal in March 2010 to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.  In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction.  Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts discussed below under Guaranties.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.

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

At March 31, 2010, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers.  As of March 31, 2010, the balance in the environmental expense tracker account was $8.3 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $5.0 million at March 31, 2010, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $91 million as of March 31, 2010. As of March 31, 2010, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three months ended March 31, 2009 and 2010, the effective tax rate was 42% and 47%, respectively. The most significant item affecting the comparability of the effective tax rate is a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010. Additionally, the comparability of the effective tax rate is affected by a $4 million increase in the 2009 income tax expense related to a state tax examination.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset related to future retiree health care deductions by approximately $32 million as of March 31, 2010.  The portion of the reduction that CenterPoint Energy believes will be recovered through the regulatory process, or approximately $11 million, has been recorded as a regulatory asset.  The remaining $21 million of the reduction in CenterPoint Energy’s deferred tax asset has been reflected as a charge to income tax expense.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits at December 31, 2009 and March 31, 2010:

	December 31, 2009	March 31, 2010
	(in millions)
Unrecognized tax benefits	$187	$199
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	10	11
Interest accrued on unrecognized tax benefits	3	6

During the three months ended March 31, 2010, the IRS notified CenterPoint Energy that it would perform an examination of CenterPoint Energy’s 2008 consolidated federal income tax return.

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

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,900	$10,413	$9,459	$10,087

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2009	2010
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$67	$114

Weighted average shares outstanding	347,496,000	392,855,000

Basic earnings per share:
Net income	$0.19	$0.29

Diluted earnings per share calculation:
Net income	$67	$114

Weighted average shares outstanding	347,496,000	392,855,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	511,000	582,000
Restricted stock	1,150,000	1,641,000
Weighted average shares assuming dilution	349,157,000	395,078,000

Diluted earnings per share:
Net income	$0.19	$0.29
_________

(1)
Options to purchase 2,662,903 and 1,753,239 shares were outstanding for the three months ended March 31, 2009 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering, processing and treating operations. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Financial data for business segments are as follows (in millions):

	For the Three Months Ended March 31, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2009
Electric Transmission & Distribution	$412	(1)	$—	$70	$9,755
Natural Gas Distribution	1,418		3	118	4,535
Competitive Natural Gas Sales and Services	760		5	2	1,176
Interstate Pipelines	117		36	69	3,484
Field Services	56		1	26	1,045
Other Operations	3		—	—	2,261	(2)
Eliminations	—		(45)	—	(2,483)
Consolidated	$2,766		$—	$285	$19,773

	For the Three Months Ended March 31, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of March 31, 2010
Electric Transmission & Distribution	$482	(1)	$—	$107	$9,597
Natural Gas Distribution	1,533		4	139	4,597
Competitive Natural Gas Sales and Services	844		8	15	1,215
Interstate Pipelines	103		35	72	3,526
Field Services	58		10	23	1,199
Other Operations	3		—	1	2,378	(2)
Eliminations	—		(57)	—	(3,161)
Consolidated	$3,023		$—	$357	$19,351
_________
(1)
Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended March 31, 2009 and 2010 represented approximately $142 million and $135 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of TXU Energy Retail Company LLC in the three months ended March 31, 2009 and 2010 represented approximately $37 million and $42 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2009 and March 31, 2010 are pension and other postemployment related regulatory assets of $731 million and $721 million, respectively.

(16)	Subsequent Events

On April 22, 2010, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.195 per share of common stock payable on June 10, 2010, to shareholders of record as of the close of business on May 14, 2010.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treating Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and Encana’s natural gas production from the dedicated areas.  The gathering facilities are known as the “Magnolia Gathering System.”

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas and expects to place those facilities in service by the end of 2010.  CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million.  As of March 31, 2010, approximately $260 million has been spent on this project, including the purchase of existing facilities.

Under the agreements, Encana or Shell can elect to require CEFS to further expand the facilities in order to gather and treat an additional volume of up to 1 billion cubic feet (Bcf) per day, and in March 2010, Encana and Shell exercised initial expansion elections to increase gathering capacity by 200 MMcf per day to 900 MMcf. Total capital expenditures for this expansion are estimated to be $50 million to $70 million, and the increased capacity is expected to be in service by the first quarter of 2011.  In connection with the expansion, Encana and Shell each made incremental volume commitments for the capacity expansion.

If Encana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day (including the 200 MMcf per day already elected), CEFS estimates that the expansion would cost as much as $300 million, and Encana and Shell would provide incremental volume commitments.

In April 2010, CEFS entered into additional long-term agreements with Encana and Shell to provide gathering and treating services for their natural gas production from the Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to the agreements, CEFS has also acquired existing jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.

CEFS has integrated the acquired facilities with CEFS’s Magnolia Gathering System, allowing CEFS to commence gathering and treating services immediately for up to 150 MMcf per day of natural gas. Under the terms of the agreements, CEFS will expand the acquired facilities to gather and treat up to 580 MMcf per day of natural gas. Each of the agreements includes volume commitments and dedicated acreage for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

New construction to reach capacity of 580 MMcf per day includes more than 180 miles of pipelines, over 8,000 horsepower of compression and over 680 MMcf per day of treating capacity.

CEFS estimates that the capital cost to purchase the existing facilities and construct new facilities for the Olympia Gathering System to gather 580 MMcf per day will be as much as $400 million. If Encana and Shell elect, CEFS will expand the project to gather and process additional future volumes of up to 520 MMcf per day, for a total Olympia Gathering System capacity of up to 1.1 Bcf per day.  CEFS estimates that an expansion to process 1.1 Bcf would cost as much as an additional $200 million.  Encana and Shell would provide incremental volume commitments in connection with expansions of the Olympia Gathering System.

Debt Transactions

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

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) that it had been selected for a $200 million grant for its advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, CenterPoint Houston and the DOE completed negotiations and finalized the agreement. The DOE will reimburse CenterPoint Houston 50% of its eligible costs until the total amount of the grant has been paid.  CenterPoint Houston will use $150 million of the grant funding to accelerate completion of its current deployment of advanced meters by 2012, instead of 2014 as originally scheduled.  CenterPoint Houston will use the other $50 million from the grant to begin deployment of an electric distribution grid automation strategy in a portion of its service territory over the next three years.  It is expected that the portion of the IG project subject to funding by DOE will cost approximately $115 million.  CenterPoint Houston believes the IG has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for its distribution system.

In March 2010, the Internal Revenue Service (IRS) announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations who receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation’s treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of the property acquired with grant funds.

CenterPoint Houston Rate Case

The final order in its 2006 rate proceeding requires CenterPoint Houston to file a general rate case with the Public Utility Commission of Texas (Texas Utility Commission) by June 30, 2010 unless the Texas Utility Commission Staff and certain other parties determined by March 31, 2010 that no such filing would be necessary.  Those parties have advised CenterPoint Houston that a rate case filing is necessary, and, accordingly, CenterPoint Houston plans to file its application to change rates no later than the June 30, 2010 deadline.  The amount and other terms of the rate filing have not been established at this time.  Based on the prescribed timeline for processing such an application, CenterPoint Houston anticipates that a final order on that application would be entered in early 2011.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2009	2010
Revenues	$2,766	$3,023
Expenses	2,481	2,666
Operating Income	285	357
Gain (Loss) on Marketable Securities	(34)	38
Gain (Loss) on Indexed Debt Securities	22	(27)
Interest and Other Finance Charges	(129)	(122)
Interest on Transition and System Restoration Bonds	(33)	(36)
Equity in Earnings of Unconsolidated Affiliates	—	5
Other Income, net	4	1
Income Before Income Taxes	115	216
Income Tax Expense	(48)	(102)
Net Income	$67	$114

Basic Earnings Per Share	$0.19	$0.29

Diluted Earnings Per Share	$0.19	$0.29

Three months ended March 31, 2010 compared to three months ended March 31, 2009

We reported consolidated net income of $114 million ($0.29 per diluted share) for the three months ended March 31, 2010 compared to $67 million ($0.19 per diluted share) for the same period in 2009. The increase in net income of $47 million was primarily due to a $72 million increase in operating income (discussed by segment below), a change in net gain (loss) on our indexed debt and marketable securities of $23 million, a $7 million decrease in interest expense, excluding transition and system restoration bond-related interest expense and a $5 million increase in the equity in earnings of unconsolidated affiliates.  These increases in net income were partially offset by a $54 million increase in income tax expense.

Income Tax Expense

During the three months ended March 31, 2009 and 2010, the effective tax rate was 42% and 47%, respectively. The most significant item affecting the comparability of the effective tax rate is a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010. Additionally, the comparability of the effective tax rate is affected by a $4 million increase in the 2009 income tax expense related to a state tax examination.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset related to future retiree health care deductions by approximately $32 million as of March 31, 2010.  The portion of the reduction that we believe will be recovered through the regulatory process, or approximately $11 million, has been recorded as a regulatory asset.  The remaining $21 million of the reduction in our deferred tax asset has been reflected as a charge to income tax expense.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for the three months ended March 31, 2009 and 2010.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2009	2010
Electric Transmission & Distribution	$70	$107
Natural Gas Distribution	118	139
Competitive Natural Gas Sales and Services	2	15
Interstate Pipelines	69	72
Field Services	26	23
Other Operations	—	1
Total Consolidated Operating Income	$285	$357

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part I of our 2009 Form 10-K.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2009	2010
Revenues:
Electric transmission and distribution utility	$346	$386
Transition and system restoration bond companies	66	96
Total revenues	412	482
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	188	190
Depreciation and amortization, excluding transition and system restoration bond companies	68	73
Taxes other than income taxes	53	52
Transition and system restoration bond companies	33	60
Total expenses	342	375
Operating Income	$70	$107

Operating Income:
Electric transmission and distribution utility	37	71
Transition and system restoration bond companies (1)	33	36
Total segment operating income	$70	$107

Throughput (in gigawatt-hours (GWh)):
Residential	3,967	5,173
Total	15,142	16,436

Number of metered customers at period end:
Residential	1,838,766	1,858,403
Total	2,082,930	2,104,786
___________
(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our Electric Transmission & Distribution business segment reported operating income of $107 million for the three months ended March 31, 2010, consisting of $71 million from the regulated electric transmission and distribution utility (TDU) and $36 million related to transition and system restoration bonds companies. For the three months ended March 31, 2009, operating income totaled $70 million, consisting of $37 million from the TDU and $33 million related to transition and system restoration bond companies. TDU revenues increased $40 million primarily due to increased usage ($26 million) in part due to colder weather, revenues from implementation of the AMS ($9 million), higher transmission-related revenues ($5 million) and higher revenues due to customer growth ($4 million) from the addition of nearly 22,000 new customers, partially offset by a credit to customers related to deferred income taxes associated with Hurricane Ike storm restoration costs ($6 million).  Operation and maintenance expenses increased due to higher transmission costs billed by transmission providers ($3 million) and increased AMS project expenses ($4 million), partially offset by lower pension costs ($4 million).  Increased depreciation expense is related to increased investment in AMS ($4 million) and other capital additions ($1 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part I of our 2009 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2009	2010
Revenues	$1,421	$1,537
Expenses:
Natural gas	1,045	1,139
Operation and maintenance	169	167
Depreciation and amortization	40	40
Taxes other than income taxes	49	52
Total expenses	1,303	1,398
Operating Income	$118	$139

Throughput (in billion cubic feet (Bcf)):
Residential	78	96
Commercial and industrial	77	87
Total Throughput	155	183

Number of customers at period end:
Residential	2,996,455	3,012,856
Commercial and industrial	246,405	246,676
Total	3,242,860	3,259,532

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our Natural Gas Distribution business segment reported operating income of $139 million for the three months ended March 31, 2010 compared to $118 million for the three months ended March 31, 2009.  Operating income increased $21 million primarily as a result of increased margin (revenue less cost of natural gas) and lower bad debt expense.  The increase in margin ($22 million) is due to increased use ($9 million), primarily caused by colder weather, and higher transportation ($4 million), non-utility ($3 million) and other miscellaneous revenues ($4 million).  Revenues related to both energy efficiency programs and gross receipts taxes are substantially offset by the related expenses.  Operation and maintenance expense declined $2 million due to lower bad debt expense ($5 million) related to improved collection efforts and lower pension expense ($2 million), partially offset by higher labor costs ($2 million) and other expense increases ($3 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part I of our 2009 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2009	2010
Revenues	$765	$852
Expenses:
Natural gas	752	826
Operation and maintenance	10	9
Depreciation and amortization	1	1
Taxes other than income taxes	—	1
Total expenses	763	837
Operating Income	$2	$15

Throughput (in Bcf):	141	141

Number of customers at period end	10,862	11,369

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $15 million for the three months ended March 31, 2010 compared to $2 million for the three months ended March 31, 2009.  The increase in operating income of $13 million is primarily due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for 2010 of $3 million versus an unfavorable impact of $19 million for the same period in 2009.  A further favorable impact of $5 million is attributable to the $6 million write down of gas in the first quarter of 2009 to the lower of cost or market as compared to a write down of less than $1 million in the first quarter of 2010.  Offsetting these favorable impacts is a $14 million decrease in margin attributable to reduced basis spreads on pipeline transport opportunities and decreased winter storage spreads.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part I of our 2009 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended March 31,
	2009	2010
Revenues	$153	$138
Expenses:
Natural gas	29	10
Operation and maintenance	35	35
Depreciation and amortization	12	13
Taxes other than income taxes	8	8
Total expenses	84	66
Operating Income	$69	$72

Transportation throughput (in Bcf)	467	438

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our Interstate Pipeline business segment reported operating income of $72 million for the three months ended March 31, 2010 compared to $69 million for the three months ended March 31, 2009.  Margins (revenues less natural gas costs) increased $4 million primarily due to new contracts on the Carthage to Perryville pipeline ($12 million), partially offset by reduced other transportation margins and ancillary services ($8 million).  Depreciation and amortization increased by $1 million due to asset additions.

Equity Earnings.  In addition, this business segment recorded equity income (loss) of $(2) million and $3 million for the three months ended March 31, 2009 and 2010, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The 2009 results include a non-cash pre-tax charge of $5 million to reflect SESH’s decision to discontinue the use of guidance for accounting for regulated operations. Excluding the effect of these adjustments, equity earnings from normal operations was $3 million in 2009.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Business and Other Risks" in Item 1A of Part I of our 2009 Form 10-K.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended March 31,
	2009	2010
Revenues	$57	$68
Expenses:
Natural gas	7	16
Operation and maintenance	19	21
Depreciation and amortization	4	6
Taxes other than income taxes	1	2
Total expenses	31	45
Operating Income	$26	$23

Gathering throughput (in Bcf)	104	128

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our Field Services business segment reported operating income of $23 million for the three months ended March 31, 2010 compared to $26 million for the three months ended March 31, 2009.  Increased margin from new projects ($4 million) and increased natural gas liquids prices ($2 million) were more than offset by the effects of lower natural gas prices for retained volumes on the system ($3 million) and increased operating expenses ($5 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million in both the three months ended March 31, 2009 and 2010 from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three months ended March 31, 2009 and 2010 (in millions):

	Three Months Ended March 31,
	2009	2010
Revenues	$3	$3
Expenses	3	2
Operating Income	$—	$1

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings" in Item 7 of Part II, "Risk Factors" in Item 1A of Part I of our 2009 Form 10-K and "Cautionary Statement Regarding Forward-Looking Information."

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(in millions)
Cash provided by (used in):
Operating activities	$433	$435
Investing activities	(261)	(303)
Financing activities	(274)	(543)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2010 increased $2 million compared to the same period in 2009 primarily due to increased cash provided by fuel cost recovery ($156 million), increased net income ($47 million) and decreased tax payments ($34 million), which were partially offset by decreased cash related to gas storage inventory ($266 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2010 increased $42 million compared to the same period in 2009 due primarily to a DOE grant receivable of $27 million and increased investment in unconsolidated affiliates of $22 million, which were partially offset by insurance proceeds of $7 million.

Cash Used in Financing Activities

Net cash used in financing activities in the first three months of 2010 increased $269 million compared to the same period in 2009 primarily due to decreased proceeds from the issuance of long-term debt ($500 million), increased repayments of long-term debt ($331 million), decreased short-term borrowings ($115 million) and decreased proceeds from commercial paper ($19 million), which were partially offset by decreased repayments of borrowings under revolving credit facilities ($706 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2010 include the following:

•	capital expenditures of approximately $1.2 billion;

•	maturing long-term debt aggregating approximately $206 million;

•	scheduled principal payments on transition and system restoration bonds of $134 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining nine months of 2010. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of March 31, 2010, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.  In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction.  Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

Equity Financing Transactions. During the three months ended March 31, 2010, we received proceeds of approximately $21 million from the sale of approximately 1.5 million shares of common stock to our defined contribution plan and proceeds of approximately $3 million from the sale of approximately 0.3 million shares of common stock to participants in our enhanced dividend reinvestment plan.

Debt Financing Transactions.  In January 2010, we purchased $290 million principal amount of pollution control bonds issued on our behalf at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds.  Prior to the purchase, the pollution control bonds had a fixed rate of interest of 5.125%. The purchase reduces temporary investments and leverage while providing us with the flexibility to finance future capital needs in the tax-exempt market through a remarketing of these bonds.

In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Credit and Receivables Facilities. As of April 27, 2010, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at April 27, 2010 (1)		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$20	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	—		June 29, 2012
October 9, 2009	CERC	Receivables	375	—		October 8, 2010
________
(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to incur incremental borrowings on a consolidated basis at March 31, 2010 of approximately $2.0 billion.  The EBITDA covenant would have permitted us to utilize the full capacity of our credit facilities of $2.4 billion at March 31, 2010 if a qualifying natural disaster had occurred during the previous twelve months and securitization financing permitted under Texas law to recover restoration costs had not yet occurred. Amounts advanced under CERC Corp.’s receivables facility are not treated as outstanding indebtedness in the debt to EBITDA covenant calculation.

(2)	Represents outstanding letters of credit.

Our $1.2 billion credit facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 55 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to EBITDA covenant (as those terms are defined in the facility).  In February 2010, we amended our credit facility to modify the covenant to allow for a temporary increase of the permitted ratio from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and we certify to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a calendar year, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial ratio covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

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

Our $1.2 billion credit facility backstops a $1.0 billion CenterPoint Energy commercial paper program under which we began issuing commercial paper in June 2005. The $915 million CERC Corp. credit facility backstops a $915 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. The CenterPoint Energy commercial paper is rated "Not Prime" by Moody’s Investors Service, Inc. (Moody’s), "A-2" by Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and "F3" by Fitch, Inc. (Fitch). The CERC Corp. commercial paper is rated "P-3" by Moody’s, "A-2" by S&P, and "F2" by Fitch. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in "─ Impact on Liquidity of a Downgrade in Credit Ratings," will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

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

Temporary Investments. As of April 27, 2010, CenterPoint Houston had external temporary investments of $332 million, which excludes funds held in trust for the payment of debt service on transition and system restoration bonds.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of May 3, 2010, Moody’s, S&P, and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook/Review (1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Ba1	Positive Outlook	BBB-	Stable	BBB-	Stable
CenterPoint Houston Senior Secured Debt	Baa1	Upgrade Review	BBB+	Stable	A-	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Positive Outlook	BBB	Stable	BBB	Stable
__________
(1)
A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term. Moody’s review for possible upgrade indicates the rating is under review for possible change in the short-term, usually within 90 days.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A "stable" outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of

CenterPoint Houston or CERC had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2010, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

CERC Corp. and its subsidiaries purchase natural gas from their largest supplier under supply agreements that contain an aggregate credit threshold of $120 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Under these agreements, CERC may need to provide collateral if the aggregate threshold is exceeded. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2010, the amount posted as collateral aggregated approximately $179 million ($119 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2010, unsecured credit limits extended to CES by counterparties aggregate $243 million; however, utilized credit capacity was $81 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $184 million as of March 31, 2010.  The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding at March 31, 2010. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2010, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.  The American Recovery and Reinvestment Act of 2009 allows us to defer until 2014 taxes due as a result of the retirement of ZENS notes that would have otherwise been payable in 2009 or 2010 and pay such taxes over the period from 2014 through 2018. Accordingly, if on March 31, 2010, all ZENS notes had been exchanged for cash, we could have deferred taxes of approximately $374 million that would have otherwise been payable in 2010.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of March 31, 2010, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•
the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which CERC is a guarantor;

•
the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2009 Form 10-K.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At March 31, 2010, the recorded fair value of our non-trading energy derivatives was a net liability of $161 million (before collateral). The net liability consisted of a net liability of $184 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $23 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their March 31, 2010 levels would have increased the fair value of our non-trading energy derivatives net liability by $24 million.  However, the consolidated income statement impact of this same 10% decrease in market prices would be an increase in income of $1 million.

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

Interest Rate Risk

As of March 31, 2010, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

We had no floating-rate obligations at December 31, 2009 and March 31, 2010.

At December 31, 2009 and March 31, 2010, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.9 billion and $9.5 billion, respectively, in principal amount and having a fair value of $10.4 billion and $10.1 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 13 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $244 million if interest rates were to decline by 10% from their levels at March 31, 2010. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $122 million at March 31, 2010 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $20 million if interest rates were to decline by 10% from levels at March 31, 2010. Changes in the fair value of the derivative component, a $228 million recorded liability at March 31, 2010, are recorded in our

Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2010 levels, the fair value of the derivative component liability would increase by approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2010 aggregate market value of these shares would result in a net loss of approximately $6 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Item 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 4 and 11 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business ─ Regulation" and "─ Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of our 2009 Form 10-K.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2009 Form 10-K.

Item 5.     OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended March 31, 2009 and 2010 was 1.68 and 2.33, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	─	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	─	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated January 20, 2010	1-31447	3.1
4.1	─	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	─	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	─	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	─	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	─	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.3.4	─	Third Amendment to Exhibit 4.3.1, dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4.4.1	─	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	─	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	─	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
10.1	─	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
+10.2	─	First Amendment to Exhibit 10.1, effective as of April 22, 2010
10.3	─	Summary of certain compensation arrangements of Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated April 22, 2010	1-31447	10.1
+12	─	Computation of Ratios of Earnings to Fixed Charges
+31.1	─	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	─	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	─	Section 1350 Certification of David M. McClanahan
+32.2	─	Section 1350 Certification of Gary L. Whitlock
+101.INS	─	XBRL Instance Document (1)
+101.SCH	─	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	─	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	─	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	─	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 5, 2010

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	─	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	─	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated January 20, 2010	1-31447	3.1
4.1	─	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	─	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	─	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	─	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	─	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.3.4	─	Third Amendment to Exhibit 4.3.1, dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4.4.1	─	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	─	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	─	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
10.1	─	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
+10.2	─	First Amendment to Exhibit 10.1, effective as of April 22, 2010
10.3	─	Summary of certain compensation arrangements of Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated April 22, 2010	1-31447	10.1
+12	─	Computation of Ratios of Earnings to Fixed Charges
+31.1	─	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	─	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	─	Section 1350 Certification of David M. McClanahan
+32.2	─	Section 1350 Certification of Gary L. Whitlock
+101.INS	─	XBRL Instance Document (1)
+101.SCH	─	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	─	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	─	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	─	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Furnished, not filed.