Form 10-Q
period 2010-06-30
CENTERPOINT ENERGY INC
filed 2010-08-04
CIK 1130310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

As of July 26, 2010, CenterPoint Energy, Inc. had 421,716,690 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, health care reform and financial reform;

•
timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment, including, without limitation, the outcome of the application to change rates submitted to the Public Utility Commission of Texas by CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) in June 2010;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures, and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	the impact of unplanned facility outages;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	changes in interest rates or rates of inflation;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the

ii

results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

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

•
the ability of retail electric providers, and particularly the two largest customers of CenterPoint Houston, which are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

•	our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues	$1,640	$1,756	$4,406	$4,779

Expenses:
Natural gas	710	778	2,499	2,713
Operation and maintenance	398	410	811	824
Depreciation and amortization	188	217	354	417
Taxes other than income taxes	91	88	204	205
Total	1,387	1,493	3,868	4,159
Operating Income	253	263	538	620

Other Income (Expense):
Gain (loss) on marketable securities	55	(22)	21	16
Gain (loss) on indexed debt securities	(46)	32	(24)	5
Interest and other finance charges	(129)	(121)	(258)	(243)
Interest on transition and system restoration bonds	(33)	(36)	(66)	(72)
Equity in earnings of unconsolidated affiliates	11	7	11	12
Other, net	18	3	22	4
Total	(124)	(137)	(294)	(278)

Income Before Income Taxes	129	126	244	342
Income tax expense	(43)	(45)	(91)	(147)
Net Income	$86	$81	$153	$195

Basic Earnings Per Share	$0.24	$0.20	$0.44	$0.49

Diluted Earnings Per Share	$0.24	$0.20	$0.44	$0.49

Dividends Declared Per Share	$0.19	$0.195	$0.38	$0.39

Weighted Average Shares Outstanding, Basic	352	400	347	396

Weighted Average Shares Outstanding, Diluted	354	402	349	399

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2009	June 30, 2010
Current Assets:
Cash and cash equivalents ($163 related to VIEs at June 30, 2010)	$740	$583
Investment in marketable securities	300	316
Accounts receivable, net ($70 related to VIEs at June 30, 2010)	790	716
Accrued unbilled revenues	485	169
Natural gas inventory	189	146
Materials and supplies	138	157
Non-trading derivative assets	39	46
Prepaid expenses and other current assets ($33 related to VIEs at June 30, 2010)	223	219
Total current assets	2,904	2,352

Property, Plant and Equipment:
Property, plant and equipment	14,770	15,382
Less accumulated depreciation and amortization	3,982	4,165
Property, plant and equipment, net	10,788	11,217

Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,752 related to VIEs at June 30, 2010)	3,677	3,540
Non-trading derivative assets	15	17
Investment in unconsolidated affiliates	463	479
Other	230	220
Total other assets	6,081	5,952

Total Assets	$19,773	$19,521

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	June 30, 2010
Current Liabilities:
Short-term borrowings	$55	$32
Current portion of VIE transition and system restoration bonds long-term debt	241	274
Current portion of indexed debt	121	124
Current portion of other long-term debt	541	769
Indexed debt securities derivative	201	196
Accounts payable	648	418
Taxes accrued	148	130
Interest accrued	181	193
Non-trading derivative liabilities	51	63
Accumulated deferred income taxes, net	406	383
Other	445	450
Total current liabilities	3,038	3,032

Other Liabilities:
Accumulated deferred income taxes, net	2,776	2,773
Unamortized investment tax credits	16	13
Non-trading derivative liabilities	42	30
Benefit obligations	861	861
Regulatory liabilities	921	967
Other	361	374
Total other liabilities	4,977	5,018

Long-term Debt:
VIE transition and system restoration bonds	2,805	2,665
Other	6,314	5,745
Total long-term debt	9,119	8,410

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (391,746,779 shares and 421,476,056 shares outstanding at December 31, 2009 and June 30, 2010, respectively)	4	4
Additional paid-in capital	3,671	4,047
Accumulated deficit	(912)	(871)
Accumulated other comprehensive loss	(124)	(119)
Total shareholders’ equity	2,639	3,061

Total Liabilities and Shareholders’ Equity	$19,773	$19,521

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2010
Cash Flows from Operating Activities:
Net income	$153	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354	417
Amortization of deferred financing costs	20	14
Deferred income taxes	78	(37)
Unrealized loss (gain) on marketable securities	(21)	(16)
Unrealized loss (gain) on indexed debt securities	24	(5)
Write-down of natural gas inventory	6	—
Equity in earnings of unconsolidated affiliates, net of distributions	(8)	6
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	641	355
Inventory	332	24
Accounts payable	(502)	(215)
Fuel cost over (under) recovery	(34)	93
Non-trading derivatives, net	18	1
Margin deposits, net	39	(18)
Interest and taxes accrued	(70)	(7)
Net regulatory assets and liabilities	19	26
Other current assets	13	21
Other current liabilities	(29)	(32)
Other assets	(1)	(9)
Other liabilities	20	(3)
Other, net	4	8
Net cash provided by operating activities	1,056	818

Cash Flows from Investing Activities:
Capital expenditures	(504)	(727)
Decrease in restricted cash of transition and system restoration bonds companies	6	1
Investment in unconsolidated affiliates	1	(22)
Cash received from DOE grant	—	33
Other, net	(7)	(4)
Net cash used in investing activities	(504)	(719)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(78)	(23)
Revolving credit facilities, net	(932)	—
Proceeds from long-term debt	500	—
Payments of long-term debt	(110)	(448)
Debt issuance costs	(4)	(2)
Payment of common stock dividends	(133)	(154)
Proceeds from issuance of common stock, net	188	370
Other, net	1	1
Net cash used in financing activities	(568)	(256)

Net Decrease in Cash and Cash Equivalents	(16)	(157)
Cash and Cash Equivalents at Beginning of Period	167	740
Cash and Cash Equivalents at End of Period	$151	$583

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$298	$292
Income taxes, net	55	144
Non-cash transactions:
Accounts payable related to capital expenditures	64	99

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2010, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance was effective for a reporting entity’s first annual reporting period beginning after November 15, 2009. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. As of June 30, 2010, CenterPoint Energy has four VIEs related to transition and system restoration bond companies (see Note 4) which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bond holders have no recourse to the general credit of CenterPoint Energy.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures. CenterPoint Energy expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2009		2010
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$6	$1	$8	$1
Interest cost	29	7	26	6
Expected return on plan assets	(25)	(3)	(28)	(3)
Amortization of prior service credit	1	1	1	1
Amortization of net loss	17	—	14	—
Amortization of transition obligation	—	1	—	1
Net periodic cost	$28	$7	$21	$6

	Six Months Ended June 30,
	2009		2010
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$12	$1	$16	$1
Interest cost	57	14	51	12
Expected return on plan assets	(49)	(5)	(55)	(5)
Amortization of prior service credit	2	2	2	2
Amortization of net loss	34	—	29	—
Amortization of transition obligation	—	3	—	3
Net periodic cost	$56	$15	$43	$13
_________
(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2010 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $9 million and $6 million, respectively, in pension expense during the three months ended June 30, 2009 and 2010, and $13 million and $12 million, respectively, in pension expense during the six months ended June 30, 2009 and 2010.

CenterPoint Energy expects to contribute approximately $9 million to its pension plans in 2010, of which approximately $2 million and $5 million, respectively, was contributed during the three and six months ended June 30, 2010.

CenterPoint Energy expects to contribute approximately $19 million to its postretirement benefits plan in 2010, of which approximately $6 million and $13 million, respectively, was contributed during the three and six months ended June 30, 2010.

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

As of June 30, 2010, CenterPoint Energy has not recognized an allowed equity return of $186 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During both the three months ended June 30, 2009 and 2010, CenterPoint Houston recognized approximately $4 million of the allowed equity return not previously recognized.  During the six months ended June 30, 2009 and 2010, CenterPoint Houston recognized approximately $6 million and $7 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

Texas - June 2010 Rate Filing. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area, including cost data and other information that support a retail base rate increase of at least $76 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston is also requesting to reconcile its current Advanced Metering System (AMS) costs incurred as of March 31, 2010, and to revise the estimated costs to complete the AMS project to reflect $150 million in funds from the $200 million Department of Energy (DOE) stimulus grant awarded to CenterPoint Houston and updated cost information. The reconciliation plan also requests that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In its filing, CenterPoint Houston proposed that the Texas Utility Commission approve an alternative ratemaking mechanism that would allow for the adjustment of rates to reflect changes in certain costs and consumer usage on an annual basis. In an interim order in the rate proceeding, the Texas Utility Commission ruled that that proposal should instead be considered in its now-pending rulemaking regarding alternative ratemaking and will not be addressed in the rate proceeding.

CenterPoint Houston’s filing seeks a return on equity of 11.25% and proposes that rates be based on a capital structure of 50% equity and 50% long-term debt.

Based on the statutory timeline prescribed for action on rate case filings, CenterPoint Energy expects that a decision could be rendered by the Texas Utility Commission as early as late 2010.

Texas - Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas, where the case remains pending.  CenterPoint Houston began collecting the approved amounts in July 2010.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission to recover a total of approximately $14.4 million in costs related to its energy efficiency programs.  The filing seeks authorization to recover certain projected costs for its 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and revenue losses related to the implementation of the 2009 energy efficiency program. The application seeks to begin recovery of these costs through a surcharge beginning in January 2011.  In preliminary orders in this proceeding, the Texas Utility Commission has excluded approximately $2.1 million of the requested performance bonus for the 2009 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $1.4 million of lost revenues associated with the 2009 programs.  A final order is not expected until later this year.

In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by a coalition of nine cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas

Operations have appealed the court’s ruling on the cost of service adjustment mechanism to the 3rd Court of Appeals at Austin, Texas. CenterPoint Energy and CERC do not expect the outcome of this matter to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of $20.4 million, excluding carrying costs of approximately $2 million on its gas inventory. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates as well as adjustments to pension and benefits, accumulated deferred income taxes and other items. The Railroad Commission also approved a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years.  These rates went into effect in March 2010. Gas Operations and other parties are seeking judicial review of the Railroad Commission’s decision in the 261st district court in Travis County, Texas.

Minnesota. In November 2008, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $40.8 million per year, with an overall rate of return of 8.09% (10.24% return on equity).  The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In July 2010, Gas Operations implemented the revised rates approved by the MPUC.  The difference between the amounts approved by the MPUC and amounts collected, $15.9 million as of June 30, 2010, is recorded in other current liabilities and will be refunded to customers in 2010.

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

During the three months ended June 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $40 million, resulting in a net unrealized gain of $3 million.  During the three months ended June 30, 2010, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $13 million and decreased natural gas expense from unrealized net gains of $5 million, resulting in a net unrealized loss of $8 million.  During the six months ended June 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $34 million and decreased natural gas expense from unrealized net gains of $18 million, resulting in a net unrealized loss of $16 million.  During the six months ended June 30, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $17 million and increased natural gas expense from unrealized net losses of $22 million, resulting in a net unrealized loss of $5 million.

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

CenterPoint Energy enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps were based on ten-year normal weather. During the three and six months ended June 30, 2009, CenterPoint Energy recognized losses of $-0- and $3 million, respectively, related to these swaps. During the three and six months ended June 30, 2010, CenterPoint Energy recognized gains of $2 million and losses of $5 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2009 and June 30, 2010, while the latter tables provide a breakdown of the related income statement impact for the three and six months ended June 30, 2009 and 2010.

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

Fair Value of Derivative Instruments
	June 30, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$48	$(2)
Natural gas contracts (1)	Other Assets	17	—
Natural gas contracts (1)	Current Liabilities	17	(156)
Natural gas contracts (1)	Other Liabilities	1	(67)
Indexed debt securities derivative	Current Liabilities	—	(196)
Total		$83	$(421)
_________
(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 741 Bcf or a net 158 Bcf long position.  Of the net long position, basis swaps constitute 86 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 40 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $30 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $112 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets. Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$7	$5
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(43)	(31)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(46)	32
Total		$(82)	$6
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(39) million and $(25) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$84	$49
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(192)	(92)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(24)	5
Total		$(132)	$(38)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(117) million and $(50) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions require CenterPoint Energy to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2009 and June 30, 2010 was $140 million and $144 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $65 million and $59 million, respectively, at December 31, 2009 and June 30, 2010.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2009 and June 30, 2010, $75 million and $84 million, respectively, of additional assets would be required to be posted as collateral.

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

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2010, there were no significant transfers between levels.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2010
	(in millions)
Assets
Corporate equities	$318	$—	$—	$—	$318
Investments in money market funds	42	—	—	—	42
Natural gas derivatives	1	75	7	(20)	63
Total assets	$361	$75	$7	$(20)	$423
Liabilities
Indexed debt securities derivative	$—	$196	$—	$—	$196
Natural gas derivatives	13	210	2	(132)	93
Total liabilities	$13	$406	$2	$(132)	$289
_________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $112 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,
	2009	2010
	(in millions)
Beginning balance	$(26)	$4
Total unrealized gains or (losses):
Included in earnings	1	—
Included in regulatory assets	1	—
Total purchases, sales, other settlements, net:
Included in earnings	—	1
Included in regulatory assets	7	—
Ending balance	$(17)	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Six Months Ended June 30,
	2009	2010
	(in millions)
Beginning balance	$(58)	$(6)
Total unrealized gains or (losses):
Included in earnings	(2)	2
Included in regulatory assets	(16)	(1)
Total purchases, sales, other settlements, net:
Included in earnings	2	1
Included in regulatory assets	57	9
Ending balance	$(17)	$5
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$3

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2009 and June 30, 2010 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions)
Net income	$86	$81	$153	$195
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1, $1, $3 and $3)	4	2	6	5
Total	4	2	6	5
Comprehensive income	$90	$83	$159	$200

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2009	June 30, 2010
	(in millions)
Adjustment related to pension and postretirement plans	$(120)	$(115)
Net deferred loss from cash flow hedges	(4)	(4)
Total accumulated other comprehensive loss	$(124)	$(119)

(9)	Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2009, 391,746,945 shares of CenterPoint Energy common stock were issued and 391,746,779 shares were outstanding. At June 30, 2010, 421,476,222 shares of CenterPoint Energy common stock were issued and 421,476,056 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2009 and June 30, 2010.

During the six months ended June 30, 2010, CenterPoint Energy received proceeds of approximately $42 million from the sale of approximately 3.1 million shares of common stock to its defined contribution plan and proceeds of approximately $7 million from the sale of approximately 0.5 million shares of common stock to participants in its enhanced dividend reinvestment plan.

In June 2010, CenterPoint Energy issued 25.3 million shares of its common stock at a price to the public of $12.90 per share.  CenterPoint Energy received net proceeds from the offering of approximately $315 million, after deducting underwriting discounts and offering expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2009 and June 30, 2010, the facility size was $150 million and $300 million, respectively. As of both December 31, 2009 and June 30, 2010, there were no advances under the receivables facility.

Inventory Financing.  In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $55 million and $32 million as of December 31, 2009 and June 30, 2010, respectively.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in south Louisiana, Mississippi and Texas. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage at inception of the contract was transferred to the third party, the natural gas continued to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the winter heating season. As of December 31, 2009 and June 30, 2010, CenterPoint Energy’s Condensed Consolidated Balance Sheets reflect $10 million and $-0-, respectively, in inventory related to these agreements.

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

Revolving Credit Facilities. As of both December 31, 2009 and June 30, 2010, there were no outstanding borrowings under CenterPoint Energy’s, CenterPoint Houston’s or CERC Corp.’s long-term revolving credit facilities.

As of December 31, 2009 and June 30, 2010, CenterPoint Energy had approximately $25 million and $20 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. As of both December 31, 2009 and June 30, 2010 CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility or by CERC Corp.'s credit facility as of December 31, 2009 and June 30, 2010.  CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of June 30, 2010.

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

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2010, minimum payment obligations for natural gas supply commitments are approximately $262 million for the remaining six months in 2010, $501 million in 2011, $407 million in 2012, $346 million in 2013, $255 million in 2014 and $579 million after 2014.

(b) Capital Commitments

Long-Term Gas Gathering and Treating Agreements. In September 2009, CenterPoint Energy Field Services, Inc. (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.  The gathering facilities are known as the “Magnolia Gathering System.”

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas and expects to place the majority of those facilities in service in the third quarter of 2010 with well connects being the only activity remaining.  CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. As of June 30, 2010, approximately $286 million has been spent on the original project scope, including the purchase of existing facilities.

Under the agreements, Encana or Shell can elect to require CEFS to further expand the facilities in order to gather and treat a total volume of up to 1 Bcf per day, and in March 2010, Encana and Shell exercised initial expansion elections to increase gathering capacity by 200 MMcf per day to 900 MMcf. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service by the first quarter of 2011.  In connection with the expansion, Encana and Shell each made incremental volume commitments for the capacity expansion.

If Encana and Shell elect expansion of the project to gather and treat additional future volumes of up to 1 Bcf per day (including the 200 MMcf per day already elected), CEFS estimates that the expansion would cost as much as $300 million, and Encana and Shell would provide incremental volume commitments.

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

CEFS has integrated the acquired facilities with CEFS’s Magnolia Gathering System, allowing CEFS to commence gathering and treating services immediately for up to 150 MMcf per day of natural gas. Under the terms of the agreements, CEFS will expand the acquired facilities to gather and treat up to 600 MMcf per day of natural gas. Each of the agreements includes volume commitments and dedicated acreage for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

CEFS estimates that the capital cost to purchase the existing facilities and construct new facilities for the Olympia Gathering System to gather 600 MMcf per day will be as much as $400 million. As of June 30, 2010, approximately $141 million has been spent on this project, including the purchase of existing facilities.  If Encana and Shell elect,

CEFS will expand the project to gather and treat additional future volumes of up to 520 MMcf per day, for a total Olympia Gathering System capacity of up to 1.1 Bcf per day.  CEFS estimates that the incremental  expansion to 1.1 Bcf per day would cost as much as an additional $200 million.  Encana and Shell would provide incremental volume commitments in connection with expansions of the Olympia Gathering System.

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

At June 30, 2010, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers in 2010.  As of June 30, 2010, the amount to be refunded from the environmental expense tracker account was $8.3 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $5.0 million at June 30, 2010, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $89 million as of June 30, 2010. As of June 30, 2010, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three and six months ended June 30, 2009, the effective tax rate was 33% and 37%, respectively.  During the three and six months ended June 30, 2010, the effective tax rate was 36% and 43%, respectively.  The most significant item affecting the comparability of the effective tax rate for the three months ended June 30, 2009 and 2010 is a tax settlement with RRI that occurred on June 30, 2009.  The comparability of the effective tax rate for the six months ended June 30, 2009 and 2010 is primarily affected by a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset by approximately $32 million in March 2010.  The portion of the reduction that CenterPoint Energy believes will be recovered through the regulatory process, or approximately $11 million, has been recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in CenterPoint Energy’s deferred tax asset has been reflected as a charge to income tax expense.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits at December 31, 2009 and June 30, 2010:

	December 31, 2009	June 30, 2010
	(in millions)
Unrecognized tax benefits	$187	$196
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	10	12
Interest accrued on unrecognized tax benefits	3	8

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $61 million or increase by as much as $82 million over the next 12 months primarily as a result of the tax normalization issue described in Note 4(a), a temporary difference, and the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination described in the following paragraph.

On July 1, 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns.  The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Energy’s casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike.  Pursuant to an election made by CenterPoint Energy, the casualty loss deduction was taken in the taxable year preceding the taxable year in which the hurricane occurred.  CenterPoint Energy has filed an administrative appeal with the IRS Appeals Office and intends to vigorously defend its reporting of the casualty loss.  CenterPoint Energy has considered the effects of the proposed disallowance of the casualty loss deduction by the IRS in its accrual for uncertain income tax positions as of June 30, 2010.  Additionally, the casualty loss deduction is a temporary difference and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

(13)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.00% Zero-Premium Exchangeable Subordinated Notes due 2029 indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,900	$10,413	$9,453	$10,296

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$86	$81	$153	$195

Weighted average shares outstanding	352,461,000	399,515,000	346,660,000	396,203,000

Basic earnings per share:
Net income	$0.24	$0.20	$0.44	$0.49

Diluted earnings per share calculation:
Net income	$86	$81	$153	$195

Weighted average shares outstanding	352,461,000	399,515,000	346,660,000	396,203,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	396,000	560,000	439,000	568,000
Restricted stock	1,423,000	1,918,000	1,423,000	1,918,000
Weighted average shares assuming dilution	354,280,000	401,993,000	348,522,000	398,689,000

Diluted earnings per share:
Net income	$0.24	$0.20	$0.44	$0.49
_________
(1)
Options to purchase 3,528,676 shares and 2,590,400 shares were outstanding for the three and six months ended June 30, 2009, respectively, and options to purchase 1,616,951 shares were outstanding for both the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

(15)	Reportable Business Segments

CenterPoint Energy’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the CenterPoint Energy Form 10-K. CenterPoint Energy uses operating income as the measure of profit or loss for its business segments.

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the non-rate regulated natural gas gathering, processing and treating operations. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Financial data for business segments are as follows (in millions):

	For the Three Months Ended June 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$521	(1)	$—	$162
Natural Gas Distribution	516		2	2
Competitive Natural Gas Sales and Services	430		2	6
Interstate Pipelines	119		36	61
Field Services	51		5	23
Other Operations	3		—	(1)
Eliminations	—		(45)	—
Consolidated	$1,640		$—	$253

	For the Three Months Ended June 30, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$562	(1)	$—	$158
Natural Gas Distribution	462		3	10
Competitive Natural Gas Sales and Services	550		10	(6)
Interstate Pipelines	113		35	67
Field Services	66		14	31
Other Operations	3		—	3
Eliminations	—		(62)	—
Consolidated	$1,756		$—	$263

	For the Six Months Ended June 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2009
Electric Transmission & Distribution	$933	(1)	$—	$232	$9,755
Natural Gas Distribution	1,934		5	120	4,535
Competitive Natural Gas Sales and Services	1,190		7	8	1,176
Interstate Pipelines	236		72	130	3,484
Field Services	107		6	49	1,045
Other Operations	6		—	(1)	2,261	(2)
Eliminations	—		(90)	—	(2,483)
Consolidated	$4,406		$—	$538	$19,773

	For the Six Months Ended June 30, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of June 30, 2010
Electric Transmission & Distribution	$1,044	(1)	$—	$265	$9,711
Natural Gas Distribution	1,995		7	149	4,463
Competitive Natural Gas Sales and Services	1,394		18	9	1,147
Interstate Pipelines	216		70	139	3,568
Field Services	124		24	54	1,428
Other Operations	6		—	4	1,982	(2)
Eliminations	—		(119)	—	(2,778)
Consolidated	$4,779		$—	$620	$19,521
_________
(1)
Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended June 30, 2009 and 2010 represented approximately $151 million and $132 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in both the three months ended June 30, 2009 and 2010 represented approximately $42 million of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the six months ended June 30, 2009 and 2010 represented approximately $293 million and $267 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the six months ended June 30, 2009 and 2010 represented approximately $79 million and $84 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2009 and June 30, 2010 are pension and other postemployment related regulatory assets of $731 million and $709 million, respectively.

(16)	Subsequent Events

On July 22, 2010, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.195 per share of common stock payable on September 10, 2010, to shareholders of record as of the close of business on August 16, 2010.

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

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treating Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.  The gathering facilities are known as the “Magnolia Gathering System.”

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas and expects to place the majority of those facilities in service in the third quarter of 2010 with only well connects remaining.  CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million.  As of June 30, 2010, approximately $286 million has been spent on the original project scope, including the purchase of existing facilities.

Under the agreements, Encana or Shell can elect to require CEFS to further expand the facilities in order to gather and treat a total volume of up to 1 billion cubic feet (Bcf) per day, and in March 2010, Encana and Shell exercised initial expansion elections to increase gathering capacity by 200 MMcf per day to 900 MMcf. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service by the first quarter of 2011.  In connection with the expansion, Encana and Shell each made incremental volume commitments for the capacity expansion.

If Encana and Shell elect expansion of the project to gather and treat additional future volumes of up to 1 Bcf per day (including the 200 MMcf per day already elected), CEFS estimates that the expansion would cost as much as $300 million, and Encana and Shell would provide incremental volume commitments.

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

CEFS has integrated the acquired facilities with CEFS’s Magnolia Gathering System, allowing CEFS to commence gathering and treating services immediately for up to 150 MMcf per day of natural gas. Under the terms of the agreements, CEFS will expand the acquired facilities to gather and treat up to 600 MMcf per day of natural gas. Each of the agreements includes volume commitments and dedicated acreage for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

CEFS estimates that the capital cost to purchase the existing facilities and construct new facilities for the Olympia Gathering System to gather 600 MMcf per day will be as much as $400 million. As of June 30, 2010, approximately $141 million has been spent on this project, including the purchase of existing facilities.  If Encana and Shell elect, CEFS will expand the project to gather and treat additional future volumes of up to 520 MMcf per day, for a total Olympia Gathering System capacity of up to 1.1 Bcf per day.  CEFS estimates that the incremental expansion to 1.1 Bcf per day would cost as much as an additional $200 million.  Encana and Shell would provide incremental volume commitments in connection with expansions of the Olympia Gathering System.

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) that it had been selected for a $200 million grant for its advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, CenterPoint Houston and the DOE completed negotiations and finalized the agreement. The DOE will reimburse CenterPoint Houston 50% of its eligible costs until the total amount of the grant has been paid.  Through June 30, 2010, CenterPoint Houston has requested $42 million of grant proceeds from the DOE of which $33 million has been received.  CenterPoint Houston will use $150 million of the grant funding to accelerate completion of its current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston will use the other $50 million from the grant to begin deployment of an electric distribution grid automation strategy in a portion of its service territory over the next three years.  It is expected that the portion of the IG project subject to funding by DOE will cost approximately $115 million.  CenterPoint Houston believes the IG has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for its distribution system.

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

CenterPoint Houston Rate Case

As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Public Utility Commission of Texas (Texas Utility Commission) and the cities in its service area, including cost data and other information that support a retail base rate increase for delivery charges of at least $76 million to the retail electric providers (REPs) that sell electricity to end-use customers in CenterPoint Houston’s service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston is also requesting to reconcile its current AMS costs incurred as of March 31, 2010, and to revise the estimated costs to complete the AMS project to reflect $150 million in funds from the $200 million DOE stimulus grant awarded to CenterPoint Houston as discussed above, and updated cost information. The reconciliation plan also requests that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In its filing, CenterPoint Houston proposed that the Texas Utility Commission approve an alternative ratemaking mechanism that would allow for the adjustment of rates to reflect changes in certain costs and consumer usage on an annual basis. In an interim order in the rate proceeding, the Texas Utility Commission ruled that that proposal should instead be considered in its now-pending rulemaking regarding alternative ratemaking and will not be addressed in the rate proceeding.

CenterPoint Houston’s filing seeks a return on equity of 11.25% and proposes that rates be based on a capital structure of 50% equity and 50% long-term debt.

Based on the statutory timeline prescribed for action on rate case filings, we expect that a decision could be rendered by the Texas Utility Commission as early as late 2010.

Equity Offering

In June 2010, we issued 25.3 million shares of our common stock at a price to the public of $12.90 per share.  We received net proceeds from the offering of approximately $315 million, after deducting underwriting discounts and offering expenses.

Financial Reform Legislation

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

For example, corporate governance provisions in Dodd-Frank will increase required disclosures regarding executive compensation and are expected to result in rules requiring companies to provide shareholders with access to the director nomination process and to submit "say-on-pay" resolutions for consideration by shareholders, perhaps as early as the 2011 annual meeting.

Although Dodd-Frank includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. Nevertheless, from the language of Dodd-Frank and its legislative history, it does not appear that our derivatives trading activities will be subject to substantially more regulation than is currently in place, though the new regulations may increase the costs associated with trading and/or decrease the number of available trading counterparties.

The SEC is charged with adopting new regulations regarding securitization transactions such as those which CenterPoint Houston has sponsored for recovery of stranded costs and costs related to storm restoration.  Proposed securitization regulations issued by the SEC before passage of Dodd-Frank would provide exemptions for utility securitizations such as those previously sponsored by CenterPoint Houston from some of the requirements that would be applicable to securitization transactions generally.  If those proposed regulations are ultimately adopted to implement Dodd-Frank requirements, similar securitizations sponsored by CenterPoint Houston might not be subject to the regulatory scheme generally prescribed in Dodd-Frank.

Dodd-Frank also makes substantial changes to the regulatory oversight of the credit rating agencies that are typically engaged to rate the securities of us and our subsidiaries.  Those provisions include the elimination of certain exemptions the credit agencies have previously enjoyed from liabilities under the securities laws, the treatment of ratings agencies as “experts” when their ratings are used in connection with securities offerings and the elimination of a safe harbor under Regulation FD for information provided to credit rating agencies.  Following enactment of Dodd-Frank, the three principal rating agencies announced that they would not consent to the inclusion of their ratings in registered public offerings of securities, but the SEC has issued guidance that mitigates, at least for the present time, the impacts of the new restrictions on some securities offerings.  It is presently unknown what effect implementation of these new provisions ultimately will have on the activities or costs associated with the credit rating process.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$1,640	$1,756	$4,406	$4,779
Expenses	1,387	1,493	3,868	4,159
Operating Income	253	263	538	620
Interest and Other Finance Charges	(129)	(121)	(258)	(243)
Interest on Transition and System Restoration Bonds	(33)	(36)	(66)	(72)
Equity in Earnings of Unconsolidated Affiliates	11	7	11	12
Other Income, net	27	13	19	25
Income Before Income Taxes	129	126	244	342
Income Tax Expense	(43)	(45)	(91)	(147)
Net Income	$86	$81	$153	$195

Basic Earnings Per Share	$0.24	$0.20	$0.44	$0.49

Diluted Earnings Per Share	$0.24	$0.20	$0.44	$0.49

Three months ended June 30, 2010 compared to three months ended June 30, 2009

We reported consolidated net income of $81 million ($0.20 per diluted share) for the three months ended June 30, 2010 compared to $86 million ($0.24 per diluted share) for the same period in 2009. The decrease in net income of $5 million was primarily due to a $14 million decrease related to interest income on Hurricane Ike restoration costs recorded in 2009 included in Other Income, net, a $4 million decrease in the equity in earnings of unconsolidated affiliates and a $2 million increase in income tax expense.  These decreases in net income were partially offset by a $10 million increase in operating income (discussed by segment below) and an $8 million decrease in interest expense, excluding transition and system restoration bond-related interest expense.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

We reported consolidated net income of $195 million ($0.49 per diluted share) for the six months ended June 30, 2010 compared to $153 million ($0.44 per diluted share) for the same period in 2009. The increase in net income of $42 million was primarily due to a $82 million increase in operating income (discussed by segment below), a change in net gain (loss) on our indexed debt and marketable securities of $24 million included in Other Income, net and a $15 million decrease in interest expense, excluding transition and system restoration bond-related interest expense. These increases in net income were partially offset by a $56 million increase in income tax expense and a $14 million decrease related to interest income on Hurricane Ike restoration costs recorded in 2009 included in Other Income, net.

Income Tax Expense

During the three and six months ended June 30, 2009, the effective tax rate was 33% and 37%, respectively.  During the three and six months ended June 30, 2010, the effective tax rate was 36% and 43%, respectively.  The most significant item affecting the comparability of the effective tax rate for the three months ended June 30, 2009 and 2010 is a tax settlement with RRI which occurred on June 30, 2009.  The comparability of the effective tax rate for the six months ended June 30, 2009 and 2010 is primarily affected by a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset by approximately $32 million in March 2010.  The portion of the reduction that CenterPoint Energy believes will be recovered through the regulatory process, or approximately $11 million, has been recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in CenterPoint Energy’s deferred tax asset has been reflected as a charge to income tax expense.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for the three and six months ended June 30, 2009 and 2010.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Electric Transmission & Distribution	$162	$158	$232	$265
Natural Gas Distribution	2	10	120	149
Competitive Natural Gas Sales and Services	6	(6)	8	9
Interstate Pipelines	61	67	130	139
Field Services	23	31	49	54
Other Operations	(1)	3	(1)	4
Total Consolidated Operating Income	$253	$263	$538	$620

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues:
Electric transmission and distribution utility	$432	$449	$778	$835
Transition and system restoration bond companies	89	113	155	209
Total revenues	521	562	933	1,044
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	181	204	369	394
Depreciation and amortization, excluding transition and system restoration bond companies	69	71	137	144
Taxes other than income taxes	53	52	106	104
Transition and system restoration bond companies	56	77	89	137
Total expenses	359	404	701	779
Operating Income	$162	$158	$232	$265

Operating Income:
Electric transmission and distribution utility	$129	$122	$166	$193
Transition and system restoration bond companies (1)	33	36	66	72
Total segment operating income	$162	$158	$232	$265

Throughput (in gigawatt-hours (GWh)):
Residential	6,831	7,064	10,798	12,237
Total	19,841	20,174	34,983	36,610

Number of metered customers at end of period:
Residential	1,846,908	1,866,699	1,846,908	1,866,699
Total	2,092,209	2,113,695	2,092,209	2,113,695
__________
(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Electric Transmission & Distribution business segment reported operating income of $158 million for the three months ended June 30, 2010, consisting of $122 million from the regulated electric transmission and distribution utility (TDU) and $36 million related to transition and system restoration bond companies. For the three months ended June 30, 2009, operating income totaled $162 million, consisting of $129 million from the TDU and $33 million related to transition bond companies. TDU revenues increased $17 million primarily due to revenues from implementation of AMS ($12 million), higher revenues due to customer growth ($5 million) from the addition of over 21,000 new customers, higher transmission-related revenues ($5 million) and increased usage ($2 million) in part due to favorable weather, partially offset by a credit to customers related to deferred income taxes associated with Hurricane Ike storm restoration costs ($6 million).  Operation and maintenance expenses increased $23 million due primarily to higher transmission costs billed by transmission providers ($7 million) and increased AMS project expenses ($5 million), increased labor and benefit costs ($5 million) and increased insurance costs ($2 million).  Increased depreciation expense is related to increased investment in AMS ($5 million) and other capital additions ($1 million), partially offset by reduced transportation equipment depreciation ($4 million) as the account is fully depreciated.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Electric Transmission & Distribution business segment reported operating income of $265 million for the six months ended June 30, 2010, consisting of $193 million from the TDU and $72 million related to transition and system restoration bond companies. For the six months ended June 30, 2009, operating income totaled $232 million, consisting of $166 million from the TDU and $66 million related to transition bond companies. TDU revenues increased $57 million primarily due to increase in use ($28 million), in part caused by favorable weather, revenues from implementation of AMS ($21 million), higher transmission-related revenues ($11 million) and higher revenues due to customer growth ($8 million) from the addition of over 21,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($12 million).  Operation and maintenance expenses increased $25 million primarily due to higher transmission costs billed by transmission providers ($10 million), AMS project expenses ($8 million), increased labor costs ($5 million) and insurance costs ($2 million).  Increased depreciation expense is related to increased investment in AMS ($9 million) and other capital additions ($2 million), partially offset by reduced transportation equipment depreciation ($4 million) as described above.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$518	$465	$1,939	$2,002
Expenses:
Natural gas	295	244	1,340	1,383
Operation and maintenance	152	144	321	311
Depreciation and amortization	41	44	81	84
Taxes other than income taxes	28	23	77	75
Total expenses	516	455	1,819	1,853
Operating Income	$2	$10	$120	$149

Throughput (in Bcf):
Residential	20	16	98	112
Commercial and industrial	46	49	123	136
Total Throughput	66	65	221	248

Number of customers at period end:
Residential	2,961,941	2,973,013	2,961,941	2,973,013
Commercial and industrial	241,875	244,089	241,875	244,089
Total	3,203,816	3,217,102	3,203,816	3,217,102

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Natural Gas Distribution business segment reported operating income of $10 million for the three months ended June 30, 2010 compared to $2 million for the three months ended June 30, 2009.  Operating income increased $8 million primarily as a result of rate increases ($6 million), lower pension and other benefits costs ($4 million), higher non-volumetric revenues ($2 million) and lower bad debt expense ($2 million).  These were partially offset by lower throughput ($4 million), primarily caused by warmer weather, and increased labor costs ($3 million).

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Natural Gas Distribution business segment reported operating income of $149 million for the six months ended June 30, 2010 compared to operating income of $120 million for the six months ended June 30, 2009.  Operating income increased $29 million primarily as a result of rate increases ($10 million), higher throughput ($8 million), including the effect of adding 11,000 residential customers, lower bad debt expense ($7 million) in part due to improved collection efforts, lower pension and other benefits costs ($6 million) and increased non-volumetric revenues ($4 million).  These were partially offset by higher labor costs ($5 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$432	$560	$1,197	$1,412
Expenses:
Natural gas	414	554	1,166	1,380
Operation and maintenance	10	10	20	19
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	1	1	2
Total expenses	426	566	1,189	1,403
Operating Income (Loss)	$6	$(6)	$8	$9

Throughput (in Bcf)	114	128	255	269

Number of customers at period end	10,878	11,694	10,878	11,694

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $6 million for the three months ended June 30, 2010 compared to operating income of $6 million for the three months ended June 30, 2009.  The decrease in operating income of $12 million is primarily due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the second quarter of 2010 of $8 million versus a favorable impact of $3 million for the same period in 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $9 million for the six months ended June 30, 2010 compared to $8 million for the six months ended June 30, 2009. The increase in operating income of $1 million was due to the improvement of the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the first six months of 2010 of $5 million versus $16 million for the same period in 2009.  A further favorable impact of $5 million is attributable to the $6 million write down of natural gas inventory in the first half of 2009 to the lower of cost or market as compared to a write down of less than $1 million in the first half of 2010.  Offsetting these increases to operating income is a $15 million decrease in margin attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$155	$148	$308	$286
Expenses:
Natural gas	34	24	63	34
Operation and maintenance	41	35	76	70
Depreciation and amortization	12	13	24	26
Taxes other than income taxes	7	9	15	17
Total expenses	94	81	178	147
Operating Income	$61	$67	$130	$139

Transportation throughput (in Bcf):	396	400	857	838

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Interstate Pipeline business segment reported operating income of $67 million for the three months ended June 30, 2010 compared to $61 million for the three months ended June 30, 2009.  Margins (revenues less natural gas costs) increased $3 million primarily due to new contracts for the phase IV Carthage to Perryville pipeline expansion ($12 million), partially offset by reduced off-system transportation margins and ancillary services ($9 million).  Lower operations and maintenance expenses ($6 million) were partially offset by higher depreciation and amortization expenses ($1 million) related to asset additions and increased taxes other than income ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $9 million and $4 million for the three months ended June 30, 2009 and 2010, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The second quarter of 2009 benefited from the receipt of a one-time fee related to the construction of the pipeline and a reduction in estimated property taxes.  Our 50% share of those amounts was approximately $5 million.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Interstate Pipeline business segment reported operating income of $139 million for the six months ended June 30, 2010 compared to $130 million for the six months ended June 30, 2009. Margins increased by $7 million primarily due to new contracts for the phase IV Carthage to Perryville pipeline expansion ($24 million) and new power plant transportation contracts ($2 million), partially offset by reduced ancillary services and off-system transportation margins ($19 million). Lower operation and maintenance expenses ($6 million) were partially offset by increased depreciation and amortization expenses ($2 million) related to new assets and increased taxes other than income increased ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $7 million for both the six months ended June 30, 2009 and 2010, from its 50% interest in SESH.  The 2009 results include a non-cash pre-tax charge of $5 million to reflect SESH’s discontinued use of guidance for accounting for regulated operations which was largely offset by the receipt of a one-time fee in the second quarter of 2009 related to the construction of the pipeline and reduced property taxes totaling approximately $5 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$56	$80	$113	$148
Expenses:
Natural gas	11	18	18	34
Operation and maintenance	18	25	37	46
Depreciation and amortization	3	5	7	11
Taxes other than income taxes	1	1	2	3
Total expenses	33	49	64	94
Operating Income	$23	$31	$49	$54

Gathering throughput (in Bcf):	102	156	206	284

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Field Services business segment reported operating income of $31 million for the three months ended June 30, 2010 compared to $23 million for the three months ended June 30, 2009.  Increased margins from new projects and core gathering services ($12 million) and increased commodity prices ($5 million) more than offset the increase in operating expenses ($9 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $3 million in the three months ended June 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Field Services business segment reported operating income of $54 million for the six months ended June 30, 2010 compared to $49 million for the six months ended June 30, 2009. Increased margins from new projects and core gathering services ($15 million) and increased commodity prices ($4 million) more than offset the increase in operating expenses ($14 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $5 million in the six months ended June 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and six months ended June 30, 2009 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$3	$3	$6	$6
Expenses	4	—	7	2
Operating Income (Loss)	$(1)	$3	$(1)	$4

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009	2010
	(in millions)
Cash provided by (used in):
Operating activities	$1,056	$818
Investing activities	(504)	(719)
Financing activities	(568)	(256)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2010 decreased $238 million compared to the same period in 2009 primarily due to decreased cash related to gas storage inventory ($309 million), increased tax payments ($89 million) and increased net margin deposits ($57 million), which were partially offset by increased cash provided by fuel cost recovery ($127 million) and increased net income ($42 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2010 increased $215 million compared to the same period in 2009 due primarily to increased capital expenditures ($223 million) primarily related to Field Services projects and increased investment in unconsolidated affiliates ($23 million), which were partially offset by cash received from the DOE grant ($33 million).

Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2010 decreased $312 million compared to the same period in 2009 primarily due to decreased repayments of borrowings under revolving credit facilities ($932 million), increased proceeds from the issuance of common stock ($182 million) and increased short-term borrowings ($55 million), which were partially offset by decreased proceeds from long-term debt ($500 million), increased payments of long-term debt ($338 million) and increased common stock dividend payments ($21 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2010 include the following:

•	capital expenditures of approximately $760 million;

•	maturing long-term debt aggregating approximately $200 million;

•	scheduled principal payments on transition and system restoration bonds of $134 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand, borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining six months of 2010. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $89 million as of June 30, 2010.  As of June 30, 2010, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

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

Equity Financing Transactions. During the six months ended June 30, 2010, we received proceeds of approximately $42 million from the sale of approximately 3.1 million shares of common stock to our defined contribution plan and proceeds of approximately $7 million from the sale of approximately 0.5 million shares of common stock to participants in our enhanced dividend reinvestment plan.

In June 2010, we issued 25.3 million shares of our common stock at a price to the public of $12.90 per share.  We received net proceeds from the offering of approximately $315 million, after deducting underwriting discounts and offering expenses.

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

Credit and Receivables Facilities. As of July 26, 2010, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at July 26, 2010 (1)		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$20	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	—		June 29, 2012
October 9, 2009	CERC	Receivables	215	—		October 8, 2010
__________
(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to incur incremental borrowings on a consolidated basis at June 30, 2010 of approximately $2.0 billion.  The EBITDA covenant would have permitted us to utilize the full capacity of our credit facilities of $2.4 billion at June 30, 2010 if a qualifying natural disaster had occurred during the previous twelve months and securitization financing permitted under Texas law to recover restoration costs had not yet occurred. Amounts advanced under CERC’s receivables facility are not treated as outstanding indebtedness in the debt to EBITDA covenant calculation.

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

Temporary Investments. As of July 26, 2010, CenterPoint Houston had external temporary investments of $333 million, which excludes funds held in trust for the payment of debt service on transition and system restoration bonds.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of August 3, 2010, Moody’s Investor Services, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Ba1	Positive	BBB-	Stable	BBB-	Stable
CenterPoint Houston Senior Secured Debt	A3	Stable	BBB+	Stable	A-	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Positive	BBB	Stable	BBB	Stable
__________
(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A "stable" outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

We cannot assure you that the ratings set forth above will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are included for informational purposes and are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2010, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

CERC Corp. and its subsidiaries purchase natural gas from one supplier under supply agreements that contain an aggregate credit threshold of $120 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Under these agreements, CERC may need to provide collateral if the aggregate threshold is exceeded. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2010, the amount posted as collateral aggregated approximately $132 million ($85 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2010, unsecured credit limits extended to CES by counterparties aggregate $243 million; however, utilized credit capacity was $81 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $183 million as of June 30, 2010.  The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding at June 30, 2010. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of June 30, 2010, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.  The American Recovery and Reinvestment Act of 2009 allows us to defer until 2014 taxes due as a result of the retirement of ZENS notes that would have otherwise been payable in 2009 or 2010 and pay such taxes over the period from 2014 through 2018. Accordingly, if on June 30, 2010, all ZENS notes had been exchanged for cash, we could have deferred taxes of approximately $389 million that would have otherwise been payable in 2010.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of our senior notes, aggregating $950 million in principal amount as of June 30, 2010, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including our weather hedging arrangements, and gas purchases, gas price and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of this Form 10-Q.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2010, the recorded fair value of our non-trading energy derivatives was a net liability of $142 million (before collateral). The net liability consisted of a net liability of $157 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $15 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their June 30, 2010 levels would have increased the fair value of our non-trading energy derivatives net liability by $24 million.  However, the consolidated income statement impact of this same 10% decrease in market prices would be a decrease in income of $3 million.

The above analysis of the non-trading energy derivatives utilized for commodity price risk management purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas to which the hedges relate or on our recovery through price stabilization activities. Furthermore, the non-trading energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of non-trading energy derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above is expected to be substantially offset by a favorable impact on the underlying hedged physical transactions.

Interest Rate Risk

As of June 30, 2010, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

We had no floating-rate obligations at December 31, 2009 and June 30, 2010.

At December 31, 2009 and June 30, 2010, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.9 billion and $9.5 billion, respectively, in principal amount and having a fair value of $10.4 billion and $10.3 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 13 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $221 million if interest rates were to decline by 10% from their levels at June 30, 2010. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $124 million at June 30, 2010 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $20 million if interest rates were to decline by 10% from levels at June 30, 2010. Changes in the fair value of the derivative component, a $196 million recorded liability at June 30, 2010, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2010 levels, the fair value of the derivative component liability would increase by approximately $4 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2010 aggregate market value of these shares would result in a net loss of approximately $7 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Item 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part I of our 2009 Form 10-K.

We are a holding company that conducts all of our business operations through subsidiaries, primarily CenterPoint Houston and CERC Corp.  The following information about risks, along with any additional legal proceedings identified or referenced in Part II, Item 1 “Legal Proceedings” of this Form 10-Q and in “Legal Proceedings” in Item 3 of our 2009 Form 10-K, summarize the principal risk factors associated with the businesses conducted by each of these subsidiaries.

Risk Factors Affecting Our Electric Transmission & Distribution Business

Following the exhaustion of all judicial appeals in its true-up proceeding, CenterPoint Houston may lose certain tax benefits and/or may not recover the full amount of its true-up request.  Such a result could have an adverse impact on CenterPoint Houston’s results of operations, financial condition and cash flows.

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

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of June 30, 2010, CenterPoint Houston did business with approximately 92 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and thus remains at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications from REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A subsidiary of NRG Energy, Inc., NRG Retail LLC, acquired the Texas retail business of RRI, and its subsidiaries are together considered the largest REP in CenterPoint Houston’s service territory. Approximately 39% of CenterPoint Houston’s $200 million in billed receivables from REPs at June 30, 2010 was owed by subsidiaries of NRG Retail LLC and approximately 13% of the $200 million in billed receivables was owed by subsidiaries of TXU Energy Retail Company LLC (TXU Energy).  Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.  If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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

CERC is subject to risk associated with changes in the price of natural gas. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which CERC operates thereby resulting in decreased sales and transportation volumes and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase CERC’s working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels.  Additionally, a decrease in natural gas prices could increase the amount of collateral that CERC must provide under its hedging arrangements.

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

The revenues and results of operations of CERC’s interstate pipelines and field services businesses are subject to fluctuations in the supply and price of natural gas and natural gas liquids and regulatory and other issues impacting our customers’ production decisions.

CERC’s interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States. The level of drilling and production activity in these regions is dependent on economic and business factors beyond our control. The primary factor affecting both the level of drilling activity and production volumes is natural gas pricing. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the regions served by our gathering and pipeline transportation systems and our natural gas treating and processing activities. A sustained decline could also lead producers to shut in production from their existing wells. Other factors that impact production decisions include the level of production costs relative to other available production, producers’ access to needed capital and the cost of that capital, access to drilling rigs, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Regulatory changes include the potential for more restrictive rules governing the use of hydraulic fracturing, a process used in the extraction of natural gas from shale reservoir formations, and the use of groundwater in that process. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves or to shut in production from existing reserves. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on CERC’s results of operations, financial condition and cash flows.

CERC’s results of operations from these businesses are also affected by the prices of natural gas and natural gas liquids (NGL). NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs and crude oil depend upon factors beyond our control. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors.

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

As of June 30, 2010, we had $9.6 billion of outstanding indebtedness on a consolidated basis, which includes $2.9 billion of non-recourse transition and system restoration bonds. As of June 30, 2010, approximately $815 million principal amount of this debt is required to be paid through 2012. This amount excludes principal repayments of approximately $724 million on transition and system restoration bonds, for which a dedicated revenue stream exists. Our future financing activities may be significantly affected by, among other things:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from us;

•	incremental collateral that may be required due to regulation of derivatives; and

•	provisions of relevant tax and securities laws.

As of June 30, 2010, CenterPoint Houston had outstanding approximately $2.5 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which we are obligated and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, CenterPoint Houston had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2010. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $89 million as of June 30, 2010.  As of June 30, 2010, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI’s creditors might be made against us as its former owner.

In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory. In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction. Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify us and our subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

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

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they further occur, could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of our pension plan. These reductions increased non-cash pension expense in 2009 which impacted 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

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

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues. Another possible climate change is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Award to Chairman. In June 2010, we awarded Milton Carroll, our non-executive Chairman of the Board of Directors, 25,000 shares of our common stock pursuant to his compensation arrangements. We relied on a private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 5.    OTHER INFORMATION

The ratio of earnings to fixed charges for the six months ended June 30, 2009 and 2010 was 1.70 and 2.05, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

We were successful at reaching an agreement with the International Brotherhood of Electric Workers (IBEW) Union Local 66 for a new three year contract effective May 26, 2010.  The IBEW Local 66 members ratified the agreement in a vote held on July 1, 2010.

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

Date: August 4, 2010

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