Form 10-Q
period 2010-09-30
CENTERPOINT ENERGY INC
filed 2010-10-28
CIK 1130310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

As of October 15, 2010, CenterPoint Energy, Inc. had 423,184,236 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, pipeline safety, health care reform, financial reform and tax legislation;

•
timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment, including, without limitation, the outcome of the application to change rates submitted to the Public Utility Commission of Texas by CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) in June 2010;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	the impact of unplanned facility outages;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	changes in interest rates or rates of inflation;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Revenues	$1,576	$1,908	$5,982	$6,687

Expenses:
Natural gas	582	808	3,081	3,521
Operation and maintenance	415	444	1,226	1,268
Depreciation and amortization	208	243	562	660
Taxes other than income taxes	84	86	288	291
Total	1,289	1,581	5,157	5,740
Operating Income	287	327	825	947

Other Income (Expense):
Gain on marketable securities	47	19	68	35
Loss on indexed debt securities	(30)	(5)	(54)	—
Interest and other finance charges	(126)	(121)	(384)	(364)
Interest on transition and system restoration bonds	(32)	(34)	(98)	(106)
Equity in earnings (losses) of unconsolidated affiliates	(3)	10	8	22
Other, net	9	3	31	7
Total	(135)	(128)	(429)	(406)

Income Before Income Taxes	152	199	396	541
Income tax expense	(38)	(76)	(129)	(223)
Net Income	$114	$123	$267	$318

Basic Earnings Per Share	$0.31	$0.29	$0.75	$0.79

Diluted Earnings Per Share	$0.31	$0.29	$0.74	$0.78

Dividends Declared Per Share	$0.19	$0.195	$0.57	$0.585

Weighted Average Shares Outstanding, Basic	370	422	357	405

Weighted Average Shares Outstanding, Diluted	372	425	359	408

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2009	September 30, 2010
Current Assets:
Cash and cash equivalents ($84 related to VIEs at September 30, 2010)	$740	$99
Investment in marketable securities	300	335
Accounts receivable, net ($73 related to VIEs at September 30, 2010)	790	691
Accrued unbilled revenues	485	152
Natural gas inventory	189	242
Materials and supplies	138	162
Non-trading derivative assets	39	72
Taxes receivable	—	113
Prepaid expenses and other current assets ($36 related to VIEs at September 30, 2010)	223	277
Total current assets	2,904	2,143

Property, Plant and Equipment:
Property, plant and equipment	14,770	15,635
Less accumulated depreciation and amortization	3,982	4,215
Property, plant and equipment, net	10,788	11,420

Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,654 related to VIEs at September 30, 2010)	3,677	3,444
Non-trading derivative assets	15	22
Investment in unconsolidated affiliates	463	480
Other	230	194
Total other assets	6,081	5,836

Total Assets	$19,773	$19,399

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	September 30, 2010
Current Liabilities:
Short-term borrowings	$55	$73
Current portion of VIE transition and system restoration bonds long-term debt	241	283
Current portion of indexed debt	121	125
Current portion of other long-term debt	541	570
Indexed debt securities derivative	201	201
Accounts payable	648	384
Taxes accrued	148	142
Interest accrued	181	132
Non-trading derivative liabilities	51	69
Accumulated deferred income taxes, net	406	438
Other	445	464
Total current liabilities	3,038	2,881

Other Liabilities:
Accumulated deferred income taxes, net	2,776	2,839
Unamortized investment tax credits	16	11
Non-trading derivative liabilities	42	26
Benefit obligations	861	863
Regulatory liabilities	921	978
Other	361	405
Total other liabilities	4,977	5,122

Long-term Debt:
VIE transition and system restoration bonds	2,805	2,522
Other	6,314	5,745
Total long-term debt	9,119	8,267

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (391,746,779 shares and 423,119,026 shares outstanding at December 31, 2009 and September 30, 2010, respectively)	4	4
Additional paid-in capital	3,671	4,071
Accumulated deficit	(912)	(830)
Accumulated other comprehensive loss	(124)	(116)
Total shareholders’ equity	2,639	3,129

Total Liabilities and Shareholders’ Equity	$19,773	$19,399

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash Flows from Operating Activities:
Net income	$267	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562	660
Amortization of deferred financing costs	29	21
Deferred income taxes	250	112
Unrealized gain on marketable securities	(68)	(35)
Unrealized loss on indexed debt securities	54	—
Write-down of natural gas inventory	6	6
Equity in earnings (losses) of unconsolidated affiliates, net of distributions	(4)	4
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	796	434
Inventory	190	(83)
Taxes receivable	(108)	(113)
Accounts payable	(527)	(283)
Fuel cost over (under) recovery	(53)	43
Non-trading derivatives, net	24	(16)
Margin deposits, net	89	(38)
Interest and taxes accrued	(93)	(56)
Net regulatory assets and liabilities	19	23
Other current assets	(1)	17
Other current liabilities	(18)	(38)
Other assets	1	(8)
Other liabilities	14	2
Other, net	8	13
Net cash provided by operating activities	1,437	983

Cash Flows from Investing Activities:
Capital expenditures	(809)	(1,053)
Decrease (increase) in restricted cash of transition and system restoration bonds companies	3	(1)
Decrease in notes receivable from unconsolidated affiliates	323	—
Investment in unconsolidated affiliates	(111)	(21)
Cash received from DOE grant	—	58
Other, net	12	3
Net cash used in investing activities	(582)	(1,014)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(113)	18
Revolving credit facilities, net	(1,431)	—
Proceeds from commercial paper, net	15	—
Proceeds from long-term debt	500	—
Payments of long-term debt	(215)	(783)
Debt issuance costs	(4)	(2)
Payment of common stock dividends	(202)	(236)
Proceeds from issuance of common stock, net	489	392
Other, net	—	1
Net cash used in financing activities	(961)	(610)

Net Decrease in Cash and Cash Equivalents	(106)	(641)
Cash and Cash Equivalents at Beginning of Period	167	740
Cash and Cash Equivalents at End of Period	$61	$99

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$507	$505
Income taxes, net	57	210
Non-cash transactions:
Accounts payable related to capital expenditures	77	104

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of September 30, 2010, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance was effective for a reporting entity’s first annual reporting period beginning after November 15, 2009. CenterPoint Energy’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. As of September 30, 2010, CenterPoint Energy has four VIEs consisting of transition and system restoration bond companies (see Note 4) which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bond holders have no recourse to the general credit of CenterPoint Energy.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures. CenterPoint Energy expects that the adoption of certain disclosure requirements effective in 2011 will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2009		2010
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$7	$—	$8	$—
Interest cost	28	7	26	7
Expected return on plan assets	(24)	(2)	(27)	(2)
Amortization of net loss	17	—	15	—
Amortization of transition obligation	—	2	—	2
Net periodic cost	$28	$7	$22	$7

	Nine Months Ended September 30,
	2009		2010
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$19	$1	$24	$1
Interest cost	85	21	77	19
Expected return on plan assets	(73)	(7)	(82)	(7)
Amortization of prior service credit	2	2	2	2
Amortization of net loss	51	—	44	—
Amortization of transition obligation	—	5	—	5
Net periodic cost	$84	$22	$65	$20
_________
(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2010 in excess of the 2007 base year amount is being deferred for rate making purposes until the conclusion of its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $8 million and $6 million, respectively, in pension expense during the three months ended September 30, 2009 and 2010, and $21 million and $18 million, respectively, in pension expense during the nine months ended September 30, 2009 and 2010.

CenterPoint Energy expects to contribute approximately $9 million to its pension plans in 2010, of which approximately $1 million and $6 million, respectively, were contributed during the three and nine months ended September 30, 2010.

CenterPoint Energy expects to contribute approximately $25 million to its postretirement benefits plan in 2010, of which approximately $6 million and $19 million, respectively, were contributed during the three and nine months ended September 30, 2010.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Energy’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Energy anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court which heard oral argument in October 2009.  On October 22, 2010, the Texas Supreme Court issued an opinion affirming the judgment of the court of appeals.  The Texas Supreme Court’s decision does not have an impact on CenterPoint Energy’s or CenterPoint Houston’s financial position, results of operations or cash flows.

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

As of September 30, 2010, CenterPoint Energy has not recognized an allowed equity return of $181 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During both the three months ended September 30, 2009 and 2010, CenterPoint Houston recognized approximately $5 million of the allowed equity return not previously recognized.  During the nine months ended September 30, 2009 and 2010, CenterPoint Houston recognized approximately $11 million and $12 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

Texas - June 2010 Rate Filing. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area, including cost data and other information that support a retail base rate increase of $92 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

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

Hearings concerning the request concluded on October 15, 2010. Based on the statutory timeline prescribed for action on rate case filings, CenterPoint Houston expects that a decision could be rendered by the Texas Utility Commission as early as late 2010.

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

In October 2010, amended rules of the Texas Utility Commission relating to the Transmission Cost Recovery Factor (TCRF) became effective.  The amended rules permit a distribution service provider (DSP) such as CenterPoint Houston to defer for future recovery increases in transmission costs that are charged to the DSP by transmission service providers (TSPs) during the interim period before the DSP is authorized to request an adjustment to its TCRF.  The TCRF permits a DSP to recover from REPs approved changes in transmission charges from TSPs, but the TCRF can be changed by the DSP only twice per year on application to the Texas Utility Commission.  The revised rules permit DSPs to obtain full recovery of the increased transmission charges.

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

Minnesota. In November 2008, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $40.8 million per year, with an overall rate of return of 8.09% (10.24% return on equity).  The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In July 2010, Gas Operations implemented the revised rates approved by the MPUC and in August 2010 completed the refund to customers of the difference between the amounts approved by the MPUC and amounts collected. In October 2010, the MPUC approved a request by Gas Operations to implement a rate adjustment to increase its conservation improvement plan (CIP) recovery rate from $9.7 million annually to $23.2 million annually.  In addition, the MPUC approved a $1.4 million incentive based on CenterPoint Energy’s 2009 CIP program.

(c) Renewal of Affiliate Pipeline Transportation and Storage Service Agreements

In April 2010, Gas Operations and CenterPoint Energy Gas Transmission (CEGT) began negotiations to renew the pipeline transportation and storage service agreements that were scheduled to expire on March 31, 2012 and covered Arkansas, Louisiana, Oklahoma and Texas.  In May 2010, Gas Operations and CEGT reached agreement to renew the contracts for terms extending through March 31, 2021, and sought approval of the contracting process from the appropriate regulatory commissions.  Gas Operations and CEGT expect all the state regulatory commissions to issue orders approving the contract renewals before the end of October 2010.

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

During the three months ended September 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $31 million, resulting in a net unrealized loss of $6 million.  During the three months ended September 30, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $28 million and increased natural gas expense from unrealized net losses of $9 million, resulting in a net unrealized gain of $19 million.  During the nine months ended September 30, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $71 million and decreased natural gas expense from unrealized net gains of $49 million, resulting in a net unrealized loss of $22 million.  During the nine months ended September 30, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $45 million and increased natural gas expense from unrealized net losses of $31 million, resulting in a net unrealized gain of $14 million.

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

CenterPoint Energy enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three and nine months ended September 30, 2009, CenterPoint Energy recognized losses of $-0- and $3 million, respectively, related to these swaps. During the three and nine months ended September 30, 2010, CenterPoint Energy recognized losses of $-0- and $5 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2009 and September 30, 2010, while the latter tables provide a breakdown of the related income statement impact for the three and nine months ended September 30, 2009 and 2010.

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

Fair Value of Derivative Instruments
	September 30, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$77	$(5)
Natural gas contracts (1)	Other Assets	22	—
Natural gas contracts (1)	Current Liabilities	17	(181)
Natural gas contracts (1)	Other Liabilities	1	(63)
Indexed debt securities derivative	Current Liabilities	—	(201)
Total		$117	$(450)
_________
(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 721 Bcf or a net 113 Bcf long position.  Of the net long position, basis swaps constitute 81 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 34 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $1 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $131 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets. Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for financial natural gas derivatives and non-retail related physical natural gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$(4)	$41
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(27)	(41)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(30)	(5)
Total		$(61)	$(5)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(31) million and $(24) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$80	$90
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(218)	(133)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(54)	—
Total		$(192)	$(43)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(148) million and $(74) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2009 and September 30, 2010 was $140 million and $149 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $65 million and $61 million, respectively, at December 31, 2009 and September 30, 2010.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2009 and September 30, 2010, $75 million and $87 million, respectively, of additional assets would be required to be posted as collateral.

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

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2010, there were no significant transfers between levels.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2010
	(in millions)
Assets
Corporate equities	$336	$—	$—	$—	$336
Investments in money market funds	50	—	—	—	50
Natural gas derivatives	5	105	7	(23)	94
Total assets	$391	$105	$7	$(23)	$480
Liabilities
Indexed debt securities derivative	$—	$201	$—	$—	$201
Natural gas derivatives	16	229	4	(154)	95
Total liabilities	$16	$430	$4	$(154)	$296
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $131 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,
	2009	2010
	(in millions)
Beginning balance	$(17)	$5
Total unrealized gains (losses):
Included in earnings	2	—
Included in regulatory assets	3	—
Total purchases, sales, other settlements, net:
Included in earnings	1	(2)
Ending balance	$(11)	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Nine Months Ended September 30,
	2009	2010
	(in millions)
Beginning balance	$(58)	$(6)
Total unrealized gains (losses):
Included in earnings	—	2
Included in regulatory assets	(13)	(1)
Total purchases, sales, other settlements, net:
Included in earnings	3	(1)
Included in regulatory assets	57	9
Ending balance	$(11)	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$4

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2009 and September 30, 2010 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

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

CenterPoint Energy performed the test as of July 1, 2010, its annual impairment testing date, and determined that no impairment existed.

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions)
Net income	$114	$123	$267	$318
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2, $2, $5 and $5)	3	2	9	7
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0- and $-0-)	—	1	—	1
Total	3	3	9	8
Comprehensive income	$117	$126	$276	$326

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2009	September 30, 2010
	(in millions)
Adjustment related to pension and postretirement plans	$(120)	$(113)
Net deferred loss from cash flow hedges	(4)	(3)
Total accumulated other comprehensive loss	$(124)	$(116)

(9)	Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2009, 391,746,945 shares of CenterPoint Energy common stock were issued and 391,746,779 shares were outstanding. At September 30, 2010, 423,119,192 shares of CenterPoint Energy common stock were issued and 423,119,026 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2009 and September 30, 2010.

During the nine months ended September 30, 2010, CenterPoint Energy received proceeds of approximately $60 million from the sale of approximately 4.3 million shares of common stock to its defined contribution plan and proceeds of approximately $11 million from the sale of approximately 0.8 million shares of common stock to participants in its enhanced dividend reinvestment plan.

In June 2010, CenterPoint Energy issued 25.3 million shares of its common stock at a price to the public of $12.90 per share.  CenterPoint Energy received net proceeds from the offering of approximately $315 million, after deducting underwriting discounts and offering expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On September 15, 2010, CERC amended its receivables facility to extend the termination date to September 14, 2011.  Availability under CERC’s 364-day receivables facility ranges from $160 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2009 and September 30, 2010, the facility size was $150 million and $160 million, respectively. As of both December 31, 2009 and September 30, 2010, there were no advances under the receivables facility.

Inventory Financing.  In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 31, 2012. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $55 million and $73 million as of December 31, 2009 and September 30, 2010, respectively.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in south Louisiana, Mississippi and Texas that extend through March 31, 2016. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage at inception of the contract was transferred to the third party, the natural gas continued to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the winter heating season. As of December 31, 2009 and September 30, 2010, CenterPoint Energy’s Condensed Consolidated Balance Sheets reflect $10 million and $-0-, respectively, in inventory related to these agreements.

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

Revolving Credit Facilities. As of both December 31, 2009 and September 30, 2010, there were no outstanding borrowings under CenterPoint Energy’s, CenterPoint Houston’s or CERC Corp.’s long-term revolving credit facilities.

As of December 31, 2009 and September 30, 2010, CenterPoint Energy had approximately $25 million and $20 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. As of both December 31, 2009 and September 30, 2010, CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility or by CERC Corp.'s credit facility as of December 31, 2009 or September 30, 2010.  CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of September 30, 2010.

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

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2010, minimum payment obligations for natural gas supply commitments are approximately $169 million for the remaining three months in 2010, $491 million in 2011, $397 million in 2012, $339 million in 2013, $251 million in 2014 and $581 million after 2014.

(b) Capital Commitments

Long-Term Gas Gathering and Treating Agreements

Magnolia Gathering System.  In September 2009, CenterPoint Energy Field Services, Inc. (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana.  Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Magnolia Gathering System) from Encana and Shell in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

During the third quarter of 2010, CEFS substantially completed the initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of September 30, 2010, CEFS had spent approximately $294 million on the original project scope, including the purchase of the original facilities, and expects to incur up to an additional $31 million to complete this expansion.

Pursuant to an expansion election made by Encana and Shell in March 2010, CEFS is further expanding the Magnolia Gathering System to increase its gathering and treating capacity by an additional 200 MMcf per day, increasing the aggregate capacity of the system to 900 MMcf per day. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service in the first quarter of 2011.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of the Magnolia Gathering System by up to an additional 800 MMcf per day, bringing the total system capacity to 1.7 Bcf per day.   CEFS estimates that the cost to expand the capacity of the Magnolia Gathering System by an additional

800 MMcf per day would be as much as $240 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Olympia Gathering System.  In April 2010, CEFS entered into additional long-term agreements with Encana and Shell to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in northwest Louisiana.

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of September 30, 2010, CEFS had spent approximately $210 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $190 million to complete this expansion.  CEFS expects the full 600 MMcf per day of capacity will be in service in the first quarter of 2011.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to 1.1 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

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

At September 30, 2010, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers in 2010.  Such refund was completed in August 2010. The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $5.0 million at September 30, 2010, to be used to mitigate future environmental costs. The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of September 30, 2010. CERC believes that market conditions currently may require posting of security under the agreement, and the parties are in discussions as to required security.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three and nine months ended September 30, 2009, the effective tax rate was 25% and 33%, respectively.  During the three and nine months ended September 30, 2010, the effective tax rate was 38% and 41%, respectively.  The most significant item affecting the comparability of the effective tax rate for the three months ended September 30, 2009 and 2010 is CenterPoint Energy’s 2009 settlement of its federal income tax return examinations for tax years 2004 and 2005.  As a result of the settlement, CenterPoint Energy recognized a reduction in the liability for uncertain tax positions of approximately $41 million, which included approximately $4 million of uncertain tax positions existing as of December 31, 2008 that reduced income tax expense.  Additionally, CenterPoint Energy reduced income tax expense by approximately $9 million related to a reduction in accrued interest during the three months ended September 30, 2009.  The comparability of the effective tax rate for the nine months ended September 30, 2009 and 2010 is primarily affected by the 2009 settlement described above and a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset by approximately $32 million in March 2010.  The portion of the reduction that CenterPoint Energy believes will be recovered through the regulatory process, or approximately $11 million, was recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in CenterPoint Energy’s deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits at December 31, 2009 and September 30, 2010:

	December 31, 2009	September 30, 2010
	(in millions)
Unrecognized tax benefits	$187	$223
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	10	13
Interest accrued on unrecognized tax benefits	3	10

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $203 million or increase by as much as $17 million over the next 12 months primarily as a result of the tax normalization issue described in Note 4(a), a temporary difference, and the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination described in the following paragraph.

On July 1, 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns.  The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Energy’s casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike.  Pursuant to an election made by CenterPoint Energy, the casualty loss deduction was taken in the taxable year preceding the taxable year in which the hurricane occurred.  CenterPoint Energy has filed an administrative appeal with the IRS Appeals Office and intends to vigorously defend its reporting of the casualty loss.  CenterPoint Energy has considered the effects of the proposed disallowance of the casualty loss deduction by the IRS in its accrual for uncertain income tax positions as of September 30, 2010.  Additionally, the casualty loss deduction is a temporary difference and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

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

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,900	$10,413	$9,120	$10,215

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$114	$123	$267	$318

Weighted average shares outstanding	369,512,000	422,178,000	356,570,000	404,957,000

Basic earnings per share:
Net income	$0.31	$0.29	$0.75	$0.79

Diluted earnings per share calculation:
Net income	$114	$123	$267	$318

Weighted average shares outstanding	369,512,000	422,178,000	356,570,000	404,957,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	514,000	548,000	459,000	529,000
Restricted stock	1,716,000	2,242,000	1,716,000	2,242,000
Weighted average shares assuming dilution	371,742,000	424,968,000	358,745,000	407,728,000

Diluted earnings per share:
Net income	$0.31	$0.29	$0.74	$0.78

(1)
Options to purchase 2,521,030 shares were outstanding for both the three and nine months ended September 30, 2009, respectively, and options to purchase 1,522,444 shares were outstanding for both the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended September 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$608	(1)	$—	$218
Natural Gas Distribution	400		2	(15)
Competitive Natural Gas Sales and Services	395		4	(8)
Interstate Pipelines	119		34	64
Field Services	51		12	23
Other Operations	3		—	5
Eliminations	—		(52)	—
Consolidated	$1,576		$—	$287

	For the Three Months Ended September 30, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$655	(1)	$—	$212
Natural Gas Distribution	395		3	(4)
Competitive Natural Gas Sales and Services	638		9	7
Interstate Pipelines	136		34	68
Field Services	81		13	40
Other Operations	3		—	4
Eliminations	—		(59)	—
Consolidated	$1,908		$—	$327

	For the Nine Months Ended September 30, 2009
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2009
Electric Transmission & Distribution	$1,541	(1)	$—	$450	$9,755
Natural Gas Distribution	2,334		7	105	4,535
Competitive Natural Gas Sales and Services	1,585		11	—	1,176
Interstate Pipelines	355		106	194	3,484
Field Services	158		18	72	1,045
Other Operations	9		—	4	2,261	(2)
Eliminations	—		(142)	—	(2,483)
Consolidated	$5,982		$—	$825	$19,773

	For the Nine Months Ended September 30, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of September 30, 2010
Electric Transmission & Distribution	$1,699	(1)	$—	$477	$9,642
Natural Gas Distribution	2,390		10	145	4,493
Competitive Natural Gas Sales and Services	2,032		27	16	1,138
Interstate Pipelines	352		104	207	3,627
Field Services	205		37	94	1,577
Other Operations	9		—	8	1,969	(2)
Eliminations	—		(178)	—	(3,047)
Consolidated	$6,687		$—	$947	$19,399

(1)
Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended September 30, 2009 and 2010 represented approximately $200 million and $179 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the three months ended September 30, 2009 and 2010 represented approximately $59 million and $57 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of NRG Retail LLC in the nine months ended September 30, 2009 and 2010 represented approximately $493 million and $447 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the nine months ended September 30, 2009 and 2010 represented approximately $138 million and $141 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Included in total assets of Other Operations as of December 31, 2009 and September 30, 2010 are pension and other postemployment related regulatory assets of $731 million and $697 million, respectively.

(16)	Subsequent Events

On October 21, 2010, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.195 per share of common stock payable on December 10, 2010, to shareholders of record as of the close of business on November 16, 2010.

In October 2010, CEFS completed the sale of certain non-strategic gathering assets resulting in a gain of approximately $20 million.

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

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treating Agreements

Magnolia Gathering System.  In September 2009, CenterPoint Energy Field Services, Inc. (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana.  Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Magnolia Gathering System) from Encana and Shell in northwest Louisiana. Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

During the third quarter of 2010, CEFS substantially completed the initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of September 30, 2010, CEFS had spent approximately $294 million on the original project scope, including the purchase of the original facilities, and expects to incur up to an additional $31 million to complete this expansion.

Pursuant to an expansion election made by Encana and Shell in March 2010, CEFS is further expanding the Magnolia Gathering System to increase its gathering and treating capacity by an additional 200 MMcf per day, increasing the aggregate capacity of the system to 900 MMcf per day. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service in the first quarter of 2011.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of the Magnolia Gathering System by up to an additional 800 MMcf per day, bringing the total system capacity to 1.7 billion cubic feet (Bcf) per day.   CEFS estimates that the cost to expand the capacity of the Magnolia Gathering System by an additional 800 MMcf per day would be as much as $240 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Olympia Gathering System.  In April 2010, CEFS entered into additional long-term agreements with Encana and Shell to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in northwest Louisiana.

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of September 30, 2010, CEFS had spent approximately $210 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $190 million to complete this expansion.  CEFS expects the full 600 MMcf per day of capacity will be in service in the first quarter of 2011.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to 1.1 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) that it had been selected for a $200 million grant for its advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, CenterPoint Houston and the DOE completed negotiations and finalized the agreement. The DOE will reimburse CenterPoint Houston 50% of its eligible costs until the total amount of the grant has been paid.  Through September 30, 2010, CenterPoint Houston has requested $70 million of grant proceeds from the DOE of which $58 million has been received. CenterPoint Houston will use $150 million of the grant funding to accelerate completion of its current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston will use the other $50 million from the grant to begin deployment of an electric distribution grid automation strategy in a portion of its service territory over the next three years.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  CenterPoint Houston believes the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for its distribution system.

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

CenterPoint Houston Rate Case

As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Public Utility Commission of Texas (Texas Utility Commission) and the cities in its service area, including cost data and other information that support a retail base rate increase of $92 million for delivery charges to the retail electric providers (REPs) that sell electricity to end-use customers in CenterPoint Houston’s service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston is also requesting to reconcile its current AMS costs incurred as of March 31, 2010, and to revise the estimated costs to complete the AMS project to reflect $150 million in funds from the $200 million DOE stimulus grant awarded to CenterPoint Houston as discussed above and updated cost information. The reconciliation plan also requests that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

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

Hearings concerning the request concluded on October 15, 2010.  Based on the statutory timeline prescribed for action on rate case filings, CenterPoint Houston expects that a decision could be rendered by the Texas Utility Commission as early as late 2010.

Financial Reform Legislation

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

Dodd-Frank provisions will increase required disclosures regarding executive compensation, including submission to shareholders of "say-on-pay" resolutions, perhaps as early as the 2011 annual meeting. New rules adopted by the SEC, which would not apply to us until 2012, are intended to provide shareholders with access to the director nomination process, but those rules have been stayed by the SEC in light of pending legal challenges.

Although Dodd-Frank includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC. The SEC is charged with adopting new regulations regarding securitization transactions such as the asset-backed securitizations CenterPoint Houston has sponsored for recovery of stranded costs and costs related to storm restoration.  Dodd-Frank also includes new whistleblower provisions.

Dodd-Frank also makes substantial changes to the regulatory oversight of the credit rating agencies that are typically engaged to rate our securities and those of our subsidiaries.  It is presently unknown what effect implementation of these new provisions ultimately will have on the activities or costs associated with the credit rating process.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$1,576	$1,908	$5,982	$6,687
Expenses	1,289	1,581	5,157	5,740
Operating Income	287	327	825	947
Interest and Other Finance Charges	(126)	(121)	(384)	(364)
Interest on Transition and System Restoration Bonds	(32)	(34)	(98)	(106)
Equity in Earnings (Losses) of Unconsolidated Affiliates	(3)	10	8	22
Other Income, net	26	17	45	42
Income Before Income Taxes	152	199	396	541
Income Tax Expense	(38)	(76)	(129)	(223)
Net Income	$114	$123	$267	$318

Basic Earnings Per Share	$0.31	$0.29	$0.75	$0.79

Diluted Earnings Per Share	$0.31	$0.29	$0.74	$0.78

Three months ended September 30, 2010 compared to three months ended September 30, 2009

We reported consolidated net income of $123 million ($0.29 per diluted share) for the three months ended September 30, 2010 compared to $114 million ($0.31 per diluted share) for the same period in 2009. The increase in net income of $9 million was primarily due to a $40 million increase in operating income (discussed by segment below), a $13 million increase in equity in earnings of unconsolidated affiliates and a $5 million decrease in interest expense, excluding transition and system restoration bond-related interest expense. These increases were partially offset by a $38 million increase in income tax expense and a $6 million decrease related to interest income on Hurricane Ike restoration costs recorded in 2009 included in Other Income, net.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

We reported consolidated net income of $318 million ($0.78 per diluted share) for the nine months ended September 30, 2010 compared to $267 million ($0.74 per diluted share) for the same period in 2009. The increase in net income of $51 million was primarily due to a $122 million increase in operating income (discussed by segment below), a change in net gain (loss) on our indexed debt and marketable securities of $21 million included in Other Income, net and a $20 million decrease in interest expense, excluding transition and system restoration bond-related interest expense. These increases were partially offset by a $94 million increase in income tax expense and a $20 million decrease related to interest income on Hurricane Ike restoration costs recorded in 2009 included in Other Income, net.

Income Tax Expense

During the three and nine months ended September 30, 2009, the effective tax rate was 25% and 33%, respectively.  During the three and nine months ended September 30, 2010, the effective tax rate was 38% and 41%, respectively.  The most significant item affecting the comparability of the effective tax rate for the three months ended September 30, 2009 and 2010 is CenterPoint Energy’s 2009 settlement of its federal income tax return examinations for tax years 2004 and 2005.  As a result of the settlement, CenterPoint Energy recognized a reduction in the liability for uncertain tax positions of approximately $41 million, which included approximately $4 million of uncertain tax positions existing as of December 31, 2008 that reduced income tax expense.  Additionally, CenterPoint Energy reduced income tax expense by approximately $9 million related to a reduction in accrued interest in 2009.  The comparability of the effective tax rate for the nine months ended September 30, 2009 and 2010 is primarily affected by the 2009 settlement described above and a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset by approximately $32 million in March 2010.  The portion of the reduction that CenterPoint Energy believes will be recovered through the regulatory process, or approximately $11 million, was recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in CenterPoint Energy’s deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for the three and nine months ended September 30, 2009 and 2010.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Electric Transmission & Distribution	$218	$212	$450	$477
Natural Gas Distribution	(15)	(4)	105	145
Competitive Natural Gas Sales and Services	(8)	7	—	16
Interstate Pipelines	64	68	194	207
Field Services	23	40	72	94
Other Operations	5	4	4	8
Total Consolidated Operating Income	$287	$327	$825	$947

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of our Quarterly Report on  Form 10-Q for the quarter ended June 30, 2010 (Second Quarter Form 10-Q).

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues:
Electric transmission and distribution utility	$503	$520	$1,281	$1,355
Transition and system restoration bond companies	105	135	260	344
Total revenues	608	655	1,541	1,699
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	194	215	563	609
Depreciation and amortization, excluding transition and system restoration bond companies	70	75	207	219
Taxes other than income taxes	52	52	158	156
Transition and system restoration bond companies	74	101	163	238
Total expenses	390	443	1,091	1,222
Operating Income	$218	$212	$450	$477

Operating Income:
Electric transmission and distribution utility	$187	$178	$353	$371
Transition and system restoration bond companies (1)	31	34	97	106
Total segment operating income	$218	$212	$450	$477

Throughput (in gigawatt-hours (GWh)):
Residential	9,243	9,262	20,041	21,499
Total	22,963	23,342	57,947	59,952

Number of metered customers at end of period:
Residential	1,849,158	1,868,421	1,849,158	1,868,421
Total	2,094,847	2,115,595	2,094,847	2,115,595

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Electric Transmission & Distribution business segment reported operating income of $212 million for the three months ended September 30, 2010, consisting of $178 million from the regulated electric transmission and distribution utility (TDU) and $34 million related to transition and system restoration bond companies. For the three months ended September 30, 2009, operating income totaled $218 million, consisting of $187 million from the TDU and $31 million related to transition bond companies. TDU revenues increased $17 million primarily due to revenues from implementation of AMS ($12 million), higher revenues due to customer growth ($6 million) from the addition of nearly 21,000 new customers and higher transmission-related revenues ($5 million), partially offset by the credit to customers relating to deferred income taxes associated with Hurricane Ike storm restoration costs ($9 million).  Operation and maintenance expenses increased $21 million due primarily to higher transmission costs billed by transmission providers ($7 million), increased AMS project expenses ($7 million) and other operation and maintenance cost increases ($7 million).  Increased depreciation expense is related to increased investment in AMS ($5 million).

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Electric Transmission & Distribution business segment reported operating income of $477 million for the nine months ended September 30, 2010, consisting of $371 million from the TDU and $106 million related to transition and system restoration bond companies. For the nine months ended September 30, 2009, operating income totaled $450 million, consisting of $353 million from the TDU and $97 million related to transition bond companies. TDU revenues increased $74 million primarily due to increased revenues from implementation of AMS ($34 million), increased use ($25 million), in part caused by favorable weather, higher transmission-related revenues ($16 million) and higher revenues due to customer growth ($14 million) from the addition of nearly 21,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($21 million).  Operation and maintenance expenses increased $46 million primarily due to higher transmission costs billed by transmission providers ($17 million), AMS project expenses ($15 million), other operation and maintenance cost increases ($7 million), increased labor costs ($5 million) and increased insurance costs ($2 million).  Increased depreciation expense is related to increased investment in AMS ($14 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$402	$398	$2,341	$2,400
Expenses:
Natural gas	198	180	1,538	1,563
Operation and maintenance	157	160	478	471
Depreciation and amortization	40	40	121	124
Taxes other than income taxes	22	22	99	97
Total expenses	417	402	2,236	2,255
Operating Income (Loss)	$(15)	$(4)	$105	$145

Throughput (in Bcf):
Residential	13	13	111	125
Commercial and industrial	41	46	164	182
Total Throughput	54	59	275	307

Number of customers at period end:
Residential	2,954,095	2,969,452	2,954,095	2,969,452
Commercial and industrial	241,036	242,032	241,036	242,032
Total	3,195,131	3,211,484	3,195,131	3,211,484

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Natural Gas Distribution business segment reported an operating loss of $4 million for the three months ended September 30, 2010 compared to an operating loss of $15 million for the three months ended September 30, 2009.  Operating loss decreased $11 million primarily as a result of rate increases ($9 million), lower pension and other benefits costs ($4 million), higher throughput revenues ($3 million) and higher non-volumetric revenues ($2 million).  These were partially offset by other expenses ($4 million) and increased labor costs ($3 million).

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Natural Gas Distribution business segment reported operating income of $145 million for the nine months ended September 30, 2010 compared to operating income of $105 million for the nine months ended September 30, 2009.  Operating income increased $40 million primarily as a result of rate increases ($19 million), higher throughput ($11 million), including the effect of adding approximately 16,000 customers, lower pension and other benefits costs ($10 million), increased non-volumetric revenues ($9 million) and lower bad debt expense ($7 million) in part due to improved collection efforts.  These were partially offset by higher labor costs ($8 million) and other expenses ($8 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$399	$647	$1,596	$2,059
Expenses:
Natural gas	396	629	1,562	2,009
Operation and maintenance	10	10	30	29
Depreciation and amortization	1	1	3	3
Taxes other than income taxes	—	—	1	2
Total expenses	407	640	1,596	2,043
Operating Income (Loss)	$(8)	$7	$—	$16

Throughput (in Bcf)	115	135	370	404

Number of customers at period end	10,934	11,883	10,934	11,883

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $7 million for the three months ended September 30, 2010 compared to an operating loss of $8 million for the three months ended September 30, 2009.  The increase in operating income of $15 million is due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for the third quarter of 2010 of $19 million versus an unfavorable impact of $6 million for the same period in 2009.  Offsetting this increase is a $6 million write-down of natural gas inventory in the current quarter compared to no write-down for the same quarter last year.  The remaining $4 million decrease in margin is attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $16 million for the nine months ended September 30, 2010 compared to $-0- for the nine months ended September 30, 2009. The increase in operating income of $16 million was due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for the first nine months of 2010 of $14 million versus the unfavorable impact of $22 million for the same period in 2009.  Offsetting this increase to operating income is a $20 million decrease in margin attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads. Additionally, a $6 million write-down of natural gas inventory to the lower of cost or market occurred in each of the nine-month periods ended September 30, 2009 and September 30, 2010.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$153	$170	$461	$456
Expenses:
Natural gas	22	38	85	72
Operation and maintenance	47	42	123	112
Depreciation and amortization	12	13	36	39
Taxes other than income taxes	8	9	23	26
Total expenses	89	102	267	249
Operating Income	$64	$68	$194	$207

Transportation throughput (in Bcf)	378	422	1,235	1,260

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Interstate Pipeline business segment reported operating income of $68 million for the three months ended September 30, 2010 compared to $64 million for the three months ended September 30, 2009.  Margins (revenues less natural gas costs) increased $1 million primarily due to contracts for the phase IV Carthage to Perryville pipeline expansion ($10 million) and new power plant transportation contracts ($2 million), partially offset by reduced off-system transportation margins and ancillary services ($11 million).  Lower operations and maintenance expenses ($5 million) were partially offset by higher depreciation and amortization expenses ($1 million) related to asset additions and increased taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded an equity loss of $5 million and equity income of $8 million for the three months ended September 30, 2009 and 2010, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The equity loss in the third quarter of 2009 included a non-cash pre-tax charge of approximately $11 million associated with the write-off of certain regulatory assets resulting from SESH’s discontinued use of guidance for accounting for regulated operations.  These amounts are included in Equity in Earnings (Losses) of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Interstate Pipeline business segment reported operating income of $207 million for the nine months ended September 30, 2010 compared to $194 million for the nine months ended September 30, 2009. Margins increased by $8 million primarily due to new contracts for the phase IV Carthage to Perryville pipeline expansion ($34 million) and new power plant transportation contracts ($4 million), partially offset by reduced ancillary services, off-system and other transportation margins ($30 million). Lower operation and maintenance expenses ($11 million) were partially offset by increased depreciation and amortization expenses ($3 million) related to new assets and increased taxes other than income increased ($3 million).

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $15 million for the nine months ended September 30, 2009 and 2010, from its 50% interest in SESH.  The 2009 results include a non-cash pre-tax charge of approximately $16 million to reflect SESH’s discontinued use of guidance for accounting for regulated operations which was largely offset by the receipt of a one-time fee of approximately $5 million in the second quarter of 2009 related to the construction of the pipeline and reduced property taxes. These amounts are included in Equity in Earnings (Losses) of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Risks Common to Our Businesses and Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$63	$94	$176	$242
Expenses:
Natural gas	18	19	36	53
Operation and maintenance	17	29	54	75
Depreciation and amortization	4	6	11	17
Taxes other than income taxes	1	—	3	3
Total expenses	40	54	104	148
Operating Income	$23	$40	$72	$94

Gathering throughput (in Bcf)	106	180	312	464

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Field Services business segment reported operating income of $40 million for the three months ended September 30, 2010 compared to $23 million for the three months ended September 30, 2009.  Increased margins from new projects and core gathering services ($29 million) and increased commodity prices ($1 million) offset the increase in operating expenses ($13 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $3 million in the three months ended September 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in Earnings (Losses) of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Field Services business segment reported operating income of $94 million for the nine months ended September 30, 2010 compared to $72 million for the nine months ended September 30, 2009. Increased margins from new projects and core gathering services ($47 million) and increased commodity prices ($2 million) offset the increase in operating expenses ($27 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $6 million and $8 million in the nine months ended September 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in Earnings (Losses) of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three and nine months ended September 30, 2009 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$3	$3	$9	$9
Expenses	(2)	(1)	5	1
Operating Income	$5	$4	$4	$8

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings" in Item 7 of Part II of our 2009 Form 10-K, "Risk Factors" in Item 1A of Part II of our Second Quarter Form 10-Q and "Cautionary Statement Regarding Forward-Looking Information."

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010
	(in millions)
Cash provided by (used in):
Operating activities	$1,437	$983
Investing activities	(582)	(1,014)
Financing activities	(961)	(610)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2010 decreased $454 million compared to the same period in 2009 due to decreased cash related to gas storage inventory ($269 million), increased tax payments ($153 million), increased net margin deposits ($127 million) and decreased cash provided by net accounts receivable/payable ($118 million), which were partially offset by cash provided by fuel cost recovery ($96 million) and increased net income ($51 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2010 increased $432 million compared to the same period in 2009 due to increased capital expenditures ($244 million), primarily related to Field Services projects, and decreased cash from notes receivable from unconsolidated affiliates ($323 million), which were partially offset by decreased investment in unconsolidated affiliates ($90 million) and cash received from the DOE grant ($58 million).

Cash Used in Financing Activities

Net cash used in financing activities in the first nine months of 2010 decreased $351 million compared to the same period in 2009 due to decreased repayments of borrowings under revolving credit facilities ($1.4 billion) and increased short-term borrowings ($131 million), which were partially offset by increased payments of long-term debt ($568 million), decreased proceeds from long-term debt ($500 million), decreased proceeds from the issuance of common stock ($97 million) and increased common stock dividend payments ($34 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2010 include the following:

•	capital expenditures of approximately $415 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand, borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining three months of 2010. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) to our shareholders, CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of September 30, 2010. CERC believes that market conditions currently may require posting of security under the agreement, and the parties are in discussions as to required security.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

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

Equity Financing Transactions. During the nine months ended September 30, 2010, we received proceeds of approximately $60 million from the sale of approximately 4.3 million shares of common stock to our defined contribution plan and proceeds of approximately $11 million from the sale of approximately 0.8 million shares of common stock to participants in our enhanced dividend reinvestment plan.

In June 2010, we issued 25.3 million shares of our common stock at a price to the public of $12.90 per share.  We received net proceeds from the offering of approximately $315 million, after deducting underwriting discounts and offering expenses.

Debt Financing Transactions.  In January 2010, we purchased $290 million principal amount of pollution control bonds issued on our behalf at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds.  Prior to the purchase, the pollution control bonds had a fixed rate of interest of 5.125%. The purchase reduced temporary investments and leverage while providing us with the flexibility to finance future capital needs in the tax-exempt market through a remarketing of these bonds.

In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

In September 2010, we repaid $200 million principal amount of 7.25% senior notes on their maturity date.

Credit and Receivables Facilities. As of October 15, 2010, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at October 15, 2010 (1)		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$20	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	—		June 29, 2012
September 15, 2010	CERC	Receivables	160	—		September 14, 2011

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our credit facilities of $2.4 billion at September 30, 2010. Amounts advanced under CERC’s receivables facility are not treated as outstanding indebtedness in the debt to EBITDA covenant calculation.

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

Securities Registered with the SEC. CenterPoint Energy, CenterPoint Houston and CERC Corp. have filed a joint shelf registration statement with the SEC covering indeterminate principal amounts of CenterPoint Houston’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of CenterPoint Energy’s shares of common stock, shares of preferred stock, as well as stock purchase contracts and equity units.

Temporary Investments. As of October 15, 2010, CenterPoint Houston had external temporary investments of $58 million, which excludes funds held in trust for the payment of debt service on transition and system restoration bonds.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of October 15, 2010, Moody’s Investor Services, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2010, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2010, the amount posted as collateral aggregated approximately $152 million ($93 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2010, unsecured credit limits extended to CES by counterparties aggregate $243 million; however, utilized credit capacity was $87 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $183 million as of September 30, 2010. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remain outstanding at September 30, 2010. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of September 30, 2010, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.  The American Recovery and Reinvestment Act of 2009 allows us to defer until 2014 taxes due as a result of the retirement of ZENS notes that would have otherwise been payable in 2009 or 2010 and pay such taxes over the period from 2014 through 2018. Accordingly, if on September 30, 2010, all ZENS notes had been exchanged for cash, we could have deferred taxes of approximately $391 million that would have otherwise been payable in 2010.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of September 30, 2010, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of our Second Quarter Form 10-Q.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At September 30, 2010, the recorded fair value of our non-trading energy derivatives was a net liability of $132 million (before collateral). The net liability consisted of a net liability of $165 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $33 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their September 30, 2010 levels would have increased the fair value of our non-trading energy derivatives net liability by $13 million.  However, the consolidated income statement impact of this same 10% decrease in market prices would be an increase in income of $3 million.

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

Interest Rate Risk

As of September 30, 2010, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

We had no floating-rate obligations at December 31, 2009 and September 30, 2010.

At December 31, 2009 and September 30, 2010, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.9 billion and $9.1 billion, respectively, in principal amount and having a fair value of $10.4 billion and $10.2 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 13 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $215 million if interest rates were to decline by 10% from their levels at September 30, 2010. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation was bifurcated into a debt component and a derivative component. The debt component of $125 million at September 30, 2010 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $21 million if interest rates were to decline by 10% from levels at September 30, 2010. Changes in the fair value of the derivative component, a $201 million recorded liability at September 30, 2010, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2010 levels, the fair value of the derivative component liability would increase by approximately $9 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2010 aggregate market value of these shares would result in a net loss of approximately $12 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarter ended June 30, 2010.

Item 5.       OTHER INFORMATION

The ratio of earnings to fixed charges for the nine months ended September 30, 2009 and 2010 was 1.78 and 2.09, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: October 28, 2010

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