Form 10-K/A
period 2010-12-31
CENTERPOINT ENERGY INC
filed 2011-03-30
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-K/A

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011 (Original Filing) is filed solely to furnish our XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T.  No other part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 30th day of March, 2011.

CENTERPOINT ENERGY, INC.
(Registrant)

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

			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)

4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)

4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1
4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	—	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	—	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)

4(e)(20)	—	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	—	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)	—	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	—	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	—	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	—	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	—	Officer’s Certificate date November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4(e)(31)	—	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(e)(32)	—	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)

4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (“RERC Corp.”) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (“CERC Corp.’s”) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7

4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8
4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(15)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)
4(f)(16)	—	Supplemental Indenture No. 15 to Exhibit 4(f)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2

4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(g)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	—	$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4(i)(2)	—	First Amendment to Exhibit 4(i)(1), dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4

4(i)(3)	—	Second Amendment to Exhibit 4(i)(1), dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4(i)(4)	—	Third Amendment to Exhibit 4(i)(1), dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4(j)(1)	—	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4(j)(2)	—	First Amendment to Exhibit 4(j)(1), dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4(k)	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
4(l)	—	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10(a)	—	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	—	Executive Incentive Compensation Plan of Houston Industries Incorporated (“HI”) effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	—	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)

*10(b)(5)	—	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)
*10(c)(1)	—	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	—	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	—	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	—	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	—	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)
*10(c)(6)	—	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)
*10(c)(7)	—	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	—	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	—	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	—	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	—	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	—	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)
*10(f)(1)	—	Benefit Restoration Plan of HI, as amended and restated effective as of July 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(3)

*10(f)(2)	—	First Amendment to Exhibit 10(f)(1) effective in part, August 6, 1997, in part, September 3, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(i)(2)
*10(f)(3)	—	Third Amendment to Exhibit 10(f)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.2
*10(g)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1
*10(h)(1)	—	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(1)
*10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(2)
*10(i)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1
*10(j)(1)	—	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(j)(3)	—	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(k)(1)	—	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(l)(3)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4
*10(m)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3

*10(n)(1)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6
*10(n)(2)	—	First Amendment to Exhibit 10(n)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
*10(n)(3)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(n)(3)
*10(o)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(p)	—	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)
10(q)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2
10(q)(2)	—	Amendment to Exhibit 10(q)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)
*10(r)(1)	—	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(r)(2)	—	First Amendment to Exhibit 10(r)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
*10(s)	—	Letter Agreement dated May 24, 2007 between CenterPoint Energy and Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated May 31, 2007	1-31447	10.1
*10(t)	—	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(u)(1)	—	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(u)(2)	—	First Amendment to Exhibit (u)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5

*10(u)(3)	—	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1
*10(u)(4)	—	Form of Restricted Stock Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2
*10(u)(5)	—	Form of Performance Share Award under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(u)(6)	—	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(u)(7)	—	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(u)(8)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(u)(9)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1
*10(u)(10)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(u)(11)	—	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(u)(12)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(u)(13)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(v)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10(v)(2)	—	First Amendment to Exhibit 10(v)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)
10(v)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5

10(v)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(v)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(w)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(w)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(w)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)
*10(x)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(y)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(z)	—	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)
*10(aa)(1)	—	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(aa)(2)	—	First Amendment to Exhibit 10(aa)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(bb)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(bb)(2)	—	First Amendment to Exhibit 10(bb)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(bb)(3)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3

*10(bb)(4)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1
*10(cc)(1)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(cc)(2)	—	Second Amendment to Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated December 10, 2009	1-31447	10.1
*10(dd)(1)	—	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
*10(dd)(2)	—	First Amendment to Exhibit 10(dd)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2010	1-31447	10.2
10(ee)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(ff)	—	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
10(gg)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2
10(gg)(2)	—	First Amendment to Exhibit 10(gg)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3
*10(hh)(1)	—	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(1)
*10(hh)(2)	—	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(2)
*10(ii)(1)	—	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(1)
*10(ii)(2)	—	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(2)
*10(jj)(1)	—	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(1)

*10(jj)(2)	—	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(2)
*10(kk)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
*10(kk)(2)	—	Form of Qualified Performance Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2009	1-31447	10(kk)(2)
*10(kk)(3)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2009	1-31447	10(kk)(3)
10(ll)	—	Summary of non-employee director compensation	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	10(ll)
10(mm)	—	Summary of named executive officer compensation	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	10(mm)
10(nn)	—	Form of Executive Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(nn)
10(oo)	—	Form of Corporate Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(oo)
12	—	Computation of Ratio of Earnings to Fixed Charges	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	12
21	—	Subsidiaries of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	21
23	—	Consent of Deloitte & Touche LLP	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	23
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	31.1
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	31.2
32.1	—	Section 1350 Certification of David M. McClanahan	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	32.1
32.2	—	Section 1350 Certification of Gary L. Whitlock	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	32.2

†101.INS	—	XBRL Instance Document (1)
†101.SCH	—	XBRL Taxonomy Extension Schema Document (1)
†101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (1)
†101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (1)
†101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document (1)
†101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.