Form 10-Q
period 2011-03-31
CENTERPOINT ENERGY INC
filed 2011-05-05
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

As of April 15, 2011, CenterPoint Energy, Inc. had 425,410,779 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
the resolution of the true-up proceedings, including the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Public Utility Commission of Texas (Texas Utility Commission) in response to the decisions by the Texas Supreme Court and the Texas Third Court of Appeals, and any further appeals thereof;

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

ii

•	actions by credit rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•
the ability of retail electric providers (REPs), including REP subsidiaries of NRG Retail LLC and REP subsidiaries of TXU Energy Retail Company LLC, which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2011

Revenues	$3,023	$2,587

Expenses:
Natural gas	1,935	1,476
Operation and maintenance	414	439
Depreciation and amortization	200	201
Taxes other than income taxes	117	107
Total	2,666	2,223
Operating Income	357	364

Other Income (Expense):
Gain on marketable securities	38	32
Loss on indexed debt securities	(27)	(23)
Interest and other finance charges	(122)	(116)
Interest on transition and system restoration bonds	(36)	(33)
Equity in earnings of unconsolidated affiliates	5	6
Other, net	1	5
Total	(141)	(129)

Income Before Income Taxes	216	235
Income tax expense	102	87
Net Income	$114	$148

Basic Earnings Per Share	$0.29	$0.35

Diluted Earnings Per Share	$0.29	$0.35

Dividends Declared Per Share	$0.1950	$0.1975

Weighted Average Shares Outstanding, Basic	393	425

Weighted Average Shares Outstanding, Diluted	395	427

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2010	March 31, 2011
Current Assets:
Cash and cash equivalents ($198 and $82 related to VIEs at December 31, 2010 and March 31, 2011, respectively)	$199	$95
Investment in marketable securities	367	399
Accounts receivable, net ($49 and $46 related to VIEs at December 31, 2010 and March 31, 2011, respectively)	835	852
Accrued unbilled revenues	340	232
Natural gas inventory	164	48
Materials and supplies	211	146
Non-trading derivative assets	54	39
Taxes receivable	138	4
Prepaid expenses and other current assets ($39 related to VIEs at both December 31, 2010 and March 31, 2011)	274	199
Total current assets	2,582	2,014

Property, Plant and Equipment:
Property, plant and equipment	16,005	16,235
Less accumulated depreciation and amortization	4,273	4,378
Property, plant and equipment, net	11,732	11,857

Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,597 and $2,542 related to VIEs at December 31, 2010 and March 31, 2011, respectively)	3,446	3,385
Non-trading derivative assets	15	11
Investment in unconsolidated affiliates	468	474
Other	172	157
Total other assets	5,797	5,723

Total Assets	$20,111	$19,594

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	March 31, 2011
Current Liabilities:
Short-term borrowings	$53	$—
Current portion of VIE transition and system restoration bonds long-term debt	283	294
Current portion of indexed debt	126	127
Current portion of other long-term debt	19	—
Indexed debt securities derivative	232	255
Accounts payable	667	449
Taxes accrued	156	140
Interest accrued	171	128
Non-trading derivative liabilities	68	50
Accumulated deferred income taxes, net	407	408
Other	438	350
Total current liabilities	2,620	2,201

Other Liabilities:
Accumulated deferred income taxes, net	2,934	2,998
Non-trading derivative liabilities	16	4
Benefit obligations	906	905
Regulatory liabilities	989	1,015
Other	447	473
Total other liabilities	5,292	5,395

Long-term Debt:
VIE transition and system restoration bonds	2,522	2,371
Other	6,479	6,361
Total long-term debt	9,001	8,732

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (424,746,177 shares and 425,377,257 shares outstanding at December 31, 2010 and March 31, 2011, respectively)	4	4
Additional paid-in capital	4,100	4,102
Accumulated deficit	(789)	(725)
Accumulated other comprehensive loss	(117)	(115)
Total shareholders’ equity	3,198	3,266

Total Liabilities and Shareholders’ Equity	$20,111	$19,594

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Cash Flows from Operating Activities:
Net income	$114	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	201
Amortization of deferred financing costs	7	7
Deferred income taxes	(34)	80
Unrealized gain on marketable securities	(38)	(32)
Unrealized loss on indexed debt securities	27	23
Equity in earnings of unconsolidated affiliates, net of distributions	5	(3)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(2)	48
Inventory	161	181
Taxes receivable	—	134
Accounts payable	(125)	(168)
Fuel cost over recovery	126	13
Non-trading derivatives, net	(6)	—
Margin deposits, net	(67)	36
Interest and taxes accrued	44	(59)
Net regulatory assets and liabilities	19	17
Other current assets	10	23
Other current liabilities	(16)	(32)
Other assets	(5)	2
Other liabilities	13	7
Other, net	2	1
Net cash provided by operating activities	435	627

Cash Flows from Investing Activities:
Capital expenditures	(258)	(333)
Decrease in restricted cash of transition and system restoration bonds companies	1	—
Investment in unconsolidated affiliates	(20)	(3)
Cash received from U.S Department of Energy grant	—	32
Other, net	(26)	(4)
Net cash used in investing activities	(303)	(308)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(53)
Proceeds from commercial paper, net	—	(5)
Proceeds from long-term debt	—	550
Payments of long-term debt	(441)	(766)
Cash paid for debt exchange	—	(58)
Debt issuance costs	(2)	(9)
Payment of common stock dividends	(77)	(84)
Proceeds from issuance of common stock, net	29	2
Other, net	1	—
Net cash used in financing activities	(543)	(423)

Net Decrease in Cash and Cash Equivalents	(411)	(104)
Cash and Cash Equivalents at Beginning of Period	740	199
Cash and Cash Equivalents at End of Period	$329	$95

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$191	$186
Income tax refunds, net	(8)	(160)
Non-cash transactions:
Accounts payable related to capital expenditures	83	87

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2010 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of March 31, 2011, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

(2)       New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation, inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)       Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2010		2011
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$8	$—	$8	$—
Interest cost	25	6	25	6
Expected return on plan assets	(27)	(2)	(29)	(2)
Amortization of prior service credit	1	1	1	1
Amortization of net loss	15	—	14	—
Amortization of transition obligation	—	2	—	2
Net periodic cost	$22	$7	$19	$7

(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2011 in excess of the 2007 base year amount is being deferred for rate making purposes. CenterPoint Houston deferred as a regulatory asset $6 million in pension expense during both the three months ended March 31, 2010 and 2011.

CenterPoint Energy expects to contribute approximately $64 million to its pension plans in 2011, of which approximately $3 million was contributed during the three months ended March 31, 2011.

CenterPoint Energy expects to contribute approximately $18 million to its postretirement benefits plan in 2011, of which approximately $6 million was contributed during the three months ended March 31, 2011.

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

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings. The impact of the Texas Supreme Court’s decision regarding the matters on appeal is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of CenterPoint Energy’s former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method CenterPoint Houston utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when CenterPoint Energy later sold its Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. CenterPoint Energy currently estimates that application of the sale of assets methodology would reduce stranded costs by approximately $252 million, less selling costs, with the amount ultimately determined (plus interest) subtracted from the amounts eligible for recovery in the remand proceeding. This portion of the decision is unfavorable to CenterPoint Energy.

•
The Texas Utility Commission’s order denying recovery of approximately $440 million in capacity auction true-up amounts was reversed. This portion of the decision is favorable to CenterPoint Energy. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s refusal to include approximately $378 million related to depreciation in the calculation of stranded costs was reversed. This portion of the decision is favorable to CenterPoint Energy. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s order allowing recovery of excess mitigation credits (EMCs) that CenterPoint Energy had been ordered to pay its former affiliate was upheld. This portion of the decision is favorable to CenterPoint Energy. These sums have already been recovered and will not be addressed in the remand proceeding.

•
The Texas Utility Commission decisions allowing recovery of construction work in progress balances and interest on the capacity auction true-up amounts were upheld. These decisions are favorable to CenterPoint Energy. These sums have already been recovered and will not be addressed in the remand proceeding.

The Texas Supreme Court did not address the court of appeals’ decision allowing CenterPoint Houston to recover approximately $210 million representing the interest component of the EMCs. This decision, which was favorable to CenterPoint Energy, was not appealed to the Texas Supreme Court. These sums plus interest are eligible for recovery in the remand proceeding.

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax benefits.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Energy’s results of operations, financial condition and cash flows.

A number of parties have asked the Texas Supreme Court to reconsider its decision.  The court has 180 days from the filing of a motion for rehearing to rule on that request.  The remand to the Texas Utility Commission for further proceedings will not occur until after the court has acted on the motions for rehearing.  There is no statutory deadline by which the Texas Utility Commission must act once the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unsecuritized true-up balance will continue to accrue until such time as the unrecovered true-up balance is securitized or is otherwise reflected in rates.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005, in December 2005, a new special purpose subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized CenterPoint Houston to impose a charge on REPs to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in CenterPoint Houston’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered true-up balance was reduced from 11.075% to 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006. Recovery of rate case expenses under Rider RCE was completed in September 2008.

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

As of March 31, 2011, CenterPoint Energy has not recognized an allowed equity return of $175 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During both the three months ended March 31, 2010 and 2011, CenterPoint Houston recognized approximately $3 million of the allowed equity return.

If the Texas Supreme Court’s decision is not modified as a result of the motions for rehearing and becomes final, CenterPoint Houston expects to seek recovery of approximately $1.85 billion, which includes interest through September 30, 2011. Interest on the true up balance would continue to accrue at approximately 8% if securitization bonds are not issued on or before September 30, 2011.  CenterPoint Energy expects to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs.

(b) Rate Proceedings

CenterPoint Houston

 June 2010 Rate Proceeding. As required under a final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area.  The filing included cost data and other information supporting an annual increase of $106 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory partially offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston also requested reconciliation of its Advanced Metering System (AMS) costs incurred as of March 31, 2010, and revision of the estimated costs to complete the AMS project in order to reflect $150 million in funds from the $200 million Department of Energy (DOE) stimulus grant awarded to CenterPoint Houston and updated cost information. The reconciliation plan also requested that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

CenterPoint Houston’s filing sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011 the Texas Utility Commission voted on the various contested issues presented by the rate filing, and on April 29, 2011, the Texas Utility Commission voted to approve a draft final order conforming to its prior deliberations, subject to certain administrative revisions. CenterPoint Houston expects that order to be issued in the next several weeks but that revised rates based on that order would not be implemented before the third quarter.  The final order will be subject to revision based on motions for rehearing filed by the parties to the proceeding and could be appealed to the Texas courts.

The order of the Texas Utility Commission will provide for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order will adopt a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order will be based on an authorized return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement CenterPoint Houston’s request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on CenterPoint Houston’s understanding of the Texas Utility Commission’s draft order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed a recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of $14.4 million related to estimated 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of approximately $11 million of the 2011 energy efficiency program costs and a performance bonus, but disallowed a recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of a total of approximately $44.3 million in 2012 consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.8 million; (2) an energy efficiency performance bonus based on CenterPoint Houston’s 2010 program achievements of approximately $5.8 million; (3) the amount of lost revenues due to verified and reported 2010 energy savings of approximately $2.2 million; and (4) approximately $0.5 million for under-recovery of 2010 program costs.  The proposed adjustments are expected to take effect with the commencement of CenterPoint Houston’s January 2012 billing month.

Gas Operations

Texas. In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations have appealed the court’s ruling on the cost of service adjustment mechanism to the Texas Third Court of Appeals at Austin, Texas. Oral arguments were held in February 2011. CenterPoint Energy does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows. The cost of service adjustment was initially effective for three successive years ending in calendar year 2010, but would automatically renew for successive three-year periods unless Gas Operations or the regulatory authority having original jurisdiction gave written notice to discontinue the adjustment mechanism by February 1, 2011. Certain cities that agreed to the initial implementation notified Gas Operations by February 1, 2011 of their desire to discontinue the adjustment mechanism. Gas Operations will continue the cost of service adjustments for the remaining areas.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of $20.4 million, excluding carrying costs of approximately $2 million on its gas inventory, and would be subject to an annual cost of service adjustment. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates as well as adjustments to pension and other employee benefits, accumulated deferred income taxes and other items. The Railroad Commission also approved a surcharge of $0.9 million per year to recover costs associated with damage caused by Hurricane Ike over three years.  These rates went into effect in March 2010. Gas Operations and other parties are seeking judicial review of the Railroad Commission’s decision in the 261st District Court in Travis County, Texas.

In December 2010, Gas Operations filed a request to change its rates with the Railroad Commission and the 66 cities in its South Texas service territory, consisting of approximately 137,000 customers. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of approximately $6.1 million.  The parties reached a settlement resulting in increased revenues of $4.6 million, which was approved by the Railroad Commission in April 2011.  Gas Operations expects to implement the new rates effective May 2011.

Other. Gas Operations has various periodic rate adjustment mechanisms available for use in certain of the jurisdictions in which it operates. In March 2011, Gas Operations made its Annual Billing Determinant Adjustment filing with the Arkansas Public Service Commission (APSC) requesting an annual increase in base rates of $5.9 million to collect the amounts accrued in 2010 for recovery of declines in revenues as a result of lower volumes and number of customers.  The request is subject to approval by the APSC and the increase is expected to become effective in the second quarter of 2011.  Additionally, in March 2011, Gas Operations made annual rate filings in Oklahoma and for certain portions of Texas that, subject to approval by the applicable regulatory bodies, would result in increased annual base rates of $1.3 million.

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

During the three months ended March 31, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $30 million and increased natural gas expense from unrealized net losses of $27 million, resulting in a net unrealized gain of $3 million.  During the three months ended March 31, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $17 million and decreased natural gas expense from unrealized net gains of $15 million, resulting in a net unrealized loss of $2 million.

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in the remaining jurisdictions and in CenterPoint Houston’s service territory.

CenterPoint Energy enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three months ended March 31, 2010 and 2011, CenterPoint Energy recognized losses of $7 million and $5 million, respectively related to these swaps. The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2010 and March 31, 2011, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2010 and 2011.

Fair Value of Derivative Instruments
		December 31, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$55	$1
Natural gas contracts (1)	Other Assets	15	—
Natural gas contracts (1)	Current Liabilities	10	143
Natural gas contracts (1)	Other Liabilities	—	35
Indexed debt securities derivative	Current Liabilities	—	232
Total		$80	$411

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 626 billion cubic feet (Bcf) or a net 72 Bcf long position.  Of the net long position, basis swaps constitute 63 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 26 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $15 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $84 million.

Fair Value of Derivative Instruments
		March 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$39	$—
Natural gas contracts (1)	Other Assets	11	—
Natural gas contracts (1)	Current Liabilities	9	112
Natural gas contracts (1)	Other Liabilities	1	7
Indexed debt securities derivative	Current Liabilities	—	255
Total		$60	$374

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 624 Bcf or a net 139 Bcf long position.  Of the net long position, basis swaps constitute 79 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 17 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $4 million liability as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $55 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$44	$5
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(61)	(37)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(27)	(23)
Total		$(44)	$(55)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(25) million and $(45) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2010 and March 31, 2011 was $107 million and $68 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $31 million and $19 million, respectively, at December 31, 2010 and March 31, 2011.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2010 and March 31, 2011, $76 million and $48 million, respectively, of additional assets would be required to be posted as collateral.

(6)       Fair Value Measurements

Assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended March 31, 2011, there were no significant transfers between levels.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2010
	(in millions)
Assets
Corporate equities	$368	$—	$—	$—	$368
Investments, including money market funds	54	—	—	—	54
Natural gas derivatives	—	73	7	(11)	69
Total assets	$422	$73	$7	$(11)	$491
Liabilities
Indexed debt securities derivative	$—	$232	$—	$—	$232
Natural gas derivatives	8	167	4	(95)	84
Total liabilities	$8	$399	$4	$(95)	$316

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $84 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2011
	(in millions)
Assets
Corporate equities	$401	$—	$—	$—	$401
Investments in money market funds	54	—	—	—	54
Natural gas derivatives	1	51	8	(10)	50
Total assets	$456	$51	$8	$(10)	$505
Liabilities
Indexed debt securities derivative	$—	$255	$—	$—	$255
Natural gas derivatives	5	112	2	(65)	54
Total liabilities	$5	$367	$2	$(65)	$309

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $55 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2010	2011
	(in millions)
Beginning balance	$(6)	$3
Total unrealized gains (losses):
Included in earnings	2	3
Included in regulatory assets	(1)	—
Total settlements, gross(1):
Included in regulatory assets	9	—
Ending balance	$4	$6
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$4

(1)	As of both March 31, 2010 and 2011, CenterPoint Energy did not have Level 3 purchases or sales.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “available-for-sale” and “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.00% Zero-Premium Exchangeable Subordinated Notes due 2029 indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,303	$10,071	$9,026	$9,704

(7)       Goodwill

Goodwill by reportable business segment as of both December 31, 2010 and March 31, 2011 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)       Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended March 31,
	2010	2011
	(in millions)
Net income	$114	$148
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1 and $2)	3	2
Total	3	2
Comprehensive income	$117	$150

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2010	March 31, 2011
	(in millions)
Adjustment related to pension and postretirement plans	$(114)	$(112)
Net deferred loss from cash flow hedges	(3)	(3)
Total accumulated other comprehensive loss	$(117)	$(115)

(9)       Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2010, 424,746,343 shares of CenterPoint Energy common stock were issued and 424,746,177 shares were outstanding. At March 31, 2011, 425,377,423 shares of CenterPoint Energy common stock were issued and 425,377,257 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2010 and March 31, 2011.

(10)           Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility. On September 15, 2010, CERC amended its receivables facility to extend the termination date to September 14, 2011. Availability under CERC’s receivables facility ranges from $160 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2010 and March 31, 2011, the facility size was $160 million and $375 million, respectively. As of both December 31, 2010 and March 31, 2011, there were no advances under the receivables facility.

Inventory Financing. In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 31, 2012. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $53 million and $-0- as of December 31, 2010 and March 31, 2011, respectively.

(b) Long-term Debt

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

Revolving Credit Facilities. As of both December 31, 2010 and March 31, 2011, there were no outstanding borrowings under CenterPoint Energy’s, CenterPoint Houston’s or CERC Corp.’s long-term revolving credit facilities.

As of December 31, 2010 and March 31, 2011, CenterPoint Energy had approximately $20 million and $17 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. As of both December 31, 2010 and March 31, 2011, CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2010 or March 31, 2011.  As of December 31, 2010 and March 31, 2011, CERC Corp. had commercial paper outstanding of $183 million and $178 million, respectively, which was backstopped by its credit facility. CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of March 31, 2011.

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

(11)           Income Taxes

During the three months ended March 31, 2010 and 2011, the effective tax rate was 47% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset by approximately $32 million as of March 31, 2010.  The portion of the reduction that CenterPoint Energy believed would be recovered through the regulatory process, or approximately $11 million, was recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in CenterPoint Energy’s deferred tax asset was reflected as a charge to income tax expense.

On March 29, 2011, the IRS issued Revenue Procedure 2011-26 which provides guidance with respect to bonus depreciation as amended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Small Business Jobs Act of 2010 (collectively, the “Acts”).  CenterPoint Energy has not finalized its evaluation of the revenue procedure or the associated tax implications.  However, CenterPoint Energy has incorporated in its quarterly results a reasonable estimate of the additional depreciation deductions it believes are supported by the IRS’s guidance.  Additionally, CenterPoint Energy believes the guidance will support additional depreciation deductions that can be claimed in its 2010 income tax returns.  As a result of the enactment of the Acts and the IRS’s guidance, CenterPoint Energy estimates it will have a tax net operating loss in each of 2010 and 2011.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits at December 31, 2010 and March 31, 2011:

	December 31, 2010	March 31, 2011
	(in millions)
Unrecognized tax benefits	$252	$295
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	17	18
Interest accrued on unrecognized tax benefits	12	14

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $266 million or increase by as much as $16 million over the next 12 months primarily as a result of the tax normalization issue described in Note 4(a) and the anticipated resolution of CenterPoint Energy’s administrative appeal relating to the IRS’s disallowance of CenterPoint Energy’s casualty loss deduction associated with the damage caused by Hurricane Ike.  Additionally, the tax normalization issue and the casualty loss deduction are temporary differences and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

In January 2011, the IRS commenced its examination of CenterPoint Energy’s 2008 and 2009 consolidated federal income tax returns.

(12)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2011, minimum payment obligations for natural gas supply commitments are approximately $250 million for the remaining nine months in 2011, $444 million in 2012, $442 million in 2013, $318 million in 2014, $200 million in 2015 and $413 million after 2015.

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

During the fourth quarter of 2010, CEFS substantially completed the construction and initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of March 31, 2011, CEFS had spent approximately $320 million on the original project scope, including the purchase of the original facilities and is in the second year of the 10-year, 700 MMcf per day volume commitment made by Shell and Encana which commenced in September 2009.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of March 31, 2011, CEFS had spent approximately $360 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $65 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

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

At March 31, 2011, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The MPUC has provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of March 31, 2011, CERC had collected $5.2 million from insurance companies to be used for future environmental remediation.

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

(d) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $109 million as of March 31, 2011. Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(13)           Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2010	2011
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$114	$148

Weighted average shares outstanding	392,855,000	425,018,000

Basic earnings per share:
Net income	$0.29	$0.35

Diluted earnings per share calculation:
Net income	$114	$148

Weighted average shares outstanding	392,855,000	425,018,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	582,000	461,000
Restricted stock	1,641,000	1,936,000
Weighted average shares assuming dilution	395,078,000	427,415,000

Diluted earnings per share:
Net income	$0.29	$0.35

(1)
Options to purchase 1,753,239 and 111,760 shares were outstanding for the three months ended March 31, 2010 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended March 31, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2010
Electric Transmission & Distribution	$482	(1)	$—	$107	$9,817
Natural Gas Distribution	1,533		4	139	4,575
Competitive Natural Gas Sales and Services	844		8	15	1,190
Interstate Pipelines	103		35	72	3,672
Field Services	58		10	23	1,803
Other Operations	3		—	1	2,184	(2)
Eliminations	—		(57)	—	(3,130)
Consolidated	$3,023		$—	$357	$20,111

	For the Three Months Ended March 31, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2011
Electric Transmission & Distribution	$489	(1)	$—	$101	$9,608
Natural Gas Distribution	1,207		5	142	4,445
Competitive Natural Gas Sales and Services	697		9	10	1,130
Interstate Pipelines	113		34	76	3,716
Field Services	78		12	36	1,828
Other Operations	3		—	(1)	2,149	(2)
Eliminations	—		(60)	—	(3,282)
Consolidated	$2,587		$—	$364	$19,594

(1)
Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended March 31, 2010 and 2011 represented approximately $135 million and $126 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the three months ended March 31, 2010 and 2011 represented approximately $42 million and $40 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2010 and March 31, 2011 are pension and other postemployment related regulatory assets of $704 million and $692 million, respectively.

(15)           Subsequent Events

On April 21, 2011, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.1975 per share of common stock payable on June 10, 2011, to shareholders of record as of the close of business on May 16, 2011.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

EXECUTIVE SUMMARY
Recent Events

Texas Supreme Court Ruling on True-Up Appeal

On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on the appeals of the final order (True-Up Order) issued in 2004 by the Public Utility Commission of Texas (Texas Utility Commission) in connection with CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) stranded cost and true-up application. The Texas Supreme Court affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings.

CenterPoint Houston originally filed its True-Up Application with the Texas Utility Commission requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its True-Up Order allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for certain other adjustments. To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million.  CenterPoint Houston and a number of other parties appealed the Texas Utility Commission’s decision to a district court in Travis County, Texas, the Texas Third Court of Appeals (court of appeals) and, ultimately, to the Texas Supreme Court.

The impact of the Texas Supreme Court’s decision regarding the matters on appeal with respect to the True-Up Order is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of our former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method CenterPoint Houston utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when we later sold our Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. We currently estimate that application of the sale of assets methodology would reduce stranded costs by approximately $252 million, less selling costs, with the amount ultimately determined (plus interest) subtracted from the amounts eligible for recovery in the remand proceeding.  This portion of the decision is unfavorable to us.

•
The Texas Utility Commission’s order denying recovery of approximately $440 million in capacity auction true-up amounts was reversed. This portion of the decision is favorable to us. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s refusal to include approximately $378 million related to depreciation in the calculation of stranded costs was reversed. This portion of the decision is favorable to us. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s order allowing recovery of excess mitigation credits (EMCs) that we had been ordered to pay our former affiliate was upheld. This portion of the decision is favorable to us. These sums have already been recovered and will not be addressed in the remand proceeding.

•
The Texas Utility Commission decisions allowing recovery of construction work in progress balances and interest on the capacity auction true-up amounts were upheld. These decisions are favorable to us. These sums have already been recovered and will not be addressed in the remand proceeding.

The Texas Supreme Court did not address the court of appeals’ decision allowing CenterPoint Houston to recover approximately $210 million representing the interest component of the EMCs. This decision, which was favorable to us, was not appealed to the Texas Supreme Court. These sums plus interest are eligible for recovery in the remand proceeding.

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax benefits.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

A number of parties have asked the Texas Supreme Court to reconsider its decision.  The court has 180 days from the filing of a motion for rehearing to rule on that request.  The remand to the Texas Utility Commission for further proceedings will not occur until after the court has acted on the motions for rehearing.  There is no statutory deadline by which the Texas Utility Commission must act once the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unsecuritized true-up balance will continue to accrue until such time as the unrecovered true-up balance is securitized or is otherwise reflected in rates.

If the Texas Supreme Court’s decision is not modified as a result of the motions for rehearing and becomes final, CenterPoint Houston expects to seek recovery of approximately $1.85 billion, which includes interest through September 30, 2011. Interest on the true up balance would continue to accrue at approximately 8% if securitization bonds are not issued on or before September 30, 2011.  We expect to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amount authorized will depend upon the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs.

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

During the fourth quarter of 2010, CEFS substantially completed the construction and initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of March 31, 2011, CEFS had spent approximately $320 million on the original project scope, including the purchase of the original facilities and is in the second year of the 10-year, 700 MMcf per day volume commitment made by Shell and Encana which commenced in September 2009.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of March 31, 2011, CEFS had spent approximately $360 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $65 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified CenterPoint Energy Houston that it had been selected for a $200 million grant for its advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, CenterPoint Houston and the DOE completed negotiations and finalized the agreement. Under the terms of agreement, the DOE has agreed to reimburse CenterPoint Houston for 50% of its eligible costs until the total amount of the grant has been paid.  Through March 31, 2011, CenterPoint Houston has requested $135 million of grant funding from the DOE, of which $122 million had been received. CenterPoint Houston estimates that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period. CenterPoint Houston is using $150 million of the grant funding to accelerate completion of its current deployment of advanced meters to

2012, instead of 2014 as originally scheduled.  CenterPoint Houston will use the other $50 million from the grant for an initial deployment of an IG in a portion of its service territory to be completed in 2013.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  CenterPoint Houston believes the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for its distribution system.

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

CenterPoint Houston 2010 Rate Case

As required under a final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area.  The filing included cost data and other information supporting an annual increase of $106 million for delivery charges to the retail electric providers (REPs) that sell electricity to end-use customers in CenterPoint Houston’s service territory partially offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

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

CenterPoint Houston’s filing sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011 the Texas Utility Commission voted on the various contested issues presented by the rate filing, and on April 29, 2011, the Texas Utility Commission voted to approve a draft final order conforming to its prior deliberations, subject to certain administrative revisions. CenterPoint Houston expects that order to be issued in the next several weeks but that revised rates based on that order would not be implemented before the third quarter.  The final order will be subject to revision based on motions for rehearing filed by the parties to the proceeding and could be appealed to the Texas courts.

The order of the Texas Utility Commission will provide for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order will adopt a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order will be based on an authorized return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement CenterPoint Houston’s request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on CenterPoint Houston’s understanding of the Texas Utility Commission’s draft order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision.

Debt Financing Transactions

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

Financial Reform Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

Dodd-Frank provisions will increase required disclosures regarding executive compensation, and rules adopted by the SEC in January 2011 required an advisory vote at our 2011 annual meeting by shareholders on executive compensation (“say-on-pay”) and required an advisory vote by shareholders on the frequency that such say-on-pay votes will be submitted in future years. New rules adopted by the SEC, which would not apply to us until 2012, are intended to provide shareholders with access to the director nomination process, but those rules have been stayed by the SEC in light of pending legal challenges.

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

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2010	2011
Revenues	$3,023	$2,587
Expenses	2,666	2,223
Operating Income	357	364
Gain on Marketable Securities	38	32
Loss on Indexed Debt Securities	(27)	(23)
Interest and Other Finance Charges	(122)	(116)
Interest on Transition and System Restoration Bonds	(36)	(33)
Equity in Earnings of Unconsolidated Affiliates	5	6
Other Income, net	1	5
Income Before Income Taxes	216	235
Income Tax Expense	102	87
Net Income	$114	$148

Basic Earnings Per Share	$0.29	$0.35

Diluted Earnings Per Share	$0.29	$0.35

Three months ended March 31, 2011 compared to three months ended March 31, 2010

We reported consolidated net income of $148 million ($0.35 per diluted share) for the three months ended March 31, 2011 compared to $114 million ($0.29 per diluted share) for the same period in 2010. The increase in net income of $34 million was primarily due to a $15 million decrease in income tax expense, a $7 million increase in operating income (discussed by segment below), a $6 million decrease in interest expense due to lower levels of debt, excluding transition and system restoration bond-related interest expense and a $4 million decrease in the loss on our indexed debt securities, which were partially offset by a $6 million decrease in the gain on our marketable securities.

Income Tax Expense

During the three months ended March 31, 2010 and 2011, our effective tax rate was 47% and 37%, respectively. The most significant item affecting the comparability of our effective tax rate is a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset by approximately $32 million as of March 31, 2010.  The portion of the reduction that we believed would be recovered through the regulatory process, or approximately $11 million, was recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in our deferred tax asset was reflected as a charge to income tax expense.

On March 29, 2011, the IRS issued Revenue Procedure 2011-26 which provides guidance with respect to bonus depreciation as amended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Small Business Jobs Act of 2010 (collectively, the “Acts”).  We have not finalized our evaluation of the revenue procedure or the associated tax implications.  However, we have incorporated in our quarterly results a reasonable estimate of the additional depreciation deductions we believe are supported by the IRS’s guidance.  Additionally, we believe the guidance will support additional depreciation deductions that can be claimed in our 2010 income tax returns.  As a result of the enactment of the Acts and the IRS’s guidance, we estimate we will have a tax net operating loss in each of 2010 and 2011.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three months ended March 31, 2010 and 2011.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2010	2011
Electric Transmission & Distribution	$107	$101
Natural Gas Distribution	139	142
Competitive Natural Gas Sales and Services	15	10
Interstate Pipelines	72	76
Field Services	23	36
Other Operations	1	(1)
Total Consolidated Operating Income	$357	$364

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2010 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2010	2011
Revenues:
Electric transmission and distribution utility	$386	$400
Transition and system restoration bond companies	96	89
Total revenues	482	489
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	190	208
Depreciation and amortization, excluding transition and system restoration bond companies	73	71
Taxes other than income taxes	52	53
Transition and system restoration bond companies	60	56
Total expenses	375	388
Operating Income	$107	$101

Operating Income:
Electric transmission and distribution utility	$71	$68
Transition and system restoration bond companies (1)	36	33
Total segment operating income	$107	$101

Throughput (in gigawatt-hours (GWh)):
Residential	5,173	4,871
Total	16,436	16,768

Number of metered customers at period end:
Residential	1,858,403	1,885,691
Total	2,104,786	2,134,285

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Electric Transmission & Distribution business segment reported operating income of $101 million for the three months ended March 31, 2011, consisting of $68 million from the regulated electric transmission and distribution utility (TDU) and $33 million related to transition and system restoration bond companies. For the three months ended March 31, 2010, operating income totaled $107 million, consisting of $71 million from the TDU and $36 million related to transition and system restoration bond companies. TDU revenues increased $14 million primarily due to higher transmission-related revenues ($12 million), revenues from implementation of the AMS ($6 million) and higher revenues due to customer growth ($3 million) from the addition of over 29,000 new customers, partially offset by the timing of energy efficiency spending ($4 million).  Operation and maintenance expenses increased due to higher transmission costs billed by transmission providers ($11 million), increased AMS project expenses ($3 million) and other operating expense increases ($4 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2010	2011
Revenues	$1,537	$1,212
Expenses:
Natural gas	1,139	818
Operation and maintenance	167	168
Depreciation and amortization	40	42
Taxes other than income taxes	52	42
Total expenses	1,398	1,070
Operating Income	$139	$142

Throughput (in Bcf):
Residential	96	90
Commercial and industrial	87	88
Total Throughput	183	178

Number of customers at period end:
Residential	3,012,856	3,029,079
Commercial and industrial	246,676	246,987
Total	3,259,532	3,276,066

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Natural Gas Distribution business segment reported operating income of $142 million for the three months ended March 31, 2011 compared to $139 million for the three months ended March 31, 2010.  Operating income increased $3 million primarily as a result of lower bad debt expense ($6 million) related to improved collection efforts, partially offset by increased other expenses ($2 million).  The revenue impacts of warmer weather were mitigated by weather hedges, weather normalization adjustments and increased throughput to large-volume customers.  Expenses related to both energy efficiency programs and gross receipts taxes are substantially offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2010	2011
Revenues	$852	$706
Expenses:
Natural gas	826	685
Operation and maintenance	9	10
Depreciation and amortization	1	1
Taxes other than income taxes	1	—
Total expenses	837	696
Operating Income	$15	$10

Throughput (in Bcf):	141	155

Number of customers at period end	11,369	11,942

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Competitive Natural Gas Sales and Services business segment reported operating income of $10 million for the three months ended March 31, 2011 compared to $15 million for the three months ended March 31, 2010.  The decrease in operating income of $5 million is primarily due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives in 2011 of $2 million versus a favorable impact of $3 million for the same period in 2010. Reduced basis spreads on pipeline transport opportunities and decreased winter storage spreads continued to impact this segment in the first quarter of 2011 as they did in 2010. Throughput volumes and the number of customers increased in the first quarter of 2011 compared to the first quarter of 2010 as a result of growth in this segment’s retail business.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended March 31,
	2010	2011
Revenues	$138	$147
Expenses:
Natural gas	10	18
Operation and maintenance	35	31
Depreciation and amortization	13	13
Taxes other than income taxes	8	9
Total expenses	66	71
Operating Income	$72	$76

Equity in earnings of unconsolidated affiliates	$3	$4

Transportation throughput (in Bcf)	438	461

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Interstate Pipeline business segment reported operating income of $76 million for the three months ended March 31, 2011 compared to $72 million for the three months ended March 31, 2010.  Margins (revenues less natural gas costs) increased $1 million primarily due to the Carthage to Perryville pipeline ($4 million) and new power plant transportation contracts ($2 million), partially offset by reduced other transportation margins and ancillary services ($5 million).  Operation and maintenance expenses were lower ($4 million) primarily due to an insurance settlement related to a damaged compressor station, which was partially offset by higher taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $4 million for the three months ended March 31, 2010 and 2011, respectively, from its 50% interest in the Southeast Supply Header, a jointly-owned pipeline.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our

Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended March 31,
	2010	2011
Revenues	$68	$90
Expenses:
Natural gas	16	15
Operation and maintenance	21	29
Depreciation and amortization	6	9
Taxes other than income taxes	2	1
Total expenses	45	54
Operating Income	$23	$36

Equity in earnings of unconsolidated affiliates	$2	$2

Gathering throughput (in Bcf)	128	183

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Field Services business segment reported operating income of $36 million for the three months ended March 31, 2011 compared to $23 million for the three months ended March 31, 2010.  Margins increased primarily from the Magnolia and Olympia Gathering Systems in the North Louisiana Haynesville Shale ($26 million), partially offset by the effects of lower natural gas prices for retained volumes on the system ($3 million). Increases in operating expenses ($8 million) and depreciation and amortization ($3 million) were primarily due to the projects in the Haynesville Shale.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million in both the three months ended March 31, 2010 and 2011 from its 50% general partnership interest in Waskom Gas Processing Company.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three months ended March 31, 2010 and 2011 (in millions):

	Three Months Ended March 31,
	2010	2011
Revenues	$3	$3
Expenses	2	4
Operating Income	$1	$(1)

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2010 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K, “Risk Factors” in Item 1A of Part II in this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
	(in millions)
Cash provided by (used in):
Operating activities	$435	$627
Investing activities	(303)	(308)
Financing activities	(543)	(423)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2011 increased $192 million compared to the same period in 2010 due to increased tax refunds ($152 million), decreased net margin deposits ($103 million) and increased net income ($34 million), which were partially offset by decreased cash provided by fuel cost recovery ($113 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2011 increased $5 million compared to the same period in 2010 due to increased capital expenditures ($75 million), primarily related to Field Services projects, which were partially offset by decreased investment in unconsolidated affiliates ($17 million) and cash received from the DOE grant ($32 million).

Cash Used in Financing Activities

Net cash used in financing activities in the first three months of 2011 decreased $120 million compared to the same period in 2010 due to increased proceeds from long-term debt ($550 million), which were partially offset by increased payments of long-term debt ($325 million), increased cash paid for debt exchange ($58 million), decreased proceeds from the issuance of common stock ($27 million), increased common stock dividend payments ($7 million) and increased debt issuance costs ($7 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2011 include the following:

•	capital expenditures of approximately $1.1 billion;

•	$143 million of scheduled principal payments on transition and system restoration bonds; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that proceeds from sales of commercial paper, borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining nine months of 2011. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now named GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $109 million as of March 31, 2011.  Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

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

Credit and Receivables Facilities. As of April 15, 2011, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at April 15, 2011 (1)		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$17	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	52	(3)	June 29, 2012
September 15, 2010	CERC	Receivables	375	—		September 14, 2011

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our credit facilities of $2.4 billion at March 31, 2011. Amounts advanced under CERC’s receivables facility are not treated as outstanding indebtedness in the debt to EBITDA covenant calculation.

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

Our $1.2 billion credit facility backstops a $1.0 billion CenterPoint Energy commercial paper program under which we began issuing commercial paper in June 2005. The $915 million CERC Corp. credit facility backstops a $915 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. As of March 31, 2011, CERC Corp. had $178 million of outstanding commercial paper. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements.

During the first quarter of 2011, CERC met a portion of its liquidity requirements with commercial paper proceeds.  We currently expect that CERC may be required to continue to access financing sources, in addition to money pool borrowings, in order to satisfy its liquidity requirements in 2011.  These sources could include commercial paper proceeds or borrowings under CERC Corp.’s revolving credit or receivables facilities.

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

Temporary Investments. As of April 15, 2011, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of April 28, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Review (1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Ba1	Upgrade Review	BBB-	Positive	BBB-	Stable
CenterPoint Houston Senior Secured Debt	A3	Upgrade Review	BBB+	Positive	A-	Stable
CERC Corp. Senior Unsecured Debt	Baa3	Upgrade Review	BBB	Positive	BBB	Stable

(1)	A Moody’s review for possible upgrade indicates the rating is under review for possible change in the short term, usually within 90 days.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2011, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper markets.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2011, the amount posted as collateral aggregated approximately $72 million ($42 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2011, unsecured credit limits extended to CES by counterparties aggregate $253 million; however, utilized credit capacity was $48 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $182 million as of March 31, 2011. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remains outstanding at March 31, 2011. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2011, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of March 31, 2011, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures. From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•
the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which CERC is a guarantor;

•
the ability of retail electric providers (REPs), including REP subsidiaries of NRG Retail LLC and REP subsidiaries of TXU Energy Retail Company LLC, which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At March 31, 2011, the recorded fair value of our non-trading energy derivatives was a net liability of $59 million (before collateral). The net liability consisted of a net liability of $80 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $21 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. An increase of 10% in the market prices of energy commodities from their March 31, 2011 levels would have increased the fair value of our non-trading energy derivatives net liability by $2 million. This increase in net liabilities consists of an $8 million decrease to net liabilities associated with price stabilization activities of our Natural Gas Distribution business segment and a $10 million increase to net liabilities related to our Competitive Natural Gas Sales and Services business segment.

The above analysis of the non-trading energy derivatives utilized for commodity price risk management purposes does not include the favorable impact that the same hypothetical price movement would have on our non-derivative physical purchases and sales of natural gas to which the hedges relate. Furthermore, the non-trading energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of non-trading energy derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above is expected to be substantially offset by a favorable impact on the underlying hedged physical transactions.

Interest Rate Risk

As of March 31, 2011, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2010 and March 31, 2011, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.1 billion and $8.8 billion, respectively, in carrying amount and having a fair value of $9.9 billion and $9.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 6 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $248 million if interest rates were to decline by 10% from their levels at March 31, 2011. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $127 million at March 31, 2011 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $21 million if interest rates were to decline by 10% from levels at March 31, 2011. Changes in the fair value of the derivative component, a $255 million recorded liability at March 31, 2011, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2011 levels, the fair value of the derivative component liability would increase by approximately $6 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2011 aggregate market value of these shares would result in a net loss of approximately $7 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.          CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Notes 4 and 12(c) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2010 Form 10-K.

Item 1A.       RISK FACTORS

Other than with respect to the updated risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2010 Form 10-K.

The remaining amount CenterPoint Houston will be entitled to recover in its true-up proceeding, and the timing of such recovery, will not be determined with certainty until (i) the Texas Supreme Court has acted upon various parties’ motions for rehearing of the court’s recent ruling on the appeals of the True-Up Order, (ii) the resolution of the subsequent remand proceedings before the Texas Utility Commission, and (iii) the resolution of any appeals from these proceedings.  In addition, the Texas Utility Commission’s treatment of certain deferred tax benefits in the True-Up Order has been remanded to the Texas Utility Commission at its request.  If the prior unfavorable treatment of these tax benefits is not reversed or otherwise modified in the remand proceeding, CenterPoint Energy’s results of operations, financial condition and cash flows would be adversely affected.

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

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings.  For additional information regarding the Texas Supreme Court’s ruling, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations of CenterPoint Energy, Inc. and Subsidiaries – Executive Summary – Recent Events – Texas Supreme Court Ruling on True-Up Appeal.”

A number of parties have asked the Texas Supreme Court to reconsider its decision.  The court has 180 days from the filing of a motion for rehearing to rule on that request.  The remand to the Texas Utility Commission for further proceedings will not occur until after the court has acted on the motions for rehearing.  There is no statutory deadline by which the Texas Utility Commission must act once the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unsecuritized true-up balance will continue to accrue until such time as the unrecovered true-up balance is securitized or is otherwise reflected in rates.

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax benefits.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with its former electric generation assets.  We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a Private Letter Ruling from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.  The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Energy’s results of operations, financial condition and cash flows.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs.  However, the timing for, and actual completion of, any transition bond offering will ultimately depend on a number of factors, including the final resolution of the true-up proceedings, the timing for the approval of a financing order and future market conditions.

Item 5.          OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended March 31, 2010 and 2011 was 2.33 and 2.48, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.2	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.3.4	Third Amendment to Exhibit 4.3.1, dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4.4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.5	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
10.1	CenterPoint Energy, Inc. Stock Plan for Outside Directors (including the First Amendment thereto)	CenterPoint Energy’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2011	1-31447	Appendix A
10.2	Second Amendment to CenterPoint Energy, Inc. Stock Plan for Outside Directors	CenterPoint Energy’s Registration Statement on Form S-8	333-173660	4.6
+10.3	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, amended and restated effective as of February 25, 2011
+10.4	First Amendment to CenterPoint Energy Benefit Restoration Plan, effective as of February 25, 2011

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+10.5	First Amendment to Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of February 25, 2011
+10.6	First Amendment to CenterPoint Energy Savings Restoration Plan, effective as of February 25, 2011
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 5, 2011

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.3.4	Third Amendment to Exhibit 4.3.1, dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4.4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
10.1	CenterPoint Energy, Inc. Stock Plan for Outside Directors (including the First Amendment thereto)	CenterPoint Energy’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2011	1-31447	Appendix A
10.2	Second Amendment to CenterPoint Energy, Inc. Stock Plan for Outside Directors	CenterPoint Energy’s Registration Statement on Form S-8	333-173660	4.6
+10.3	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, amended and restated effective as of February 25, 2011
+10.4	First Amendment to CenterPoint Energy Benefit Restoration Plan, effective as of February 25, 2011
+10.5	First Amendment to Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of February 25, 2011
+10.6	First Amendment to CenterPoint Energy Savings Restoration Plan, effective as of February 25, 2011
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Furnished, not filed.