Form 10-Q
period 2011-06-30
CENTERPOINT ENERGY INC
filed 2011-08-04
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

As of July 15, 2011, CenterPoint Energy, Inc. had 425,856,294 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
the resolution of the true-up proceedings, including future actions by the Public Utility Commission of Texas (Texas Utility Commission) in response to the decisions by the Texas Supreme Court and the Texas Third Court of Appeals, and any further appeals thereof;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform and tax legislation;

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

•	actions by credit rating agencies;

ii

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

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

•
our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, each of which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Revenues	$1,756	$1,837	$4,779	$4,424

Expenses:
Natural gas	778	778	2,713	2,254
Operation and maintenance	410	446	824	885
Depreciation and amortization	217	223	417	424
Taxes other than income taxes	88	87	205	194
Total	1,493	1,534	4,159	3,757
Operating Income	263	303	620	667

Other Income (Expense):
Gain (loss) on marketable securities	(22)	18	16	50
Gain (loss) on indexed debt securities	32	—	5	(23)
Interest and other finance charges	(121)	(111)	(243)	(227)
Interest on transition and system restoration bonds	(36)	(32)	(72)	(65)
Equity in earnings of unconsolidated affiliates	7	8	12	14
Other, net	3	4	4	9
Total	(137)	(113)	(278)	(242)

Income Before Income Taxes	126	190	342	425
Income tax expense	45	71	147	158
Net Income	$81	$119	$195	$267

Basic Earnings Per Share	$0.20	$0.28	$0.49	$0.63

Diluted Earnings Per Share	$0.20	$0.28	$0.49	$0.62

Dividends Declared Per Share	$0.195	$0.1975	$0.39	$0.395

Weighted Average Shares Outstanding, Basic	400	426	396	425

Weighted Average Shares Outstanding, Diluted	402	428	399	428

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2010	June 30, 2011
Current Assets:
Cash and cash equivalents ($198 and $176 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	$199	$190
Investment in marketable securities	367	417
Accounts receivable, net ($49 and $68 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	835	750
Accrued unbilled revenues	340	156
Natural gas inventory	164	144
Materials and supplies	211	165
Non-trading derivative assets	54	39
Taxes receivable	138	—
Prepaid expenses and other current assets ($39 and $40 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	274	181
Total current assets	2,582	2,042

Property, Plant and Equipment:
Property, plant and equipment	16,005	16,426
Less accumulated depreciation and amortization	4,273	4,445
Property, plant and equipment, net	11,732	11,981

Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,597 and $2,460 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	3,446	3,315
Non-trading derivative assets	15	11
Investment in unconsolidated affiliates	468	474
Other	172	158
Total other assets	5,797	5,654

Total Assets	$20,111	$19,677

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	June 30, 2011
Current Liabilities:
Short-term borrowings	$53	$109
Current portion of VIE transition and system restoration bonds long-term debt	283	294
Current portion of indexed debt	126	128
Current portion of other long-term debt	19	46
Indexed debt securities derivative	232	255
Accounts payable	667	394
Taxes accrued	156	139
Interest accrued	171	174
Non-trading derivative liabilities	68	46
Accumulated deferred income taxes, net	407	454
Other	438	322
Total current liabilities	2,620	2,361

Other Liabilities:
Accumulated deferred income taxes, net	2,934	3,148
Non-trading derivative liabilities	16	4
Benefit obligations	906	903
Regulatory liabilities	989	1,031
Other	447	407
Total other liabilities	5,292	5,493

Long-term Debt:
VIE transition and system restoration bonds	2,522	2,371
Other	6,479	6,139
Total long-term debt	9,001	8,510

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (424,746,177 shares and 425,834,139 shares outstanding at December 31, 2010 and June 30, 2011, respectively)	4	4
Additional paid-in capital	4,100	4,111
Accumulated deficit	(789)	(690)
Accumulated other comprehensive loss	(117)	(112)
Total shareholders’ equity	3,198	3,313

Total Liabilities and Shareholders’ Equity	$20,111	$19,677

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash Flows from Operating Activities:
Net income	$195	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	424
Amortization of deferred financing costs	14	15
Deferred income taxes	(37)	209
Unrealized gain on marketable securities	(16)	(50)
Unrealized loss (gain) on indexed debt securities	(5)	23
Equity in earnings of unconsolidated affiliates, net of distributions	6	1
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	355	217
Inventory	24	66
Taxes receivable	—	138
Accounts payable	(215)	(220)
Fuel cost over (under) recovery	93	(19)
Non-trading derivatives, net	1	(2)
Margin deposits, net	(18)	48
Interest and taxes accrued	(7)	(14)
Net regulatory assets and liabilities	26	15
Other current assets	21	30
Other current liabilities	(32)	(28)
Other assets	(9)	—
Other liabilities	(3)	6
Other, net	8	11
Net cash provided by operating activities	818	1,137

Cash Flows from Investing Activities:
Capital expenditures	(727)	(633)
Decrease (increase) in restricted cash of transition and system restoration bonds companies	1	(1)
Investment in unconsolidated affiliates	(22)	(7)
Cash received from U.S Department of Energy grant	33	77
Other, net	(4)	(8)
Net cash used in investing activities	(719)	(572)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(23)	(14)
Proceeds from commercial paper, net	—	(113)
Proceeds from long-term debt	—	550
Payments of long-term debt	(448)	(766)
Cash paid for debt exchange	—	(58)
Debt issuance costs	(2)	(9)
Payment of common stock dividends	(154)	(168)
Proceeds from issuance of common stock, net	370	4
Other, net	1	—
Net cash used in financing activities	(256)	(574)

Net Decrease in Cash and Cash Equivalents	(157)	(9)
Cash and Cash Equivalents at Beginning of Period	740	199
Cash and Cash Equivalents at End of Period	$583	$190

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$292	$276
Income taxes (refunds), net	144	(206)
Non-cash transactions:
Accounts payable related to capital expenditures	99	84

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2011, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2)       New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation, inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures.

In May 2011, the FASB issued new accounting guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of  quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011.

CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)       Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2010		2011
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$8	$1	$9	$1
Interest cost	26	6	25	6
Expected return on plan assets	(28)	(3)	(29)	(3)
Amortization of prior service credit	1	1	1	1
Amortization of net loss	14	—	14	1
Amortization of transition obligation	—	1	—	1
Net periodic cost	$21	$6	$20	$7

	Six Months Ended June 30,
	2010		2011
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$16	$1	$17	$1
Interest cost	51	12	50	12
Expected return on plan assets	(55)	(5)	(58)	(5)
Amortization of prior service credit	2	2	2	2
Amortization of net loss	29	—	28	1
Amortization of transition obligation	—	3	—	3
Net periodic cost	$43	$13	$39	$14

(1)
Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.  CenterPoint Houston’s actuarially determined pension expense for 2011 in excess of the 2007 base year amount is being deferred for rate making purposes. CenterPoint Houston deferred as a regulatory asset $6 million and $5 million, respectively, in pension expense during the three months ended June 30, 2010 and 2011, and $12 million and $11 million, respectively, in pension expense during the six months ended June 30, 2010 and 2011.

CenterPoint Energy expects to contribute approximately $75 million to its pension plans in 2011, of which approximately $2 million and $5 million, respectively, were contributed during the three and six months ended June 30, 2011. The contribution to CenterPoint Energy’s pension plans in the third quarter of 2011 is expected to be approximately $66 million.

CenterPoint Energy expects to contribute approximately $18 million to its postretirement benefits plan in 2011, of which approximately $5 million and $11 million, respectively, were contributed during the three and six months ended June 30, 2011.

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

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings. The impact of the Texas Supreme Court’s decision regarding the matters on appeal is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of CenterPoint Energy’s former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method CenterPoint Houston utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when CenterPoint Energy later sold its Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. CenterPoint Energy currently estimates that application of the sale of assets methodology would reduce stranded costs by an amount equal to approximately $252 million, less selling costs, plus the amount of debt assumed by the buyer of Texas Genco. This portion of the decision is unfavorable to CenterPoint Energy.

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

•
The Texas Utility Commission’s order allowing recovery of EMCs that CenterPoint Energy had been ordered to pay its former affiliate was upheld. This portion of the decision is favorable to CenterPoint Energy. These sums have already been recovered and will not be addressed in the remand proceeding.

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

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax amounts.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax amounts associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

After the Texas Supreme Court issued its decision, a number of parties filed motions for rehearing with the Texas Supreme Court requesting the court to reconsider its decision. In June 2011, the court denied the motions for rehearing and issued a corrected mandate remanding the case to the Texas Utility Commission for further proceedings. There is no statutory deadline by which the Texas Utility Commission must act now that the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unrecovered true-up balance will continue to accrue until such balance is securitized or is otherwise recovered in rates.

CenterPoint Houston expects to seek recovery of approximately $1.88 billion in the remand process before the Texas Utility Commission, which includes interest through October 31, 2011. CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs.  Interest on the final true up balance as approved by the Texas Utility Commission will continue to accrue at approximately 8% until the bonds are issued.  On July 15, 2011, certain intervenors and the staff of the Texas Utility Commission filed a request with the Texas Utility Commission to sever $1.38 billion of CenterPoint Houston’s remaining true-up balance and securitize that amount prior to completion of the pending review by the Texas Utility Commission of certain issues in the remand proceeding.  The issues identified by the intervenors as requiring review include the calculation of the ADFIT benefit and the tax normalization issue discussed above, the proper rate for interest to accrue on true-up balances and the recoverability of certain rate case expenses and transaction costs associated with the sale of Texas Genco.  In August 2011, the Texas Utility Commission denied this request.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  CenterPoint Energy expects to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

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

As of June 30, 2011, CenterPoint Energy has not recognized an allowed equity return of $171 million on the portion of CenterPoint Houston’s true-up balance that had previously been securitized because such return will be recognized as it is recovered in rates. During both the three months ended June 30, 2010 and 2011, CenterPoint Houston recognized approximately $4 million of the allowed equity return not previously recognized.  During both the six months ended June 30, 2010 and 2011, CenterPoint Houston recognized approximately $7 million of the allowed equity return not previously recognized.

(b) Rate Proceedings

CenterPoint Houston

June 2010 Rate Proceeding. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area.

Following hearings in the fall of 2010, the Texas Utility Commission issued its order on May 12, 2011.  In response to motions filed by several parties, including CenterPoint Houston, on June 23, 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision.  CenterPoint Houston expects revised rates based on the order on rehearing to be implemented in the third quarter of 2011.  The order on rehearing could be appealed to the Texas courts.

The order on rehearing provides for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order authorizes a return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the advanced metering system (AMS) project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the U.S. Department of Energy.

As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of $14.4 million related to estimated 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of approximately $11 million of the 2011 energy efficiency program costs and a performance bonus, but disallowed recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery in 2012 of approximately $44.3 million consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.8 million; (2) an energy efficiency performance bonus based on CenterPoint Houston’s 2010 program achievements of approximately $5.8 million; (3) the amount of lost revenues due to verified and reported 2010 energy savings of approximately $2.2 million; and (4) approximately $0.5 million for under-recovery of 2010 program costs. In the preliminary order in this proceeding, the Texas Utility Commission has excluded approximately $2.1 million of the requested performance bonus for the 2010 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $2.2 million of lost revenues associated with the 2010 programs.  A hearing to address the application is scheduled for August 2011. The proposed rate adjustments are expected to take effect with the commencement of CenterPoint Houston’s January 2012 billing month.

Gas Operations

Texas. In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations have appealed the court’s ruling on the cost of service adjustment mechanism to the Texas Third Court of Appeals at Austin, Texas. Oral arguments were held in February 2011. CenterPoint Energy does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows. The cost of service adjustment was initially effective for three successive years ending in calendar year 2010, but would automatically renew for successive three-year periods unless Gas Operations or the regulatory authority having original jurisdiction gave written notice to discontinue the adjustment mechanism by February 1, 2011. Certain cities that agreed to the initial implementation notified Gas Operations by February 1, 2011 of their desire to discontinue the adjustment mechanism. In July 2011, Gas Operations requested that the Railroad Commission waive the notice date of February 1, 2011 in order to allow Gas Operations to discontinue the cost of service adjustment mechanism for the remaining areas.

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

In December 2010, Gas Operations filed a request to change its rates with the Railroad Commission and the 66 cities in its South Texas service territory, consisting of approximately 137,000 customers. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of approximately $6.1 million.  The parties reached a settlement resulting in increased revenues of $4.6 million, which was approved by the Railroad Commission in April 2011.   The new rates were implemented effective May 2011.

Other. Gas Operations has various periodic rate adjustment mechanisms available for use in certain of the  jurisdictions in which it operates. In March 2011, Gas Operations made its Annual Billing Determinant Adjustment filing with the Arkansas Public Service Commission (APSC) requesting an annual increase in base rates of $5.9 million to collect the amounts accrued in 2010 for recovery of declines in revenues as a result of lower volumes and number of customers.  The increase became effective in June 2011.

In June 2011, the APSC approved Gas Operations’ requested Energy Efficiency Cost Recovery rider, which enables recovery of the cost of Gas Operations’ energy efficiency programs, lost contributions to fixed costs and an incentive based on the results of the energy efficiency programs.  The order also extended the use of the existing decoupling mechanism until December 31, 2013.

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

During the three months ended June 30, 2010, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $13 million and decreased natural gas expense from unrealized net gains of $5 million, resulting in a net unrealized loss of $8 million.  During the three months ended June 30, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $2 million and decreased natural gas expense from unrealized net gains of $6 million, resulting in a net unrealized gain of $4 million.  During the six months ended June 30, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $17 million and increased natural gas expense from unrealized net losses of $22 million, resulting in a net unrealized loss of $5 million.  During the six months ended June 30, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $19 million and decreased natural gas expense from unrealized net gains of $21 million, resulting in a net unrealized gain of $2 million.

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

CenterPoint Energy enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three and six months ended June 30, 2010, CenterPoint Energy recognized gains of $2 million and losses of $5 million, respectively, related to these swaps. During the three and six months ended June 30, 2011, CenterPoint Energy recognized losses of $1 million and $6 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2010 and June 30, 2011, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2010 and 2011.

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

Fair Value of Derivative Instruments
		June 30, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$42	$3
Natural gas contracts (1)	Other Assets	11	—
Natural gas contracts (1)	Current Liabilities	8	93
Natural gas contracts (1)	Other Liabilities	1	7
Indexed debt securities derivative	Current Liabilities	—	255
Total		$62	$358

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 593 Bcf or a net 110 Bcf long position.  Of the net long position, basis swaps constitute 65 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 14 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a less than $1 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $41 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$5	$9
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(31)	(12)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	32	—
Total		$6	$(3)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(25) million and $(17) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$49	$14
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(92)	(49)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	5	(23)
Total		$(38)	$(58)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(50) million and $(62) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2010 and June 30, 2011 was $107 million and $57 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $31 million and $13 million, respectively, at December 31, 2010 and June 30, 2011.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2010 and June 30, 2011, $76 million and $43 million, respectively, of additional assets would be required to be posted as collateral.

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

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2011, there were no significant transfers between levels.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2011
	(in millions)
Assets
Corporate equities	$418	$—	$—	$—	$418
Investments, including money market funds	56	—	—	—	56
Natural gas derivatives	3	51	8	(12)	50
Total assets	$477	$51	$8	$(12)	$524
Liabilities
Indexed debt securities derivative	$—	$255	$—	$—	$255
Natural gas derivatives	5	95	3	(53)	50
Total liabilities	$5	$350	$3	$(53)	$305

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $41 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,
	2010	2011
	(in millions)
Beginning balance	$4	$6
Total unrealized gains (losses):
Included in earnings	—	1
Total settlements, gross (1):
Included in earnings	1	(2)
Ending balance	$5	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$1

(1)	During both the three months ended June 30, 2010 and 2011, CenterPoint Energy did not have Level 3 purchases or sales.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Six Months Ended June 30,
	2010	2011
	(in millions)
Beginning balance	$(6)	$3
Total unrealized gains (losses):
Included in earnings	2	4
Included in regulatory assets	(1)	—
Total settlements, gross (1):
Included in earnings	1	(2)
Included in regulatory assets	9	—
Ending balance	$5	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$3

(1)	During both the six months ended June 30, 2010 and 2011, CenterPoint Energy did not have Level 3 purchases or sales.

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

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,303	$10,071	$8,850	$9,671

(7)       Goodwill

Goodwill by reportable business segment as of both December 31, 2010 and June 30, 2011 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)       Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
	(in millions)
Net income	$81	$119	$195	$267
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1, $1, $3 and $3)	2	3	5	5
Total	2	3	5	5
Comprehensive income	$83	$122	$200	$272

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2010	June 30, 2011
	(in millions)
Adjustment related to pension and postretirement plans	$(114)	$(109)
Net deferred loss from cash flow hedges	(3)	(3)
Total accumulated other comprehensive loss	$(117)	$(112)

(9)       Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2010, 424,746,343 shares of CenterPoint Energy common stock were issued and 424,746,177 shares were outstanding. At June 30, 2011, 425,834,305 shares of CenterPoint Energy common stock were issued and 425,834,139 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2010 and June 30, 2011.

(10)     Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility. Availability under CERC’s receivables facility, which terminates on September, 14 2011,  ranges from $160 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2010 and June 30, 2011, the facility size was $160 million and $300 million, respectively. As of both December 31, 2010 and June 30, 2011, there were no advances under the receivables facility.

Inventory Financing. In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 31, 2012. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $53 million and $39 million as of December 31, 2010 and June 30, 2011, respectively.

(b) Long-term Debt

Revolving Credit Facilities. As of both December 31, 2010 and June 30, 2011, there were no outstanding borrowings under CenterPoint Energy’s, CenterPoint Houston’s or CERC Corp.’s revolving credit facilities.

As of December 31, 2010 and June 30, 2011, CenterPoint Energy had approximately $20 million and $17 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. As of both December 31, 2010 and June 30, 2011, CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2010 or June 30, 2011.  As of December 31, 2010 and June 30, 2011, CERC Corp. had commercial paper outstanding of $183 million and $70 million, respectively, which was backstopped by its credit facility. CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of June 30, 2011. As a result of the June 29, 2012 expiration date of each of the revolving credit facilities, commercial paper borrowings backstopped by such facilities have been classified as long-term debt as of December 31, 2010 and short-term borrowings as of June 30, 2011.

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

(11)     Income Taxes

During the three and six months ended June 30, 2010, the effective tax rate was 36% and 43%, respectively. During both the three and six months ended June 30, 2011, the effective tax rate was 37%. The most significant item affecting the comparability of the effective tax rate for the six months ended June 30, 2010 and 2011 is a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

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

The following table summarizes CenterPoint Energy’s unrecognized tax benefits at December 31, 2010 and June 30, 2011:

	December 31, 2010	June 30, 2011
	(in millions)
Unrecognized tax benefits	$252	$314
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	17	19
Interest accrued on unrecognized tax benefits	12	16

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $284 million or increase by as much as $17 million over the next 12 months primarily as a result of the anticipated resolution of the tax normalization issue described in Note 4(a) and CenterPoint Energy’s administrative appeal relating to the IRS’s disallowance of CenterPoint Energy’s casualty loss deduction associated with the damage caused by Hurricane Ike.  Additionally, the tax normalization issue and the casualty loss deduction are temporary differences and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

In January 2011, the IRS commenced its examination of CenterPoint Energy’s 2008 and 2009 consolidated federal income tax returns.

(12)     Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint

Energy’s Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2011, minimum payment obligations for natural gas supply commitments are approximately $193 million for the remaining six months in 2011, $439 million in 2012, $437 million in 2013, $314 million in 2014, $198 million in 2015 and $412 million after 2015.

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

During the fourth quarter of 2010, CEFS substantially completed the construction and initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  CEFS spent approximately $320 million on the original project scope, including the purchase of the original facilities and is in the second year of the 10-year, 700 MMcf per day volume commitment made by Shell and Encana which commenced in September 2009.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of June 30, 2011, CEFS had spent approximately $375 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $50 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs' claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

At June 30, 2011, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utility Commission has provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of June 30, 2011, CERC had collected $5.3 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is a subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing would be required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding and, in July 2011, the plaintiff appealed the federal district court’s decision to the United States Court of Appeals for the First Circuit.  CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP. CERC and CenterPoint Energy do not expect the ultimate outcome to have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

(d) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $105 million as of June 30, 2011. Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(13)     Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$81	$119	$195	$267

Weighted average shares outstanding	399,515,000	425,638,000	396,203,000	425,330,000

Basic earnings per share:
Net income	$0.20	$0.28	$0.49	$0.63

Diluted earnings per share calculation:
Net income	$81	$119	$195	$267

Weighted average shares outstanding	399,515,000	425,638,000	396,203,000	425,330,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	560,000	401,000	568,000	379,000
Restricted stock	1,918,000	2,245,000	1,918,000	2,245,000
Weighted average shares assuming dilution	401,993,000	428,284,000	398,689,000	427,954,000

Diluted earnings per share:
Net income	$0.20	$0.28	$0.49	$0.62

(1)
Options to purchase 1,616,951 shares were outstanding for both the three and six months ended June 30, 2010, and options to purchase 37,497 shares were outstanding for both the three and six months ended

June 30, 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended June 30, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$562	(1)	$—	$158
Natural Gas Distribution	462		3	10
Competitive Natural Gas Sales and Services	550		10	(6)
Interstate Pipelines	113		35	67
Field Services	66		14	31
Other Operations	3		—	3
Eliminations	—		(62)	—
Consolidated	$1,756		$—	$263

	For the Three Months Ended June 30, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
Electric Transmission & Distribution	$606	(1)	$—	$185
Natural Gas Distribution	448		4	13
Competitive Natural Gas Sales and Services	581		5	3
Interstate Pipelines	111		31	60
Field Services	88		10	39
Other Operations	3		—	3
Eliminations	—		(50)	—
Consolidated	$1,837		$—	$303

	For the Six Months Ended June 30, 2010
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2010
Electric Transmission & Distribution	$1,044	(1)	$—	$265	$9,817
Natural Gas Distribution	1,995		7	149	4,575
Competitive Natural Gas Sales and Services	1,394		18	9	1,190
Interstate Pipelines	216		70	139	3,672
Field Services	124		24	54	1,803
Other Operations	6		—	4	2,184	(2)
Eliminations	—		(119)	—	(3,130)
Consolidated	$4,779		$—	$620	$20,111

	For the Six Months Ended June 30, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of June 30, 2011
Electric Transmission & Distribution	$1,095	(1)	$—	$286	$9,873
Natural Gas Distribution	1,655		9	155	4,438
Competitive Natural Gas Sales and Services	1,278		14	13	1,110
Interstate Pipelines	224		65	136	3,766
Field Services	166		22	75	1,832
Other Operations	6		—	2	2,136	(2)
Eliminations	—		(110)	—	(3,478)
Consolidated	$4,424		$—	$667	$19,677

(1)
Sales to subsidiaries of NRG Retail LLC (NRG Retail), the successor to RRI's Texas retail business, in the three months ended June 30, 2010 and 2011 represented approximately $132 million and $133 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC (TXU Retail) in the three months ended June 30, 2010 and 2011 represented approximately $42 million and $41 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of NRG Retail  in the six months ended June 30, 2010 and 2011 represented approximately $267 million and $259 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Retail in the six months ended June 30, 2010 and 2011 represented approximately $84 million and $82 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2010 and June 30, 2011 are pension and other postemployment related regulatory assets of $704 million and $680 million, respectively.

(15)     Subsequent Events

On July 19, 2011, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.1975 per share of common stock payable on September 9, 2011, to shareholders of record as of the close of business on August 16, 2011.

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

The impact of the Texas Supreme Court’s decision regarding the matters on appeal with respect to the True-Up Order is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of our former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method CenterPoint Houston utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when we later sold our Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. We currently estimate that application of the sale of assets methodology would reduce stranded costs by an amount equal to approximately $252 million, less selling costs, plus the amount of debt assumed by the buyer of Texas Genco.  This portion of the decision is unfavorable to us.

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

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax amounts.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax amounts associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, we received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

After the Texas Supreme Court issued its decision, a number of parties filed motions for rehearing with the Texas Supreme Court requesting the court to reconsider its decision. In June 2011, the court denied the motions for rehearing and issued a corrected mandate remanding the case to the Texas Utility Commission for further proceedings. There is no statutory deadline by which the Texas Utility Commission must act now that the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unrecovered true-up balance will continue to accrue until such balance is securitized or is otherwise recovered in rates.

CenterPoint Houston expects to seek recovery of approximately $1.88 billion in the remand process before the Texas Utility Commission, which includes interest through October 31, 2011. CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs. Interest on the final true up balance as approved by the Texas Utility Commission will continue to accrue at approximately 8% until the bonds are issued.  On July 15, 2011, certain intervenors and the staff of the Texas Utility Commission filed a request with the Texas Utility Commission to sever $1.38 billion of CenterPoint Houston’s remaining true-up balance and securitize that amount prior to completion of the pending review by the Texas Utility Commission of certain issues in the remand proceeding.  The issues identified by the intervenors as requiring review include the calculation of the ADFIT benefit and the tax normalization issue discussed above, the proper rate for interest to accrue on true-up balances and the recoverability of certain rate case expenses and transaction costs associated with the sale of Texas Genco. In August 2011, the Texas Utility Commission denied this request.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  We expect to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

Olympia Gathering System

In April 2010, CenterPoint Energy Field Services, LLC (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in northwest Louisiana.

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of June 30, 2011, CEFS had spent approximately $375 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $50 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) selected CenterPoint Energy Houston for a $200 million grant for its advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, CenterPoint Houston and the DOE completed negotiations and finalized the agreement. Under the terms of agreement, the DOE has agreed to reimburse CenterPoint Houston for 50% of its eligible costs until the total amount of the grant has been paid.  Through June 30, 2011, CenterPoint Houston has requested $167 million of grant funding from the DOE, all of which  has been received. CenterPoint Houston estimates that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period. CenterPoint Houston is using $150 million of the grant funding to accelerate completion of its deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston will use the other $50 million from the grant for an initial deployment of an IG in a portion of its service territory to be completed in 2013.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  CenterPoint Houston believes the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for its distribution system.

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

Following hearings in the fall of 2010, the Texas Utility Commission issued its order on May 12, 2011.  In response to motions filed by several parties, including CenterPoint Houston, on June 23, 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. CenterPoint Houston expects revised rates based on the order on rehearing to be implemented in the third quarter of 2011.  The order on rehearing could be appealed to the Texas courts.

The order on rehearing provides for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order authorizes a return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million.

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

Dodd-Frank provisions will increase required disclosures regarding executive compensation, and rules adopted by the SEC in January 2011 required an advisory vote at our 2011 annual meeting by shareholders on executive compensation (“say-on-pay”) and required an advisory vote by shareholders on the frequency that such say-on-pay votes will be submitted in future years. New rules adopted by the SEC are intended to provide shareholders with access to the director nomination process, but those rules have been vacated in their current form on procedural grounds by a federal appellate court in response to legal challenges.  The federal appellate court's decision is subject to further review and it is unclear when and in what form such rules or similar rules would apply to us.

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

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$1,756	$1,837	$4,779	$4,424
Expenses	1,493	1,534	4,159	3,757
Operating Income	263	303	620	667
Interest and Other Finance Charges	(121)	(111)	(243)	(227)
Interest on Transition and System Restoration Bonds	(36)	(32)	(72)	(65)
Equity in Earnings of Unconsolidated Affiliates	7	8	12	14
Other Income, net	13	22	25	36
Income Before Income Taxes	126	190	342	425
Income Tax Expense	45	71	147	158
Net Income	$81	$119	$195	$267

Basic Earnings Per Share	$0.20	$0.28	$0.49	$0.63

Diluted Earnings Per Share	$0.20	$0.28	$0.49	$0.62

Three months ended June 30, 2011 compared to three months ended June 30, 2010

We reported consolidated net income of $119 million ($0.28 per diluted share) for the three months ended June 30, 2011 compared to $81 million ($0.20 per diluted share) for the same period in 2010. The increase in net income of $38 million was primarily due to a $40 million increase in operating income (discussed by segment below), a $40 million increase in the gain on our marketable securities and a $14 million decrease in interest expense due to lower levels of debt, which were partially offset by a $32 million decrease in the gain on our indexed debt securities and a $26 million increase in income tax expense.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

We reported consolidated net income of $267 million ($0.62 per diluted share) for the six months ended June 30, 2011 compared to $195 million ($0.49 per diluted share) for the same period in 2010. The increase in net income of $72 million was primarily due to a $47 million increase in operating income (discussed by segment below), a $34 million increase in the gain on our marketable securities and a $23 million decrease in interest expense, which were partially offset by a $28 million increase in the loss on our indexed debt securities and a $11 million increase in income tax expense.

Income Tax Expense

During the three and six months ended June 30, 2010, the effective tax rate was 36% and 43%, respectively. During both the three and six months ended June 30, 2011, the effective tax rate was 37%. The most significant item affecting the comparability of our effective tax rate for the six months ended June 30, 2010 and 2011 is a non-cash, $21 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset by approximately $32 million as of March 31, 2010.  The portion of the reduction that we believe will be recovered through the regulatory process, or approximately $11 million, was recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in our deferred tax asset was reflected as a charge to income tax expense.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and six months ended June 30, 2010 and 2011.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Electric Transmission & Distribution	$158	$185	$265	$286
Natural Gas Distribution	10	13	149	155
Competitive Natural Gas Sales and Services	(6)	3	9	13
Interstate Pipelines	67	60	139	136
Field Services	31	39	54	75
Other Operations	3	3	4	2
Total Consolidated Operating Income	$263	$303	$620	$667

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2010 Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (First Quarter Form 10-Q).

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues:
Electric transmission and distribution utility	$449	$489	$835	$889
Transition and system restoration bond companies	113	117	209	206
Total revenues	562	606	1,044	1,095
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	204	219	394	427
Depreciation and amortization, excluding transition and system restoration bond companies	71	66	144	137
Taxes other than income taxes	52	51	104	104
Transition and system restoration bond companies	77	85	137	141
Total expenses	404	421	779	809
Operating Income	$158	$185	$265	$286

Operating Income:
Electric transmission and distribution utility	$122	$153	$193	$221
Transition and system restoration bond companies (1)	36	32	72	65
Total segment operating income	$158	$185	$265	$286

Throughput (in gigawatt-hours (GWh)):
Residential	7,064	7,785	12,237	12,656
Total	20,174	21,077	36,610	37,845

Number of metered customers at end of period:
Residential	1,866,699	1,895,852	1,866,699	1,895,852
Total	2,113,695	2,145,979	2,113,695	2,145,979

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our Electric Transmission & Distribution business segment reported operating income of $185 million for the three months ended June 30, 2011, consisting of $153 million from the regulated electric transmission and distribution utility (TDU) and $32 million related to transition and system restoration bond companies. For the three months ended June 30, 2010, operating income totaled $158 million, consisting of $122 million from the TDU and $36 million related to transition and system restoration bond companies. TDU revenues increased $40 million due to increased usage ($16 million), primarily due to favorable weather, higher transmission-related revenues ($13 million), higher revenues due to customer growth ($4 million) from the addition of over 32,000 new customers and revenues from implementation of the AMS ($3 million).  Operation and maintenance expenses increased $15 million due to higher transmission costs billed by transmission providers ($6 million), increased contracts and services ($3 million), increased AMS project expenses ($1 million) and other operating expense increases ($5 million).  Depreciation expense decreased by $5 million.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our Electric Transmission & Distribution business segment reported operating income of $286 million for the six months ended June 30, 2011, consisting of $221 million from the TDU and $65 million related to transition and system restoration bond companies. For the six months ended June 30, 2010, operating income totaled $265 million, consisting of $193 million from the TDU and $72 million related to transition and system restoration bond companies. TDU revenues increased $54 million due to higher transmission-related revenues ($25 million), increased usage ($15 million), primarily due to favorable weather, revenues from implementation of the AMS ($9 million) and higher revenues due to customer growth ($7 million) from the addition of over 32,000 new customers.  Operation and maintenance expenses increased $33 million due to higher transmission costs billed by transmission providers ($17 million), increased contracts and services ($5 million), increased AMS project expenses ($4 million) and other operating expense increases ($7 million).  Depreciation expense decreased by $7 million.

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$465	$452	$2,002	$1,664
Expenses:
Natural gas	244	218	1,383	1,036
Operation and maintenance	144	157	311	325
Depreciation and amortization	44	41	84	83
Taxes other than income taxes	23	23	75	65
Total expenses	455	439	1,853	1,509
Operating Income	$10	$13	$149	$155

Throughput (in Bcf):
Residential	16	20	112	110
Commercial and industrial	49	51	136	139
Total Throughput	65	71	248	249

Number of customers at period end:
Residential	2,973,013	3,000,665	2,973,013	3,000,665
Commercial and industrial	244,089	243,629	244,089	243,629
Total	3,217,102	3,244,294	3,217,102	3,244,294

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our Natural Gas Distribution business segment reported operating income of $13 million for the three months ended June 30, 2011 compared to $10 million for the three months ended June 30, 2010.  Operating income increased $3 million primarily as a result of increased volumetric revenue including the revenue impacts of weather partially mitigated by weather hedges and weather normalization adjustments ($7 million) and increased throughput to large-volume customers ($2 million). The increase is partially offset by increased operation and maintenance expenses ($3 million).  Increased operation and maintenance expenses related to energy efficiency programs ($10 million) were offset by the related revenues.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our Natural Gas Distribution business segment reported operating income of $155 million for the six months ended June 30, 2011 compared to operating income of $149 million for the six months ended June 30, 2010.  Operating income increased $6 million primarily as a result of increased throughput to large-volume customers ($5 million) and the effect of adding 27,000 residential customers ($2 million).  Increased operation and maintenance expenses related to energy efficiency programs ($15 million) were offset by the related revenues.

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

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$560	$586	$1,412	$1,292
Expenses:
Natural gas	554	571	1,380	1,256
Operation and maintenance	10	11	19	21
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	—	2	—
Total expenses	566	583	1,403	1,279
Operating Income (Loss)	$(6)	$3	$9	$13

Throughput (in Bcf)	128	126	269	281

Number of customers at period end	11,694	12,152	11,694	12,152

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our Competitive Natural Gas Sales and Services business segment reported operating income of $3 million for the three months ended June 30, 2011 compared to operating loss of $6 million for the three months ended June 30, 2010.  The increase in operating income of $9 million is primarily due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for the three months ended June 30, 2011 of $4 million compared to an unfavorable impact of $8 million for the same period in 2010.  The segment’s retail business experienced greater throughput volumes and increased the number of customers in the second quarter of 2011 compared to the second quarter of 2010 resulting in increased operating income of $1 million.  Offsetting these increases to operating income was a $5 million quarter-over-quarter decrease in margin resulting mainly from reduced basis spreads on pipeline transport opportunities.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our Competitive Natural Gas Sales and Services business segment reported operating income of $13 million for the six months ended June 30, 2011 compared to $9 million for the six months ended June 30, 2010. The increase in operating income of $4 million is primarily due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for the first six months of 2011 of $2 million compared to an unfavorable impact of $5 million for the same period in 2010.  Offsetting this increase was a $6 million year-over-year decrease in operating income resulting from reduced basis spreads on pipeline transport opportunities and lack of seasonal storage spreads.  The segment’s retail business experienced greater throughput volumes and increased the number of customers in the first half of 2011 resulting in an operating income increase of $1 million compared to the first half of 2010.

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

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$148	$142	$286	$289
Expenses:
Natural gas	24	21	34	39
Operation and maintenance	35	39	70	70
Depreciation and amortization	13	14	26	27
Taxes other than income taxes	9	8	17	17
Total expenses	81	82	147	153
Operating Income	$67	$60	$139	$136

Equity in earnings of unconsolidated affiliates	$4	$5	$7	$9

Transportation throughput (in Bcf)	400	396	838	852

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our Interstate Pipeline business segment reported operating income of $60 million for the three months ended June 30, 2011 compared to $67 million for the three months ended June 30, 2010.  Margins (revenues less natural gas costs) decreased $3 million primarily due to an expiring backhaul contract ($5 million), lower off-system transportation sales ($2 million) and the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($3 million), which were partially offset by increased ancillary services ($7 million).  We estimate that the expiration of the backhaul contract will adversely impact our 2011 revenues by approximately $20 million.  Increased operation and maintenance expenses ($4 million) and increased depreciation and amortization expense ($1 million) were partially offset by lower taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $5 million for the three months ended June 30, 2010 and 2011, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our Interstate Pipeline business segment reported operating income of $136 million for the six months ended June 30, 2011 compared to $139 million for the six months ended June 30, 2010. Margins (revenues less natural gas costs) decreased $2 million primarily due to the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($4 million), lower off-system sales ($2 million) and lower revenues ($1 million) related to an expiring backhaul contract partially offset by new firm transportation contract revenues.  Partially offsetting these declines were increased margins from ancillary service ($2 million), new power plant transportation contracts ($2 million) and industrial customers ($1 million).  Increased operation and maintenance expenses were offset by a favorable insurance settlement related to a damaged compressor station ($4 million) recognized in the first quarter of 2011.  Depreciation expense increased ($1 million) due to asset additions.

Equity Earnings.  In addition, this business segment recorded equity income of $7 million and $9 million for the six months ended June 30, 2010 and 2011, respectively, from its 50% interest in SESH.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$80	$98	$148	$188
Expenses:
Natural gas	18	18	34	33
Operation and maintenance	25	29	46	58
Depreciation and amortization	5	10	11	19
Taxes other than income taxes	1	2	3	3
Total expenses	49	59	94	113
Operating Income	$31	$39	$54	$75

Equity in earnings of unconsolidated affiliates	$3	$3	$5	$5

Gathering throughput (in Bcf)	156	197	284	380

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our Field Services business segment reported operating income of $39 million for the three months ended June 30, 2011 compared to $31 million for the three months ended June 30, 2010.  Margins increased primarily from new projects and core gathering services ($23 million) partially offset by lower prices received from sales of retained natural gas ($4 million). Increases in operation and maintenance expense ($4 million) and depreciation and amortization expense ($5 million) are due to the expansion of the facilities for the Magnolia and Olympia gathering systems in North Louisiana.

Equity Earnings.  In addition, this business segment recorded equity income of $3 million in both the three months ended June 30, 2010 and 2011, from its 50% general partnership interest in Waskom Gas Processing Company (Waskom).  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our Field Services business segment reported operating income of $75 million for the six months ended June 30, 2011 compared to $54 million for the six months ended June 30, 2010. Increased margins primarily from new projects and core gathering services ($49 million) were partially offset by lower prices received from sales of retained natural gas ($7 million) and processing margins ($1 million). Increases in operation and maintenance expense ($12 million) and depreciation and amortization expense ($8 million) are due to the expansion of the facilities for the Magnolia and Olympia gathering systems  in North Louisiana.

Equity Earnings.  In addition, this business segment recorded equity income of $5 million in both the six months ended June 30, 2010 and 2011, from its 50% general partnership interest in Waskom.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three and six months ended June 30, 2010 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$3	$3	$6	$6
Expenses	—	—	2	4
Operating Income	$3	$3	$4	$2

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2010 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011
	(in millions)
Cash provided by (used in):
Operating activities	$818	$1,137
Investing activities	(719)	(572)
Financing activities	(256)	(574)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2011 increased $319 million compared to the same period in 2010 due to increased tax refunds ($350 million), increased net income ($72 million), decreased net margin deposits ($66 million) and increased cash related to gas storage ($24 million), which were partially offset by decreased cash provided by net accounts receivable/payable ($143 million) and decreased cash provided by fuel cost recovery ($112 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2011 decreased $147 million compared to the same period in 2010 due to decreased capital expenditures ($94 million), increased cash received from the DOE grant ($44 million) and decreased investment in unconsolidated affiliates ($15 million).

Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2011 increased $318 million compared to the same period in 2010 due to decreased proceeds from the issuance of common stock ($366 million), increased payments of long-term debt ($318 million), decreased proceeds from commercial paper ($113 million), increased cash paid for debt exchange ($58 million) and increased common stock dividend payments ($14 million), which were partially offset by increased proceeds from long-term debt ($550 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations.  These capital expenditures are anticipated to both maintain reliability and safety as well as to expand our systems through value-added projects.  Our principal cash requirements for the remaining six months of 2011 include the following:

•	capital expenditures of approximately $825 million;

•	$143 million of scheduled principal payments on transition and system restoration bonds;

•	$70 million of expected pension plan contributions; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that proceeds from sales of commercial paper, borrowings under our credit facilities and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining six months of 2011. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now named GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $105 million as of June 30, 2011.  Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI and RRI changed its name from RRI Energy, Inc. to GenOn Energy, Inc. Neither the sale of the retail business nor the merger with Mirant Corporation alters GenOn’s contractual obligations to indemnify us and our subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts as discussed above.

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

Credit and Receivables Facilities. As of July 15, 2011, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at July 15, 2011 (1)		Termination Date
June 29, 2007	CenterPoint Energy	Revolver	$1,156	$17	(2)	June 29, 2012
June 29, 2007	CenterPoint Houston	Revolver	289	4	(2)	June 29, 2012
June 29, 2007	CERC Corp.	Revolver	915	58	(3)	June 29, 2012
September 15, 2010	CERC	Receivables	240	—		September 14, 2011

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our revolving credit facilities of $2.3 billion at June 30, 2011. Amounts advanced under CERC’s receivables facility are not treated as outstanding indebtedness in the debt to EBITDA covenant calculation.

(2)	Represents outstanding letters of credit.

(3)	Represents commercial paper that is backstopped by CERC Corp.’s revolving credit facility.

In the third quarter of 2011, we expect to replace each of the three credit facilities that terminate in 2012 with new five-year credit facilities of similar borrowing capacity.

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

Our $1.2 billion credit facility backstops a $1.0 billion CenterPoint Energy commercial paper program under which we began issuing commercial paper in June 2005. The $915 million CERC Corp. credit facility backstops a $915 million commercial paper program under which CERC Corp. began issuing commercial paper in February 2008. As of June 30, 2011, CERC Corp. had $70 million of outstanding commercial paper. As a result of the credit ratings on the two commercial paper programs, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements.

During the second quarter of 2011, CERC met a portion of its liquidity requirements with commercial paper proceeds.  We currently expect that CERC may be required to continue to access financing sources, in addition to money pool borrowings, in order to satisfy its liquidity requirements in 2011.  These sources could include commercial paper proceeds or borrowings under CERC Corp.’s revolving credit facility.

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

Temporary Investments. As of July 15, 2011, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of July 15, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa3	Stable	BBB-	Positive	BBB-	Positive
CenterPoint Houston Senior Secured Debt	A3	Stable	BBB+	Positive	A-	Positive
CERC Corp. Senior Unsecured Debt	Baa2	Stable	BBB	Positive	BBB	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $289 million credit facility and CERC Corp.’s $915 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2011, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper markets.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2011, the amount posted as collateral aggregated approximately $59 million ($31 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2011, unsecured credit limits extended to CES by counterparties aggregate $281 million; however, utilized credit capacity was $48 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $179 million as of June 30, 2011. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remains outstanding at June 30, 2011. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of June 30, 2011, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of June 30, 2011, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2011, the recorded fair value of our non-trading energy derivatives was a net liability of $41 million (before collateral). The net liability consisted of a net liability of $66 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $25 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. An increase of 10% in the market prices of energy commodities from their June 30, 2011 levels would have increased the fair value of our non-trading energy derivatives net liability by $2 million. This increase in net liabilities consists of a $6 million decrease to net liabilities associated with price stabilization activities of our Natural Gas Distribution business segment and an $8 million increase to net liabilities related to our Competitive Natural Gas Sales and Services business segment.

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

Interest Rate Risk

As of June 30, 2011, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2010 and June 30, 2011, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.1 billion and $8.8 billion, respectively, in carrying amount and having a fair value of $9.9 billion and $9.7 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $230 million if interest rates were to decline by 10% from their levels at June 30, 2011. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $128 million at June 30, 2011 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $21 million if interest rates were to decline by 10% from levels at June 30, 2011. Changes in the fair value of the derivative component, a $255 million recorded liability at June 30, 2011, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2011 levels, the fair value of the derivative component liability would increase by approximately $10 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2011 aggregate market value of these shares would result in a net loss of approximately $11 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2010 Form 10-K and First Quarter Form 10-Q.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Award to Chairman. In June 2011, we awarded Milton Carroll, our non-executive Chairman of the Board of Directors, 25,000 shares of our common stock pursuant to his compensation arrangements.  We relied on a private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 5.     OTHER INFORMATION

The ratio of earnings to fixed charges for the six months ended June 30, 2010 and 2011 was 2.05 and 2.40, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.3.4	Third Amendment to Exhibit 4.3.1, dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4.4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.4.2	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.5	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: August 4, 2011

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	Rights Agreement dated January 1, 2002, between CenterPoint Energy and JPMorgan Chase Bank, as Rights Agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.2
4.3.1	$1,200,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.3
4.3.2	First Amendment to Exhibit 4.3.1, dated as of August 20, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.4
4.3.3	Second Amendment to Exhibit 4.3.1, dated as of November 18, 2008, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.1
4.3.4	Third Amendment to Exhibit 4.3.1, dated as of February 5, 2010, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated February 5, 2010	1-31447	4.1
4.4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4.4.2	First Amendment to Exhibit 4.4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document