Form 10-K
period 2011-12-31
CENTERPOINT ENERGY INC
filed 2012-02-29
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-31447
______________________
CenterPoint Energy, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-0694415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Louisiana Houston, Texas 77002 (Address and zip code of principal executive offices)	(713) 207-1111 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of  the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (CenterPoint Energy) was $8,178,295,805 as of June 30, 2011, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 13, 2012, CenterPoint Energy had 426,074,270 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by CenterPoint Energy as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2012 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, we make available free of charge on our Internet website:

•	our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•	our Ethics and Compliance Code;

•	our Corporate Governance Guidelines; and

•	the charters of the audit, compensation, finance and governance committees of our Board of Directors.

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

Electric Transmission

On behalf of retail electric providers (REPs), CenterPoint Houston delivers electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout CenterPoint Houston's certificated service territory. CenterPoint Houston constructs and maintains transmission facilities and provides transmission services under tariffs approved by the Public Utility Commission of Texas (Texas Utility Commission).

Electric Distribution

In the Electric Reliability Council of Texas, Inc. (ERCOT), end users purchase their electricity directly from certificated REPs. CenterPoint Houston delivers electricity for REPs in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer. CenterPoint Houston's distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. CenterPoint Houston's operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. CenterPoint Houston provides distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the Texas Utility Commission.

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies, such as CenterPoint Houston, are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market included available generating capacity of approximately 73,000 megawatts (MW) at December 31, 2011. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

Resolution of True-Up Appeal

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law) that led to the restructuring of certain integrated electric utilities operating within Texas. Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a true-up mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge (CTC) as a rider to the utility's tariff.

CenterPoint Houston's integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. In March 2004, CenterPoint Houston filed a true-up application with the Texas Utility Commission, requesting recovery of associated costs of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint

Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments.  To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, CenterPoint Houston reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement). In October 2011, the Texas Utility Commission approved a final order (the Final Order) in the Remand Proceeding consistent with the Settlement. The Final Order provided that (i) CenterPoint Houston was entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston would reimburse certain parties for their reasonable rate case expenses.

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory.

As a result of the Final Order, CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($587 million after-tax) and $352 million ($224 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($258 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. At December 31, 2011, CenterPoint Houston's customers consisted of 86 REPs, which sell electricity to over two million metered customers in CenterPoint Houston's certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston's certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 44%, 38% and 36% of CenterPoint Houston's transmission and distribution revenues in 2009, 2010 and 2011, respectively.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 12%, 12% and 11% of CenterPoint Houston's transmission and distribution revenues in 2009, 2010 and 2011, respectively.  CenterPoint Houston's aggregate billed receivables balance from REPs as of December 31, 2011 was $163 million.  Approximately 39% and 11% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. CenterPoint Houston does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In December 2008, CenterPoint Houston received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across its service territory during the following five years. CenterPoint Houston began installing advanced meters in March 2009.  This innovative technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years. For the first 24 months, which began in February 2009, the surcharge for residential customers was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  In September 2011, the surcharge duration was reduced from 12 years to approximately six years for residential customers and approximately eight years for commercial customers. The surcharge amounts are subject to upward or downward adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

CenterPoint Houston is also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” (IG) which would provide on-demand data and information about the status of facilities on its system. Although this technology is still in the developmental stage, CenterPoint Houston believes it has the potential to provide an improvement in grid planning, operations, maintenance and customer service for the CenterPoint Houston distribution system. These improvements are expected to result in fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the U.S. Department of Energy (DOE) selected CenterPoint Houston for a $200 million grant to help fund its AMS and IG projects.  As of December 31, 2011, CenterPoint Houston had received substantially all of the $200 million of grant funding from the DOE. CenterPoint Houston has used $150 million of the grant funding to accelerate completion of its deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston estimates that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the advanced meter deployment period, of which approximately $590 million had been spent as of December 31, 2011. CenterPoint Houston is using the other $50 million from the grant for an initial deployment of an IG in a portion of its service territory. This initial deployment is expected to be completed in 2013.  It is expected that the portion of the IG project subject to partial funding by the DOE will cost approximately $115 million.

In March 2010, the Internal Revenue Service (IRS) announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations that receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation's treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of specified property.

Competition

There are no other electric transmission and distribution utilities in CenterPoint Houston's service area. In order for another provider of transmission and distribution services to provide such services in CenterPoint Houston's territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in CenterPoint Houston's service area at this time. Distributed generation could result in a reduction of demand for CenterPoint Houston's electric distribution services, but has not been a significant factor to date.

Seasonality

A significant portion of CenterPoint Houston's revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Thus, CenterPoint Houston's revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months.

Properties

All of CenterPoint Houston's properties are located in Texas. Its properties consist primarily of high-voltage electric transmission lines and poles, distribution lines, substations, service centers, service wires and meters. Most of CenterPoint Houston's transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

All real and tangible properties of CenterPoint Houston, subject to certain exclusions, are currently subject to:

•	the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

•	the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

As of December 31, 2011, CenterPoint Houston had approximately $2.5 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $290 million held in trust to secure pollution control bonds that are not reflected on our consolidated financial statements because we are both the obligor on the bonds and the owner of the bonds, (b) approximately $218 million held in trust to secure pollution control bonds for which we are obligated of which $100 million secures bonds that have been called for redemption in March 2012 and (c) approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, as of December 31, 2011, CenterPoint

Houston had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2011. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines - Overhead.  As of December 31, 2011, CenterPoint Houston owned 27,952 pole miles of overhead distribution lines and 3,716 circuit miles of overhead transmission lines, including 391 circuit miles operated at 69,000 volts, 2,109 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines - Underground.  As of December 31, 2011, CenterPoint Houston owned 20,781 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2011, CenterPoint Houston owned 232 major substation sites having a total installed rated transformer capacity of 52,732 megavolt amperes.

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

Natural Gas Distribution

CERC Corp.'s natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2011, approximately 41% of Gas Operations' total throughput was to residential customers and approximately 59% was to commercial and industrial customers.

The table below reflects the number of natural gas distribution customers by state as of December 31, 2011:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	387,842	47,996	435,838
Louisiana	232,170	17,253	249,423
Minnesota	741,751	67,692	809,443
Mississippi	109,961	12,634	122,595
Oklahoma	92,721	10,642	103,363
Texas	1,471,822	90,003	1,561,825
Total Gas Operations	3,036,267	246,220	3,282,487

Gas Operations also provides unregulated services in Minnesota consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment.

The demand for intrastate natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2011, approximately 69% of the total throughput of Gas Operations' business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Supply and Transportation.  In 2011, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2011 included BP Canada Energy Marketing Corp. (15.8% of supply volumes), ConocoPhillips Company (11.8%), Tenaska Marketing Ventures (8.8%), Cargill, Inc. (8.5%), Macquarie Energy (6.9%), Kinder Morgan (5.8%), Coral Energy Resources (3.7%), Oneok Energy Marketing (3.5%), JP Morgan (2.6%) and Geary Energy, LLP (2.3%).  Numerous other suppliers provided the remaining 30.3% of Gas Operations' natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to eleven years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

Generally, the regulations of the states in which Gas Operations operates allow it to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to its customers under purchased gas adjustment provisions in its tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.

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

Gas Operations has entered into various asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.  Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization.  Gas Operations has received approval from the state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma to retain a share of the asset management agreement proceeds. The agreements have varying terms, the longest of which expires in 2016.

Assets

As of December 31, 2011, Gas Operations owned approximately 72,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

Competition

Gas Operations competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end-users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass Gas Operations' facilities and market and sell and/or transport natural gas directly to commercial and industrial customers.

Competitive Natural Gas Sales and Services

CERC offers variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities through CenterPoint Energy Services, Inc. (CES) and its subsidiary, CenterPoint Energy Intrastate Pipelines, LLC (CEIP).
In 2011, CES marketed approximately 558 Bcf of natural gas, related energy services and transportation to approximately 14,300 customers (including approximately 4 Bcf to affiliates) in 21 states. Not included in this customer count are 13,354 natural gas customers that are under residential and small commercial choice programs invoiced by their host utility.  CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States.
CES offers a variety of natural gas management services to gas utilities, large industrial customers, electric generators, smaller commercial and industrial customers, municipalities, educational institutions and hospitals. These services include load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CES also offers a portfolio of physical delivery services and financial products designed to meet customers' supply and price risk management needs. These customers are served directly, through interconnects with various interstate and intrastate pipeline companies, and portably, through our mobile energy solutions business.

In addition to offering natural gas management services, CES procures natural gas and manages and optimizes transportation and storage assets. CES currently transports natural gas on 45 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers' purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers' natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers' purchase commitments. These supply imbalances arise each month as customers' natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES' processes and risk control environment are designed to measure and value imbalances on a real-time basis to ensure that CES' exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate Value at Risk (VaR).

Our risk control policy, which is overseen by our Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. However, up to 3 Bcf of storage gas can be sold prior to purchase or purchased prior to sale for a period not to exceed 12 months. These open positions are subject to the existing VaR limits. The VaR limits within which CES operates, a $4 million maximum, are consistent with CES' operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply. In 2011, CES' VaR averaged $0.4 million with a high of $1.1 million.

Assets

CEIP owns and operates approximately 233 miles of intrastate pipeline in Louisiana and Texas and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 0.7 Bcf per day on various interstate and intrastate pipelines and approximately 13.2 Bcf of storage to service its shippers and end-users.

Competition

CES competes with regional and national wholesale and retail gas marketers including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

Interstate Pipelines

CERC's pipelines business operates interstate natural gas pipelines with gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. CERC's interstate pipeline operations are primarily conducted by two wholly owned subsidiaries that provide gas transportation and storage services primarily to industrial customers and local distribution companies:

•
CenterPoint Energy Gas Transmission Company, LLC (CEGT) is an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Louisiana, Oklahoma and Texas and includes the 1.9 Bcf per day pipeline from Carthage, Texas to Perryville, Louisiana, which CEGT operates as a separate line with a fixed fuel rate; and

•
CenterPoint Energy-Mississippi River Transmission, LLC (MRT) is an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri.

The rates charged by CEGT and MRT for interstate transportation and storage services are regulated by the FERC. CERC's interstate pipelines business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

In 2011, approximately 15% of CEGT and MRT's total operating revenue was attributable to services provided to Gas Operations, an affiliate, and approximately 8% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company, that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements.  The primary terms of CEGT's firm transportation and storage contracts with Gas Operations will expire in 2021. The primary terms of MRT's firm transportation and storage contracts with Laclede will expire in 2013.

Southeast Supply Header, LLC. CenterPoint Southeastern Pipelines Holding, LLC, a wholly-owned subsidiary of CERC, owns a 50% interest in Southeast Supply Header, LLC (SESH). SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in the third quarter of 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC. A wholly-owned, indirect subsidiary of Spectra Energy Corp. owns the remaining 50% interest in SESH.

Assets

CERC's interstate pipelines business currently owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. CERC's interstate pipeline business also owns and operates 6 natural gas storage fields with a combined daily deliverability of approximately 1.3 Bcf and a combined working gas capacity of approximately 59 Bcf. CERC's interstate pipeline business also owns a 10% interest in the Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. CERC's interstate pipeline business' storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most storage operations are in north Louisiana and Oklahoma.

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

Field Services

CERC's field services business operates gas gathering, treating and processing facilities and also provides operating and technical services and remote data monitoring and communication services.

CERC's field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, LLC (CEFS). CEFS provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT's and MRT's pipelines, as well as other interstate and intrastate pipelines. As of the end of 2011, CEFS gathered an average of approximately 2.6 Bcf per day of natural gas. In addition, CEFS has the capacity available to treat up to 2.5 Bcf per day and process nearly 500 MMcf per day of natural gas. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties.

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

Pursuant to these agreements, CEFS acquired from Encana and Shell and expanded jointly-owned gathering facilities (the Magnolia Gathering System) in northwest Louisiana. Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell's and Encana's natural gas production. The Magnolia Gathering System was initially expanded to gather and treat up to 700 MMcf per day of natural gas.

Pursuant to an expansion election made by Encana and Shell, CEFS completed a further expansion of the Magnolia Gathering System that increased the aggregate gathering and treating capacity of the system to 900 MMcf per day. CEFS is in the third year of the 10-year volume commitment of 700 MMcf per day made by Encana and Shell, which commenced in September 2009. An additional 200 MMcf per day incremental 10-year volume commitment began contemporaneously with the completion of this expansion in February 2011.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of the Magnolia Gathering System by up to an additional 800 MMcf per day, bringing the total system capacity to 1.7 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Magnolia Gathering System by an additional 800 MMcf per day would be as much as $240 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand the system's capacity.

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

Under the terms of the agreements, CEFS agreed to expand the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. During the fourth quarter of 2011, CEFS substantially completed the construction of the Olympia Gathering System at a cost of approximately $406 million, including the purchase of the original facilities. CEFS is in the second year of the 10-year volume commitment of 600 MMcf per day.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to approximately 1.1 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system's capacity.

Waskom Gas Processing Company. CenterPoint Energy Gas Processing Company, a wholly-owned, indirect subsidiary of CERC, owns a 50% general partnership interest in Waskom Gas Processing Company (Waskom). Waskom owns a natural gas processing plant and natural gas gathering assets located in East Texas. The plant is capable of processing approximately 320 MMcf per day of natural gas. The gathering assets are capable of gathering approximately 75 MMcf per day of natural gas.

Assets

CERC's field services business owns and operates approximately 3,900 miles of gathering lines and processing plants that collect, treat and process natural gas primarily from three regions located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

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

Federal Energy Regulatory Commission

The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions and to impose significant civil and criminal penalties for statutory violations and violations of the FERC’s rules or orders. Our competitive natural gas sales and services subsidiary markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

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

CenterPoint Houston is not a “public utility” under the Federal Power Act and, therefore, is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by CenterPoint Houston and other utilities within ERCOT. The FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to (a) impose fines and other sanctions on Electric Entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE. CenterPoint Houston does not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on its operations. To the extent that CenterPoint Houston is required to make additional expenditures to comply with these standards, it is anticipated that CenterPoint Houston will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

As a public utility holding company, under the Public Utility Holding Company Act of 2005, we and our subsidiaries are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

State and Local Regulation

Electric Transmission & Distribution

CenterPoint Houston conducts its operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers its present service area and facilities. The Texas Utility Commission and municipalities have the authority to set the rates and terms of service provided by CenterPoint Houston under cost of service rate regulation. CenterPoint Houston holds non-exclusive franchises from the incorporated municipalities in its service territory. In exchange for payment of fees, these franchises give CenterPoint Houston the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 30 to 50 years.

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

Resolution of True-Up Appeal.  For a discussion of CenterPoint Houston’s true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Resolution of True-Up Appeal” above.

Rate Proceedings. For a discussion of CenterPoint Houston's ongoing rate proceedings, see Note 5(c) to our consolidated financial statements.

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

Substantially all of Gas Operations is subject to cost-of-service regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and those municipalities served by Gas Operations that have retained original jurisdiction. In certain of its jurisdictions, Gas Operations has in effect annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.

Rate Proceedings. For a discussion of Gas Operations' ongoing rate proceedings, see Note 5(c) to our consolidated financial statements.

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

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) at the Department of Transportation (DOT) issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines.  Operators of natural gas distribution systems had to write and implement their integrity management programs by August 2, 2011.  Our pipeline subsidiaries met this deadline.

Pursuant to the 2002 Act and the 2006 Act, PHMSA has adopted a number of rules concerning, among other things, distinguishing between gathering lines and transmission facilities, requiring certain design and construction features in new and replaced lines to reduce corrosion and requiring pipeline operators to amend existing written operations and maintenance procedures and operator qualification programs.  PHMSA also updated its reporting requirements for natural gas pipelines effective January 1, 2011.

In December 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. This act increases the maximum civil penalties for pipeline safety administrative enforcement actions; requires the DOT to study and report on the expansion of integrity management requirements and the sufficiency of existing gathering line regulations to ensure safety; requires pipeline operators to verify their records on maximum allowable operating pressure; and imposes new emergency response and incident notification requirements.

We anticipate that compliance with PHMSA's regulations, performance of the remediation activities by CERC’s interstate and intrastate pipelines and natural gas distribution companies and verification of records on maximum allowable operating pressure will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Durban, South Africa in 2011.  Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding GHG emissions and their effects. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs.  Additionally, the EPA expanded its existing “Mandatory Reporting of Greenhouse Gases Rule” to include upstream petroleum and natural gas systems, which requires facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year to report annual GHG emissions.  These additional reporting requirements begin in 2012. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although it now appears unlikely that new legislation regarding GHGs will  be adopted in the near term, action by the EPA to impose new regulations and standards regarding GHG emissions is underway and has resulted in new regulatory reporting requirements.  As a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics, would be expected to beneficially affect CERC and its natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues.  On the other hand, warmer temperatures in our electric service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

In 2010, the EPA adopted amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule) and continues to consider additional amendments.  Compressors used by our Pipelines and Field Services segments are affected by these rules.  Compliance with the current rules could require capital expenditures of $40 million to $50 million by October 2013, however ongoing litigation could result in changes that could revise the potential impact.  The estimated amount does not include costs to comply with new amendments which are expected to be proposed by the EPA for compliance by 2015. We estimate that compliance with these anticipated 2015 RICE MACT amendments as currently envisioned could require capital expenditure of an additional $50 million to $75 million over the next three years.  We believe, however, that our operations will not be materially adversely affected by such requirements.

In addition, on July 28, 2011, the EPA issued proposed rules that would subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants programs. Specifically, the EPA's proposed rule package includes NSPS to address emissions of sulfur dioxide and volatile organic compounds (VOCs) and establishes specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Final action on the proposed rules is expected no later than April 3, 2012. Compliance with such rules is not expected to result in significant costs that would adversely impact our results of operations.

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

At December 31, 2011, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utility Commission has provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of December 31, 2011, CERC had collected $5.5 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. We and CERC do not expect the ultimate outcome of these investigations will have a material adverse impact on the financial condition, results of operations or cash flows of either us or CERC.

Asbestos. Some facilities owned by us contain or have contained asbestos insulation and other asbestos-containing materials. We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries. We anticipate that additional claims like those received may be asserted in the future. In 2004, we sold our generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from us and our sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

Other Environmental. From time to time we identify the presence of environmental contaminants on property where we conduct or have conducted operations.  Other such sites involving contaminants may be identified in the future.  We have and expect to continue to remediate identified sites consistent with our legal obligations. From time to time we have received notices from regulatory authorities or others regarding our status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, we have been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

As of December 31, 2011, we had 8,827 full-time employees. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Electric Transmission & Distribution	2,768	1,253
Natural Gas Distribution	3,551	1,371
Competitive Natural Gas Sales and Services	139	—
Interstate Pipelines	739	—
Field Services	272	—
Other Operations	1,358	—
Total	8,827	2,624

As of December 31, 2011, approximately 30% of our employees are subject to collective bargaining agreements. Collective bargaining agreements with each of the following bargaining units, which collectively cover approximately 8% of our employees, are scheduled to expire in 2012: United Steel Workers (USW) Local 13-227, Office and Professional Employees International Union (OPEIU) Local 12 Metro, OPEIU Local 12 Mankato, and USW Local 13-1. We believe we have good relationships with these bargaining units and expect to negotiate new agreements in 2012.

EXECUTIVE OFFICERS
(as of February 13, 2012)

Name	Age	Title
David M. McClanahan	62	President and Chief Executive Officer and Director
Scott E. Rozzell	62	Executive Vice President, General Counsel and Corporate Secretary
Thomas R. Standish	62	Executive Vice President and Group President, Corporate and Energy Services
Gary L. Whitlock	62	Executive Vice President and Chief Financial Officer
Tracy B. Bridge	53	Senior Vice President and Division President, Gas Distribution Operations
C. Gregory Harper	47	Senior Vice President and Division Group President, Pipelines and Field Services
Scott M. Prochazka	45	Senior Vice President and Division President, Electric Operations

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

Scott E. Rozzell has served as Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Before joining Reliant Energy in 2001, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P. He currently serves on the Board of Directors of the Association of Electric Companies of Texas and Powell Industries, Inc.

Thomas R. Standish has served as Executive Vice President and Group President, Corporate and Energy Services of CenterPoint Energy since May 2011. He previously served as Senior Vice President and Group President-Regulated Operations of CenterPoint Energy from August 2005 to May 2011; as Senior Vice President and Group President and Chief Operating Officer of CenterPoint Houston from June 2004 to August 2005; and as President and Chief Operating Officer of CenterPoint Houston from August 2002 to June 2004. He served as President and Chief Operating Officer for both electricity and natural gas for Reliant Energy’s Houston area from 1999 to August 2002.

Gary L. Whitlock has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy since September 2002. He served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy from July 2001 to September 2002. Mr. Whitlock served as the Vice President, Finance and Chief Financial Officer of Dow AgroSciences, a subsidiary of The Dow Chemical Company, from 1998 to 2001. He currently serves on the Board of Directors of KiOR, Inc.

Tracy B. Bridge has served as Senior Vice President and Division President, Gas Distribution Operations since May 2011.  He previously served as Division Senior Vice President - Support Operations from February 2008 to May 2011 and as Division Vice President Regional Operations of CERC from January 2007 to February 2008. He currently serves on the Board of Directors of the Southern Gas Association.

C. Gregory Harper has served as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008.  From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He currently serves on the Board of Directors of the Interstate Natural Gas Association of America.

Scott M. Prochazka has served as Senior Vice President and Division President, Electric Operations since May 2011.  He previously served as Division Senior Vice President, Electric Operations of CenterPoint Houston from February 2009 to May 2011; as Division Senior Vice President Regional Operations, of CERC from February 2008 to February 2009; and as Division Vice President, Customer Service Operations, from October 2006 to February 2008.

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

Risk Factors Affecting Our Electric Transmission & Distribution Business

A substantial portion of CenterPoint Houston’s receivables is concentrated in a small number of REPs, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2011, CenterPoint Houston did business with 86 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and thus remains at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston's billed receivables from REPs are from affiliates of NRG and affiliates of Energy Future Holdings. CenterPoint Houston's aggregate billed receivables balance from REPs as of December 31, 2011 was $163 million.  Approximately 39% and 11% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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

A significant portion of CenterPoint Houston’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Thus, CenterPoint Houston’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months.

CenterPoint Houston could be subject to higher costs and fines or other sanctions as a result of mandatory reliability standards.
The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by CenterPoint Houston and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE, a functionally independent division of ERCOT. Compliance with the mandatory reliability standards may subject CenterPoint Houston to higher operating costs and may result in increased capital expenditures. In addition, if CenterPoint Houston were to be found to be in noncompliance with applicable mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties.
The AMS being deployed throughout CenterPoint Houston's service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.
CenterPoint Houston is deploying an AMS throughout its service territory with completion of deployment of advanced meters expected to occur in 2012. The deployment consists, among other elements, of replacing existing meters with new electronic meters that will record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system being installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers' premises, such as monthly readings for billing purposes and special readings associated with a customer's change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the installation and operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, insufficient staff or training to implement the AMS, changes in technology, cyber-security issues and factors outside the control of CenterPoint Houston, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse affect on CenterPoint Houston's results of operations, financial condition and cash flows.
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

CERC’s natural gas distribution and competitive natural gas sales and services businesses are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of CERC’s suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity and results of operations and financial condition.

CERC is subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which CERC operates thereby resulting in decreased sales and transportation volumes and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase CERC’s working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels. Additionally, a decrease in natural gas prices could increase the amount of collateral that CERC must provide under its hedging arrangements. Changes in geographic and seasonal natural gas price differentials affect the value of our transportation and storage services and our ability to re-contract our available capacity when contracts expire.

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

CERC’s revenues from these businesses are also affected by the prices of natural gas and natural gas liquids (NGLs). Although the gathering revenues from our field services operations are primarily fee-based, a small portion of these revenues is related to sales of natural gas that we retain from either a usage component of our contracts or from compressor efficiencies, and a reduction in natural gas prices could adversely impact these revenues. NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs and crude oil depend upon factors beyond our control. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors.

CERC’s revenues and results of operations are seasonal.

A substantial portion of CERC’s revenues is derived from natural gas sales and transportation. Thus, CERC’s revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

The actual cost of pipelines and gathering systems under construction, future pipeline, gathering and treating systems and related compression facilities may be significantly higher than CERC anticipates.

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

The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions regarding organization, financing and affiliate transactions that could have significant adverse impacts on CERC’s ability to operate.

The Public Utility Holding Company Act of 1935, to which we and our subsidiaries were subject prior to its repeal in 2005, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that act, proposals have been put forth in some of the states in which CERC does business that have sought to expand the state regulatory frameworks to give state regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally they may impose record-keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

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

As of December 31, 2011, we had $9.2 billion of outstanding indebtedness on a consolidated basis, which includes $2.5 billion of non-recourse transition and system restoration bonds. As of December 31, 2011, approximately $1.8 billion principal amount of this debt is required to be paid through 2014. This amount excludes principal repayments of approximately $872 million on transition and system restoration bonds, for which dedicated revenue streams exist, but includes $275 million of pollution control bonds issued on our behalf that we purchased in February 2012 (and that may be remarketed) and $100 million of pollution control bonds issued on our behalf that have been called for redemption in March 2012. Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms;

•	our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)) in connection with certain indemnification obligations;

•	incremental collateral that may be required due to regulation of derivatives; and

•	provisions of relevant tax and securities laws.

As of December 31, 2011, CenterPoint Houston had approximately $2.5 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, (a) including $290 million held in trust to secure pollution control bonds that are not reflected on our consolidated financial statements because we are both the obligor on the bonds and the owner of the bonds, (b) approximately $218 million held in trust to secure pollution control bonds for which we are obligated of which $100 million secures bonds that have been called for redemption in March 2012 and (c) approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, as of December 31, 2011, CenterPoint Houston had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2011. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

We derive all of our operating income from, and hold all of our assets through, our subsidiaries. As a result, we depend on distributions from our subsidiaries in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit our subsidiaries’ ability to make payments or other distributions to us, and our subsidiaries could agree to contractual restrictions on their ability to make distributions.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate.

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

•	Texas electric generating facilities transferred to a subsidiary of Texas Genco Holdings, Inc. (Texas Genco) in 2002, later sold to a third party and now owned by an affiliate of NRG.

In connection with the organization and capitalization of RRI (now GenOn), that company and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston and CERC, with respect to liabilities associated with the transferred assets and businesses. These indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI (now GenOn) were unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy and its subsidiaries were not released from the liability in connection with the transfer, we, CenterPoint Houston or CERC could be responsible for satisfying the liability.

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $88 million as of December 31, 2011.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010 and an additional $21 million of collateral in December 2011. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

GenOn's unsecured debt ratings are currently below investment grade. If GenOn were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event GenOn might not honor its indemnification obligations and claims by GenOn’s creditors might be made against us as its former owner.

Reliant Energy and RRI (GenOn’s predecessor) are named as defendants in a number of lawsuits arising out of sales of natural gas in California and other markets. Although these matters relate to the business and operations of GenOn, claims against Reliant Energy have been made on grounds that include liability of Reliant Energy as a controlling shareholder of GenOn’s predecessor.

We, CenterPoint Houston or CERC could incur liability if claims in one or more of these lawsuits were successfully asserted against us, CenterPoint Houston or CERC and indemnification from GenOn were determined to be unavailable or if GenOn were unable to satisfy indemnification obligations owed with respect to those claims.

In connection with the organization and capitalization of Texas Genco (now an affiliate of NRG), Reliant Energy and Texas Genco entered into a separation agreement in which Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, us and our subsidiaries, including CenterPoint Houston, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were obligations of CenterPoint Houston, and CenterPoint Houston was not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco (now an affiliate of NRG) were unable to satisfy a liability that had been so assumed or indemnified against, and provided we or Reliant Energy had not been released from the liability in connection with the transfer, CenterPoint Houston could be responsible for satisfying the liability.

In connection with our sale of Texas Genco, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and we would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by us. Texas Genco and its related businesses now operate as subsidiaries of NRG.

We or our subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the arrangements regarding separation of the generating business from us and our sale of that business to an affiliate of NRG, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense by the NRG affiliate.

Cyber-attacks, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows.
We are subject to cyber-security risks related to breaches in the systems and technology that we use (i) to manage our operations and other business processes and (ii) to protect sensitive information maintained in the normal course of our businesses. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system.  As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases.  Similarly, the distribution of natural gas to our customers and the gathering, processing and transportation of natural gas from our gathering, processing and pipeline facilities, are dependent on communications among our facilities and with third-party systems that may be delivering natural gas into or receiving natural gas and other products from our facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to deliver electricity and gas and control these assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt our operations and critical business functions, adversely affect our reputation, and subject us to possible legal claims and liability, any of which could have a material adverse affect on our results of operations, financial condition and cash flows. In addition, our electrical distribution and transmission facilities and gas distribution and pipeline systems may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse affect on our results of operations, financial condition and cash flows.
Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology system failures; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, pandemic health events, or other similar occurrences.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

The unsettled conditions in the global financial system may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The continued unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they occur, could adversely affect our liquidity. Capital market turmoil was reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of our pension plan. These reductions increased non-cash pension expense in 2009 and may impact liquidity if contributions are made to offset reduced asset values.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Durban, South Africa in 2011. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The results of the permitting and reporting requirements could lead to further regulation of these GHGs by the EPA.  Action by the EPA to impose new regulations and standards regarding GHG emissions is underway and has resulted in new regulatory reporting requirements.  As a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

Climate changes could result in more frequent severe weather events which could adversely affect the results of operations of our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues. Another possible climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Character of Ownership

We lease or own our principal properties in fee, including our corporate office space and various real property. Most of our electric lines and gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 13, 2012, our common stock was held of record by approximately 40,940 shareholders. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol “CNP.”

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

	Market Price		Dividend Declared
	High	Low	Per Share
2010
First Quarter			$0.195
January 20	$14.86
February 26		$13.38
Second Quarter			$0.195
April 6	$14.74
June 9		$12.90
Third Quarter			$0.195
July 2		$13.03
September 28	$15.84
Fourth Quarter			$0.195
November 4	$16.92
November 29		$15.60

2011
First Quarter			$0.1975
March 17		$15.20
March 30	$17.68
Second Quarter			$0.1975
April 12		$17.23
June 30	$19.35
Third Quarter			$0.1975
July 21	$20.28
August 8		$17.24
Fourth Quarter			$0.1975
October 28	$21.29
November 25		$18.59

The closing market price of our common stock on December 30, 2011 was $20.09 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 19, 2012, we announced a regular quarterly cash dividend of $0.2025 per share, payable on March 9, 2012 to shareholders of record on February 16, 2012.

Repurchases of Equity Securities

During the quarter ended December 31, 2011, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.        Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2007(1)	2008(1)	2009	2010	2011 (2)
	(in millions, except per share amounts)
Revenues	$9,623	$11,322	$8,281	$8,785	$8,450
Income before Extraordinary Item	395	446	372	442	770
Extraordinary Item, net of tax	—	—	—	—	587
Net income	$395	$446	$372	$442	$1,357
Basic earnings per common share:
Income before Extraordinary Item	$1.23	$1.32	$1.02	$1.08	$1.81
Extraordinary Item, net of tax	—	—	—	—	1.38
Basic earnings per common share	$1.23	$1.32	$1.02	$1.08	$3.19
Diluted earnings per common share:
Income before Extraordinary Item	$1.15	$1.30	$1.01	$1.07	$1.80
Extraordinary Item, net of tax	—	—	—	—	1.37
Diluted earnings per common share	$1.15	$1.30	$1.01	$1.07	$3.17

Cash dividends declared per common share	$0.68	$0.73	$0.76	$0.78	$0.79
Dividend payout ratio (3)	55%	55%	75%	72%	44%
Return on average common equity (3)	23%	23%	16%	15%	21%
Ratio of earnings to fixed charges (3)	1.83	2.05	1.82	2.08	2.96
At year-end:
Book value per common share	$5.61	$5.84	$6.74	$7.53	$9.91
Market price per common share	17.13	12.62	14.51	15.72	20.09
Market price as a percent of book value	305%	216%	215%	209%	203%
Total assets	$17,872	$19,676	$19,773	$20,111	$21,703
Short-term borrowings	232	153	55	53	62
Transition and system restoration bonds, including current maturities	2,260	2,589	3,046	2,805	2,522
Other long-term debt, including current maturities	7,417	7,925	6,976	6,624	6,603
Capitalization:
Common stock equity	16%	16%	21%	25%	32%
Long-term debt, including current maturities	84%	84%	79%	75%	68%
Capitalization, excluding transition and system restoration bonds:
Common stock equity	20%	20%	27%	33%	39%
Long-term debt, excluding transition and system restoration bonds, and including current maturities	80%	80%	73%	67%	61%
Capital expenditures	$1,011	$1,053	$1,148	$1,462	$1,191
___________________

(1)
Net income has been retrospectively adjusted by $4 million and $1 million for the years ended 2007 and 2008, respectively, to reflect the adoption of new accounting guidance as of January 1, 2009 for convertible debt instruments that may be settled in cash upon conversion.

(2)
2011 Income before Extraordinary Item includes a $224 million after-tax ($0.53 and $0.52 per basic and diluted share, respectively) return on true-up balance related to a portion of interest on the appealed true-up amount.

(3)	Calculated using Income before Extraordinary Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segments

In this Management’s Discussion and Analysis, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and certain critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. A summary of our reportable business segments as of December 31, 2011 is set forth below:

Electric Transmission & Distribution

Our electric transmission and distribution operations provide electric transmission and distribution services to retail electric providers (REPs) serving over two million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately six million people and includes the city of Houston.

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

Competitive Natural Gas Sales and Services

CERC’s operations also include non-rate regulated natural gas sales to, and transportation services for, commercial and industrial customers in 21 states in the central and eastern regions of the United States.

Interstate Pipelines

CERC’s interstate pipelines business owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. It also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.3 billion cubic feet (Bcf) and a combined working gas capacity of approximately 59 Bcf. It owns a 50% interest in Southeast Supply Header, LLC (SESH). SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. Most storage operations are in north Louisiana and Oklahoma.

Field Services

CERC’s field services business owns and operates approximately 3,900 miles of gathering pipelines and processing plants that collect, treat and process natural gas primarily from three regions located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.  It also owns a 50% general partnership interest in Waskom Gas Processing Company (Waskom). Waskom owns a natural gas processing plant and natural gas gathering assets located in East Texas. Waskom's plant is capable of processing approximately 320 million cubic feet (MMcf) per day of natural gas, and its gathering assets are capable of gathering approximately 75 MMcf per day of natural gas.

Other Operations

Our other operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

EXECUTIVE SUMMARY

Factors Influencing Our Business

We are an energy delivery company. The majority of our revenues are generated from the gathering, processing, transportation and sale of natural gas and the transportation and delivery of electricity by our subsidiaries. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors operating income and cash flows from our business segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our Electric Transmission & Distribution and Natural Gas Distribution business segments is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. The Houston area experienced extremely hot and dry weather during 2011, and each month from April through September was one of the ten warmest months on record.  In recent years, we have seen evidence that customers are seeking to reduce their energy consumption. Reduced consumption can adversely affect our results. However, due to a stabilization of energy prices and continued economic recovery in the areas we serve, the trend toward lower usage has slowed somewhat. In addition, in many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue as the regions experience a continued economic recovery.  The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and gas distribution rates. In recent rate filings, we have sought rate mechanisms that help to decouple our results from the impacts of weather and conservation, but such rate mechanisms have not yet been approved in all jurisdictions. We plan to continue to pursue such decoupling mechanisms in our rate filings.

Our Field Services and Interstate Pipelines business segments are currently benefiting from their proximity to new natural gas producing regions in Texas, Arkansas, Oklahoma and Louisiana.  Our Interstate Pipelines business segment benefited from new projects placed into service in 2009 on our Carthage to Perryville line, including a backhaul agreement that expired in 2011.  In our Field Services business segment, the development of shale formations has helped offset declines in production from more traditional basins. The recent decline in natural gas prices has contributed to reductions in drilling activity in dry gas shale formations as well, including those served by our Field Services business segment. Many producers have shifted their focus to liquids-rich natural gas or crude oil basins. A reduction in drilling activity may result in lower throughput volumes on our systems as the wells decline over time. However, a significant amount of the volumes gathered by systems we recently developed in shale basins such as the Haynesville and Fayetteville shales are supported by contracts with annual volume commitments, or price adjustment mechanisms that provide for minimum returns on capital deployed. In monitoring performance of the segments, we focus on throughput of the pipelines and gathering systems, and in the case of Field Services, on well-connects.

Our Competitive Natural Gas Sales and Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While it utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level, or VaR, to avoid significant financial exposures.  Lower geographic and seasonal price differentials during 2010 and 2011 adversely affected results for this business segment.

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

As it did with many businesses, the sharp decline in stock market values during the latter part of 2008 had a significant adverse impact on the value of our pension plan assets.  While that impact did not require us to make additional contributions to the pension plan, it significantly increased the pension expense we recognized during 2009. We expect to make a minimum required contribution to our pension plan of $116 million in 2012 and may need to make larger contributions in subsequent years. Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates for our Electric Transmission & Distribution business segment. Legislation effective in September 2011 allows a gas utility in Texas to defer until the utility's next rate case the difference between what is currently being included in its rates and the amount determined actuarially for pension and post-employment benefits.

Significant Events

Resolution of True-Up Appeal

In March 2004, CenterPoint Houston filed a true-up application with the Texas Utility Commission requesting recovery of associated costs of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments.  To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, CenterPoint Houston reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement). In October 2011, the Texas Utility Commission approved a final order (the Final Order) in the Remand Proceeding consistent with the Settlement. The Final Order provided that (i) CenterPoint Houston was entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston would reimburse certain parties for their reasonable rate case expenses.

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory.

As a result of the Final Order, CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($587 million after- tax) and $352 million ($224 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($258 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Magnolia and Olympia Gathering Systems

In September 2009, CenterPoint Energy Field Services, LLC (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. Pursuant to these agreements, CEFS acquired from Encana and Shell and expanded jointly-owned gathering facilities (the Magnolia Gathering System) in northwest Louisiana. The Magnolia Gathering System was initially expanded to gather and treat up to 700 MMcf per day of natural gas.

Pursuant to an expansion election made by Encana and Shell, CEFS completed an expansion of the Magnolia Gathering System in February 2011 that increased the aggregate gathering and treating capacity of the system to 900 MMcf per day.

In April 2010, CEFS entered into additional long-term agreements with an indirect wholly-owned subsidiary of Encana and an indirect wholly-owned subsidiary of Shell to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in northwest Louisiana.

Under the terms of the agreements, CEFS agreed to expand the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. During the fourth quarter of 2011, CEFS substantially completed the construction of the Olympia Gathering System at a cost of approximately $406 million, including the purchase of the original facilities. CEFS is in the second year of the 10-year volume commitment of 600 MMcf per day provided for under the long-term agreements.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to approximately 1.1 Bcf per day. CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system's capacity.

As of December 31, 2011, the combined contracted capacity of the Magnolia and Olympia gathering systems was 1.5 Bcf per day.

CenterPoint Energy - Mississippi River Transmission LLC Rate Settlement Proceeding

In an effort to avoid the expense of a rate case, CenterPoint Energy-Mississippi River Transmission, LLC (MRT) initiated a settlement process with its customers. Should these discussions fail, MRT will consider filing for a general rate increase later in 2012. MRT will attempt to reach a mutually agreeable rate solution with its customers to recover its increased costs to maintain a safe and reliable system, but there can be no assurance that it will be successful and will avoid the initiation of a rate case.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) selected CenterPoint Houston for a $200 million grant to help fund its advanced metering system (AMS) and intelligent grid (IG) projects.  As of December 31, 2011, CenterPoint Houston had received substantially all of the $200 million of grant funding from the DOE. CenterPoint Houston has used $150 million of the grant funding to accelerate completion of its deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston estimates that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the advanced meter deployment period, of which approximately $590 million had been spent as of December 31, 2011. CenterPoint Houston is using the other $50 million from the grant for an initial deployment of an IG in a portion of its service territory. This initial deployment is expected to be completed in 2013.  It is expected that the portion of the IG project subject to partial funding by the DOE will cost approximately $115 million.  The IG is expected to result in fewer and shorter outages, better customer service, improved operation costs, improved security and more effective use of CenterPoint Houston's workforce.

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

CenterPoint Houston Rate Case

As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area. Following hearings in the fall of 2010, the Texas Utility Commission issued its order in May 2011.  In response to motions filed by several parties, including CenterPoint Houston, in June 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. CenterPoint Houston implemented revised rates on September 1, 2011 based on the order on rehearing.  The order on rehearing has been appealed to the Texas courts by various parties; however, a procedural schedule has not been established.

The order on rehearing provides for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs. The order authorizes a return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE. As part of the process to reconcile AMS costs, $138 million of the capital investment (net of related deferred taxes) used to determine the AMS surcharge was transferred to CenterPoint Houston's rate base and used in calculating delivery rates. As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that 2012 operating income will be reduced by approximately $35 million compared to 2011 performance.

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

In February 2012, we purchased $275 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The purchased pollution control bonds will remain outstanding and may be remarketed. Prior to the purchase, the pollution control bonds had fixed interest rates ranging from 5.15% to 5.95%. Additionally, in February 2012, we called for a March 2012 redemption of $100 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the optional redemption provisions of the bonds. The pollution control bonds called for redemption have a fixed interest rate of 5.25%.

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

Dodd-Frank provisions will increase required disclosures regarding executive compensation, and rules adopted by the SEC in January 2011 required advisory votes at our annual meetings by shareholders on executive compensation (say-on-pay) and on the frequency that such say-on-pay votes will be submitted in future years. New rules adopted by the SEC were intended to provide shareholders with access to the director nomination process, but those rules were vacated on procedural grounds by a federal appellate court in response to legal challenges.

Although Dodd-Frank includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC. The SEC and certain federal banking agencies are charged with adopting new regulations regarding asset-backed securities transactions such as the asset-backed securitizations CenterPoint Houston has sponsored for recovery of transition and storm restoration costs. The new regulations will include rules to implement the Dodd-Frank requirement that securitization sponsors retain a portion of the credit risk of asset-backed securities sold to third parties. Although our securitization of the $1.695 billion Recoverable True-Up Balance was completed while the new risk retention rules were not yet in effect, future securitization transactions may be subject to these rules.

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

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	competition in our mid-continent region footprint for access to natural gas supplies and to markets;

•	weather variations and other natural phenomena;

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events;

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

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•
the ability of REPs, including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the SEC.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2009	2010	2011
Revenues	$8,281	$8,785	$8,450
Expenses	7,157	7,536	7,152
Operating Income	1,124	1,249	1,298
Gain on Marketable Securities	82	67	19
Gain (Loss) on Indexed Debt Securities	(68)	(31)	35
Interest and Other Finance Charges	(513)	(481)	(456)
Interest on Transition and System Restoration Bonds	(131)	(140)	(127)
Equity in Earnings of Unconsolidated Affiliates	15	29	30
Return on True-Up Balance	—	—	352
Other Income, net	39	12	23
Income Before Income Taxes and Extraordinary Item	548	705	1,174
Income Tax Expense	176	263	404
Income Before Extraordinary Item	372	442	770
Extraordinary Item, net of tax	—	—	587
Net Income	$372	$442	$1,357

Basic Earnings Per Share:
Income Before Extraordinary Item	$1.02	$1.08	$1.81
Extraordinary Item, net of tax	—	—	1.38
Net Income	$1.02	$1.08	$3.19

Diluted Earnings Per Share:
Income Before Extraordinary Item	$1.01	$1.07	$1.80
Extraordinary Item, net of tax	—	—	1.37
Net Income	$1.01	$1.07	$3.17

2011 Compared to 2010

Net Income.  We reported net income of $1.357 billion ($3.17 per diluted share) for 2011 compared to $442 million ($1.07 per diluted share) for the same period in 2010. The increase in net income of $915 million was primarily due to the resolution of the true-up appeal resulting in an after-tax extraordinary gain of $587 million and a $352 million return on the true-up balance, a $66 million increase in the gain on our indexed debt securities, a $49 million increase in operating income and a $38 million decrease in interest expense due to lower levels of debt, which were partially offset by a $141 million increase in income tax expense and a $48 million decrease in the gain on our marketable securities.

Income Tax Expense.  We reported an effective tax rate of 34.4% for 2011 compared to 37.3% for the same period in 2010. The decrease in the effective tax rate of 2.9% is due to an $18 million reduction to the uncertain tax liability primarily related to the resolution of the tax normalization issue, a $21 million reduction to the deferred tax asset due to the enactment of the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act recognized in 2010, a $24 million decrease to state tax expense due to the restructuring of certain subsidiaries in December 2010, and a $17 million state tax benefit primarily attributable to lower blended state tax rates and a reduction to the state deferred tax liability recorded in December 2011.

2010 Compared to 2009

Net Income.  We reported net income of $442 million ($1.07 per diluted share) for 2010 compared to $372 million ($1.01 per diluted share) for the same period in 2009. The increase in net income of $70 million was primarily due to a $125 million increase in operating income, a $37 million decrease in the loss on our indexed debt securities, a $32 million decrease in interest expense due to lower levels of debt, excluding transition and system restoration bond-related interest expense, and a $14 million increase in equity in earnings of unconsolidated affiliates, which were partially offset by an $87 million increase in income tax expense, a $27 million decrease in Other Income, net, primarily due to the $23 million of carrying costs related to Hurricane Ike restoration costs in 2009, a $15 million decrease in the gain on our marketable securities and a $9 million increase in interest expense on transition and system restoration bonds.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for 2009, 2010 and 2011. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income  by Business Segment

	Year Ended December 31,
	2009	2010	2011
Electric Transmission & Distribution	$545	$567	$623
Natural Gas Distribution	204	231	226
Competitive Natural Gas Sales and Services	21	16	6
Interstate Pipelines	256	270	248
Field Services	94	151	189
Other Operations	4	14	6
Total Consolidated Operating Income	$1,124	$1,249	$1,298

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2009, 2010 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2009	2010	2011
Revenues:
Electric transmission and distribution utility	$1,673	$1,768	$1,893
Transition and system restoration bond companies	340	437	444
Total revenues	2,013	2,205	2,337
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	774	841	908
Depreciation and amortization, excluding transition and system restoration bond companies	277	293	279
Taxes other than income taxes	208	207	210
Transition and system restoration bond companies	209	297	317
Total expenses	1,468	1,638	1,714
Operating Income	$545	$567	$623

Operating Income:
Electric transmission and distribution operations	$414	$427	$496
Transition and system restoration bond companies (1)	131	140	127
Total segment operating income	$545	$567	$623
Throughput (in gigawatt-hours (GWh)):
Residential	24,815	26,554	28,511
Total	74,579	76,973	80,013
Number of metered customers at end of period:
Residential	1,838,700	1,867,251	1,904,818
Total	2,076,464	2,110,608	2,155,710
___________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

2011 Compared to 2010.  Our Electric Transmission & Distribution business segment reported operating income of $623 million for 2011, consisting of $496 million from our regulated electric transmission and distribution utility operations (TDU) and $127 million related to transition and system restoration bond companies. For 2010, operating income totaled $567 million, consisting of $427 million from the TDU and $140 million related to transition and system restoration bond companies. TDU operating income increased $69 million due to increased usage ($51 million), primarily due to favorable weather, customer growth ($22 million) from the addition of over 45,000 new customers, lower depreciation expense ($16 million) and higher transmission-related revenues net of the costs billed by transmission providers ($13 million), partially offset by the impact of the 2010 rate case implemented in September 2011 ($12 million) and other operating expense increases ($12 million).

2010 Compared to 2009.  Our Electric Transmission & Distribution business segment reported operating income of $567 million for 2010, consisting of $427 million from our regulated electric transmission and distribution utility operations (TDU) and $140 million related to transition and system restoration bond companies. For 2009, operating income totaled $545 million, consisting of $414 million from the TDU and $131 million related to transition and system restoration bond companies. TDU revenues increased $95 million primarily due to increased revenues from implementation of AMS ($34 million), increased usage ($30 million), in part caused by favorable weather, higher transmission-related revenues ($26 million) and higher revenues due to customer growth ($20 million) from the addition of over 34,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($21 million).  Operation and maintenance expenses increased $67 million primarily due to higher transmission costs billed by transmission providers ($28 million), increased AMS project expenses ($11 million), increased labor costs ($10 million), increased contracts and services ($10 million) and increased environmental remediation costs ($7 million).  Increased depreciation expense is related to increased investment in AMS ($19 million).

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2009, 2010 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2009	2010	2011
Revenues	$3,384	$3,213	$2,841
Expenses:
Natural gas	2,251	2,049	1,675
Operation and maintenance	639	639	655
Depreciation and amortization	161	166	166
Taxes other than income taxes	129	128	119
Total expenses	3,180	2,982	2,615
Operating Income	$204	$231	$226
Throughput (in Bcf):
Residential	173	177	172
Commercial and industrial	233	249	251
Total Throughput	406	426	423
Number of customers at end of period:
Residential	3,002,114	3,016,333	3,036,267
Commercial and industrial	244,101	246,891	246,220
Total	3,246,215	3,263,224	3,282,487

2011 Compared to 2010.  Our Natural Gas Distribution business segment reported operating income of $226 million for 2011 compared to $231 million for 2010. Operating income decreased $5 million primarily as a result of higher benefit costs ($8 million), lower miscellaneous revenues ($7 million) and higher other expenses ($9 million). These were partially offset by the addition of 19,000 customers ($8 million), lower bad debt expense ($8 million) and rate increases ($7 million).  Increased expense related to energy efficiency programs ($19 million) and decreased expense related to lower gross receipt taxes ($10 million) were offset by the related revenues.

2010 Compared to 2009.  Our Natural Gas Distribution business segment reported operating income of $231 million for 2010 compared to $204 million for 2009. Operating income increased $27 million primarily as a result of revenue from base rate increases and annual rate adjustments ($24 million), lower pension and other benefits costs ($14 million), customer growth, higher throughput and increased other revenues ($8 million) and lower bad debt expense ($5 million).  These were partially offset by higher labor costs ($7 million), higher contracts and services ($5 million) and increased other expenses ($7 million). Depreciation and amortization expense increased $5 million primarily due to higher plant balances.

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2009, 2010 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2009	2010	2011
Revenues	$2,230	$2,651	$2,511
Expenses:
Natural gas	2,165	2,591	2,458
Operation and maintenance	39	38	41
Depreciation and amortization	4	4	5
Taxes other than income taxes	1	2	1
Total expenses	2,209	2,635	2,505
Operating Income	$21	$16	$6

Throughput (in Bcf)	504	548	558

Number of customers at end of period (1)	11,168	12,193	14,267
___________________

(1)	These numbers do not include 13,354 natural gas customers as of December 31, 2011 that are under residential and small commercial choice programs invoiced by their host utility.

2011 Compared to 2010. Our Competitive Natural Gas Sales and Services business segment reported operating income of $6 million for 2011 compared to $16 million for 2010.  The decrease in operating income of $10 million was primarily due to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads of $9 million in 2011, which included a $5 million charge related to an early capacity release on pipeline transportation, as compared to 2010.  Additionally, an $11 million write-down of natural gas inventory to the lower of cost or market occurred in 2011 as compared to a $6 million write-down in 2010. Offsetting these decreases to operating income is an increase in operating income of $4 million related to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for 2011 of $8 million versus the favorable impact of $4 million for 2010.

2010 Compared to 2009. Our Competitive Natural Gas Sales and Services business segment reported operating income of $16 million for 2010 compared to $21 million for 2009.  The decrease in operating income of $5 million was primarily due to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads of $32 million in 2010 as compared to 2009.  Offsetting this decrease to operating income is an increase in operating income of $27 million related to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for 2010 of $4 million versus the unfavorable impact of $23 million for 2009.  Additionally, a $6 million write-down of natural gas inventory to the lower of cost or market occurred in both 2009 and 2010.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2009, 2010 and 2011 (in millions, except throughput data):

	Year Ended December 31,
	2009	2010	2011
Revenues	$598	$601	$553
Expenses:
Natural gas	97	93	67
Operation and maintenance	166	153	152
Depreciation and amortization	48	52	54
Taxes other than income taxes	31	33	32
Total expenses	342	331	305
Operating Income	$256	$270	$248

Equity in earnings of unconsolidated affiliates	$7	$19	$21

Transportation throughput (in Bcf)	1,592	1,693	1,579

2011 Compared to 2010.  Our Interstate Pipeline business segment reported operating income of $248 million for 2011 compared to $270 million for 2010. Margins (revenues less natural gas costs) decreased by $22 million primarily due to the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($11 million), lower off-system revenues ($11 million), and lower revenues on the Carthage to Perryville pipeline ($22 million) related to an expiring backhaul contract which was partially offset by new firm transportation contracts and higher ancillary revenues ($22 million). Lower operation and maintenance expenses ($1 million) and lower taxes other than income ($1 million) were offset by increased depreciation and amortization expenses ($2 million) related to new assets.

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

Equity Earnings. In addition, this business segment recorded equity income of $7 million, $19 million and $21 million for the years ended December 31, 2009, 2010 and 2011, respectively, from its 50% interest in Southeast Supply Header, LLC (SESH), a jointly-owned pipeline. The 2009 results include a non-cash pre-tax charge of $16 million to reflect SESH's decision to discontinue the use of guidance for accounting for regulated operations, which was partially offset by the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50% share was $5 million. Excluding the effect of this adjustment, equity earnings from normal operations was $18 million in 2009.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income.

Field Services

The following table provides summary data of our Field Services business segment for 2009, 2010 and 2011 (in millions, except throughput data):

	Year Ended December 31,
	2009	2010	2011
Revenues	$241	$338	$412
Expenses:
Natural gas	51	72	68
Operation and maintenance	77	85	112
Depreciation and amortization	15	25	37
Taxes other than income taxes	4	5	6
Total expenses	147	187	223
Operating Income	$94	$151	$189

Equity in earnings of unconsolidated affiliates	$8	$10	$9

Gathering throughput (in Bcf)	426	650	823

2011 Compared to 2010.  Our Field Services business segment reported operating income of $189 million for 2011 compared to $151 million for 2010. Margins (revenues less natural gas costs) increased by $78 million primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($88 million), partially offset by lower commodity prices ($10 million) and reduced processing margins. Increases in operation and maintenance expenses ($6 million), depreciation expense ($12 million) and taxes other than income ($1 million) resulted primarily from the expansion of the Magnolia and Olympia gathering systems in North Louisiana. In addition, operating expenses in 2010 benefited from a gain on the sale of non-strategic gathering assets ($21 million).

2010 Compared to 2009.  Our Field Services business segment reported operating income of $151 million for 2010 compared to $94 million for 2009. Margins increased by $76 million primarily due to new projects, including the Magnolia and Olympia Gathering Systems in the North Louisiana Haynesville Shale and core gathering services ($74 million), along with increased commodity prices ($2 million). Increases in operating expenses ($29 million) and depreciation ($10 million) associated with new projects were partially offset by a gain on the sale of non-strategic gathering assets in October 2010 ($21 million).

Equity Earnings. In addition, this business segment recorded equity income of $8 million, $10 million and $9 million for the years ended December 31, 2009, 2010 and 2011, respectively, from its 50% interest in Waskom. The decrease is driven primarily by lower processing volumes. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income.

Other Operations

The following table provides summary data for our Other Operations business segment for 2009, 2010 and 2011 (in millions):

	Year Ended December 31,
	2009	2010	2011
Revenues	$11	$11	$11
Expenses (Income)	7	(3)	5
Operating Income	$4	$14	$6

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2009, 2010 and 2011 is as follows (in millions):

	Year Ended December 31,
	2009	2010	2011
Cash provided by (used in):
Operating activities	$1,841	$1,386	$1,888
Investing activities	(896)	(1,420)	(1,206)
Financing activities	(372)	(507)	(661)

Cash Provided by Operating Activities

Net cash provided by operating activities increased $502 million in 2011 compared to 2010 primarily due to increased tax refunds ($412 million), increased cash related to gas storage inventory ($41 million), decreased net margin deposits ($27 million) and increased cash provided by net regulatory assets and liabilities ($17 million), which were partially offset by decreased cash provided by net accounts receivable/payable ($108 million) and decreased cash provided by fuel cost recovery ($61 million).

Net cash provided by operating activities decreased $455 million in 2010 compared to 2009 primarily due to decreased cash related to gas storage inventory ($274 million), increased tax payments ($216 million) and increased net margin deposits ($109 million), which were partially offset by increased income ($70 million), increased cash provided by net accounts receivable/payable ($21 million) and increased cash provided by net regulatory assets and liabilities ($14 million).

Cash Used in Investing Activities

Net cash used in investing activities decreased $214 million in 2011 compared to 2010 due to decreased capital expenditures ($206 million) and increased cash received from the DOE grant ($20 million).

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

Cash Used in Financing Activities

Net cash used in financing activities increased $154 million in 2011 compared to 2010 primarily due to decreased proceeds from the issuance of common stock ($410 million), increased payments of long-term debt ($126 million), decreased proceeds from commercial paper ($81 million), increased cash paid for debt exchange ($58 million), increased debt issuance costs ($22 million) and increased common stock dividend payments ($18 million), which were partially offset by increased proceeds from long-term debt ($550 million) and increased short-term debt borrowings ($11 million).

Net cash used in financing activities increased $135 million in 2010 compared to 2009 primarily due to decreased proceeds from long-term debt ($1.2 billion), increased payments of long-term debt ($561 million), decreased proceeds from the issuance of common stock ($88 million) and increased common stock dividend payments ($43 million), which were offset by decreased repayments of borrowings under revolving credit facilities ($1.4 billion), increased proceeds from commercial paper ($183 million) and increased short-term debt borrowings ($96 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal anticipated cash requirements for 2012 include the following:

•	capital expenditures of approximately $1.3 billion;

•	scheduled principal payments on transition and system restoration bonds of $369 million, including $62 million for transition bonds issued in January 2012;

•	February 2012 purchases of pollution control bonds issued on our behalf which have an aggregate principal amount of $275 million;

•	a required pension contribution of $116 million;

•	the March 2012 redemption of pollution control bonds issued on our behalf which have an aggregate principal amount of $100 million;

•	the retirement of long-term debt aggregating $46 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand, including the approximately $1.7 billion proceeds from the issuance of transition bonds in January 2012 and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs in 2012.

Longer term cash requirements or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2011 and estimates of our capital expenditures for currently identified or planned projects for 2012 through 2016 (in millions):

	2011	2012	2013	2014	2015	2016
Electric Transmission & Distribution	$538	$575	$571	$557	$514	$440
Natural Gas Distribution	295	354	365	361	363	349
Competitive Natural Gas Sales and Services	5	14	17	9	8	8
Interstate Pipelines	98	181	125	96	121	91
Field Services	201	139	59	73	104	74
Other Operations	54	23	27	27	29	27
Total	$1,191	$1,286	$1,164	$1,123	$1,139	$989

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations. These capital expenditures are anticipated to both maintain reliability and safety as well as to expand our systems through value-added projects.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter
Transition and system restoration bond debt (1)	$2,522	$307	$565	$515	$1,135
Other long-term debt (2)	7,268	46	1,775	1,029	4,418
Interest payments — transition and system restoration bond debt (3)	570	116	187	140	127
Interest payments — other long-term debt(3)	3,889	402	690	530	2,267
Short-term borrowings	62	62	—	—	—
Capital leases	1	—	—	—	1
Operating leases (4)	54	14	16	8	16
Benefit obligations (5)	—	—	—	—	—
Purchase obligations (6)	1	1	—	—	—
Non-trading derivative liabilities	52	46	6	—	—
Other commodity commitments (7)	1,890	467	802	370	251
Income taxes (8)	8	8	—	—	—
Other	12	6	6	—	—
Total contractual cash obligations	$16,329	$1,475	$4,047	$2,592	$8,215
___________________

(1)
These amounts exclude payments scheduled to be made with respect to the $1.695 billion principal amount of transition bonds issued by Bond Company IV in January 2012 of $62 million in 2012, $237 million in 2013-2014, $248 million in 2015-2016 and $1.148 billion in 2017 and thereafter.

(2)
2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) obligations are included in the 2017 and thereafter column at their contingent principal amount as of December 31, 2011 of $797 million.  These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($386 million at December 31, 2011), as discussed in Note 9 to our consolidated financial statements.

(3)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2011. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings. These amounts exclude estimated interest payments scheduled to be made with respect to the $1.695 billion transition bonds issued by Bond Company IV in January 2012 of $26 million in 2012, $67 million in 2013-2014, $63 million in 2015-2016 and $145 million in 2017 and thereafter.

(4)	For a discussion of operating leases, please read Note 13(c) to our consolidated financial statements.

(5)
We expect to make a minimum required contribution of $116 million in 2012 to our qualified pension plan. We expect to contribute approximately $9 million and $18 million, respectively, to our non-qualified pension and postretirement benefits plans in 2012.

(6)	Represents capital commitments for material in connection with our Interstate Pipelines business segment.

(7)	For a discussion of other commodity commitments, please read Note 13(a) to our consolidated financial statements.

(8)
As of December 31, 2011, the liability for uncertain income tax positions was $51 million, of which we expect to settle $8 million in 2012. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these remaining liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which any such liabilities might be paid.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $88 million as of December 31, 2011.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010 and an additional $21 million of collateral in December 2011. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

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

In January 2012, Bond Company IV, a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of the transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory.

In February 2012, we purchased $275 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The purchased pollution control bonds will remain outstanding and may be remarketed. Prior to the purchase, the pollution control bonds had fixed interest rates ranging from 5.15% to 5.95%. The purchases reduced temporary investments and leverage while providing us with the flexibility to finance future capital needs in the tax-exempt market through the remarketing of these bonds. Additionally, in February 2012, we called for a March 2012 redemption of $100 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the optional redemption provisions of the bonds. The pollution control bonds called for redemption have a fixed interest rate of 5.25%.

Credit and Receivables Facilities.  In the third quarter of 2011, the CERC Corp. receivables facility terminated in accordance with its terms and the revolving credit facilities of CenterPoint Energy, CenterPoint Houston and CERC Corp. were replaced with five-year revolving credit facilities of similar borrowing capacity. As of February 13, 2012, we had the following facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at February 13, 2012 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$13	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	—		September 9, 2016
___________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our credit facilities of $2.5 billion at December 31, 2011.

(2)	Represents outstanding letters of credit.

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

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program. As of December 31, 2011, CERC Corp. had $285 million of outstanding commercial paper.

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

Temporary Investments.  As of February 13, 2012, CenterPoint Houston had external temporary investments aggregating $1.5 billion.

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facilities is based on our credit rating. As of February 13, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Baa3	Stable	BBB	Stable	BBB-	Positive
CenterPoint Houston Senior Secured Debt	A3	Stable	A-	Stable	A-	Positive
CERC Corp. Senior Unsecured Debt	Baa2	Stable	BBB+	Stable	BBB	Stable
___________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2011, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

CERC Corp. and its subsidiaries purchase natural gas from one of their suppliers under supply agreements that contain an aggregate credit threshold of $120 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB+. Under these agreements, CERC may need to provide collateral if the aggregate threshold is exceeded. Upgrades and downgrades from this BBB+ rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2011, the amount posted as collateral aggregated approximately $73 million ($10 million of which is associated with price stabilization activities performed for our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2011, unsecured credit limits extended to CES by counterparties aggregate $380 million and $33 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $164 million as of December 31, 2011. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $840 million remains outstanding at December 31, 2011. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2011, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL

Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on December 31, 2011, deferred taxes of approximately $418 million would have been payable in 2011.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of December 31, 2011, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•	delays in cash collections attributable to billing delays;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition, results of operations or cash flows. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business segment, our Natural Gas Distribution business segment and portions of our Interstate Pipelines business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2011, we had recorded regulatory assets of $4.6 billion and regulatory liabilities of $1.0 billion.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets. No impairment of goodwill was indicated based on our annual analysis at July 1, 2011. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, interest rates, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

The minimum funding requirements for the qualified pension plan were $-0-, $-0- and $35 million for 2009, 2010 and 2011, respectively. We made contributions of $13 million, $-0- and $65 million in 2009, 2010 and 2011 for the respective years. We expect to make a required minimum contribution of $116 million in 2012.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $7 million, $8 million and $10 million in 2009, 2010 and 2011, respectively.

Changes in pension obligations and assets may not be immediately recognized as pension expense in the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension expense recorded in any period may not reflect the actual level of benefit payments provided to plan participants.

As the sponsor of a plan, we are required to (a) recognize on our balance sheet as an asset a plan's over-funded status or as a liability such plan's under-funded status, (b) measure a plan's assets and obligations as of the end of our fiscal year and (c) recognize changes in the funded status of our plans in the year that changes occur through adjustments to other comprehensive income and regulatory assets.

As of December 31, 2011, the projected benefit obligation exceeded the market value of plan assets of our pension plans by $579 million. Changes in interest rates or the market values of the securities held by the plan during 2012 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension cost was $111 million, $86 million and $78 million for 2009, 2010 and 2011, respectively, of which $60 million, $44 million and $49 million impacted pre-tax earnings. CenterPoint Houston’s actuarially determined pension expense for 2010 and 2011 in excess of the amount being recovered through rates is being deferred for rate making purposes and was addressed in its 2010 rate application pursuant to Texas law. CenterPoint Houston deferred as a regulatory asset $26 million and $16 million in pension and other postemployment expenses during the years ended December 31, 2010 and 2011, respectively.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2011, our qualified pension plan had an expected long-term rate of return on plan assets of 8.00%, which was unchanged from the rate assumed as of December 31, 2010. We believe that our actual asset allocation, on average, will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

As of December 31, 2011, the projected benefit obligation was calculated assuming a discount rate of 4.90%, which is a 0.35% decrease from the 5.25% discount rate assumed in 2010. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension cost for 2012, including the benefit restoration plan, is estimated to be $82 million, of which we expect $68 million to impact pre-tax earnings, based on an expected return on plan assets of 8.00% and a discount rate of 4.90% as of December 31, 2011. If the expected return assumption were lowered by 0.50% from 8.00% to 7.50%, 2012 pension cost would increase by approximately $8 million.

As of December 31, 2011, the pension plan projected benefit obligation, including the unfunded benefit restoration plan, exceeded plan assets by $579 million.  If the discount rate were lowered by 0.50% from 4.90% to 4.40%, the assumption change would increase our projected benefit obligation and 2012 pension expense by approximately $105 million and $5 million, respectively. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2011 by $85 million and would result in a charge to comprehensive income in 2011 of $12 million, net of tax.

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

Interest Rate Risk

As of December 31, 2011, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating rate obligations.

As of December 31, 2010 and 2011, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.1 billion and $8.7 billion, respectively, in principal amount and having a fair value of $9.9 billion and $9.8 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 11 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $223 million if interest rates were to decline by 10% from their levels at December 31, 2011. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 9 to our consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $131 million at December 31, 2011 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $22 million if interest rates were to decline by 10% from levels at December 31, 2011. Changes in the fair value of the derivative component, a $197 million recorded liability at December 31, 2011, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2011 levels, the fair value of the derivative component liability would increase by approximately $4 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 9 to our consolidated financial statements for a discussion of our ZENS obligation. A decrease of 10% from the December 31, 2011 aggregate market value of these shares would result in a net loss of approximately $11 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2011, the recorded fair value of our non-trading energy derivatives was a net liability of $1 million (before collateral). The net liability consisted of a net liability of $37 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $36 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. An increase of 10% in the market prices of energy commodities from their December 31, 2011 levels would have increased the fair value of our non-trading energy derivatives net liability by $3 million. This increase in net liabilities consists of a $2 million decrease to net liabilities associated with price stabilization activities of our Natural Gas Distribution business segment and a $5 million decrease to net assets related to our Competitive Natural Gas Sales and Services business segment.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2012

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011 which is included herein on page 55.

/s/ DAVID M. MCCLANAHAN
President and Chief Executive Officer

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

February 29, 2012

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2009	2010	2011
	(in millions, except per share amounts)
Revenues	$8,281	$8,785	$8,450
Expenses:
Natural gas	4,371	4,574	4,055
Operation and maintenance	1,664	1,719	1,835
Depreciation and amortization	743	864	886
Taxes other than income taxes	379	379	376
Total	7,157	7,536	7,152
Operating Income	1,124	1,249	1,298
Other Income (Expense):
Gain on marketable securities	82	67	19
Gain (loss) on indexed debt securities	(68)	(31)	35
Interest and other finance charges	(513)	(481)	(456)
Interest on transition and system restoration bonds	(131)	(140)	(127)
Equity in earnings of unconsolidated affiliates	15	29	30
Return on true-up balance	—	—	352
Other, net	39	12	23
Total	(576)	(544)	(124)
Income Before Income Taxes and Extraordinary Item	548	705	1,174
Income tax expense	176	263	404
Income Before Extraordinary Item	372	442	770
Extraordinary Item, net of tax	—	—	587
Net Income	$372	$442	$1,357

Basic Earnings Per Share:
Income Before Extraordinary Item	$1.02	$1.08	$1.81
Extraordinary Item, net of tax	—	—	1.38
Net Income	$1.02	$1.08	$3.19

Diluted Earnings Per Share:
Income Before Extraordinary Item	$1.01	$1.07	$1.80
Extraordinary Item, net of tax	—	—	1.37
Net Income	$1.01	$1.07	$3.17

Dividends Declared Per Share	$0.76	$0.78	$0.79

Weighted Average Shares Outstanding, Basic	365	410	426

Weighted Average Shares Outstanding, Diluted	368	413	429

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Net income	$372	$442	$1,357
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $2, $5 and $7)	7	6	(16)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0- and $-0-)	—	1	—
Other comprehensive income (loss)	7	7	(16)
Comprehensive income	$379	$449	$1,341

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($198 and $220 related to VIEs at December 31, 2010 and 2011, respectively)	$199	$220
Investment in marketable securities	367	386
Accounts receivable, net ($49 and $52 related to VIEs at December 31, 2010 and 2011, respectively)	835	773
Accrued unbilled revenues	340	326
Inventory	375	353
Non-trading derivative assets	54	87
Taxes receivable	138	—
Prepaid expense and other current assets ($39 and $42 related to VIEs at December 31, 2010 and 2011, respectively)	274	192
Total current assets	2,582	2,337
Property, Plant and Equipment, net	11,732	12,402
Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,597 and $2,289 related to VIEs at December 31, 2010 and 2011, respectively)	3,446	4,619
Non-trading derivative assets	15	20
Investment in unconsolidated affiliates	468	472
Other	172	157
Total other assets	5,797	6,964
Total Assets	$20,111	$21,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$53	$62
Current portion of VIE transition and system restoration bonds long-term debt	283	307
Current portion of indexed debt	126	131
Current portion of other long-term debt	19	46
Indexed debt securities derivative	232	197
Accounts payable	667	560
Taxes accrued	156	207
Interest accrued	171	164
Non-trading derivative liabilities	68	46
Accumulated deferred income taxes, net	407	507
Other	438	366
Total current liabilities	2,620	2,593
Other Liabilities:
Accumulated deferred income taxes, net	2,934	3,832
Non-trading derivative liabilities	16	6
Benefit obligations	906	1,065
Regulatory liabilities	989	1,039
Other	447	305
Total other liabilities	5,292	6,247
Long-term Debt:
VIE transition and system restoration bonds	2,522	2,215
Other	6,479	6,426
Total long-term debt	9,001	8,641
Commitments and Contingencies (Note 13)
Shareholders’ Equity	3,198	4,222
Total Liabilities and Shareholders’ Equity	$20,111	$21,703

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Cash Flows from Operating Activities:
Net income	$372	$442	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	743	864	886
Amortization of deferred financing costs	37	27	30
Deferred income taxes	269	199	443
Extraordinary item, net of tax	—	—	(587)
Return on true-up balance	—	—	(352)
Unrealized gain on marketable securities	(82)	(67)	(19)
Unrealized loss (gain) on indexed debt securities	68	31	(35)
Write-down of natural gas inventory	6	6	11
Equity in earnings of unconsolidated affiliates, net of distributions	(3)	13	8
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	283	101	40
Inventory	236	(54)	11
Taxes receivable	—	(138)	138
Accounts payable	(237)	(34)	(81)
Fuel cost under recovery	(5)	(9)	(70)
Non-trading derivatives, net	28	(5)	(13)
Margin deposits, net	116	7	34
Interest and taxes accrued	(41)	(2)	44
Net regulatory assets and liabilities	—	14	31
Other current assets	27	(2)	12
Other current liabilities	6	(1)	18
Other assets	(1)	(8)	(9)
Other liabilities	3	4	(33)
Other, net	16	(2)	24
Net cash provided by operating activities	1,841	1,386	1,888
Cash Flows from Investing Activities:
Capital expenditures	(1,160)	(1,509)	(1,303)
Decrease (increase) in restricted cash of transition and system restoration bond companies	26	(5)	(3)
Decrease in notes receivable from unconsolidated affiliates	323	—	—
Investment in unconsolidated affiliates	(115)	(18)	(12)
Cash received from U.S. Department of Energy grant	—	90	110
Other, net	30	22	2
Net cash used in investing activities	(896)	(1,420)	(1,206)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(98)	(2)	9
Revolving credit facilities, net	(1,441)	—	—
Proceeds from commercial paper, net	—	183	102
Proceeds from long-term debt	1,165	—	550
Payments of long-term debt	(222)	(783)	(909)
Cash paid for debt exchange	—	—	(58)
Debt issuance costs	(10)	(2)	(24)
Payment of common stock dividends	(276)	(319)	(337)
Proceeds from issuance of common stock, net	504	416	6
Other, net	6	—	—
Net cash used in financing activities	(372)	(507)	(661)
Net Increase (Decrease) in Cash and Cash Equivalents	573	(541)	21
Cash and Cash Equivalents at Beginning of Year	167	740	199
Cash and Cash Equivalents at End of Year	$740	$199	$220
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$624	$609	$565
Income taxes (refunds), net	(9)	207	(205)
Non-cash transactions:
Accounts payable related to capital expenditures	84	137	110
See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2009		2010		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	346	3	391	4	425	4
Issuances related to benefit and investment plans	7	—	9	—	1	—
Issuances related to public offerings	38	1	25	—	—	—
Balance, end of year	391	4	425	4	426	4
Additional Paid-in-Capital
Balance, beginning of year		3,158		3,671		4,100
Issuances related to benefit and investment plans		86		114		20
Issuances related to public offerings, net of issuance costs		427		315		—
Balance, end of year		3,671		4,100		4,120
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		(1,008)		(912)		(789)
Net income		372		442		1,357
Common stock dividends		(276)		(319)		(337)
Balance, end of year		(912)		(789)		231
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(120)		(114)		(130)
Net deferred loss from cash flow hedges		(4)		(3)		(3)
Total accumulated other comprehensive loss, end of year		(124)		(117)		(133)
Total Shareholders’ Equity		$2,639		$3,198		$4,222

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy, Inc. (CenterPoint Energy) is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of December 31, 2011, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

The accounts of CenterPoint Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. CenterPoint Energy uses the equity method of accounting for investments in entities in which CenterPoint Energy has an ownership interest between 20% and 50% and exercises significant influence. CenterPoint Energy’s investments in unconsolidated affiliates include a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 274-mile interstate natural gas pipeline and a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. During 2009, CenterPoint Energy invested $137 million in SESH and received a capital distribution of $23 million from SESH. During 2010, CenterPoint Energy invested $20 million in Waskom. Other investments, excluding marketable securities, are carried at cost. As of December 31, 2011, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(e) Regulatory Assets and Liabilities

CenterPoint Energy applies the guidance for accounting for regulated operations to the Electric Transmission & Distribution business segment and the Natural Gas Distribution business segment and to portions of the Interstate Pipelines business segment.

CenterPoint Energy’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2010 and 2011, these removal costs of $868 million and $912 million, respectively, are classified as regulatory liabilities in CenterPoint Energy’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation and amortization is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Interest and allowance for funds used during construction (AFUDC) are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. During 2009, 2010 and 2011, CenterPoint Energy capitalized interest and AFUDC of $5 million, $9 million and $4 million, respectively.

(h) Income Taxes

CenterPoint Energy files a consolidated federal income tax return and follows a policy of comprehensive interperiod tax allocation. CenterPoint Energy uses the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Investment tax credits that were deferred are being amortized over the estimated lives of the related property. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. CenterPoint Energy recognizes interest and penalties as a component of income tax expense.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are net of an allowance for doubtful accounts of $25 million at both December 31, 2010 and 2011, respectively. The provision for doubtful accounts in CenterPoint Energy’s Statements of Consolidated Income for 2009, 2010 and 2011 was $36 million, $30 million and $26 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market.  Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CenterPoint Energy’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CenterPoint Energy’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2010 and 2011, CenterPoint Energy recorded $6 million and $11 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2010	2011
	(in millions)
Materials and supplies	$164	$166
Natural gas	211	187
Total inventory	$375	$353

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

(l) Investments in Other Debt and Equity Securities

CenterPoint Energy reports securities classified as trading at estimated fair value in its Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as other income (expense) in its Statements of Consolidated Income.

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

(n) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Energy considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Energy was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $39 million and $42 million at December 31, 2010 and 2011, respectively, are included in other current assets in CenterPoint Energy's Consolidated Balance Sheets. Cash and cash equivalents included $198 million and $220 million at December 31, 2010 and 2011, respectively, that was held by CenterPoint Energy’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(o) New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011.  CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on CenterPoint Energy's financial position, results of operations or cash flows.

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

In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2010	2011
		(in millions)
Electric Transmission & Distribution	29	$7,586	$7,827
Natural Gas Distribution	32	3,642	3,959
Competitive Natural Gas Sales and Services	27	71	76
Interstate Pipelines	57	2,594	2,675
Field Services	46	1,583	1,754
Other property	24	529	577
Total		16,005	16,868
Accumulated depreciation and amortization:
Electric Transmission & Distribution		2,805	2,784
Natural Gas Distribution		954	1,069
Competitive Natural Gas Sales and Services		16	20
Interstate Pipelines		265	302
Field Services		43	72
Other property		190	219
Total accumulated depreciation and amortization		4,273	4,466
Property, plant and equipment, net		$11,732	$12,402

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2009, 2010 and 2011 (in millions).

	2009	2010	2011
Depreciation expense	$496	$531	$529
Amortization expense	247	333	357
Total depreciation and amortization expense	$743	$864	$886

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2010	2011
Beginning balance	$82	$84
Accretion expense	5	5
Revisions in estimates of cash flows	(3)	67
Ending balance	$84	$156

The decrease of $3 million in the ARO from the revision of the estimate in 2010 is primarily attributable to changes in the estimated lives of some of the assets underlying the liability. The increase of $67 million in the ARO from the revision of estimate in 2011 is primarily attributable to an increase in the disposal costs used in the cash flow assumptions.  There were no material additions or settlements during the years ended December 31, 2010 and 2011.

(4)       Goodwill

Goodwill by reportable segment as of both December 31, 2010 and 2011 is as follows (in millions):

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

CenterPoint Energy performed the test at July 1, 2011, its annual impairment testing date, and determined that no impairment charge for goodwill was required.  Other intangibles were not material as of December 31, 2010 and 2011.

(5)	Regulatory Matters

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2010 and 2011:

	December 31,
	2010	2011
	(in millions)
Securitized regulatory assets	$2,597	$2,289
True-up Settlement (1)	—	1,684
Unrecognized equity return (2)	(216)	(600)
Unamortized loss on reacquired debt	61	56
Pension and postretirement-related regulatory asset (3)	838	975
Other long-term regulatory assets (4)	166	215
Total regulatory assets	3,446	4,619

Estimated removal costs	868	912
Other long-term regulatory liabilities	121	127
Total regulatory liabilities	989	1,039

Total regulatory assets and liabilities, net	$2,457	$3,580

(1)
In accordance with a final order from the Public Utility Commission of Texas, (Texas Utility Commission), the true-up settlement at December 31, 2011 was not earning a return. The regulatory asset was securitized in January 2012 as a result of the issuance of the transition bonds described below in Note 5(b).

(2)
As of December 31, 2011, CenterPoint Energy has not recognized an allowed equity return of $600 million because such return will be recognized as it is recovered in rates. During the years ended December 31, 2009, 2010 and 2011, CenterPoint Houston recognized approximately $14 million, $16 million and $21 million, respectively, of the allowed equity return.

(3)
CenterPoint Houston’s actuarially determined pension expense for 2010 and 2011 in excess of the amount being recovered through rates is being deferred for rate making purposes and was addressed in its 2010 rate application pursuant to Texas law. CenterPoint Houston deferred as a regulatory asset $26 million and $16 million in pension and other postemployment expenses during the years ended December 31, 2010 and 2011, respectively.  Deferred pension and other postemployment expenses of $58 million and $16 million at December 31, 2010 and 2011, respectively, were not earning a return.

(4)	Other regulatory assets that are not earning a return were not material at December 31, 2010 and 2011.

(b) Resolution of True-Up Appeal

In March 2004, CenterPoint Houston filed a true-up application with the Texas Utility Commission requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments.  To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, CenterPoint Houston reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement). In October 2011, the Texas Utility Commission approved a final order (the Final Order) in the Remand Proceeding consistent with the Settlement. The Final Order provided that (i) CenterPoint Houston was entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston would reimburse certain parties for their reasonable rate case expenses.

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory. The holders of the transition bonds do not have recourse to any assets or revenues of CenterPoint Houston, and the creditors of CenterPoint Houston do not have recourse to any assets or revenues of Bond Company IV, including, without limitation, the transition property transferred to Bond Company IV in connection with the issuance of the transition bonds. The transition property includes the right to impose, collect and receive an irrevocable, non-bypassable charge payable by CenterPoint Houston's retail electric customers.

As a result of the Final Order, CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($587 million after taxes of $334 million) and $352 million ($224 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($258 million after-tax) will be recorded as an equity return over the life of the transition bonds.

(c) Rate Proceedings

CenterPoint Houston

June 2010 Rate Proceeding. As required under the final order in its 2006 rate proceeding, in June 2010, CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area. Following hearings in the fall of 2010, the Texas Utility Commission issued its order in May 2011.  In response to motions filed by several parties, including

CenterPoint Houston, in June 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision.  CenterPoint Houston implemented revised rates on September 1, 2011 based on the order on rehearing.  The order on rehearing has been appealed to the Texas courts by various parties; however, a procedural schedule has not been established.

The order on rehearing provides for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs. The order authorizes a return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the advanced metering system (AMS) project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect funds received from the U.S. Department of Energy. As part of the process to reconcile AMS costs, $138 million of the capital investment (net of related deferred taxes) used to determine the AMS surcharge was transferred to CenterPoint Houston's rate base and used in calculating delivery rates. As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that 2012 operating income will be reduced by approximately $35 million as compared to 2011 performance.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of approximately $8 million to cover the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but disallowed recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas. Oral arguments were heard in October 2011, and the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of $14.4 million related to estimated 2011 energy efficiency program costs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of approximately $11 million of the 2011 energy efficiency program costs and a performance bonus, but disallowed recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery in 2012 of approximately $44.3 million consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.9 million; (2) an energy efficiency performance bonus of approximately $5.8 million based on CenterPoint Houston’s 2010 program achievements; (3) approximately $2.2 million of lost revenues due to verified and reported 2010 energy savings; and (4) approximately $0.5 million for under-recovery of 2010 program costs. In the preliminary order in this proceeding, the Texas Utility Commission excluded approximately $2.1 million of the requested performance bonus for the 2010 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $2.2 million of lost revenues associated with the 2010 programs. In August 2011, CenterPoint Houston and the parties agreed to forego a hearing and admit evidence supporting the recovery of (1) the estimated 2012 energy efficiency costs of approximately $35.9 million, (2) an energy efficiency performance bonus of approximately $3.6 million, and (3) approximately $0.5 million for under-recovery of 2010 program costs. In December 2011, the Texas Utility Commission issued an order approving recovery of the amounts identified above and CenterPoint Houston began collecting those approved amounts. CenterPoint Houston has filed notification that it reserves its right to appeal the denial of the full 2010 performance bonus and lost revenues. The approved rate adjustments took effect with the commencement of CenterPoint Houston’s January 2012 billing month.

In August 2011, CenterPoint Houston filed a Transmission Cost of Service application with the Texas Utility Commission seeking an increase in annual revenue of approximately $3.4 million. In September 2011, the Texas Utility Commission approved the application and the rates became effective. In November 2011, CenterPoint Houston filed another Transmission Cost of Service application with the Texas Utility Commission seeking an increase in annual revenue of approximately $7.1 million. In January 2012, the Texas Utility Commission approved the application and the rates became effective.

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

In October 2011, CenterPoint Houston and certain other parties filed a non-unanimous stipulation (Transmission Stipulation) with the Texas Utility Commission to resolve claims related to the “transition mechanism” component of certain invalidated transmission pricing rules. The Transmission Stipulation resolves all remaining claims that arose from or relate to wholesale transmission service and charges within the Electric Reliability Council of Texas, Inc. (ERCOT) for the period from September 1, 1999 to December 31, 1999 during which the Texas Utility Commission had continued to utilize the “transition mechanism” component of the invalidated transmission pricing rules in setting ERCOT transmission rates. The Transmission Stipulation was filed by all parties to the proceeding, except CPS Energy, and was approved by the Texas Utility Commission in January 2012. Under the Transmission Stipulation, CenterPoint Houston's payment of $5.6 million is to be made within 30 days after issuance of a final appealable order.  CenterPoint Houston will seek recovery of the payment through its Transmission Cost Recovery Factor mechanism.

Gas Operations

In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment (COSA) mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations appealed the court’s ruling on the COSA mechanism to the Texas Third Court of Appeals in Austin, Texas. In October 2011, the Texas Third Court of Appeals reversed the district court's ruling. In December 2011, the Texas Third Court of Appeals denied a motion for rehearing. In February 2012, parties opposed to the decision appealed to the Texas Supreme Court. CenterPoint Energy does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows. The COSA mechanism was initially effective for three successive years ending in calendar year 2010, but would automatically renew for successive three-year periods unless Gas Operations or the regulatory authority having original jurisdiction gave written notice to discontinue the COSA mechanism by February 1, 2011. Certain cities that agreed to the initial implementation notified Gas Operations by February 1, 2011 of their desire to discontinue the COSA mechanism. In July 2011, Gas Operations requested that the Railroad Commission waive the notice date of February 1, 2011 in order to allow Gas Operations to discontinue the COSA mechanism for the remaining areas, which request was granted in July 2011.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of $20.4 million, excluding carrying costs of approximately $2 million on its gas inventory. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates as well as certain other adjustments. The Railroad Commission also approved a surcharge of $0.9 million per year to recover over three years costs associated with damage caused by Hurricane Ike.  These rates went into effect in March 2010. Gas Operations and other parties are seeking judicial review of the Railroad Commission’s decision in the 261st district court in Travis County, Texas.

(d) Regulatory Accounting

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

(6)	Stock-Based Incentive Compensation Plans and Employee Benefit Plans

(a) Stock-Based Incentive Compensation Plans

CenterPoint Energy has long-term incentive plans (LTIPs) that provide for the issuance of stock-based incentives, including stock options, performance awards, restricted stock unit awards and restricted and unrestricted stock awards to officers, employees and non-employee directors.  Approximately 14 million shares of CenterPoint Energy common stock are authorized under these plans for the issuance of new grants.

Equity awards are granted to employees without cost to the participants. The performance awards granted in 2009, 2010 and 2011 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2009, 2010 and 2011 are subject to the performance condition that total common dividends declared during the three-year vesting period must be at least $2.28, $2.34 and $2.37 per share, respectively. The stock awards generally vest at the end of a three-year period. Upon vesting, both the performance and stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period. CenterPoint Energy issues new shares in order to satisfy stock-based payments related to LTIPs.

CenterPoint Energy recorded LTIPs compensation expense of $15 million, $17 million and $19 million for the years ended December 31, 2009, 2010 and 2011, respectively.  This expense is included in Operation and Maintenance Expense in the Statements of Consolidated Income.

The total income tax benefit recognized related to LTIPs was $6 million, $6 million and $7 million in the years ended December 31, 2009, 2010 and 2011, respectively. No compensation cost related to LTIPs was capitalized as a part of inventory or fixed assets in 2009, 2010 or 2011. The actual tax benefit realized for tax deductions related to LTIPs totaled $6 million, $5 million and $8 million for 2009, 2010 and 2011, respectively.

Compensation costs for the performance and stock awards granted under LTIPs are measured using fair value and expected achievement levels on the grant date.  The fair value of awards granted to employees after April 2009 is based on the closing stock price of CenterPoint Energy’s common stock on the grant date.  The fair value of awards granted prior to May 2009 was based on the average of the high and low stock price of CenterPoint Energy’s common stock on the grant date. The compensation expense is recorded on a straight-line basis over the vesting period.  Forfeitures are estimated on the date of grant based on historical averages.  For performance awards with operational goals, the achievement levels are revised as goals are evaluated.

The following tables summarize CenterPoint Energy’s LTIPs activity for 2011:

Stock Options

	Outstanding Options
	Year Ended December 31, 2011
	Shares (Thousands)	Weighted-Average Exercise Price	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2010	3,077	$19.27
Expired	(1,417)	31.70
Cancelled	(31)	31.98
Exercised	(664)	8.13
Outstanding at December 31, 2011	965	8.28	1.4	$11
Exercisable at December 31, 2011	965	8.28	1.4	11

Cash received from stock options exercised was $4 million, $9 million and $5 million for 2009, 2010 and 2011, respectively.

CenterPoint Energy has not issued stock options since 2004.

Performance Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2011
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2010	3,068	$13.84
Granted	1,110	15.49
Forfeited or cancelled	(469)	15.25
Vested and released to participants	(411)	15.39
Outstanding at December 31, 2011	3,298	13.99	1.0	$55

The outstanding and non-vested shares displayed in the table above assumes that shares are issued at the maximum performance level. The aggregate intrinsic value reflects the impacts of current expectations of achievement and stock price.

Stock Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2011
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2010	1,096	$13.78
Granted	368	15.81
Forfeited or cancelled	(30)	14.00
Vested and released to participants	(369)	14.75
Outstanding at December 31, 2011	1,065	14.14	1.1	$21

The weighted-average grant-date fair values of awards granted were as follows for 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Performance awards	$12.42	$14.21	$15.49
Stock awards	12.30	14.26	15.81

Valuation Data

The total intrinsic value of awards received by participants was as follows for 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Stock options exercised	$2	$4	$7
Performance awards	7	5	7
Stock awards	4	4	7

The total grant date fair value of performance and stock awards which vested during the years ended December 31, 2009, 2010 and 2011 was $11 million, $10 million and $12 million, respectively.  As of December 31, 2011, there was $18 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

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

CenterPoint Energy provides certain healthcare and life insurance benefits for retired employees on both a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments, effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage.

Such benefit costs are accrued over the active service period of employees. The net unrecognized transition obligation is being amortized over approximately 20 years.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2009		2010		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions)
Service cost	$25	$1	$31	$1	$33	$1
Interest cost	113	28	102	25	100	24
Expected return on plan assets	(98)	(9)	(109)	(10)	(115)	(10)
Amortization of prior service cost	3	3	3	3	3	3
Amortization of net loss	68	—	59	—	57	1
Amortization of transition obligation	—	7	—	7	—	7
Benefit enhancement	—	—	—	—	—	1
Net periodic cost	$111	$30	$86	$26	$78	$27

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	December 31,
	2009		2010		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Discount rate	6.90%	6.90%	5.70%	5.70%	5.25%	5.20%
Expected return on plan assets	8.00	7.05	8.00	7.05	8.00	7.05
Rate of increase in compensation levels	4.60	—	4.60	—	4.60	—

In determining net periodic benefits cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of CenterPoint Energy’s pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2010 and 2011.

	December 31,
	2010		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,866	$450	$1,969	$460
Service cost	31	1	33	1
Interest cost	102	25	100	24
Participant contributions	—	7	—	7
Benefits paid	(115)	(50)	(113)	(40)
Actuarial loss	85	24	93	41
Early retiree reinsurance program reimbursement	—	—	—	3
Medicare reimbursement	—	3	3	4
Benefit obligation, end of year	1,969	460	2,085	500
Change in Plan Assets
Fair value of plan assets, beginning of year	1,432	146	1,501	144
Employer contributions	8	29	75	21
Participant contributions	—	7	—	7
Benefits paid	(115)	(50)	(113)	(40)
Actual investment return	176	12	43	6
Fair value of plan assets, end of year	1,501	144	1,506	138
Funded status, end of year	$(468)	$(316)	$(579)	$(362)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(9)	$(9)	$(9)	$(9)
Other liabilities-benefit obligations	(459)	(307)	(570)	(353)
Net liability, end of year	$(468)	$(316)	$(579)	$(362)
Actuarial Assumptions
Discount rate	5.25%	5.20%	4.90%	4.80%
Expected return on plan assets	8.00	7.05	8.00	5.50
Rate of increase in compensation levels	4.60	—	4.20	—
Healthcare cost trend rate assumed for the next year	—	8.50	—	8.00
Prescription drug cost trend rate assumed for the next year	—	8.50	—	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.50	—	5.50
Year that the healthcare rate reaches the ultimate trend rate	—	2017	—	2017
Year that the prescription drug rate reaches the ultimate trend rate	—	2017	—	2017

The accumulated benefit obligation for all defined benefit pension plans was $1,954 million and $2,064 million as of December 31, 2010 and 2011, respectively.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

The discount rate assumption was determined by matching the accrued cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

For measurement purposes, healthcare and prescription costs are assumed to increase to 8.00% during 2012, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2017, except for the 2013 rate which is expected to increase to 9.00% in anticipation of the healthcare exchanges being introduced to the market in 2014.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	December 31,
	2010		2011
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Unrecognized actuarial loss	$151	$18	$166	$25
Unrecognized prior service cost	15	7	15	5
Unrecognized transition obligation	—	2	—	1
Net amount recognized in accumulated other comprehensive loss	$166	$27	$181	$31

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2011 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Net loss	$2	$7
Amortization of net loss	13	—
Prior service credit	(1)	(4)
Amortization of prior service credit	1	2
Transition obligation	—	(1)
Total recognized in comprehensive income	$15	$4

The total expense recognized in net periodic costs and other comprehensive income was $93 million and $31 million for pension and postretirement benefits, respectively, for the year ended December 31, 2011.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2012 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss	$13	$1
Unrecognized prior service cost	1	2
Amounts in accumulated comprehensive income to be recognized in net periodic cost in 2012	$14	$3

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2010		2011
	Pension Qualified	Pension Non-qualified	Pension Qualified	Pension Non-qualified
	(in millions)
Accumulated benefit obligation	$1,860	$94	$1,966	$98
Projected benefit obligation	1,875	94	1,987	98
Fair value of plan assets	1,501	—	1,506	—

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

As part of the investment strategy discussed above, CenterPoint Energy has adopted and maintains the following weighted average allocation targets for its benefit plans:

	Pension Benefits	Postretirement Benefits
Domestic equity securities	21-31%	14-24%
Global equity securities	7-13%	—
International equity securities	15-21%	3-13%
Emerging markets equity securities	4-8%	—
Debt securities	30-40%	68-78%
Real estate	0-5%	—
Cash	0-2%	0-2%

The following tables set forth by level, within the fair value hierarchy (see Note 8), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2010 and 2011:

	Fair Value Measurements at December 31, 2010
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3	$3	$—	$—
Common collective trust funds (1)	890	—	890	—
Corporate bonds:
Investment grade or above	122	—	122	—
Equity securities:
International companies	133	133	—	—
U.S. companies	131	131	—	—
Cash received as collateral from securities lending	112	112	—	—
U.S. government backed agencies bonds	34	34	—	—
U.S. treasuries	62	62	—	—
Mortgage backed securities	8	—	8	—
Asset backed securities	10	—	10	—
Municipal bonds	28	—	28	—
Mutual funds (2)	55	55	—	—
International government bonds	17	—	17	—
Real estate	8	—	—	8
Obligation to return cash received as collateral from securities lending	(112)	(112)	—	—
Total	$1,501	$418	$1,075	$8

(1)	24% of the amount invested in common collective trust funds is in fixed income securities, 42% is in U.S. equities and 34% is in international equities.

(2)	74% of the amount invested in mutual funds is in fixed income securities and 26% is in U.S. equities.

	Fair Value Measurements at December 31, 2011
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$(11)	$(11)	$—	$—
Common collective trust funds (1)	973	—	973	—
Corporate bonds:
Investment grade or above	129	—	129	—
Equity securities:
International companies	128	128	—	—
U.S. companies	94	94	—	—
Cash received as collateral from securities lending	69	69	—	—
U.S. government backed agencies bonds	19	19	—	—
U.S. treasuries	34	34	—	—
Mortgage backed securities	9	—	9	—
Asset backed securities	8	—	8	—
Municipal bonds	39	—	39	—
Mutual funds (2)	54	54	—	—
International government bonds	22	—	22	—
Real estate	8	—	—	8
Obligation to return cash received as collateral from securities lending	(69)	(69)	—	—
Total	$1,506	$318	$1,180	$8

(1)	39% of the amount invested in common collective trust funds is in fixed income securities, 30% is in U.S. equities and 31% is in international equities.

(2)	75% of the amount invested in mutual funds is in international equities and 25% is in U.S. equities.

The pension plan utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2010 or 2011.

The following tables present additional information about the changes in the fair value of the pension plan’s level 3 investments for the years ended December 31, 2010 and 2011:

	Level 3 Investments
	Year Ended December 31, 2010
	(in millions)
	Corporate bonds	Asset backed securities	Real estate	Total
Balance, beginning of year	$1	$3	$9	$13
Unrealized losses relating to instruments still held at the reporting date	—	—	(1)	(1)
Purchases, sales, issuances, and settlement (net)	—	(1)	—	(1)
Transfer out of Level 3	(1)	(2)	—	(3)
Balance, end of year	$—	$—	$8	$8

	Level 3 Investments
	Year Ended December 31, 2011
	(in millions)
	Corporate bonds	Asset backed securities	Real estate	Total
Balance, beginning of year	$—	$—	$8	$8
Unrealized losses relating to instruments still held at the reporting date	—	—	—	—
Purchases, sales, issuances, and settlement (net)	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance, end of year	$—	$—	$8	$8

The following tables present by level, within the fair value hierarchy, CenterPoint Energy’s postretirement plan assets at fair value as of December 31, 2010 and 2011, by asset category:

	Fair Value Measurements at December 31, 2010
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs Level 3)
Mutual funds (1)	$144	$144	$—	$—
Total	$144	$144	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities, 19% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2011
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs Level 3)
Mutual funds (1)	$138	$138	$—	$—
Total	$138	$138	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities, 19% is in U.S. equities and 8% is in international equities.

CenterPoint Energy contributed $65 million, $10 million and $14 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2011. CenterPoint Energy expects to contribute approximately $116 million, $9 million and $18 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2012.

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2012	$124	$37	$(4)
2013	135	37	(5)
2014	143	39	(5)
2015	147	41	(6)
2016	145	42	(6)
2017-2021	791	228	(41)

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2011, 19,732,131 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented approximately 24% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy’s savings plan benefit expenses were $31 million, $34 million and $35 million in 2009, 2010 and 2011, respectively.

(d) Postemployment Benefits

CenterPoint Energy provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). The Company recorded postemployment benefits of $-0-, $1 million income and $7 million expense in 2009, 2010 and 2011, respectively.

Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2011 was $25 million and $30 million, respectively, relating to postemployment obligations.

(e) Other Non-Qualified Plans

CenterPoint Energy has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Energy. During 2009, 2010 and 2011, CenterPoint Energy recorded benefit expense relating to these plans of $6 million, $5 million and $5 million, respectively. Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2011 was $78 million and $76 million, respectively, relating to deferred compensation plans.

Included in Benefit Obligations in CenterPoint Energy’s Consolidated Balance Sheets at December 31, 2010 and 2011 was $21 million and $25 million, respectively, relating to split-dollar life insurance arrangements.

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

As of December 31, 2011, approximately 30% of CenterPoint Energy’s employees are subject to collective bargaining agreements. Collective bargaining agreements with each of the following bargaining units, which collectively cover approximately 8% of CenterPoint Energy's employees, are scheduled to expire in 2012: United Steel Workers (USW) Local 13-227, Office and Professional Employees International Union (OPEIU) Local 12 Metro, OPEIU Local 12 Mankato and USW Local 13-1. CenterPoint Energy believes it has good relationships with these bargaining units and expects to negotiate new agreements in 2012.

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

During the year ended December 31, 2009, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $80 million and decreased natural gas expense from unrealized net gains of $57 million, a net unrealized loss of $23 million.  During the year ended December 31, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $18 million and increased natural gas expense from unrealized net losses of $14 million, a net unrealized gain of $4 million.  During the year ended December 31, 2011, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $38 million and increased natural gas expense from unrealized net losses of $30 million, a net unrealized gain of $8 million.

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations' results in the remaining jurisdictions and in CenterPoint Houston’s service territory.

CenterPoint Energy enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the years ended December 31, 2009, 2010 and 2011, CenterPoint Energy recognized losses of $7 million, $6 million and less than $1 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2010 and 2011, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2010 and 2011.

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

Fair Value of Derivative Instruments
	December 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$88	$1
Natural gas contracts (1)	Other Assets	20	—
Natural gas contracts (1)	Current Liabilities	15	110
Natural gas contracts (1)	Other Liabilities	—	13
Indexed debt securities derivative	Current Liabilities	—	197
Total		$123	$321

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 633 Bcf or a net 84 Bcf long position.  Of the net long position, basis swaps constitute 74 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment constitute 6 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $55 million asset as shown on CenterPoint Energy’s Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $56 million.

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

Income Statement Impact of Derivative Activity
		Year Ended December 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$90	$102
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(165)	(144)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(31)	35
Total		$(106)	$(7)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(115) million and $(107) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2010 and 2011 was $107 million and $39 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $31 million and less than $1 million, respectively, at December 31, 2010 and 2011.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2010 and 2011, $76 million and $38 million, respectively, of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CenterPoint Energy as of December 31, 2010 and 2011 (in millions):

	December 31, 2010		December 31, 2011
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$5	$8	$1	$7
Financial institutions	1	1	—	—
Retail end users (2)	—	60	—	100
Total	$6	$69	$1	$107

(1)
“Investment grade” is primarily determined using publicly available credit ratings and considering credit support (including parent company guaranties) and collateral (including cash and standby letters of credit). For unrated counterparties, CenterPoint Energy determines a synthetic credit rating by performing financial statement analysis and considering contractual rights and restrictions and collateral.

(2)	Retail end users represent customers who have contracted to fix the price of a portion of their physical gas requirements for future periods.

(8)	Fair Value Measurements

Assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2010
	(in millions)
Assets
Corporate equities	$368	$—	$—	$—	$368
Investments, including money market funds	54	—	—	—	54
Natural gas derivatives	—	73	7	(11)	69
Total assets	$422	$73	$7	$(11)	$491
Liabilities
Indexed debt securities derivative	$—	$232	$—	$—	$232
Natural gas derivatives	8	167	4	(95)	84
Total liabilities	$8	$399	$4	$(95)	$316

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $84 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2011
	(in millions)
Assets
Corporate equities	$387	$—	$—	$—	$387
Investments, including money market funds	56	—	—	—	56
Natural gas derivatives	1	112	10	(16)	107
Total assets	$444	$112	$10	$(16)	$550
Liabilities
Indexed debt securities derivative	$—	$197	$—	$—	$197
Natural gas derivatives	19	101	4	(72)	52
Total liabilities	$19	$298	$4	$(72)	$249

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $56 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2009	2010	2011
	(in millions)
Beginning balance	$(58)	$(6)	$3
Total unrealized gains or (losses):
Included in earnings	(1)	4	6
Included in regulatory assets	(16)	(1)	—
Total settlements:
Included in earnings	3	(2)	(3)
Included in regulatory assets	66	8	—
Total purchases	—	—	2
Net transfers out of Level 3	—	—	(2)
Ending balance	$(6)	$3	$6
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$4	$5

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

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,303	$10,071	$8,994	$10,049

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

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $840 million remain outstanding at December 31, 2011. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2011, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.045455 share of AOL Common. CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” At December 31, 2011, ZENS having an original principal amount of $840 million and a contingent principal amount of $797 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of reference shares deemed to be attributable to the ZENS. At December 31, 2011, the market value of such shares was approximately $386 million, which would provide an exchange amount of $436 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component (the holder’s option to receive the appreciated value of the reference shares at maturity). The bifurcated debt component accretes through interest charges at 17.3% annually up to the contingent principal amount of the ZENS in 2029. Such accretion will be reduced by annual cash interest payments, as described above. The derivative component is recorded at fair value and changes in the fair value of the derivative component are recorded in CenterPoint Energy’s Statements of Consolidated Income. Changes in the fair value of the TW Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

The following table sets forth summarized financial information regarding CenterPoint Energy’s investment in TW Securities and each component of CenterPoint Energy’s ZENS obligation (in millions).

	TW Securities	Debt Component of ZENS	Derivative Component of ZENS
Balance at December 31, 2008	$218	$117	$133
Accretion of debt component of ZENS	—	21	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	68
Gain on TW Common	82	—	—
Balance at December 31, 2009	300	121	201
Accretion of debt component of ZENS	—	22	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	31
Gain on TW Securities	67	—	—
Balance at December 31, 2010	367	126	232
Accretion of debt component of ZENS	—	22	—
2% interest paid	—	(17)	—
Gain on indexed debt securities	—	—	(35)
Gain on TW Securities	19	—	—
Balance at December 31, 2011	$386	$131	$197

(10)	Equity

(a) Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock.

(b) Shareholder Rights Plan

CenterPoint Energy had a Shareholder Rights Plan that stated that each share of its common stock included one associated preferred stock purchase right (Right) which entitled the registered holder to purchase from CenterPoint Energy a unit consisting of one thousandth of a share of Series A Preferred Stock. The Rights expired pursuant to their terms on December 31, 2011.

(11)	Short-term Borrowings and Long-term Debt

	December 31, 2010		December 31, 2011
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Short-term borrowings:
Inventory financing	$—	$53	$—	$62
Total short-term borrowings	—	53	—	62
Long-term debt:
CenterPoint Energy:
ZENS(2)	—	126	—	131
Senior notes 5.95% to 6.85% due 2015 to 2018	750	—	750	—
Pollution control bonds 4.00% due 2015(3)	151	—	151	—
Pollution control bonds 4.90% to 5.95% due 2015 to 2030(4) (5)	562	19	562	—
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 5.60% to 7.00% due 2013 to 2033	1,762	—	1,762	—
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(6)	229	—	183	46
System restoration bonds 1.833% to 4.243% due 2012 to 2022	601	43	556	45
Transition bonds 4.192% to 5.63% due 2012 to 2020	1,921	240	1,659	262
CERC Corp.:
Senior notes 4.50% to 7.875% due 2013 to 2041 (7)	2,747	—	2,693	—
Commercial paper (8)	183	—	285	—
Other	1	—	1	—
Unamortized discount and premium	(8)	—	(63)	—
Total long-term debt	9,001	428	8,641	484
Total debt	$9,001	$481	$8,641	$546

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 9(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(4)	$237 million and $218 million of these series of debt were secured by general mortgage bonds of CenterPoint Houston at December 31, 2010 and 2011, respectively.

(5)
In February 2012, CenterPoint Energy purchased $275 million aggregate principal amount of pollution control bonds issued on its behalf which will remain outstanding and may be remarketed and called for a March 2012 redemption of $100 million aggregate principal amount of pollution control bonds issued on its behalf.

(6)	These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(7)	$550 million senior notes due February 2011 are not reflected in the current portion of long-term debt as of December 31, 2010 because the notes were refinanced in January 2011.

(8)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(a) Short-term Borrowings

Receivables Facility.  CERC’s receivables facility terminated pursuant to its terms on September 14, 2011.  As of December 31, 2010, the facility size was $160 million and there were no advances under the facility.

Inventory Financing. Gas Operations has entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $53 million and $62 million as of December 31, 2010 and 2011, respectively.

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

Transition and System Restoration Bonds. As of December 31, 2011, CenterPoint Houston had five special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates, including Bond Company IV, which issued transition bonds in January 2012 as described below. The consolidated special purpose subsidiaries are wholly-owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston's retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory.

Pollution Control Bonds. In February 2012, CenterPoint Energy purchased $275 million aggregate principal amount of pollution control bonds issued on its behalf at 100% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The purchased pollution control bonds will remain outstanding and may be remarketed. Prior to the purchase, the pollution control bonds had fixed interest rates ranging from 5.15% to 5.95%. Additionally, in February 2012, CenterPoint Energy called for a March 2012 redemption of $100 million aggregate principal amount of pollution control bonds issued on its behalf at 100% of their principal amount plus accrued interest pursuant to the optional redemption provisions of the bonds. The pollution control bonds called for redemption have a fixed interest rate of 5.25%.

Revolving Credit Facilities. In the third quarter of 2011, the revolving credit facilities of CenterPoint Energy, CenterPoint Houston and CERC Corp. were replaced with five-year revolving credit facilities of similar borrowing capacity. As of December 31, 2010 and 2011, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

	December 31, 2010				December 31, 2011
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,156	$—	$20	$—	$1,200	$—	$16	$—
CenterPoint Houston	289	—	4	—	300	—	4	—
CERC Corp.	915	—	—	183	950	—	—	285
Total	$2,360	$—	$24	$183	$2,450	$—	$20	$285

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

Under CenterPoint Energy’s $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of December 31, 2011.

Maturities.  CenterPoint Energy’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $353 million in 2012, $1.145 billion in 2013, $1.195 billion in 2014, $669 million in 2015 and $875 million in 2016.  These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $307 million in 2012, $330 million in 2013, $235 million in 2014, $249 million in 2015 and $266 million in 2016. These maturities exclude scheduled repayments on transition bonds issued in 2012 of $62 million in 2012, $117 million in 2013, $120 million in 2014, $122 million in 2015 and $126 million in 2016.

Liens.  As of December 31, 2011, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2009, 2010 and 2011 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2012 is approximately $184 million, and the sinking fund requirement to be satisfied in 2012 is approximately $3 million. CenterPoint Energy expects CenterPoint Houston to meet these 2012 obligations by certification of property additions. As of December 31, 2011, CenterPoint Houston’s assets were also subject to liens securing approximately $2.5 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(12)	Income Taxes

The components of CenterPoint Energy’s income tax expense were as follows:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Current income tax expense (benefit):
Federal	$(103)	$40	$(63)
State	10	24	24
Total current expense (benefit)	(93)	64	(39)
Deferred income tax expense (benefit):
Federal	251	220	432
State	18	(21)	11
Total deferred expense	269	199	443
Total income tax expense	$176	$263	$404

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Income before income taxes and extraordinary item	$548	$705	$1,174
Federal statutory income tax rate	35.00%	35.00%	35.00%
Expected federal income tax expense	192	247	411
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	18	2	22
Amortization of investment tax credit	(7)	(7)	(6)
Tax law change in deductibility of retiree health care costs	—	20	—
Increase (decrease) in settled and uncertain income tax positions	(5)	14	(5)
Other, net	(22)	(13)	(18)
Total	(16)	16	(7)
Total income tax expense	$176	$263	$404
Effective tax rate	32.1%	37.3%	34.4%

CenterPoint Energy recorded a $9 million decrease in tax expense in 2011 related to the release of income tax reserves on the tax normalization issue discussed below, which resulted in a net decrease in tax expense of $5 million for all uncertain tax positions. CenterPoint Energy recorded a net reduction in state income tax expense of approximately $17 million related to lower blended state tax rates and a reduction of the deferred tax liability recorded in December 2011.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2010	2011
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$11	$10
Deferred gas costs	32	—
Other	21	7
Total current deferred tax assets	64	17
Non-current:
Loss and credit carryforwards	49	214
Employee benefits	346	363
Other	48	68
Total non-current deferred tax assets before valuation allowance	443	645
Valuation allowance	(3)	(4)
Total non-current deferred tax assets, net of valuation allowance	440	641
Total deferred tax assets, net of valuation allowance	504	658
Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	391	427
Unrealized gain on TW securities	80	97
Total current deferred tax liabilities	471	524
Non-current:
Depreciation	2,086	2,849
Regulatory assets, net	1,256	1,499
Other	32	125
Total non-current deferred tax liabilities	3,374	4,473
Total deferred tax liabilities	3,845	4,997
Accumulated deferred income taxes, net	$3,341	$4,339

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2011, CenterPoint Energy has approximately $442 million of federal net operating loss carryforwards which begin to expire in 2030 and approximately $352 million of state net operating loss carryforwards which expire in various years between 2012 and 2031.  CenterPoint Energy has approximately $6 million of federal capital loss carryforwards and $14 million of federal charitable contribution carryforwards which expire in various years between 2012 and 2030.  CenterPoint Energy has approximately $244 million of state capital loss carryforwards which expire in 2017 for which a valuation allowance has been established.

CenterPoint Energy has established a valuation allowance of $1 million for federal net operating loss carryforwards attributable to share based compensation and $3 million for state capital loss carryforwards that based upon management's evaluation may not be realized.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Energy’s unrecognized tax benefits:

	December 31,
	2009	2010	2011
	(in millions)
Balance, beginning of year	$117	$187	$252
Tax Positions related to prior years:
Additions	56	9	(1)
Reductions	(25)	(4)	(203)
Tax Positions related to current year:
Additions	56	60	5
Settlements	(17)	—	(1)
Lapse of statute of limitations	—	—	(1)
Balance, end of year	$187	$252	$51

The net decrease in the total amount of unrecognized tax benefits during 2011 is primarily related to the remeasurement of a potential tax normalization violation.  As a result of the Settlement, discussed in Note 5(b), CenterPoint Houston has determined that the potential normalization violation has been prevented and consequently, recorded a reduction to the liability for unrecognized income tax benefits of $211 million.  The unrecognized tax benefit for the normalization issue was a temporary difference and, therefore, the decrease in the balance thereto resulted in an increase to the deferred tax liability of $202 million and a decrease in income tax expense of $9 million for the release of accrued interest expense. It is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount between $25 million and $31 million over the next 12 months primarily as a result of the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination described below.

CenterPoint Energy has approximately $10 million, $17 million and $21 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2009, 2010 and 2011, respectively.  CenterPoint Energy recognizes interest and penalties as a component of income tax expense.  CenterPoint Energy recognized approximately $7 million of income tax benefit, $8 million of income tax expense and $13 million of income tax benefit related to interest on uncertain income tax positions during 2009, 2010 and 2011, respectively.  CenterPoint Energy had approximately $12 million of interest payable and $1 million of interest receivable on uncertain income tax positions accrued at December 31, 2010 and 2011, respectively.

Tax Audits and Settlements.  CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 2005 tax year. CenterPoint Energy has a tentative closing agreement for tax years 2006 and 2007 with the IRS's Appeals Division pending review by the Joint Committee on Taxation. The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Energy’s 2007 casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike. CenterPoint Energy is currently under examination by the IRS for tax years 2008 and 2009 and is at various stages of the examination process. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2011.

Under a tax allocation agreement, CenterPoint Energy and GenOn Energy, Inc. (GenOn) (as successor to the entity formerly known as RRI Energy, Inc., Reliant Resources, Inc., and Reliant Energy, Inc.) have agreed to indemnify each other for tax liabilities arising out of IRS examinations. The IRS has issued a tentative closing agreement to Reliant Resources, Inc. for tax year 2002. The tax deficiency assessed by the IRS is entirely the liability of GenOn with CenterPoint Energy to be indemnified for both tax and interest. Accordingly, CenterPoint Energy has recorded a federal liability of approximately $32 million offset with a receivable from GenOn of $27 million and a deferred tax asset of $5 million pertaining to the federal benefit on the deductibility of interest.

(13)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2010 and 2011 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2011, minimum payment obligations for natural gas supply commitments are approximately $467 million in 2012, $449 million in 2013, $353 million in 2014, $219 million in 2015, $151 million in 2016 and $251 million after 2016.

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

(c) Lease Commitments

The following table sets forth information concerning CenterPoint Energy’s obligations under non-cancelable long-term operating leases at December 31, 2011, which primarily consist of rental agreements for building space, data processing equipment, compression equipment and rights of way (in millions):

2012	$14
2013	9
2014	7
2015	4
2016	4
2017 and beyond	16
Total	$54

Total lease expense for all operating leases was $37 million, $77 million and $43 million during 2009, 2010 and 2011, respectively.

(d) Other Commitments

In December 2008, CenterPoint Energy entered into an agreement to purchase software licenses, support and maintenance. As of December 31, 2011, payment obligations under this agreement are $6 million in 2012 and $6 million in 2013.

(e) Long-Term Gas Gathering and Treating Agreements.

CenterPoint Energy Field Services, LLC (CEFS) has entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of its gathering systems by up to an additional 1.3 Bcf per day.  CEFS estimates that the cost to expand the capacity of its gathering systems by an additional

1.3 Bcf per day would be as much as $440 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand system capacity.

(f) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG)and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

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

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.  The time for seeking review of the district court's decision has now passed.

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

At December 31, 2011, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utility Commission provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of December 31, 2011, CERC had collected $5.5 million from insurance companies to be used to mitigate future environmental costs.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC and CenterPoint Energy do not expect the ultimate outcome of these investigations will have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by subsidiaries of CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy’s subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

Other Environmental. From time to time CenterPoint Energy identifies the presence of environmental contaminants on property where its subsidiaries conduct or have conducted operations.  Other such sites involving contaminants may be identified in the future.  CenterPoint Energy has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time CenterPoint Energy has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Energy has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Energy does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

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

(g) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $88 million as of December 31, 2011.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010 and an additional $21 million of collateral in December 2011. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	For the Year Ended December 31,
	2009	2010	2011
	(in millions, except per share and share amounts)
Basic earnings per share calculation:
Income before extraordinary item	$372	$442	$770
Extraordinary item, net of tax	—	—	587
Net income	$372	$442	$1,357

Weighted average shares outstanding	365,229,000	409,721,000	425,636,000

Basic earnings per share:
Income before extraordinary item	$1.02	$1.08	$1.81
Extraordinary item, net of tax	—	—	1.38
Net income	$1.02	$1.08	$3.19

Diluted earnings per share calculation:
Net income	$372	$442	$1,357

Weighted average shares outstanding	365,229,000	409,721,000	425,636,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	451,000	470,000	347,000
Restricted stock	2,001,000	2,585,000	2,741,000
Weighted average shares assuming dilution	367,681,000	412,776,000	428,724,000

Diluted earnings per share:
Income before extraordinary item	$1.01	$1.07	$1.80
Extraordinary item, net of tax	—	—	1.37
Net income	$1.01	$1.07	$3.17

(1)
Options to purchase 2,372,132 and 1,458,598 shares were outstanding for the years ended December 31, 2009 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective years.

(15)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2010
	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter (3)
	(in millions, except per share amounts)
Revenues	$3,023	$1,756	$1,908	$2,098
Operating income	357	263	327	302
Net income	114	81	123	124

Basic earnings per share(1)	$0.29	$0.20	$0.29	$0.29

Diluted earnings per share(1)	$0.29	$0.20	$0.29	$0.29

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,587	$1,837	$1,881	$2,145
Operating income	364	303	357	274
Income before extraordinary item(4)	148	119	386	117
Extraordinary item, net of tax(4)	—	—	587	—
Net income	$148	$119	$973	$117

Basic earnings per share(1):
Income before extraordinary item	$0.35	$0.28	$0.90	$0.27
Extraordinary item, net of tax	—	—	1.38	—
Net income	$0.35	$0.28	$2.28	$0.27

Diluted earnings per share(1)
Income before extraordinary item	$0.35	$0.28	$0.90	$0.27
Extraordinary item, net of tax	—	—	1.37	—
Net income	$0.35	$0.28	$2.27	$0.27

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

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

(4)
During the third quarter of 2011, CenterPoint Energy recorded an extraordinary gain of $587 million, after-tax, related to the Final Order and a $224 million, after-tax, return on true-up balance included in Income before extraordinary item related to a portion of interest on the appealed amount as discussed in Note 5(b).

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the non-rate regulated natural gas gathering, processing and treating operations. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Long-lived assets include net property, plant and equipment, goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income	Total Assets		Expenditures for Long-Lived Assets
As of and for the year ended December 31, 2009:
Electric Transmission & Distribution	$2,013	(1)	$—	$480	$545	$9,755		$428
Natural Gas Distribution	3,374		10	161	204	4,535		165
Competitive Natural Gas Sales and Services	2,215		15	4	21	1,176		2
Interstate Pipelines(2)	456		142	48	256	3,484		176
Field Services(3)	212		29	15	94	1,045		348
Other	11		—	35	4	2,261	(4)	29
Reconciling Eliminations	—		(196)	—	—	(2,483)		—
Consolidated	$8,281		$—	$743	$1,124	$19,773		$1,148
As of and for the year ended December 31, 2010:
Electric Transmission & Distribution	$2,205	(1)	$—	$582	$567	$9,817		$463
Natural Gas Distribution	3,199		14	166	231	4,575		202
Competitive Natural Gas Sales and Services	2,617		34	4	16	1,190		2
Interstate Pipelines(2)	464		137	52	270	3,672		102
Field Services(3)	289		49	25	151	1,803		668
Other	11		—	35	14	2,184	(4)	25
Reconciling Eliminations	—		(234)	—	—	(3,130)		—
Consolidated	$8,785		$—	$864	$1,249	$20,111		$1,462
As of and for the year ended December 31, 2011:
Electric Transmission & Distribution	$2,337	(1)	$—	$587	$623	$11,221		$538
Natural Gas Distribution	2,823		18	166	226	4,636		295
Competitive Natural Gas Sales and Services	2,488		23	5	6	1,089		5
Interstate Pipelines(2)	421		132	54	248	3,867		98
Field Services(3)	370		42	37	189	1,894		201
Other	11		—	37	6	2,318	(4)	54
Reconciling Eliminations	—		(215)	—	—	(3,322)		—
Consolidated	$8,450		$—	$886	$1,298	$21,703		$1,191

(1)
Sales to affiliates of NRG in 2009, 2010 and 2011 represented approximately $634 million, $583 million and $594 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Energy Future Holdings Corp. in 2009, 2010 and 2011 represented approximately $182 million, $185 million and $182 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Interstate Pipelines recorded equity income of $7 million, $19 million, and $21 million in the years ended December 31, 2009, 2010 and 2011, respectively, from its 50% interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $422 million, $413 million and $409 million as of December 31, 2009, 2010 and 2011 and is included in Investment in unconsolidated affiliates.

(3)
Field Services recorded equity income of $8 million, $10 million and $9 million for the years ended December 31, 2009, 2010 and 2011, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $40 million, $55 million and $63 million as of December 31, 2009, 2010 and 2011, respectively, and is included in Investment in unconsolidated affiliates.

(4)
Included in total assets of Other Operations as of December 31, 2009, 2010 and 2011, are pension and other postemployment related regulatory assets of $731 million, $704 million and $796 million, respectively.

	Year Ended December 31,
Revenues by Products and Services:	2009	2010	2011
	(in millions)
Electric delivery sales	$2,013	$2,205	$2,337
Retail gas sales	4,540	4,412	4,019
Wholesale gas sales	902	1,250	1,149
Gas transport	691	785	824
Energy products and services	135	133	121
Total	$8,281	$8,785	$8,450

(17)	Subsequent Events

On January 19, 2012, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2025 per share of common stock payable on March 9, 2012, to shareholders of record as of the close of business on February 16, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2012 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2012 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2012 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2012 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2012 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2011

Report of Independent Registered Public Accounting Firm	102
I — Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)	103
II — Valuation and Qualifying Accounts	108

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 110, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in the index at Item 15 (a)(2).  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2012

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2009	2010	2011
	(in millions)
Expenses:
Operation and Maintenance Expenses	$(17)	$(12)	$(12)
Total	(17)	(12)	(12)
Other Income (Expense):
Interest Income from Subsidiaries	8	8	7
Other Expense	(5)	(8)	—
Gain (Loss) on Indexed Debt Securities	(68)	(31)	35
Interest Expense to Subsidiaries	(25)	(26)	(25)
Interest Expense	(149)	(132)	(123)
Total	(239)	(189)	(106)
Loss Before Income Taxes, Equity in Subsidiaries and Extraordinary Item	(256)	(201)	(118)
Income Tax Benefit	113	79	50
Loss Before Equity in Subsidiaries and Extraordinary Item	(143)	(122)	(68)
Equity Income of Subsidiaries	515	564	838
Income Before Extraordinary Item	372	442	770
Extraordinary Item, Net of Tax	—	—	587
Net Income	$372	$442	$1,357

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2010	2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Notes receivable — subsidiaries	530	407
Accounts receivable — subsidiaries	59	53
Other assets	68	43
Total current assets	657	503
Other Assets:
Investment in subsidiaries	6,115	7,538
Notes receivable — subsidiaries	151	151
Other assets	723	822
Total other assets	6,989	8,511
Total Assets	$7,646	$9,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable — subsidiaries	$900	$1,012
Current portion of indexed debt	126	131
Current portion of other long-term debt	19	—
Indexed debt securities derivative	232	197
Accounts payable:
Subsidiaries	27	24
Other	1	—
Taxes accrued	318	426
Interest accrued	19	19
Other	1	1
Total current liabilities	1,643	1,810
Other Liabilities:
Accumulated deferred tax liabilities	124	202
Benefit obligations	460	569
Notes payable — subsidiaries	750	750
Other	10	—
Total non-current liabilities	1,344	1,521
Long-Term Debt	1,461	1,461
Shareholders’ Equity:
Common stock	4	4
Additional paid-in capital	4,100	4,120
Retained earnings (accumulated deficit)	(789)	231
Accumulated other comprehensive loss	(117)	(133)
Total shareholders’ equity	3,198	4,222
Total Liabilities and Shareholders’ Equity	$7,646	$9,014

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2010	2011
	(in millions)
Operating Activities:
Net income	$372	$442	$1,357
Non-cash items included in net income:
Equity income of subsidiaries	(515)	(564)	(838)
Deferred income tax expense	(19)	(16)	149
Amortization of debt issuance costs	5	6	5
Extraordinary item, net of tax	—	—	(587)
Loss (gain) on indexed debt securities	68	31	(35)
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	86	78	73
Accounts payable	14	(16)	(1)
Other current assets	(16)	(27)	1
Other current liabilities	59	(111)	50
Common stock dividends received from subsidiaries	109	9	10
Other	(1)	6	(62)
Net cash provided by (used in) operating activities	162	(162)	122
Investing Activities:
Short-term notes receivable from subsidiaries	(411)	(37)	123
Net cash provided by (used in) investing activities	(411)	(37)	123
Financing Activities:
Revolving credit facility, net	(264)	—	—
Payments on long-term debt	—	(490)	(19)
Debt issuance costs	—	(2)	(7)
Common stock dividends paid	(276)	(319)	(337)
Proceeds from issuance of common stock, net	504	416	6
Short-term notes payable to subsidiaries	285	594	112
Net cash provided by (used in) financing activities	249	199	(245)
Net Decrease in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—

See Notes to Condensed Financial Information (Parent Company) and
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

(2) New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011.  CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on CenterPoint Energy's financial position, results of operations or cash flows.

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

In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Long-term Debt. As of December 31, 2010 and 2011, CenterPoint Energy had no borrowings and approximately $20 million and $16 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2010 and 2011. CenterPoint Energy was in compliance with all debt covenants as of December 31, 2011.

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

CenterPoint Energy’s maturities of long-term debt, excluding the ZENS obligation, are $420 million in 2015.  There are no maturities of long-term debt in 2012, 2013, 2014 and 2016.

(4) Guaranties. CenterPoint Energy Services, Inc. (CES), an indirect wholly-owned subsidiary of CenterPoint Energy, provides comprehensive natural gas sales and services to industrial and commercial customers. In order to hedge their exposure to natural gas prices, CES has entered into standard purchase and sale agreements with various counterparties. CenterPoint Energy has guaranteed the payment obligations of CES under certain of these agreements, typically for one-year terms. As of December 31, 2011, CenterPoint Energy had guaranteed $5 million under these agreements.

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

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS has expanded the acquired facilities. If Encana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes. CenterPoint Energy has guaranteed to fund CEFS’ obligations up to $100 million, plus any additional amount related to any expansion or additional services, upon completion of the gathering systems. As of December 31, 2011, CenterPoint Energy had guaranteed CEFS’s obligations up to an amount of $100 million under these agreements.

CENTERPOINT ENERGY, INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2011

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2011
Accumulated provisions:
Uncollectible accounts receivable	$25	$26	$—	$26	$25
Deferred tax asset valuation allowance	3	—	1	—	4
Year Ended December 31, 2010
Accumulated provisions:
Uncollectible accounts receivable	$24	$30	$—	$29	$25
Deferred tax asset valuation allowance	5	(2)	—	—	3
Year Ended December 31, 2009
Accumulated provisions:
Uncollectible accounts receivable	$35	$36	$—	$47	$24
Deferred tax asset valuation allowance	5	—	—	—	5

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of February, 2012.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ David M. McClanahan
David M. McClanahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

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
For Fiscal Year Ended December 31, 2011

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3(b)	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	3(b)
†3(c)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1
4(c)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3
4(d)(1)	—
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto
			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4

4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)
4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1

4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	—	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	—	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(e)(20)	—	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	—	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)	—	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	—	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	—	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	—	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	—	Officer’s Certificate date November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4(e)(31)	—	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(e)(32)	—	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (CERC Corp.’s) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8
4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(15)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)
4(f)(16)	—	Supplemental Indenture No. 15 to Exhibit 4(f)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)

4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2
4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(g)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	—	$1,200,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1

4(j)(1)	—	$300,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4(k)	—	$950,000,000 Credit Agreement dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10(a)	—	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	—	Executive Incentive Compensation Plan of Houston Industries Incorporated (HI) effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	—	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)
*10(b)(5)	—	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)
*10(c)(1)	—	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	—	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	—	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	—	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	—	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)
*10(c)(6)	—	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)
*10(c)(7)	—	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	—	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	—	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	—	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	—	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	—	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)

*10(f)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy's Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3
*10(g)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1
*10(g)(2)	—	First Amendment to Exhibit 10(g)(1), effective as of February 25, 2011	CenterPoint Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4
*10(h)(1)	—	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(1)
*10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(2)
*10(i)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1
*10(j)(1)	—	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(j)(3)	—	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(k)(1)	—	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(l)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4
*10(l)(2)	—	First Amendment to Exhibit 10(l)(1), effective as of February 25, 2011	CenterPoint Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5
*10(m)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3
*10(m)(2)	—	First Amendment to Exhibit 10(m)(1), effective as of February 25, 2011	CenterPoint Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6
*10(n)(1)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6
*10(n)(2)	—	First Amendment to Exhibit 10(n)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
*10(n)(3)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(n)(3)
*10(o)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(p)	—	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)

10(q)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2
10(q)(2)	—	Amendment to Exhibit 10(q)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)
*10(r)(1)	—	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(r)(2)	—	First Amendment to Exhibit 10(r)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
†10(s)	—	Summary of Certain Compensation Arrangements of Milton Carroll, Non-Executive Chairman of the Board of Directors of CenterPoint Energy
*10(t)	—	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(u)(1)	—	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(u)(2)	—	First Amendment to Exhibit (u)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5
*10(u)(3)	—	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1
*10(u)(4)	—	Form of Restricted Stock Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2
*10(u)(5)	—	Form of Performance Share Award under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(u)(6)	—	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(u)(7)	—	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(u)(8)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(u)(9)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1
*10(u)(10)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(u)(11)	—	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(u)(12)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(u)(13)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(v)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10(v)(2)	—	First Amendment to Exhibit 10(v)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)

10(v)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5
10(v)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(v)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(w)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(w)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(w)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)
*10(x)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(y)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(z)	—	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)
*10(aa)(1)	—	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(aa)(2)	—	First Amendment to Exhibit 10(aa)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(bb)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(bb)(2)	—	First Amendment to Exhibit 10(bb)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(bb)(3)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3
*10(bb)(4)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1
*10(cc)(1)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(cc)(2)	—	Second Amendment to Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated December 10, 2009	1-31447	10.1
*10(dd)(1)	—	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
*10(dd)(2)	—	First Amendment to Exhibit 10(dd)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2010	1-31447	10.2
*10(dd)(3)	—	Second Amendment to Exhibit 10(dd)(1)	CenterPoint Energy's Registration Statement on Form S-8	333-173660	4.6

10(ee)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(ff)	—	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
10(gg)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2
10(gg)(2)	—	First Amendment to Exhibit 10(gg)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3
*10(hh)(1)	—	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(1)
*10(hh)(2)	—	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(2)
*10(ii)(1)	—	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(1)
*10(ii)(2)	—	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(2)
*10(jj)(1)	—	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(1)
*10(jj)(2)	—	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(2)
*10(kk)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
*10(kk)(2)	—	Form of Qualified Performance Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.1
*10(kk)(3)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2
*10(kk)(4)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.3
†10(ll)	—	Summary of non-employee director compensation
†10(mm)	—	Summary of named executive officer compensation
10(nn)	—	Form of Executive Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(nn)
10(oo)	—	Form of Corporate Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(oo)
†12	—	Computation of Ratio of Earnings to Fixed Charges
†21	—	Subsidiaries of CenterPoint Energy
†23	—	Consent of Deloitte & Touche LLP
†31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
†31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

†32.1	—	Section 1350 Certification of David M. McClanahan
†32.2	—	Section 1350 Certification of Gary L. Whitlock
†101.INS	—	XBRL Instance Document
†101.SCH	—	XBRL Taxonomy Extension Schema Document
†101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
†101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document