Form 10-Q
period 2012-03-31
CENTERPOINT ENERGY INC
filed 2012-05-03
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

As of April 16, 2012, CenterPoint Energy, Inc. had 427,298,767 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by our field services business and transporting by our interstate pipelines, including the impact of natural gas prices on the level of drilling and production activities in the regions we serve;

•	competition in our mid-continent region footprint for access to natural gas supplies and markets;

•	weather variations and other natural phenomena;

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

ii

financing and refinancing efforts, including availability of funds in the debt capital markets;

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

•
the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are CenterPoint Energy Houston Electric, LLC’s two largest customers, to satisfy their obligations to us and our subsidiaries;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2012

Revenues	$2,587	$2,084

Expenses:
Natural gas	1,476	969
Operation and maintenance	439	455
Depreciation and amortization	201	224
Taxes other than income taxes	107	98
Total	2,223	1,746
Operating Income	364	338

Other Income (Expense):
Gain on marketable securities	32	46
Loss on indexed debt securities	(23)	(33)
Interest and other finance charges	(116)	(110)
Interest on transition and system restoration bonds	(33)	(37)
Equity in earnings of unconsolidated affiliates	6	9
Other, net	5	6
Total	(129)	(119)

Income Before Income Taxes	235	219
Income tax expense	87	72
Net Income	$148	$147

Basic Earnings Per Share	$0.35	$0.34

Diluted Earnings Per Share	$0.35	$0.34

Dividends Declared Per Share	$0.1975	$0.2025

Weighted Average Shares Outstanding, Basic	425	426

Weighted Average Shares Outstanding, Diluted	427	428

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2012
Net income	$148	$147
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2 and $2)	2	2
Total	2	2
Comprehensive income	$150	$149

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2011	March 31, 2012
Current Assets:
Cash and cash equivalents ($220 and $109 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	220	1,096
Investment in marketable securities	386	432
Accounts receivable, net ($52 and $64 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	773	713
Accrued unbilled revenues	326	168
Natural gas inventory	187	87
Materials and supplies	166	168
Non-trading derivative assets	87	84
Prepaid expenses and other current assets ($42 and $56 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	192	220
Total current assets	2,337	2,968

Property, Plant and Equipment:
Property, plant and equipment	16,868	17,073
Less accumulated depreciation and amortization	4,466	4,561
Property, plant and equipment, net	12,402	12,512

Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,289 and $3,899 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	4,619	4,524
Non-trading derivative assets	20	18
Investment in unconsolidated affiliates	472	474
Other	157	159
Total other assets	6,964	6,871

Total Assets	$21,703	$22,351

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2011	March 31, 2012
Current Liabilities:
Short-term borrowings	$62	$9
Current portion of VIE transition and system restoration bonds long-term debt	307	380
Current portion of indexed debt	131	133
Current portion of other long-term debt	46	496
Indexed debt securities derivative	197	230
Accounts payable	560	366
Taxes accrued	207	164
Interest accrued	164	126
Non-trading derivative liabilities	46	18
Accumulated deferred income taxes, net	507	532
Other	366	281
Total current liabilities	2,593	2,735

Other Liabilities:
Accumulated deferred income taxes, net	3,832	3,944
Non-trading derivative liabilities	6	5
Benefit obligations	1,065	1,066
Regulatory liabilities	1,039	1,071
Other	305	239
Total other liabilities	6,247	6,325

Long-term Debt:
VIE transition and system restoration bonds	2,215	3,686
Other	6,426	5,319
Total long-term debt	8,641	9,005

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (426,030,345 shares and 427,294,767 shares outstanding at December 31, 2011 and March 31, 2012, respectively)	4	4
Additional paid-in capital	4,120	4,122
Retained earnings	231	291
Accumulated other comprehensive loss	(133)	(131)
Total shareholders’ equity	4,222	4,286

Total Liabilities and Shareholders’ Equity	$21,703	$22,351

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash Flows from Operating Activities:
Net income	$148	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	224
Amortization of deferred financing costs	7	8
Deferred income taxes	80	64
Unrealized gain on marketable securities	(32)	(46)
Unrealized loss on indexed debt securities	23	33
Write-down of natural gas inventory	—	4
Equity in earnings of unconsolidated affiliates, net of distributions	(3)	2
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	48	193
Inventory	181	94
Taxes receivable	134	—
Accounts payable	(168)	(172)
Fuel cost over (under) recovery	13	(43)
Non-trading derivatives, net	—	(3)
Margin deposits, net	36	14
Interest and taxes accrued	(59)	(87)
Net regulatory assets and liabilities	17	42
Other current assets	23	(7)
Other current liabilities	(32)	(57)
Other assets	2	2
Other liabilities	7	8
Other, net	1	4
Net cash provided by operating activities	627	424

Cash Flows from Investing Activities:
Capital expenditures	(333)	(264)
Increase in restricted cash of transition and system restoration bond companies	—	(15)
Investment in unconsolidated affiliates	(3)	(4)
Cash received from U.S. Department of Energy grant	32	—
Other, net	(4)	(9)
Net cash used in investing activities	(308)	(292)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(53)
Payments of commercial paper, net	(5)	(285)
Proceeds from long-term debt	550	1,695
Payments of long-term debt	(766)	(526)
Cash paid for debt exchange	(58)	—
Debt issuance costs	(9)	(8)
Payment of common stock dividends	(84)	(87)
Proceeds from issuance of common stock, net	2	2
Other, net	—	6
Net cash provided by (used in) financing activities	(423)	744

Net Increase (Decrease) in Cash and Cash Equivalents	(104)	876
Cash and Cash Equivalents at Beginning of Period	199	220
Cash and Cash Equivalents at End of Period	$95	$1,096

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$186	$178
Income tax refunds, net	(160)	(8)
Non-cash transactions:
Accounts payable related to capital expenditures	87	88
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2011 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of March 31, 2012, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (Gas Operations). Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

As of March 31, 2012, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

For a description of CenterPoint Energy’s reportable business segments, see Note 13.

(2)	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only non-financial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance was effective for interim and annual periods beginning after December 15, 2011.  CenterPoint Energy’s adoption of this new guidance did not have an impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on CenterPoint Energy’s financial position, results of operations or cash flows.

In September 2011, the FASB issued new accounting guidance that is intended to simplify how entities test goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If, after performing the qualitative assessment, it is determined that the fair value of a reporting unit is more likely than not less than its carrying value, then the quantitative two-step goodwill impairment test that exists under current U.S. GAAP must be performed; otherwise, goodwill is deemed to not be impaired and no further testing is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. CenterPoint Energy’s adoption of this new guidance did not have an impact on its financial position, results of operations or cash flows.

In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. CenterPoint Energy expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2011		2012
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$8	$—	$9	$—
Interest cost	25	6	25	6
Expected return on plan assets	(29)	(2)	(30)	(2)
Amortization of prior service credit	1	1	2	1
Amortization of net loss	14	—	15	1
Amortization of transition obligation	—	2	—	2
Net periodic cost	$19	$7	$21	$8
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy expects to contribute approximately $125 million to its pension plans in 2012, of which approximately $3 million was contributed during the three months ended March 31, 2012. A contribution of approximately $43 million was made in April 2012.

CenterPoint Energy expects to contribute approximately $18 million to its postretirement benefits plan in 2012, of which approximately $4 million was contributed during the three months ended March 31, 2012.

(4)	Regulatory Accounting

As of March 31, 2012, CenterPoint Energy has not recognized an allowed equity return of $592 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2011 and 2012, CenterPoint Houston recognized approximately $3 million and $8 million, respectively, of the allowed equity return not previously recognized.

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

During the three months ended March 31, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $17 million and decreased natural gas expense from unrealized net gains of $15 million, resulting in a net unrealized loss of $2 million.  During the three months ended March 31, 2012, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $5 million and decreased natural gas expense from unrealized net gains of $4 million, resulting in a net unrealized loss of $1 million.

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

CenterPoint Energy enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps have limits and are based on ten-year normal weather. During the three months ended March 31, 2011 and 2012, CenterPoint Energy recognized a loss of $5 million and a gain of $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2011 and March 31, 2012, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2011 and 2012.

Fair Value of Derivative Instruments
		December 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$88	$1
Natural gas derivatives (1)	Other Assets	20	—
Natural gas derivatives (1)	Current Liabilities	15	110
Natural gas derivatives (1)	Other Liabilities	—	13
Indexed debt securities derivative	Current Liabilities	—	197
Total		$123	$321
 ________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 633 billion cubic feet (Bcf) or a net 84 Bcf long position.  Of the net long position, basis swaps constitute 74 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment constitute 6 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $55 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $56 million.

Fair Value of Derivative Instruments
		March 31, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$85	$1
Natural gas derivatives (1)	Other Assets	18	—
Natural gas derivatives (1)	Current Liabilities	14	68
Natural gas derivatives (1)	Other Liabilities	1	12
Indexed debt securities derivative	Current Liabilities	—	230
Total		$118	$311
 ________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 608 Bcf or a net 127 Bcf long position. Of the net long position, basis swaps constitute 78 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $79 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $42 million.

For CenterPoint Energy’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets. Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for physical natural gas sales derivative contracts and as natural gas expense for financial natural gas derivatives and other physical natural gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$5	$51
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(37)	(81)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(23)	(33)
Total		$(55)	$(63)
  ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(45) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and March 31, 2012 was $39 million and $13 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2011 and March 31, 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and March 31, 2012, $38 million and $13 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations, for both paper basis and physical index premiums, as an unobservable input. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.47-$4.46 per mmbtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-86%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options)

and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2011

	(in millions)
Assets
Corporate equities	$387	$—	$—	$—	$387
Investments, including money market funds (2)	56	—	—	—	56
Natural gas derivatives	1	112	10	(16)	107
Total assets	$444	$112	$10	$(16)	$550
Liabilities
Indexed debt securities derivative	$—	$197	$—	$—	$197
Natural gas derivatives	19	101	4	(72)	52
Total liabilities	$19	$298	$4	$(72)	$249
 ________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $56 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2012

	(in millions)
Assets
Corporate equities	$434	$—	$—	$—	$434
Investments, including money market funds (2)	70	—	—	—	70
Natural gas derivatives	2	109	7	(16)	102
Total assets	$506	$109	$7	$(16)	$606
Liabilities
Indexed debt securities derivative	$—	$230	$—	$—	$230
Natural gas derivatives	17	60	4	(58)	23
Total liabilities	$17	$290	$4	$(58)	$253
 ________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $42 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended March 31,
	2011	2012
	(in millions)
Beginning balance	$3	$6
Total unrealized gains (1)	3	2
Total settlements (1)	—	(4)
Transfers out of Level 3	—	(1)
Ending balance (2)	$6	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$—
 ________________

(1)
CenterPoint Energy did not have Level 3 unrealized gain (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three months ended March 31, 2011 or 2012.

(2)	During both the three months ended March 31, 2011 and 2012, CenterPoint Energy did not have Level 3 purchases, sales or significant transfers into Level 3.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “available-for-sale” and “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.00% Zero-Premium Exchangeable Subordinated Notes due 2029 indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2011		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,994	$10,049	$9,881	$10,898

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2011 and March 31, 2012 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2011, 426,030,511 shares of CenterPoint Energy, Inc. common stock were issued and 426,030,345 shares were outstanding. At March 31, 2012, 427,294,933 shares of CenterPoint Energy, Inc. common stock were issued and 427,294,767 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2011 and March 31, 2012.

(9)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $9 million as of December 31, 2011 and March 31, 2012, respectively.

(b)	Long-term Debt

Transition Bonds. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC, a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

Pollution Control Bonds. In February 2012, CenterPoint Energy purchased $275 million aggregate principal amount of pollution control bonds issued on its behalf at 100% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The purchased pollution control bonds will remain outstanding and may be remarketed. Prior to the purchase, the pollution control bonds had fixed interest rates ranging from 5.15% to 5.95%. Additionally, in March 2012, CenterPoint Energy redeemed $100 million aggregate principal amount of pollution control bonds issued on its behalf at 100% of their principal amount plus accrued interest pursuant to the optional redemption provisions of the bonds. The redeemed pollution control bonds had a fixed interest rate of 5.25%.

Revolving Credit Facilities. As of December 31, 2011 and March 31, 2012, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2011			March 31, 2012
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$16	$—	$—	$13	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	950	—	—	285	—	—	—
Total	$2,450	$—	$20	$285	$—	$17	$—

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

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at LIBOR plus 150 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of the borrower’s total capitalization.

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of CERC’s total capitalization.

(10)	Income Taxes

CenterPoint Energy reported an effective tax rate of 33% for the three months ended March 31, 2012 compared to 37% for the same period in 2011. The decrease in the effective tax rate of 4% was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service (IRS) of CenterPoint Energy’s consolidated federal income tax returns for tax years 2006 and 2007.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits (expense) at December 31, 2011 and March 31, 2012:

	December 31, 2011	March 31, 2012
	(in millions)
Unrecognized tax benefits (expense)	$51	$(2)
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	21	15
Interest accrued on unrecognized tax benefits	(1)	(10)

CenterPoint Energy does not expect the amount of unrecognized tax benefits to change significantly over the 12 months ending March 31, 2013.

CenterPoint Energy is currently under examination by the IRS for tax years 2008 and 2009 and is at various stages of the examination process.

(11)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2012, minimum payment obligations for natural gas supply commitments are approximately $226 million for the remaining nine months in 2012, $418 million in 2013, $337 million in 2014, $211 million in 2015, $149 million in 2016 and $251 million after 2016.

(b)	Long-Term Gas Gathering and Treating Agreements

CenterPoint Energy Field Services, LLC (CEFS) has long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of its gathering systems by up to an additional 1.3 Bcf per day.  CEFS estimates that the cost to expand the capacity of its gathering systems by an additional 1.3Bcf per day would be as much as $440 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand system capacity.

(c)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order. The time for seeking review of the district court’s decision has now passed.

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

At March 31, 2012, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utility Commission provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of March 31, 2012, CERC had collected $5.6 million from insurance companies to be used to mitigate future environmental costs.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of March 31, 2012. Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of March 31, 2012. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2011	2012
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$148	$147

Weighted average shares outstanding	425,018,000	426,499,000

Basic earnings per share:
Net income	$0.35	$0.34

Diluted earnings per share calculation:
Net income	$148	$147

Weighted average shares outstanding	425,018,000	426,499,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	461,000	240,000
Restricted stock	1,936,000	1,753,000
Weighted average shares assuming dilution	427,415,000	428,492,000

Diluted earnings per share:
Net income	$0.35	$0.34
  ________________

(1)
Options to purchase 111,760 shares were outstanding for the three months ended March 31, 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

(13)	Reportable Business Segments

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended March 31, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2011
Electric Transmission & Distribution	$489	(1)	$—	$101	$11,221
Natural Gas Distribution	1,207		5	142	4,636
Competitive Natural Gas Sales and Services	697		9	10	1,089
Interstate Pipelines	113		34	76	3,867
Field Services	78		12	36	1,894
Other Operations	3		—	(1)	2,318	(2)
Eliminations	—		(60)	—	(3,322)
Consolidated	$2,587		$—	$364	$21,703

	For the Three Months Ended March 31, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of March 31, 2012
Electric Transmission & Distribution	$531	(1)	$—	$107	$11,001
Natural Gas Distribution	849		5	121	4,518
Competitive Natural Gas Sales and Services	520		5	1	1,031
Interstate Pipelines	82		45	60	3,884
Field Services	99		6	47	1,902
Other Operations	3		—	2	2,292	(2)
Eliminations	—		(61)	—	(2,277)
Consolidated	$2,084		$—	$338	$22,351
   ________________

(1)
Sales to affiliates of NRG in the three months ended March 31, 2011 and 2012 represented approximately $126 million and $140 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended March 31, 2011 and 2012 represented approximately $40 million and $36 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2011 and March 31, 2012 are pension and other postemployment related regulatory assets of $796 million and $783 million, respectively.

(14)	Subsequent Events

On April 26, 2012, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2025 per share of common stock payable on June 8, 2012, to shareholders of record as of the close of business on May 16, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Debt Financing Transactions

In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance), less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

In February 2012, we purchased $275 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The purchased pollution control bonds will remain outstanding and may be remarketed. Prior to the purchase, the pollution control bonds had fixed interest rates ranging from 5.15% to 5.95%. Additionally, in March 2012, we redeemed $100 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the optional redemption provisions of the bonds. The redeemed pollution control bonds had a fixed interest rate of 5.25%.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2011	2012
Revenues	$2,587	$2,084
Expenses	2,223	1,746
Operating Income	364	338
Interest and Other Finance Charges	(116)	(110)
Interest on Transition and System Restoration Bonds	(33)	(37)
Equity in Earnings of Unconsolidated Affiliates	6	9
Other Income, net	14	19
Income Before Income Taxes	235	219
Income Tax Expense	87	72
Net Income	$148	$147

Basic Earnings Per Share	$0.35	$0.34

Diluted Earnings Per Share	$0.35	$0.34

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We reported consolidated net income of $147 million ($0.34 per diluted share) for the three months ended March 31, 2012 compared to $148 million ($0.35 per diluted share) for the same period in 2011. The decrease in net income of $1 million was primarily due to a $26 million decrease in operating income (discussed by segment below) and a $10 million increase in the loss on our indexed debt securities, which were partially offset by a $15 million decrease in income tax expense and a $14 million increase in the gain on our marketable securities.

Income Tax Expense

We reported an effective tax rate of 33% for the three months ended March 31, 2012 compared to 37% for the same period in 2011. The decrease in the effective tax rate of 4% is primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service of our consolidated federal income tax returns for tax years 2006 and 2007.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three months ended March 31, 2011 and 2012.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2011	2012
Electric Transmission & Distribution	$101	$107
Natural Gas Distribution	142	121
Competitive Natural Gas Sales and Services	10	1
Interstate Pipelines	76	60
Field Services	36	47
Other Operations	(1)	2
Total Consolidated Operating Income	$364	$338

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2011	2012
Revenues:
Electric transmission and distribution utility	$400	$415
Transition and system restoration bond companies	89	116
Total revenues	489	531
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	208	220
Depreciation and amortization, excluding transition and system restoration bond companies	71	73
Taxes other than income taxes	53	52
Transition and system restoration bond companies	56	79
Total expenses	388	424
Operating Income	$101	$107

Operating Income:
Electric transmission and distribution utility	$68	$70
Transition and system restoration bond companies (1)	33	37
Total segment operating income	$101	$107

Throughput (in gigawatt-hours (GWh)):
Residential	4,871	4,525
Total	16,768	16,544

Number of metered customers at end of period:
Residential	1,879,796	1,914,906
Total	2,124,809	2,167,052
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Electric Transmission & Distribution business segment reported operating income of $107 million for the three months ended March 31, 2012, consisting of $70 million from the regulated electric transmission and distribution utility (TDU) and $37 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2011, operating income totaled $101 million, consisting of $68 million from the TDU and $33 million related to Bond Companies. TDU operating income increased $2 million due to increased miscellaneous revenues ($11 million), primarily from right-of-way access and land grants, customer growth ($5 million) from the addition of over 42,000 new customers and higher equity return ($4 million) primarily due to the recovery of true-up proceeds, partially offset by the impact of the 2010 rate case implemented in September 2011 ($11 million) and decreased usage ($8 million), primarily due to milder winter weather.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2011	2012
Revenues	$1,212	$854
Expenses:
Natural gas	818	493
Operation and maintenance	168	163
Depreciation and amortization	42	43
Taxes other than income taxes	42	34
Total expenses	1,070	733
Operating Income	$142	$121

Throughput (in billion cubic feet (Bcf)):
Residential	90	62
Commercial and industrial	88	74
Total Throughput	178	136

Number of customers at end of period:
Residential	3,029,079	3,042,617
Commercial and industrial	246,987	246,852
Total	3,276,066	3,289,469

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Natural Gas Distribution business segment reported operating income of $121 million for the three months ended March 31, 2012 compared to $142 million for the three months ended March 31, 2011.  Operating income decreased $21 million primarily as a result of decreased throughput primarily due to the impacts of warmer winter weather partially mitigated by weather hedges and weather normalization adjustments ($24 million) and increased other expenses ($3 million). Adverse impacts were partially offset by the addition of over 13,000 customers ($1 million), lower bad debt expense ($5 million) and rate increases ($4 million).  Increased expense related to energy efficiency programs ($3 million) and decreased expense related to lower gross receipt taxes ($9 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2011	2012
Revenues	$706	$525
Expenses:
Natural gas	685	511
Operation and maintenance	10	12
Depreciation and amortization	1	1
Taxes other than income taxes	—	—
Total expenses	696	524
Operating Income	$10	$1

Throughput (in Bcf)	155	161

Number of customers at end of period	11,942	14,495

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Competitive Natural Gas Sales and Services business segment reported operating income of $1 million for the three months ended March 31, 2012 compared to $10 million for the three months ended March 31, 2011.  The decrease in operating income of $9 million is attributable to milder winter weather and compressed margins of $4 million, higher operation and maintenance expenses of $2 million and a $4 million write-down of natural gas inventory to the lower of cost or market.  The first quarter of 2012 also included charges of $1 million resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to charges of $2 million for the same period of 2011. Throughput volumes and the number of customers increased in the first quarter of 2012 compared to the first quarter of 2011 as a result of continued growth in this segment's commercial retail business.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended March 31,
	2011	2012
Revenues	$147	$127
Expenses:
Natural gas	18	7
Operation and maintenance	31	38
Depreciation and amortization	13	14
Taxes other than income taxes	9	8
Total expenses	71	67
Operating Income	$76	$60

Equity in earnings of unconsolidated affiliates	$4	$6

Transportation throughput (in Bcf)	455	378

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Interstate Pipeline business segment reported operating income of $60 million for the three months ended March 31, 2012 compared to $76 million for the three months ended March 31, 2011.  Margins (revenues less natural gas costs) decreased $9 million primarily due to lower revenues on the Carthage to Perryville pipeline as a result of an expired backhaul contract ($10 million) and from reduced gains on retained fuel and other revenues ($3 million) as well as lower off-system revenues ($3 million), which were partially offset by increased revenues from the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($4 million) and ancillary services ($3 million). Operation and maintenance expenses increased $7 million primarily due to a 2011 insurance settlement ($4 million) and timing of expenses ($3 million). Depreciation and amortization expenses increased primarily due to prior year expenditures for maintenance capital ($1 million) which were offset by a decrease in taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $6 million for the three months ended March 31, 2011 and 2012, respectively, from its 50% interest in the Southeast Supply Header, a jointly-owned pipeline.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended March 31,
	2011	2012
Revenues	$90	$105
Expenses:
Natural gas	15	18
Operation and maintenance	29	27
Depreciation and amortization	9	11
Taxes other than income taxes	1	2
Total expenses	54	58
Operating Income	$36	$47

Equity in earnings of unconsolidated affiliates	$2	$3

Gathering throughput (in Bcf)	183	237

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Field Services business segment reported operating income of $47 million for the three months ended March 31, 2012 compared to $36 million for the three months ended March 31, 2011.  Margins (revenues less natural gas costs) increased $12 million primarily due to to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($18 million), partially offset by lower commodity prices ($6 million) from sales of retained natural gas. Higher depreciation expense ($2 million) related to new assets placed in service and an increase in taxes other than income ($1 million) were partially offset by lower operation and maintenance expenses ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $3 million in the three months ended March 31, 2011 and 2012, respectively, from its 50% general partnership interest in Waskom Gas Processing Company.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three months ended March 31, 2011 and 2012 (in millions):

	Three Months Ended March 31,
	2011	2012
Revenues	$3	$3
Expenses	4	1
Operating Income (Loss)	$(1)	$2

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2011 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in millions)
Cash provided by (used in):
Operating activities	$627	$424
Investing activities	(308)	(292)
Financing activities	(423)	744

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2012 decreased $203 million compared to the same period in 2011 due primarily to decreased tax refunds ($152 million), decreased cash provided by fuel cost recovery ($56 million), decreased cash related to gas storage ($67 million) and increased net margin deposits ($22 million), which were partially offset by increased cash provided by net accounts receivable/payable ($141 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2012 decreased $16 million compared to the same period in 2011 due to decreased capital expenditures ($69 million), which was partially offset by decreased cash received from a grant from the U.S. Department of Energy ($32 million) and increased restricted cash of Bond Companies ($15 million).

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first three months of 2012 increased $1,167 million compared to the same period in 2011 due to increased proceeds from long-term debt ($1,145 million), decreased payments of long-term debt ($240 million) and decreased cash paid for debt exchange ($58 million), which were partially offset by decreased proceeds from commercial paper ($280 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations.  These capital expenditures relate to reliability and safety and system expansions.  Our principal cash requirements for the remaining nine months of 2012 include the following:

•	capital expenditures of approximately $1.0 billion;

•	scheduled principal payments on transition and system restoration bonds of $219 million;

•	pension contributions of approximately $122 million;

•	the retirement of long-term debt aggregating $46 million that matured in April 2012; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining nine months of 2012.

Longer term cash requirements or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets, borrowing under existing credit facilities, the issuance of commercial paper or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI Energy, Inc. (RRI) to our shareholders, CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of March 31, 2012.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of March 31, 2012. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

June 2010 Rate Case. The order on rehearing issued by the Public Utility Commission of Texas (Texas Utility Commission)in connection with CenterPoint Houston’s 2010 rate case was appealed to the Texas courts by various parties and we currently expect a trial will be scheduled for either the fourth quarter of 2012 or the first quarter of 2013.

Other.  In May 2012, CenterPoint Houston filed an application with the Texas Utility Commission requesting approval to recover a total of approximately $48.6 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million; (4) $1.1 million for anticipated 2013 evaluation measurement and verification expenses; and (5) certain rate case expenses.  The proposed adjustments are expected to take effect with the commencement of CenterPoint Houston's January 2013 billing month.

Gas Operations

Minnesota Conservation Improvement Program (CIP). In May 2012, the natural gas distribution business of CERC (Gas Operations) filed a request with the Minnesota Public Utilities Commission for a $4.6 million CIP incentive.

Oklahoma Performance Based Rate Change (PBRC). In March 2012, Gas Operations filed a PBRC with the Oklahoma Corporation Commission showing that it had earnings for 2011 above the prescribed threshold and would refund approximately $1.86 million to customers beginning in July 2012.  An expedited procedural schedule is being discussed with a hearing scheduled in May 2012.

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations’ Houston and South Texas Divisions each submitted annual GRIP filings on March 30, 2012.  For the Houston division, this filing is to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period is $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, this filing is to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period is $2.4 million annually based on an authorized rate of return of 8.75%.  For both GRIP filings, rates are expected to go into effect in July 2012.

Debt Financing Transactions.  In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

In February 2012, we purchased $275 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The purchased pollution control bonds will remain outstanding and may be remarketed. Prior to the purchase, the pollution control bonds had fixed interest rates ranging from 5.15% to 5.95%. The purchases reduced temporary investments and leverage while providing us with the flexibility to finance future capital needs in the tax-exempt market through the remarketing of these bonds. Additionally, in March 2012, we redeemed $100 million aggregate principal amount of pollution control bonds issued on our behalf at 100% of their principal amount plus accrued interest pursuant to the optional redemption provisions of the bonds. The redeemed pollution control bonds had a fixed interest rate of 5.25%.

Credit Facilities. As of April 16, 2012, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at April 16, 2012 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$13	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	—		September 9, 2016
   ________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our revolving credit facilities aggregating $2.5 billion at March 31, 2012.

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

CenterPoint Houston’s $300 million credit facility can be drawn at LIBOR plus 150 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of CenterPoint Houston’s total capitalization.

CERC Corp.’s $950 million credit facility can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of CERC’s total capitalization.

Borrowings under each of the facilities are subject to customary terms and conditions. However, there is no requirement that the borrower make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the three revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in the three revolving credit facilities.

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program. As of March 31, 2012, we and CERC Corp. had no outstanding commercial paper.

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

Temporary Investments. As of April 16, 2012, we had external temporary investments of $1.0 billion.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of April 16, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2012, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2012, the amount posted as collateral aggregated approximately $59 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2012, unsecured credit limits extended to CES by counterparties aggregate $371 million and $15 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $172 million as of March 31, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remains outstanding at March 31, 2012. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2012, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on March 31, 2012, deferred taxes of approximately $411 million would have been payable in 2012.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of March 31, 2012, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•
the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At March 31, 2012, the recorded fair value of our non-trading energy derivatives was a net asset of $37 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. A decrease of 10% in the market prices of energy commodities from their March 31, 2012 levels would have decreased the fair value of our non-trading energy derivatives net asset by $1 million.

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

Interest Rate Risk

As of March 31, 2012, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2011 and March 31, 2012, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.7 billion and $9.9 billion, respectively, in carrying amount and having a fair value of $9.8 billion and $10.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $245 million if interest rates were to decline by 10% from their levels at March 31, 2012. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $133 million at March 31, 2012 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $22 million if interest rates were to decline by 10% from levels at March 31, 2012. Changes in the fair value of the derivative component, a $230 million recorded liability at March 31, 2012, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2012 levels, the fair value of the derivative component liability would increase by approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2012 aggregate market value of these shares would result in a net loss of approximately $11 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(c) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources ─ Future Sources and Uses of Cash ─ Regulatory Matters”, each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2011 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2011 Form 10-K.

Item 5.	OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended March 31, 2011 and 2012 was 2.48 and 2.47, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 3, 2012

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document