Form 10-Q
period 2012-06-30
CENTERPOINT ENERGY INC
filed 2012-08-02
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

As of July 16, 2012, CenterPoint Energy, Inc. had 427,386,151 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•
the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on our interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by our field services business and transporting by our interstate pipelines, including the impact of natural gas and natural gas liquids prices on the level of drilling and production activities in the regions we serve;

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Revenues	$1,837	$1,525	$4,424	$3,609

Expenses:
Natural gas	778	409	2,254	1,378
Operation and maintenance	446	451	885	906
Depreciation and amortization	223	275	424	499
Taxes other than income taxes	87	88	194	186
Total	1,534	1,223	3,757	2,969
Operating Income	303	302	667	640

Other Income (Expense):
Gain on marketable securities	18	13	50	59
Gain (loss) on indexed debt securities	—	9	(23)	(24)
Interest and other finance charges	(111)	(104)	(227)	(214)
Interest on transition and system restoration bonds	(32)	(38)	(65)	(75)
Equity in earnings of unconsolidated affiliates	8	8	14	17
Other, net	4	10	9	16
Total	(113)	(102)	(242)	(221)

Income Before Income Taxes	190	200	425	419
Income tax expense	71	74	158	146
Net Income	$119	$126	$267	$273

Basic Earnings Per Share	$0.28	$0.29	$0.63	$0.64

Diluted Earnings Per Share	$0.28	$0.29	$0.62	$0.64

Dividends Declared Per Share	$0.1975	$0.2025	$0.3950	$0.4050

Weighted Average Shares Outstanding, Basic	426	427	425	427

Weighted Average Shares Outstanding, Diluted	428	430	428	429

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net income	$119	$126	$267	$273
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1, $2, $3 and $4)	3	3	5	5
Total	3	3	5	5
Comprehensive income	$122	$129	$272	$278

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2011	June 30, 2012
Current Assets:
Cash and cash equivalents ($220 and $236 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	$220	$1,123
Investment in marketable securities	386	445
Accounts receivable, net ($52 and $95 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	773	643
Accrued unbilled revenues	326	155
Natural gas inventory	187	93
Materials and supplies	166	176
Non-trading derivative assets	87	67
Prepaid expenses and other current assets ($42 and $55 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	192	253
Total current assets	2,337	2,955

Property, Plant and Equipment:
Property, plant and equipment	16,868	17,350
Less accumulated depreciation and amortization	4,466	4,611
Property, plant and equipment, net	12,402	12,739

Other Assets:
Goodwill	1,696	1,696
Regulatory assets ($2,289 and $3,778 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	4,619	4,394
Non-trading derivative assets	20	22
Investment in unconsolidated affiliates	472	476
Other	157	193
Total other assets	6,964	6,781

Total Assets	$21,703	$22,475

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2011	June 30, 2012
Current Liabilities:
Short-term borrowings	$62	$30
Current portion of VIE transition and system restoration bonds long-term debt	307	439
Current portion of indexed debt	131	134
Current portion of other long-term debt	46	815
Indexed debt securities derivative	197	221
Accounts payable	560	331
Taxes accrued	207	132
Interest accrued	164	181
Non-trading derivative liabilities	46	27
Accumulated deferred income taxes, net	507	569
Other	366	327
Total current liabilities	2,593	3,206

Other Liabilities:
Accumulated deferred income taxes, net	3,832	3,974
Non-trading derivative liabilities	6	14
Benefit obligations	1,065	1,020
Regulatory liabilities	1,039	1,083
Other	305	263
Total other liabilities	6,247	6,354

Long-term Debt:
VIE transition and system restoration bonds	2,215	3,628
Other	6,426	4,955
Total long-term debt	8,641	8,583

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock (426,030,345 shares and 427,385,879 shares outstanding at December 31, 2011 and June 30, 2012, respectively)	4	4
Additional paid-in capital	4,120	4,125
Retained earnings	231	331
Accumulated other comprehensive loss	(133)	(128)
Total shareholders’ equity	4,222	4,332

Total Liabilities and Shareholders’ Equity	$21,703	$22,475

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash Flows from Operating Activities:
Net income	$267	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424	499
Amortization of deferred financing costs	15	15
Deferred income taxes	209	128
Unrealized gain on marketable securities	(50)	(59)
Unrealized loss on indexed debt securities	23	24
Write-down of natural gas inventory	—	4
Equity in earnings of unconsolidated affiliates, net of distributions	1	—
Pension contributions	(5)	(47)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	217	293
Inventory	66	80
Taxes receivable	138	—
Accounts payable	(220)	(217)
Fuel cost recovery	(19)	(63)
Non-trading derivatives, net	(2)	7
Margin deposits, net	48	36
Interest and taxes accrued	(14)	(65)
Net regulatory assets and liabilities	15	55
Other current assets	30	(21)
Other current liabilities	(28)	(29)
Other assets	—	(6)
Other liabilities	11	10
Other, net	11	10
Net cash provided by operating activities	1,137	927

Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(633)	(524)
Acquisitions	—	(89)
Increase in restricted cash of transition and system restoration bond companies	(1)	(13)
Investment in unconsolidated affiliates	(7)	(4)
Cash received from U.S. Department of Energy grant	77	—
Other, net	(8)	(27)
Net cash used in investing activities	(572)	(657)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(14)	(32)
Payments of commercial paper, net	(113)	(285)
Proceeds from long-term debt	550	1,695
Payments of long-term debt	(766)	(572)
Cash paid for debt exchange	(58)	—
Debt issuance costs	(9)	(9)
Payment of common stock dividends	(168)	(173)
Proceeds from issuance of common stock, net	4	2
Other, net	—	7
Net cash provided by (used in) financing activities	(574)	633

Net Increase (Decrease) in Cash and Cash Equivalents	(9)	903
Cash and Cash Equivalents at Beginning of Period	199	220
Cash and Cash Equivalents at End of Period	$190	$1,123

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$276	$259
Income taxes (refunds), net	(206)	39
Non-cash transactions:
Accounts payable related to capital expenditures	84	98
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of June 30, 2012, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

As of June 30, 2012, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2011		2012
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$9	$1	$9	$1
Interest cost	25	6	24	6
Expected return on plan assets	(29)	(3)	(30)	(2)
Amortization of prior service credit	1	1	2	1
Amortization of net loss	14	1	15	1
Amortization of transition obligation	—	1	—	1
Net periodic cost	$20	$7	$20	$8

	Six Months Ended June 30,
	2011		2012
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$17	$1	$18	$1
Interest cost	50	12	49	12
Expected return on plan assets	(58)	(5)	(60)	(4)
Amortization of prior service credit	2	2	4	2
Amortization of net loss	28	1	30	2
Amortization of transition obligation	—	3	—	3
Net periodic cost	$39	$14	$41	$16
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy expects to contribute a total of approximately $125 million to its pension plans in 2012, of which approximately $44 million and $47 million, respectively, was contributed during the three and six months ended June 30, 2012.

CenterPoint Energy expects to contribute a total of approximately $18 million to its postretirement benefits plan in 2012, of which approximately $5 million and $9 million, respectively, was contributed during the three and six months ended June 30, 2012.

(4)	Regulatory Accounting

As of June 30, 2012, CenterPoint Energy has not recognized an allowed equity return of $579 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2011 and 2012, CenterPoint Houston recognized approximately $5 million and $13 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2011 and 2012, CenterPoint Houston recognized approximately $8 million and $21 million, respectively, of the allowed equity return not previously recognized.

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

During the three months ended June 30, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $2 million and decreased natural gas expense from unrealized net gains of $6 million, resulting in a net unrealized gain of $4 million.  During the three months ended June 30, 2012, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $41 million and decreased natural gas expense from unrealized net gains of $37 million, resulting in a net unrealized loss of $4 million.  During the six months ended June 30, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $19 million and decreased natural gas expense from unrealized net gains of $21 million, resulting in a net unrealized gain of $2 million.  During the six months ended June 30, 2012, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $46 million and decreased natural gas expense from unrealized net gains of $41 million, resulting in a net unrealized loss of $5 million.

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in the remaining jurisdictions and in CenterPoint Houston’s service territory. CenterPoint Energy enters into heating-degree day swaps for these jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps have limits and are based on ten-year normal weather. During the three and six months ended June 30, 2011, CenterPoint Energy recognized losses of $1 million and $6 million, respectively, related to these swaps. During the three and six months ended June 30, 2012, CenterPoint Energy recognized gains of $-0- and $6 million related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2011 and June 30, 2012, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2011 and 2012.

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

Fair Value of Derivative Instruments
		June 30, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$68	$1
Natural gas derivatives (1)	Other Assets	22	—
Natural gas derivatives (1)	Current Liabilities	12	56
Natural gas derivatives (1)	Other Liabilities	1	18
Indexed debt securities derivative	Current Liabilities	—	221
Total		$103	$296
 ________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 785 Bcf or a net 114 Bcf long position. Of the net long position, basis swaps constitute 71 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $48 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $20 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$9	$(8)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(12)	13
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	—	9
Total		$(3)	$14
  ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(17) million of costs in 2011 associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments. There are no such costs associated with price stabilization activities of the Natural Gas Distribution business segment in the three months ended June 30, 2012.

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$14	$43
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(49)	(68)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(23)	(24)
Total		$(58)	$(49)
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(62) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and June 30, 2012 was $39 million and $11 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2011 and June 30, 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and June 30, 2012, $38 million and $10 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.52-$4.64 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-90%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

(2)	Excludes money market fund investments included in Cash and cash equivalents.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2012

	(in millions)
Assets
Corporate equities	$446	$—	$—	$—	$446
Investments, including money market funds (2)	77	—	—	—	77
Natural gas derivatives	3	71	29	(14)	89
Total assets	$526	$71	$29	$(14)	$612
Liabilities
Indexed debt securities derivative	$—	$221	$—	$—	$221
Natural gas derivatives	11	38	26	(34)	41
Total liabilities	$11	$259	$26	$(34)	$262
 ________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $20 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,
	2011	2012
	(in millions)
Beginning balance	$6	$3
Total unrealized gains (1)	1	2
Total settlements (1)	(2)	(2)
Transfers out of Level 3	—	—
Ending balance (2)	$5	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Six Months Ended June 30,
	2011	2012
	(in millions)
Beginning balance	$3	$6
Total unrealized gains (1)	4	4
Total settlements (1)	(2)	(6)
Transfers out of Level 3	—	(1)
Ending balance (2)	$5	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$2
 ________________

(1)
CenterPoint Energy did not have Level 3 unrealized gain (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three or six months ended June 30, 2011 or 2012.

(2)	During both the three and six months ended June 30, 2011 and 2012, CenterPoint Energy did not have Level 3 purchases, sales or significant transfers into Level 3.

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

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,994	$10,049	$9,837	$10,980

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2011 and June 30, 2012 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2011, 426,030,511 shares of CenterPoint Energy, Inc. common stock were issued and 426,030,345 shares were outstanding. At June 30, 2012, 427,386,045 shares of CenterPoint Energy, Inc. common stock were issued and 427,385,879 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2011 and June 30, 2012.

(9)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $30 million as of December 31, 2011 and June 30, 2012, respectively.

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

Revolving Credit Facilities. As of December 31, 2011 and June 30, 2012, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2011			June 30, 2012
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$16	$—	$—	$6	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	950	—	—	285	—	—	—
Total	$2,450	$—	$20	$285	$—	$10	$—

CenterPoint Energy’s $1.2 billion credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on CenterPoint Energy’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant (as those terms are defined in the facility). The facility allows for a temporary increase of the permitted ratio in the financial covenant from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at LIBOR plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of the borrower’s total capitalization.

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of CERC’s total capitalization.

(10)	Income Taxes

The effective tax rate for the three and six months ended June 30, 2012 was 37% and 35%, respectively, compared to 37% for both of the same periods in 2011. The lower effective tax rate for the six months ended June 30, 2012 was primarily due to favorable tax adjustments comprised of $10 million related to CenterPoint Energy’s Internal Revenue Service (IRS) Appeals settlement for tax years 2006 and 2007 that was recognized in the three months ended March 31, 2012.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits (expense) at December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
	(in millions)
Unrecognized tax benefits (expense)	$51	$(1)
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	21	16
Interest accrued on unrecognized tax benefits	(1)	(10)

CenterPoint Energy does not expect the amount of unrecognized tax benefits to change materially over the 12 months ending June 30, 2013.

CenterPoint Energy has a tentative settlement with the IRS for tax years 2008 and 2009 that is under review by the Joint Committee on Taxation. In May 2012, the IRS commenced its examination of CenterPoint Energy’s 2010 consolidated federal income tax return.

(11)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2012, minimum payment obligations for natural gas supply commitments are approximately $185 million for the remaining six months in 2012, $428 million in 2013, $339 million in 2014, $210 million in 2015, $148 million in 2016 and $251 million after 2016.

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

(c)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

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

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order. In July 2012, the plaintiffs filed a motion to dismiss certain defendants from both lawsuits, including the remaining CenterPoint Energy defendants.

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

At June 30, 2012, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of June 30, 2012, CERC had collected $5.7 million from insurance companies to be used to mitigate future environmental costs.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $82 million as of June 30, 2012. Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of June 30, 2012. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Net income	$119	$126	$267	$273

Weighted average shares outstanding	425,638,000	427,349,000	425,330,000	426,924,000

Basic earnings per share:
Net income	$0.28	$0.29	$0.63	$0.64

Diluted earnings per share calculation:
Net income	$119	$126	$267	$273

Weighted average shares outstanding	425,638,000	427,349,000	425,330,000	426,924,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	401,000	233,000	379,000	229,000
Restricted stock	2,245,000	2,047,000	2,245,000	2,047,000
Weighted average shares assuming dilution	428,284,000	429,629,000	427,954,000	429,200,000

Diluted earnings per share:
Net income	$0.28	$0.29	$0.62	$0.64
  ________________

(1)
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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended June 30, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
Electric Transmission & Distribution	$606	(1)	$—	$185
Natural Gas Distribution	448		4	13
Competitive Natural Gas Sales and Services	581		5	3
Interstate Pipelines	111		31	60
Field Services	88		10	39
Other Operations	3		—	3
Eliminations	—		(50)	—
Consolidated	$1,837		$—	$303

	For the Three Months Ended June 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$676	(1)	$—	$191
Natural Gas Distribution	360		6	9
Competitive Natural Gas Sales and Services	302		6	(4)
Interstate Pipelines	88		37	52
Field Services	96		8	51
Other Operations	3		—	3
Eliminations	—		(57)	—
Consolidated	$1,525		$—	$302

	For the Six Months Ended June 30, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2011
Electric Transmission & Distribution	$1,095	(1)	$—	$286	$11,221
Natural Gas Distribution	1,655		9	155	4,636
Competitive Natural Gas Sales and Services	1,278		14	13	1,089
Interstate Pipelines	224		65	136	3,867
Field Services	166		22	75	1,894
Other Operations	6		—	2	2,318	(2)
Eliminations	—		(110)	—	(3,322)
Consolidated	$4,424		$—	$667	$21,703

	For the Six Months Ended June 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2012
Electric Transmission & Distribution	$1,207	(1)	$—	$298	$11,128
Natural Gas Distribution	1,209		11	130	4,503
Competitive Natural Gas Sales and Services	822		11	(3)	1,023
Interstate Pipelines	170		82	112	3,935
Field Services	195		14	98	1,976
Other Operations	6		—	5	2,115	(2)
Eliminations	—		(118)	—	(2,205)
Consolidated	$3,609		$—	$640	$22,475
________________

(1)
Sales to affiliates of NRG in the three months ended June 30, 2011 and 2012 represented approximately $133 million and $153 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended June 30, 2011 and 2012 represented approximately $41 million and $38 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the six months ended June 30, 2011 and 2012 represented approximately $259 million and $293 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the six months ended June 30, 2011 and 2012 represented approximately $82 million and $74 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2011 and June 30, 2012 are pension and other postemployment related regulatory assets of $796 million and $769 million, respectively.

(14)	Subsequent Events

On July 26, 2012, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2025 per share of common stock payable on September 10, 2012, to shareholders of record as of the close of business on August 16, 2012.

As of June 30, 2012, CenterPoint Energy owned a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. This investment is accounted for under the equity method as CenterPoint Energy exercises significant influence over Waskom. On July 31, 2012, CenterPoint Energy purchased the remaining 50% interest in Waskom as well as other gathering assets from a third-party for approximately $275 million. The amount of the purchase price allocated to the acquisition of the remaining 50% interest in Waskom was approximately $200 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The purchase of the remaining 50% interest in Waskom was determined to be a business combination achieved in stages, and as such CenterPoint Energy recorded a pre-tax gain of approximately $130 million on July 31, 2012, which is the result of remeasuring CenterPoint Energy's original 50% interest in Waskom to fair value.

In July 2012, CenterPoint Houston called for redemption $300 million principal amount of its 5.75% general mortgage bonds maturing on January 15, 2014 and $500 million principal amount of its 7.00% general mortgage bonds maturing on March 1, 2014. The redemption of each series of bonds is contingent upon the receipt by the trustee on or prior to the redemption date of money sufficient to pay the applicable redemption price. The redemption price of each series of bonds includes principal, a make-whole premium and accrued interest to the scheduled August 27, 2012 redemption date. Redemption premiums for the two series are expected to aggregate approximately $71 million. Depending on market conditions, CenterPoint Houston expects to issue long-term debt having an aggregate principal amount of $800 million in August 2012 and use the proceeds to fund a portion of the aggregate redemption price.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Midstream Acquisitions

In May 2012, CenterPoint Energy Field Services, LLC (CEFS) purchased the Amoruso gathering system located in east Texas and related assets from a subsidiary of Encana Corporation (Encana) for approximately $89 million. In connection with this acquisition, CEFS entered into a 15-year gathering agreement with Encana to gather and treat its natural gas production from the Amoruso and Hilltop fields located in Robertson and Leon counties in east Texas. The gathering agreement includes volume commitments and an acreage dedication. The Amoruso gathering system currently has more than 200 million cubic feet per day of natural gas throughput primarily from the Deep Bossier and Cotton Valley Lime formations.

As of June 30, 2012, we owned a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. This investment is accounted for under the equity method as we exercise significant influence over Waskom. On July 31, 2012, we purchased the remaining 50% interest in Waskom as well as other gathering and related assets from a third-party for approximately $275 million. The amount of the purchase price allocated to the acquisition of the remaining 50% interest in Waskom was approximately $200 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The purchase of the remaining 50% interest in Waskom was determined to be a business combination achieved in stages, and as such we recorded a pre-tax gain of approximately $130 million on July 31, 2012, which is the result of remeasuring our original 50% interest in Waskom to fair value.

Debt Financing Transactions

In July 2012, CenterPoint Houston called for redemption $300 million principal amount of its 5.75% general mortgage bonds maturing on January 15, 2014 and $500 million principal amount of its 7.00% general mortgage bonds maturing on March 1, 2014. The redemption of each series of bonds is contingent upon the receipt by the trustee on or prior to the redemption date of money sufficient to pay the applicable redemption price. The redemption price of each series of bonds includes principal, a make-whole premium and accrued interest to the scheduled August 27, 2012 redemption date. Redemption premiums for the two series are expected to aggregate approximately $71 million. Depending on market conditions, CenterPoint Houston expects to issue long-term debt having an aggregate principal amount of $800 million in August 2012 and use the proceeds to fund a portion of the aggregate redemption price.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$1,837	$1,525	$4,424	$3,609
Expenses	1,534	1,223	3,757	2,969
Operating Income	303	302	667	640
Interest and Other Finance Charges	(111)	(104)	(227)	(214)
Interest on Transition and System Restoration Bonds	(32)	(38)	(65)	(75)
Equity in Earnings of Unconsolidated Affiliates	8	8	14	17
Other Income, net	22	32	36	51
Income Before Income Taxes	190	200	425	419
Income Tax Expense	71	74	158	146
Net Income	$119	$126	$267	$273

Basic Earnings Per Share	$0.28	$0.29	$0.63	$0.64

Diluted Earnings Per Share	$0.28	$0.29	$0.62	$0.64

Three months ended June 30, 2012 compared to three months ended June 30, 2011

We reported consolidated net income of $126 million ($0.29 per diluted share) for the three months ended June 30, 2012 compared to $119 million ($0.28 per diluted share) for the same period in 2011. The increase in net income of $7 million was primarily due to a $9 million increase in the gain on our indexed debt securities and a $7 million increase in other income related to indemnification from a former affiliate, which were partially offset by a $5 million decrease in the gain on our marketable securities, a $3 million increase in income tax expense and a $1 million decrease in operating income (discussed by segment below).

Six months ended June 30, 2012 compared to six months ended June 30, 2011

We reported consolidated net income of $273 million ($0.64 per diluted share) for the six months ended June 30, 2012 compared to $267 million ($0.62 per diluted share) for the same period in 2011. The increase in net income of $6 million was primarily due to a $12 million decrease in income tax expense, a $9 million increase in the gain on our marketable securities, a $7 million increase in other income related to indemnification from a former affiliate, a $3 million decrease in interest expense and a $3 million increase in equity in earnings of unconsolidated affiliates, which were partially offset by a $27 million decrease in operating income (discussed by segment below) and a $1 million increase in the loss on our indexed debt securities.

Income Tax Expense

Our effective tax rate for the three and six months ended June 30, 2012 was 37% and 35%, respectively, compared to 37% for both of the same periods in 2011. The lower effective tax rate for the six months ended June 30, 2012 was primarily due to favorable tax adjustments comprised of $10 million related to CenterPoint Energy's Internal Revenue Service (IRS) Appeals settlement for tax years 2006 and 2007 that was recognized in the three months ended March 31, 2012.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and six months ended June 30, 2011 and 2012.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Electric Transmission & Distribution	$185	$191	$286	$298
Natural Gas Distribution	13	9	155	130
Competitive Natural Gas Sales and Services	3	(4)	13	(3)
Interstate Pipelines	60	52	136	112
Field Services	39	51	75	98
Other Operations	3	3	2	5
Total Consolidated Operating Income	$303	$302	$667	$640

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

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
Electric transmission and distribution utility	$489	$514	$889	$929
Transition and system restoration bond companies	117	162	206	278
Total revenues	606	676	1,095	1,207
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	219	232	427	452
Depreciation and amortization, excluding transition and system restoration bond companies	66	75	137	148
Taxes other than income taxes	51	54	104	106
Transition and system restoration bond companies	85	124	141	203
Total expenses	421	485	809	909
Operating Income	$185	$191	$286	$298

Operating Income:
Electric transmission and distribution utility	$153	$153	$221	$223
Transition and system restoration bond companies (1)	32	38	65	75
Total segment operating income	$185	$191	$286	$298

Throughput (in gigawatt-hours (GWh)):
Residential	7,785	7,917	12,656	12,442
Total	21,077	20,988	37,845	37,532

Number of metered customers at end of period:
Residential	1,890,566	1,926,459	1,890,566	1,926,459
Total	2,137,156	2,180,731	2,137,156	2,180,731
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Electric Transmission & Distribution business segment reported operating income of $191 million for the three months ended June 30, 2012, consisting of $153 million from the regulated electric transmission and distribution utility (TDU) and $38 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2011, operating income totaled $185 million, consisting of $153 million from the TDU and $32 million related to Bond Companies. Increases in TDU operating income due to higher equity return ($8 million), primarily due to the recovery of true-up proceeds, customer growth ($6 million) from the addition of over 43,000 new customers, and increased miscellaneous revenues ($5 million), primarily from right-of-way access and land grants, were offset by the impact of the 2010 rate case implemented in September 2011 ($15 million) and higher costs billed by transmission providers net of higher transmission-related revenues ($4 million).

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Electric Transmission & Distribution business segment reported operating income of $298 million for the six months ended June 30, 2012, consisting of $223 million from the TDU and $75 million related to Bond Companies. For the six months ended June 30, 2011, operating income totaled $286 million, consisting of $221 million from the TDU and $65 million related to Bond Companies. TDU operating income increased $2 million due to increased miscellaneous revenues ($18 million), primarily from right-of-way access and land grants, higher equity return ($13 million) primarily due to the recovery of true-up proceeds and customer growth ($12 million) from the addition of over 43,000 new customers, partially offset by the impact of the 2010 rate case implemented in September 2011 ($27 million), decreased usage ($10 million), primarily due to milder weather and higher costs billed by transmission providers net of higher transmission-related revenues ($3 million).

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$452	$366	$1,664	$1,220
Expenses:
Natural gas	218	136	1,036	629
Operation and maintenance	157	156	325	319
Depreciation and amortization	41	43	83	86
Taxes other than income taxes	23	22	65	56
Total expenses	439	357	1,509	1,090
Operating Income	$13	$9	$155	$130

Throughput (in billion cubic feet (Bcf)):
Residential	20	16	110	78
Commercial and industrial	51	52	139	126
Total Throughput	71	68	249	204

Number of customers at end of period:
Residential	3,000,665	3,020,913	3,000,665	3,020,913
Commercial and industrial	243,629	243,262	243,629	243,262
Total	3,244,294	3,264,175	3,244,294	3,264,175

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Natural Gas Distribution business segment reported operating income of $9 million for the three months ended June 30, 2012 compared to $13 million for the three months ended June 30, 2011.  Operating income decreased $4 million primarily as a result of decreased throughput primarily due to the impacts of warmer weather partially mitigated by weather hedges and weather normalization adjustments ($5 million) and increased depreciation and amortization ($2 million). Adverse impacts were partially offset by rate increases ($3 million) and the addition of over 19,000 customers ($1 million).  Decreased expense related to energy efficiency programs ($2 million) and decreased expense related to lower gross receipt taxes ($2 million) were offset by the related revenues.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Natural Gas Distribution business segment reported operating income of $130 million for the six months ended June 30, 2012 compared to $155 million for the six months ended June 30, 2011.  Operating income decreased $25 million primarily as a result of decreased throughput primarily due to the impacts of warmer weather partially mitigated by weather hedges and weather normalization adjustments ($29 million), decreased other miscellaneous revenues ($2 million), increased depreciation and amortization ($3 million) and increased other expenses ($4 million). Adverse impacts were partially offset by the addition of over 19,000 customers ($2 million), lower bad debt expense ($6 million) and rate increases ($7 million).  Decreased expense related to energy efficiency programs ($4 million) and decreased expense related to lower gross receipt taxes ($10 million) were offset by the related revenues.

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

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$586	$308	$1,292	$833
Expenses:
Natural gas	571	300	1,256	811
Operation and maintenance	11	10	21	22
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	—	1	—	1
Total expenses	583	312	1,279	836
Operating Income (Loss)	$3	$(4)	$13	$(3)

Throughput (in Bcf)	126	127	281	288

Number of customers at end of period	12,152	15,567	12,152	15,567

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $4 million for the three months ended June 30, 2012 compared to operating income of $3 million for the three months ended June 30, 2011.  The decrease in operating income of $7 million is primarily due to charges of $4 million for the three months ended June 30, 2012 compared to gains of $4 million for the same period in 2011 related to mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $3 million for the six months ended June 30, 2012 compared to operating income of $13 million for the six months ended June 30, 2011.  The decrease in operating income of $16 million is primarily due to warmer weather and compressed margins (revenues less natural gas costs) of $3 million, higher operation and maintenance expenses of $1 million and a $4 million write-down of natural gas inventory to the lower of cost or market.  The first half of 2012 also included charges of $5 million resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a $2 million benefit for the same period of 2011. Throughput volumes and the number of customers increased in the first two quarters of 2012 compared to the first two quarters of 2011 as a result of continued growth in this segment's commercial business.

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

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$142	$125	$289	$252
Expenses:
Natural gas	21	14	39	21
Operation and maintenance	39	36	70	74
Depreciation and amortization	14	14	27	28
Taxes other than income taxes	8	9	17	17
Total expenses	82	73	153	140
Operating Income	$60	$52	$136	$112

Equity in earnings of unconsolidated affiliates	$5	$6	$9	$12

Transportation throughput (in Bcf)	396	346	852	724

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended June 30, 2012 compared to $60 million for the three months ended June 30, 2011.  Margins decreased $10 million primarily due to a backhaul contract that expired in 2011 ($4 million), as well as the associated reduction in compressor efficiency ($4 million), lower off-system transportation revenues ($1 million) and lower other transportation and ancillary services ($2 million), which were partially offset by the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($1 million). Lower operations and maintenance expenses ($3 million) were partially offset by higher taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $5 million and $6 million for the three months ended June 30, 2011 and 2012, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline.  These higher earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Interstate Pipeline business segment reported operating income of $112 million for the six months ended June 30, 2012 compared to $136 million for the six months ended June 30, 2011.  Margins decreased $19 million primarily due to a backhaul contract that expired in 2011 ($14 million), as well as the associated reduction in compressor efficiency ($7 million), and lower off-system transportation revenues ($4 million), which were partially offset by the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($5 million) and other transportation and ancillary services ($1 million). Operation and maintenance expenses increased ($4 million) due to a non-recurring 2011 insurance settlement related to a damaged compressor station. Depreciation and amortization expenses increased ($1 million) due to asset additions.

Equity Earnings.  In addition, this business segment recorded equity income of $9 million and $12 million for the six months ended June 30, 2011 and 2012, respectively, from its 50% interest in SESH.  These higher earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$98	$104	$188	$209
Expenses:
Natural gas	18	15	33	33
Operation and maintenance	29	26	58	53
Depreciation and amortization	10	11	19	22
Taxes other than income taxes	2	1	3	3
Total expenses	59	53	113	111
Operating Income	$39	$51	$75	$98

Equity in earnings of unconsolidated affiliates	$3	$2	$5	$5

Gathering throughput (in Bcf)	197	233	380	470

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Field Services business segment reported operating income of $51 million for the three months ended June 30, 2012 compared to $39 million for the three months ended June 30, 2011.  Margins increased by $9 million primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($19 million), partially offset by lower commodity prices ($10 million) from sales of retained natural gas. Lower operation and maintenance expenses ($3 million) and taxes other than income taxes ($1 million) were partially offset by higher depreciation expense ($1 million) related to new assets placed in service.

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $2 million in the three months ended June 30, 2011 and 2012, respectively, from its 50% general partnership interest in Waskom.  The decline is primarily attributable to customer disruptions impacting volumes as well as lower commodity pricing. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Field Services business segment reported operating income of $98 million for the six months ended June 30, 2012 compared to $75 million for the six months ended June 30, 2011.  Margins increased by $21 million primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($37 million) partially offset by lower commodity prices ($16 million) from sales of retained natural gas. Lower operation and maintenance expenses ($5 million) were partially offset by higher depreciation expense ($3 million) related to new assets placed in service.

Equity Earnings.  In addition, this business segment recorded equity income of $5 million in both the six months ended June 30, 2011 and 2012 from its 50% general partnership interest in Waskom.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three and six months ended June 30, 2011 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$3	$3	$6	$6
Expenses	—	—	4	1
Operating Income	$3	$3	$2	$5

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012
	(in millions)
Cash provided by (used in):
Operating activities	$1,137	$927
Investing activities	(572)	(657)
Financing activities	(574)	633

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2012 decreased $210 million compared to the same period in 2011 due primarily to decreased tax refunds ($245 million), decreased cash provided by fuel cost recovery ($44 million), increased pension contributions ($42 million) and increased net margin deposits ($12 million), which were partially offset by increased cash provided by net accounts receivable/payable ($79 million), increased cash provided by net regulatory assets and liabilities ($40 million) and increased cash related to gas storage ($23 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2012 increased $85 million compared to the same period in 2011 due to increased cash paid for acquisitions ($89 million), decreased cash received from a grant from the U.S. Department of Energy ($77 million) and increased restricted cash of Bond Companies ($12 million), which were partially offset by decreased capital expenditures ($109 million).

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first six months of 2012 increased $1.207 billion compared to the same period in 2011 due to increased proceeds from long-term debt ($1.145 billion), decreased payments of long-term debt ($194 million) and decreased cash paid for debt exchange ($58 million), which were partially offset by increased payments of commercial paper ($172 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations.  These capital expenditures relate to reliability and safety and system expansions.  Our principal cash requirements for the remaining six months of 2012 include the following:

•	capital expenditures of approximately $708 million;

•	acquisition of remaining 50% interest in Waskom and other gathering assets for approximately $275 million in July 2012;

•	scheduled principal payments on transition and system restoration bonds of $219 million;

•	pension contributions of approximately $78 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining six months of 2012.

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

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $82 million as of June 30, 2012.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of June 30, 2012. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

June 2010 Rate Case. The order on rehearing issued by the Public Utility Commission of Texas (Texas Utility Commission) in connection with CenterPoint Houston's 2010 rate case was appealed to the Texas courts by various parties and a trial is scheduled for December 2012.

Other.  In May 2012, CenterPoint Houston filed an application, subsequently modified consistent with the Texas Utility Commission’s Preliminary Order, requesting approval to recover a total of approximately $47.5 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million and (4) certain rate case expenses.  In July 2012, the parties filed a settlement agreement recommending approval to recover a total of $46.2 million.  The $1.3 million reduction was attributable to settlement spending from CenterPoint Houston’s 2006 rate settlement included in the 2011 performance incentive calculation.  The settlement preserves the right for CenterPoint Houston to appeal the reduction in its requested performance bonus amount.  The proposed settlement amounts are expected to take effect with the commencement of

CenterPoint Houston’s January 2013 billing month.

Gas Operations

Beaumont/East Texas Rate Case. In July 2012, the natural gas distribution business of CERC (Gas Operations) filed a general rate case with the Railroad Commission of Texas (Railroad Commission) and certain municipalities requesting an increase of approximately $8.6 million based on a proposed rate of return of 9.09%, a return on equity (ROE) of 11.00%, and a capital structure of 42% debt to 58% equity. Since our last rate case in this jurisdiction over six years ago, Gas Operations has invested approximately $62 million in capital expenditures, while consumption for the average residential customer has decreased and the average number of customers has declined. The municipalities and the Railroad Commission may suspend rates for up to 90 days and up to 150 days, respectively. New base rates for the Beaumont/East Texas Division are expected to become effective in the first quarter of 2013.

Mississippi Regulatory Rate Adjustment (RRA). In May 2012, Gas Operations and the Mississippi Public Utility Staff filed a joint stipulation for the revised RRA and initial Weather Normalization Adjustment which the Mississippi Public Service Commission (MPSC) approved in May 2012.   In June 2012, Gas Operations requested an annual increase of approximately $2.2 million under the newly revised RRA based on calendar year 2011. New rates, as approved by the MPSC, are expected to take effect in the fourth quarter of 2012.

Minnesota Conservation Improvement Program (CIP). In May 2012, Gas Operations filed a request with the Minnesota Public Utilities Commission for a $4.6 million CIP incentive. A decision is expected by the end of 2012.

Oklahoma Performance Based Rate Change (PBRC). In March 2012, Gas Operations filed a PBRC with the Oklahoma Corporation Commission (OCC) showing that it had earnings for 2011 above the prescribed threshold and would refund approximately $1.86 million to customers beginning in July 2012.  The OCC issued a final order approving the refund on June 6, 2012.

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations’ Houston and South Texas Divisions each submitted annual GRIP filings on March 30, 2012.  For the Houston division, this filing is to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period is $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, this filing is to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period is $2.4 million annually based on an authorized rate of return of 8.75%.  In June 2012, the Railroad Commission approved both GRIP applications as filed and the new rates were implemented in July 2012 in the applicable cities, with the exception of Houston and Pasadena. Lower GRIP rates were implemented in July 2012 for these two cities, subject to a pending appeal to the Railroad Commission. The impact of the lower rates implemented in these two cities is approximately $173,000 per month.

City of Houston Gas Utility Rate Inquiry.  In July 2012, the City Council of Houston adopted an ordinance to initiate a formal inquiry regarding the reasonableness of the rates charged by Gas Operations in its Houston service territory.  A formal schedule for the inquiry has not been established at this time.

Debt Financing Transactions.  In January 2012, CenterPoint Energy Transition Bond Company IV, LLC issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the additional true-up balance of $1.695 billion, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

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

In July 2012, CenterPoint Houston called for redemption $300 million principal amount of its 5.75% general mortgage bonds maturing on January 15, 2014 and $500 million principal amount of its 7.00% general mortgage bonds maturing on March 1, 2014. The redemption of each series of bonds is contingent upon the receipt by the trustee on or prior to the redemption date of money sufficient to pay the applicable redemption price. The redemption price of each series of bonds includes principal, a make-whole premium and accrued interest to the scheduled August 27, 2012 redemption date. Redemption premiums for the two series are expected to aggregate approximately $71 million. Depending on market conditions, CenterPoint Houston expects to issue long-term debt having an aggregate principal amount of $800 million in August 2012 and use the proceeds to fund a portion of the aggregate redemption price.

Credit Facilities. As of July 16, 2012, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at July 16, 2012 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$6	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	—		September 9, 2016
   ________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our revolving credit facilities aggregating $2.5 billion at June 30, 2012.

(2)	Represents outstanding letters of credit.

Our $1.2 billion credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to EBITDA covenant (as those terms are defined in the facility).   The facility allows for a temporary increase of the permitted ratio in the financial covenant from 5 times to 5.5 times if CenterPoint Houston experiences damage from a natural disaster in its service territory and we certify to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million credit facility can be drawn at LIBOR plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of CenterPoint Houston’s total capitalization.

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

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program. As of June 30, 2012, we and CERC Corp. had no outstanding commercial paper.

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

Temporary Investments. As of July 16, 2012, we had external temporary investments of $923 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of July 26, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa3	Positive	BBB	Stable	BBB	Stable
CenterPoint Houston Senior Secured Debt	A3	Positive	A-	Stable	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	BBB+	Stable	BBB	Stable
   ________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2012, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2012, the amount posted as collateral aggregated approximately $37 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2012, unsecured credit limits extended to CES by counterparties aggregate $358 million and $12 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $172 million as of June 30, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remains outstanding at June 30, 2012. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of June 30, 2012, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on June 30, 2012, deferred taxes of approximately $417 million would have been payable in 2012.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of June 30, 2012, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2012, the recorded fair value of our non-trading energy derivatives was a net asset of $28 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. A decrease of 10% in the market prices of energy commodities from their June 30, 2012 levels would have decreased the fair value of our non-trading energy derivatives net asset by less than $1 million.

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

Interest Rate Risk

As of June 30, 2012, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2011 and June 30, 2012, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.7 billion and $9.8 billion, respectively, in carrying amount and having a fair value of $9.8 billion and $11.0 billion, respectively.

Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $201 million if interest rates were to decline by 10% from their levels at June 30, 2012. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $134 million at June 30, 2012 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $23 million if interest rates were to decline by 10% from levels at June 30, 2012. Changes in the fair value of the derivative component, a $221 million recorded liability at June 30, 2012, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2012 levels, the fair value of the derivative component liability would increase by approximately $4 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2012 aggregate market value of these shares would result in a net loss of approximately $12 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 11(c) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources ─ Future Sources and Uses of Cash ─ Regulatory Matters”, each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2011 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2011 Form 10-K.

Item 5.	OTHER INFORMATION

The ratio of earnings to fixed charges for the six months ended June 30, 2011 and 2012 was 2.40 and 2.39, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 2, 2012

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