Form 10-Q
period 2012-09-30
CENTERPOINT ENERGY INC
filed 2012-11-07
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

As of October 16, 2012, CenterPoint Energy, Inc. had 427,441,738 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses, including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

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

•
the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids, the competitive effects of excess pipeline capacity in the regions we serve, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on our interstate pipelines;

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012

Revenues	$1,881	$1,705	$6,305	$5,314

Expenses:
Natural gas	735	520	2,989	1,898
Operation and maintenance	448	458	1,333	1,364
Depreciation and amortization	253	301	677	800
Taxes other than income taxes	88	86	282	272
Goodwill impairment	—	252	—	252
Total	1,524	1,617	5,281	4,586
Operating Income	357	88	1,024	728

Other Income (Expense):
Gain (loss) on marketable securities	(80)	77	(30)	136
Gain (loss) on indexed debt securities	88	(52)	65	(76)
Interest and other finance charges	(114)	(104)	(341)	(318)
Interest on transition and system restoration bonds	(31)	(37)	(96)	(112)
Equity in earnings of unconsolidated affiliates	8	8	22	25
Return on true-up balance	352	—	352	—
Step acquisition gain	—	136	—	136
Other, net	10	12	19	28
Total	233	40	(9)	(181)

Income Before Income Taxes and Extraordinary Item	590	128	1,015	547
Income tax expense	204	118	362	264
Income Before Extraordinary Item	386	10	653	283
Extraordinary Item, net of tax	587	—	587	—
Net Income	$973	$10	$1,240	$283

Basic Earnings Per Share:
Income Before Extraordinary Item	$0.90	$0.02	$1.53	$0.66
Extraordinary Item, net of tax	1.38	—	1.38	—
Basic Earnings Per Share	$2.28	$0.02	$2.91	$0.66

Diluted Earnings Per Share:
Income Before Extraordinary Item	$0.90	$0.02	$1.52	$0.66
Extraordinary Item, net of tax	1.37	—	1.37	—
Diluted Earnings Per Share	$2.27	$0.02	$2.89	$0.66

Dividends Declared Per Share	$0.1975	$0.2025	$0.5925	$0.6075

Weighted Average Shares Outstanding, Basic	426	427	426	427

Weighted Average Shares Outstanding, Diluted	429	430	428	430

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net income	$973	$10	$1,240	$283
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2, $2, $5 and $6)	2	3	7	8
Total	2	3	7	8
Comprehensive income	$975	$13	$1,247	$291

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2011	September 30, 2012
Current Assets:
Cash and cash equivalents ($220 and $194 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	$220	$722
Investment in marketable securities	386	522
Accounts receivable, net ($52 and $104 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	773	698
Accrued unbilled revenues	326	167
Natural gas inventory	187	170
Materials and supplies	166	182
Non-trading derivative assets	87	41
Taxes receivable	—	5
Prepaid expenses and other current assets ($42 and $53 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	192	245
Total current assets	2,337	2,752

Property, Plant and Equipment:
Property, plant and equipment	16,868	18,010
Less accumulated depreciation and amortization	4,466	4,673
Property, plant and equipment, net	12,402	13,337

Other Assets:
Goodwill	1,696	1,468
Regulatory assets ($2,289 and $3,635 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	4,619	4,319
Non-trading derivative assets	20	10
Investment in unconsolidated affiliates	472	408
Other	157	183
Total other assets	6,964	6,388

Total Assets	$21,703	$22,477

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2011	September 30, 2012
Current Liabilities:
Short-term borrowings	$62	$53
Current portion of VIE transition and system restoration bonds long-term debt	307	451
Current portion of indexed debt	131	136
Current portion of other long-term debt	46	815
Indexed debt securities derivative	197	273
Accounts payable	560	371
Taxes accrued	207	171
Interest accrued	164	130
Non-trading derivative liabilities	46	20
Accumulated deferred income taxes, net	507	597
Other	366	347
Total current liabilities	2,593	3,364

Other Liabilities:
Accumulated deferred income taxes, net	3,832	4,070
Non-trading derivative liabilities	6	6
Benefit obligations	1,065	994
Regulatory liabilities	1,039	1,095
Other	305	276
Total other liabilities	6,247	6,441

Long-term Debt:
VIE transition and system restoration bonds	2,215	3,459
Other	6,426	4,956
Total long-term debt	8,641	8,415

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (426,030,345 shares and 427,441,738 shares outstanding at December 31, 2011 and September 30, 2012, respectively)	4	4
Additional paid-in capital	4,120	4,123
Retained earnings	231	255
Accumulated other comprehensive loss	(133)	(125)
Total shareholders’ equity	4,222	4,257

Total Liabilities and Shareholders’ Equity	$21,703	$22,477

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash Flows from Operating Activities:
Net income	$1,240	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	677	800
Amortization of deferred financing costs	22	23
Deferred income taxes	404	237
Extraordinary item, net of tax	(587)	—
Return on true-up balance	(352)	—
Goodwill impairment	—	252
Step acquisition gain	—	(136)
Unrealized loss (gain) on marketable securities	30	(136)
Unrealized loss (gain) on indexed debt securities	(65)	76
Write-down of natural gas inventory	7	4
Equity in earnings of unconsolidated affiliates, net of distributions	3	(6)
Pension contributions	(72)	(80)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	245	260
Inventory	(50)	(3)
Taxes receivable	138	(5)
Accounts payable	(215)	(186)
Fuel cost recovery	(52)	(72)
Non-trading derivatives, net	(10)	16
Margin deposits, net	61	49
Interest and taxes accrued	(25)	(71)
Net regulatory assets and liabilities	22	71
Other current assets	14	(12)
Other current liabilities	(23)	(23)
Other assets	(1)	(4)
Other liabilities	23	32
Other, net	15	10
Net cash provided by operating activities	1,449	1,379

Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(960)	(818)
Acquisitions, net of cash acquired	—	(360)
Increase in restricted cash of transition and system restoration bond companies	(2)	(12)
Distributions from (investment in) unconsolidated affiliates	(9)	6
Cash received from U.S. Department of Energy grant	110	—
Other, net	13	(25)
Net cash used in investing activities	(848)	(1,209)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	31	(9)
Payments of commercial paper, net	(41)	(285)
Proceeds from long-term debt	550	2,495
Payments of long-term debt	(909)	(1,528)
Cash paid for debt exchange and debt retirement	(58)	(69)
Debt issuance costs	(23)	(16)
Payment of common stock dividends	(252)	(259)
Proceeds from issuance of common stock, net	5	3
Net cash provided by (used in) financing activities	(697)	332

Net Increase (Decrease) in Cash and Cash Equivalents	(96)	502
Cash and Cash Equivalents at Beginning of Period	199	220
Cash and Cash Equivalents at End of Period	$103	$722

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$470	$446
Income taxes (refunds), net	(204)	46
Non-cash transactions:
Accounts payable related to capital expenditures	101	100
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of September 30, 2012, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

As of September 30, 2012, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2011		2012
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$8	$—	$9	$—
Interest cost	25	5	25	6
Expected return on plan assets	(29)	(2)	(30)	(1)
Amortization of prior service credit	1	1	2	—
Amortization of net loss	14	—	15	1
Amortization of transition obligation	—	2	—	2
Net periodic cost	$19	$6	$21	$8

	Nine Months Ended September 30,
	2011		2012
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$25	$1	$27	$1
Interest cost	75	17	74	18
Expected return on plan assets	(87)	(7)	(90)	(5)
Amortization of prior service credit	3	3	6	2
Amortization of net loss	42	1	45	3
Amortization of transition obligation	—	5	—	5
Net periodic cost	$58	$20	$62	$24
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy expects to contribute a total of approximately $82 million to its pension plans in 2012, of which approximately $33 million and $80 million, respectively, was contributed during the three and nine months ended September 30, 2012.

CenterPoint Energy expects to contribute a total of approximately $18 million to its postretirement benefits plan in 2012, of which approximately $3 million and $12 million, respectively, was contributed during the three and nine months ended September 30, 2012.

(4)	Regulatory Accounting

As of September 30, 2012, CenterPoint Energy has not recognized an allowed equity return of $563 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2011 and 2012, CenterPoint Houston recognized approximately $7 million and $16 million, respectively, of the allowed equity return not previously recognized. During the nine months ended September 30, 2011 and 2012, CenterPoint Houston recognized approximately $15 million and $37 million, respectively, of the allowed equity return not previously recognized.

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

During the three months ended September 30, 2011, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $18 million and increased natural gas expense from unrealized net losses of $12 million, resulting in a net unrealized gain of $6 million.  During the three months ended September 30, 2012, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $30 million and decreased natural gas expense from unrealized net gains of $21 million, resulting in a net unrealized loss of $9 million.  During the nine months ended September 30, 2011, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $1 million and decreased natural gas expense from unrealized net gains of $9 million, resulting in a net unrealized gain of $8 million.  During the nine months ended September 30, 2012, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $76 million and decreased natural gas expense from unrealized net gains of $62 million, resulting in a net unrealized loss of $14 million.

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in the remaining jurisdictions and in CenterPoint Houston’s service territory. CenterPoint Energy enters into heating-degree day swaps for these Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps have limits and are based on ten-year normal weather. During the three and nine months ended September 30, 2011, CenterPoint Energy recognized losses of $-0- and $6 million, respectively, related to these swaps. During the three and nine months ended September 30, 2012, CenterPoint Energy recognized gains of $-0- and $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2011 and September 30, 2012, while the last table provides a breakdown of the related income statement impacts for the three and nine months ended September 30, 2011 and 2012.

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

Fair Value of Derivative Instruments
		September 30, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$43	$2
Natural gas derivatives (1)	Other Assets	13	2
Natural gas derivatives (1)	Current Liabilities	11	38
Natural gas derivatives (1)	Other Liabilities	—	6
Indexed debt securities derivative	Current Liabilities	—	273
Total		$67	$321
 ________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 566 Bcf or a net 128 Bcf long position. Of the net long position, basis swaps constitute 69 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $25 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $6 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$27	$(21)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(30)	24
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	88	(52)
Total		$85	$(49)
  ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(17) million of costs in 2011 associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments. There are no such costs associated with price stabilization activities of the Natural Gas Distribution business segment in the three months ended September 30, 2012.

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$41	$22
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(79)	(44)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	65	(76)
Total		$27	$(98)
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(79) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and September 30, 2012 was $39 million and $7 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2011 and September 30, 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and September 30, 2012, $38 million and $6 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.89-$4.90 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-67%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2012, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

(2)	Excludes money market fund investments included in Cash and cash equivalents.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2012

	(in millions)
Assets
Corporate equities	$524	$—	$—	$—	$524
Investments, including money market funds (2)	75	—	—	—	75
Natural gas derivatives	5	49	13	(16)	51
Total assets	$604	$49	$13	$(16)	$650
Liabilities
Indexed debt securities derivative	$—	$273	$—	$—	$273
Natural gas derivatives	8	28	12	(22)	26
Total liabilities	$8	$301	$12	$(22)	$299
 ________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $6 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in millions)
Beginning balance	$5	$3	$3	$6
Total unrealized gain (losses) (1)	(1)	—	3	4
Total settlements (1)	(1)	(2)	(3)	(8)
Transfers out of Level 3	—	—	—	(1)
Ending balance (2)	$3	$1	$3	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$(1)	$2	$—
 ________________

(1)
CenterPoint Energy did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three or nine months ended September 30, 2011 or 2012.

(2)	During both the three and nine months ended September 30, 2011 and 2012, CenterPoint Energy did not have material Level 3 purchases, sales or significant transfers into Level 3.

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

	December 31, 2011		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,994	$10,049	$9,681	$10,916

(7) Acquisition

On July 31, 2012, CenterPoint Energy purchased the 50% interest that it did not already own in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets, as well as other gathering and related assets from a third-party for approximately $273 million. The amount of the purchase price allocated to the acquisition of the 50% interest in Waskom was approximately $201 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The $273 million purchase price was allocated as follows: $253 million to property, plant and equipment; $16 million to goodwill; and the remaining balance to other assets and liabilities. The purchase of the 50% interest in Waskom was determined to be a business combination achieved in stages, and as such CenterPoint Energy recorded a pre-tax gain of approximately $136 million on July 31, 2012, which is the result of remeasuring its original 50% interest in Waskom to fair value. As a result of the purchase, CenterPoint Energy recorded goodwill of $24 million, which includes $17 million related to Waskom (including the re-measurement of its existing 50% interest) and $7 million related to the other gathering and related assets.

(8)	Goodwill

Goodwill by reportable business segment as of September 30, 2012 and changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in millions):

	December 31, 2011	Impairment charge	Acquisition	September 30, 2012
Natural Gas Distribution	$746	$—	$—	$746
Interstate Pipelines	579	—	—	579
Competitive Natural Gas Sales and Services	335	252	—	83
Field Services	25	—	24	49
Other Operations	11	—	—	11
Total	$1,696	$252	$24	$1,468

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

CenterPoint Energy performed its annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Competitive Natural Gas Sales and Services reportable segment. CenterPoint Energy also determined that no impairment charge was required for any other reportable segment.

CenterPoint Energy estimated the value of the Competitive Natural Gas Sales and Services reporting unit using an income approach. Under this approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which are based on management projections of revenue growth, gross margin, and overall market conditions. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant.

The Competitive Natural Gas Sales and Services reporting unit fair value analysis resulted in an implied fair value of goodwill of $83 million for this reporting unit, and as a result, a non-cash impairment charge in the amount of $252 million was recorded in the third quarter of 2012. The adverse wholesale market conditions facing CenterPoint Energy's energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

(9)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2011, 426,030,511 shares of CenterPoint Energy, Inc. common stock were issued and 426,030,345 shares were outstanding. At September 30, 2012, 427,441,904 shares of CenterPoint Energy, Inc. common stock were issued and 427,441,738 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2011 and September 30, 2012.

(10)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $53 million as of December 31, 2011 and September 30, 2012, respectively.

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

General Mortgage Bonds. In August 2012, CenterPoint Houston issued $300 million of 2.25% general mortgage bonds due 2022 and $500 million of 3.55% general mortgage bonds due 2042. The net proceeds from the sale of the bonds were used to fund a portion of the redemption of the general mortgage bonds discussed below.

In August 2012, CenterPoint Houston redeemed $300 million principal amount of its 5.75% general mortgage bonds due 2014 at a price of 107.332% of their principal amount and $500 million principal amount of its 7.00% general mortgage bonds due 2014 at a price of 109.397% of their principal amount. Redemption premiums for the two series aggregated approximately $69 million and were deferred as regulatory assets.

Revolving Credit Facilities. As of December 31, 2011 and September 30, 2012, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2011			September 30, 2012
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$16	$—	$—	$7	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	950	—	—	285	—	—	—
Total	$2,450	$—	$20	$285	$—	$11	$—

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

(11)	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2012 was 92% and 48%, respectively, compared to 35% and 36% for the same periods in 2011. The increase in the effective tax rate for the three and nine months ended September 30, 2012 was primarily due to the unfavorable tax effect of the impairment of non-tax deductible goodwill of $252 million, partially offset by favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits, of $18 million and $31 million for the three and nine months ended September 30, 2012, respectively, related to CenterPoint Energy’s Internal Revenue Service (IRS) settlement of tax years 2006 through 2009.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits (expense) at December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
	(in millions)
Unrecognized tax benefits (expense)	$51	$(13)
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	21	4
Interest accrued on unrecognized tax benefits	(1)	(8)

CenterPoint Energy does not expect the change to the amount of unrecognized tax benefits over the twelve months ending September 30, 2013 to materially impact the financial position of CenterPoint Energy.

CenterPoint Energy's settlement with the IRS for tax years 2008 and 2009 was approved by the Joint Committee on Taxation during the third quarter of 2012. In September 2012, the IRS commenced its examination of CenterPoint Energy’s 2011 consolidated federal income tax return in conjunction with its review of CenterPoint Energy's 2010 consolidated federal income tax return.

(12)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2012, minimum payment obligations for natural gas supply commitments are approximately $143 million for the remaining three months in 2012, $437 million in 2013, $352 million in 2014, $216 million in 2015, $150 million in 2016 and $251 million after 2016.

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

(c)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In July 2012, GenOn and NRG entered into a definitive merger agreement providing for NRG's acquisition of GenOn, subject to certain conditions. None of the sale of the retail business, the merger with Mirant Corporation, or the pending acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In October 2012, the Nevada Supreme Court granted the plaintiffs’ motion to stay the dismissal of this case pending the filing and final disposition of their petition for a writ of certiorari to the Supreme Court of the United States. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases. CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

At September 30, 2012, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of September 30, 2012, CERC had collected $5.7 million from insurance companies to be used to mitigate future environmental costs.

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

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by subsidiaries of CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy’s subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and, based on its experience to date, does not expect these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $77 million as of September 30, 2012. Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, CenterPoint Energy currently anticipates returning to GenOn in December 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

(13)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in millions, except share and per share amounts)
Basic earnings per share calculation:
Income before extraordinary item	$386	$10	$653	$283
Extraordinary item, net of tax	587	—	587	—
Net income	$973	$10	$1,240	$283

Weighted average shares outstanding	425,885,000	427,406,000	425,517,000	427,086,000

Basic earnings per share:
Income before extraordinary item	$0.90	$0.02	$1.53	$0.66
Extraordinary item, net of tax	1.38	—	1.38	—
Net income	$2.28	$0.02	$2.91	$0.66

Diluted earnings per share calculation:
Net income	$973	$10	$1,240	$283

Weighted average shares outstanding	425,885,000	427,406,000	425,517,000	427,086,000
Plus: Incremental shares from assumed conversions:
Stock options	399,000	230,000	377,000	222,000
Restricted stock	2,558,000	2,347,000	2,558,000	2,347,000
Weighted average shares assuming dilution	428,842,000	429,983,000	428,452,000	429,655,000

Diluted earnings per share:
Income before extraordinary item	$0.90	$0.02	$1.52	$0.66
Extraordinary item, net of tax	1.37	—	1.37	—
Net income	$2.27	$0.02	$2.89	$0.66

(14)	Reportable Business Segments

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended September 30, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$707	(1)	$—	$244
Natural Gas Distribution	379		5	(2)
Competitive Natural Gas Sales and Services	580		4	(10)
Interstate Pipelines	104		31	60
Field Services	108		9	61
Other Operations	3		—	4
Eliminations	—		(49)	—
Consolidated	$1,881		$—	$357

	For the Three Months Ended September 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$748	(1)	$—	$242
Natural Gas Distribution	351		4	5
Competitive Natural Gas Sales and Services	382		7	(259)
Interstate Pipelines	92		30	48
Field Services	129		12	55
Other Operations	3		—	(3)
Eliminations	—		(53)	—
Consolidated	$1,705		$—	$88

	For the Nine Months Ended September 30, 2011
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2011
Electric Transmission & Distribution	$1,802	(1)	$—	$530	$11,221
Natural Gas Distribution	2,034		14	153	4,636
Competitive Natural Gas Sales and Services	1,858		18	3	1,089
Interstate Pipelines	328		96	196	3,867
Field Services	274		31	136	1,894
Other Operations	9		—	6	2,318	(2)
Eliminations	—		(159)	—	(3,322)
Consolidated	$6,305		$—	$1,024	$21,703

	For the Nine Months Ended September 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2012
Electric Transmission & Distribution	$1,955	(1)	$—	$540	$11,051
Natural Gas Distribution	1,560		15	135	4,571
Competitive Natural Gas Sales and Services	1,204		18	(262)	777
Interstate Pipelines	262		112	160	3,982
Field Services	324		26	153	2,439
Other Operations	9		—	2	2,252	(2)
Eliminations	—		(171)	—	(2,595)
Consolidated	$5,314		$—	$728	$22,477
________________

(1)
Sales to affiliates of NRG in the three months ended September 30, 2011 and 2012 represented approximately $188 million and $196 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended September 30, 2011 and 2012 represented approximately $58 million and $49 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2011 and 2012 represented approximately $448 million and $488 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the nine months ended September 30, 2011 and 2012 represented approximately $139 million and $123 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Included in total assets of Other Operations as of December 31, 2011 and September 30, 2012 are pension and other postemployment related regulatory assets of $796 million and $756 million, respectively.

(15)	Subsequent Events

On October 24, 2012, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2025 per share of common stock payable on December 10, 2012, to shareholders of record as of the close of business on November 16, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Acquisition

On July 31, 2012, we purchased the 50% interest that we did not already own in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets, as well as other gathering and related assets from a third-party for approximately $273 million. The amount of the purchase price allocated to the acquisition of the 50% interest in Waskom was approximately $201 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The purchase of the 50% interest in Waskom was determined to be a business combination achieved in stages, and as such we recorded a pre-tax gain of approximately $136 million on July 31, 2012, which is the result of remeasuring our original 50% interest in Waskom to fair value. As a result of the purchase, we recorded goodwill of $24 million, which includes $17 million related to Waskom (including the re-measurement of our existing 50% interest) and $7 million related to the other gathering and related assets.

Goodwill Impairment

We performed our annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Competitive Natural Gas Sales and Services reportable segment. We also determined that no impairment charge was required for our other reportable segments.

We estimated the value of the Competitive Natural Gas Sales and Services reporting unit using an income approach. Under this approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which are based on management projections of revenue growth, gross margin, and overall market conditions. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant.

The Competitive Natural Gas Sales and Services reporting unit fair value analysis resulted in an implied fair value of goodwill of $83 million for this reporting unit, and as a result, a non-cash impairment charge in the amount of $252 million was recorded in the third quarter of 2012. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in our estimate of the fair value of goodwill associated with this reporting unit.

Debt Financing Transactions

In August 2012, CenterPoint Energy Houston Electric LLC (CenterPoint Houston) issued $300 million of 2.25% general mortgage bonds due 2022 and $500 million of 3.55% general mortgage bonds due 2042. The net proceeds from the sale of the bonds were used to fund a portion of the redemption of the general mortgage bonds discussed below.

In August 2012, CenterPoint Houston redeemed $300 million principal amount of its 5.75% general mortgage bonds due 2014 at a price of 107.332% of their principal amount and $500 million principal amount of its 7.00% general mortgage bonds due 2014 at a price of 109.397% of their principal amount.  Redemption premiums for the two series aggregated approximately $69 million.

CenterPoint Energy-Mississippi River Transmission, LLC Rate Filing
In August 2012, our subsidiary, CenterPoint Energy-Mississippi River Transmission, LLC (MRT), an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, filed a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a return on equity of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of CenterPoint Energy Gas Transmission Company, LLC’s firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT's rate filing. In September 2012, the FERC issued an order accepting MRT's filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. In particular, the FERC limited the scope of the RCC surcharge set for hearing to the recovery of only security costs. MRT filed for rehearing on the scope of costs that could be considered for recovery under the RCC in October 2012. The procedural schedule for the rate filing contemplates a hearing at the FERC in the third quarter of 2013.

CenterPoint Energy Gas Transmission Company, LLC Rate Settlement Proceeding

In an effort to avoid the expense of a rate case, in October 2012 CenterPoint Energy Gas Transmission Company, LLC (CEGT) initiated a settlement process with its customers. Should these discussions fail, CEGT will consider filing for a general rate increase in 2013. CEGT will attempt to reach a mutually agreeable rate solution with its customers to recover its increased costs to maintain a safe and reliable system, but there can be no assurance that it will be successful and will avoid the initiation of a general rate case filing.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$1,881	$1,705	$6,305	$5,314
Expenses	1,524	1,617	5,281	4,586
Operating Income	357	88	1,024	728
Interest and Other Finance Charges	(114)	(104)	(341)	(318)
Interest on Transition and System Restoration Bonds	(31)	(37)	(96)	(112)
Equity in Earnings of Unconsolidated Affiliates	8	8	22	25
Return on True-Up Balance	352	—	352	—
Step acquisition gain	—	136	—	136
Other Income, net	18	37	54	88
Income Before Income Taxes	590	128	1,015	547
Income Tax Expense	204	118	362	264
Income Before Extraordinary Item	386	10	653	283
Extraordinary Item, net of tax	587	—	587	—
Net Income	$973	$10	$1,240	$283

Basic Earnings Per Share:
Income Before Extraordinary Item	$0.90	$0.02	$1.53	$0.66
Extraordinary Item, net of tax	1.38	—	1.38	—
Basic Earnings Per Share	$2.28	$0.02	$2.91	$0.66

Diluted Earnings Per Share:
Income Before Extraordinary Item	$0.90	$0.02	$1.52	$0.66
Extraordinary Item, net of tax	1.37	—	1.37	—
Diluted Earnings Per Share	$2.27	$0.02	$2.89	$0.66

Three months ended September 30, 2012 compared to three months ended September 30, 2011

We reported consolidated net income of $10 million ($0.02 per diluted share) for the three months ended September 30, 2012 compared to $973 million ($2.27 per diluted share) for the same period in 2011. The decrease in net income of $963 million was primarily due to the resolution of the true-up appeal in 2011 resulting in an after-tax extraordinary gain of $587 million and a $352 million return on true-up balance, a $269 million decrease in operating income (discussed by segment below), including a $252 million non-cash goodwill impairment charge, and a $140 million increase in the loss on our indexed debt securities, which were partially offset by a $157 million increase in the gain on our marketable securities, a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom, an $86 million decrease in income tax expense and a $5 million increase in other income related to an indemnification payment from a former affiliate.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

We reported consolidated net income of $283 million ($0.66 per diluted share) for the nine months ended September 30, 2012 compared to $1,240 million ($2.89 per diluted share) for the same period in 2011. The decrease in net income of $957 million was primarily due to the resolution of the true-up appeal in 2011 resulting in an after-tax extraordinary gain of $587 million and a $352 million return on true-up balance, a $296 million decrease in operating income (discussed by segment below), including a $252 million non-cash goodwill impairment charge, and a $141 million increase in the loss on our indexed debt securities, which were partially offset by a $166 million increase in the gain on our marketable securities, a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom, a $98 million decrease in income tax expense and a $12 million increase in other income related to an indemnification payment from a former affiliate.

Income Tax Expense

Our effective tax rate for the three and nine months ended September 30, 2012 was 92% and 48%, respectively, compared to 35% and 36% for both of the same periods in 2011. The increase in the effective tax rate for the three and nine months ended September 30, 2012 was primarily due to the unfavorable tax effect of the impairment of non-tax deductible goodwill of $252 million, partially offset by favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits, of $18 million and $31 million for the three and nine months ended September 30, 2012, respectively, related to CenterPoint Energy’s Internal Revenue Service (IRS) settlement of tax years 2006 through 2009.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and nine months ended September 30, 2011 and 2012.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Electric Transmission & Distribution	$244	$242	$530	$540
Natural Gas Distribution	(2)	5	153	135
Competitive Natural Gas Sales and Services	(10)	(259)	3	(262)
Interstate Pipelines	60	48	196	160
Field Services	61	55	136	153
Other Operations	4	(3)	6	2
Total Consolidated Operating Income	$357	$88	$1,024	$728

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

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
Electric transmission and distribution utility	$565	$563	$1,454	$1,492
Transition and system restoration bond companies	142	185	348	463
Total revenues	707	748	1,802	1,955
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	228	228	655	680
Depreciation and amortization, excluding transition and system restoration bond companies	70	76	207	224
Taxes other than income taxes	54	54	158	160
Transition and system restoration bond companies	111	148	252	351
Total expenses	463	506	1,272	1,415
Operating Income	$244	$242	$530	$540

Operating Income:
Electric transmission and distribution utility	$213	$205	$434	$428
Transition and system restoration bond companies (1)	31	37	96	112
Total segment operating income	$244	$242	$530	$540

Throughput (in gigawatt-hours (GWh)):
Residential	10,682	9,524	23,338	21,967
Total	24,957	23,753	62,802	61,284

Number of metered customers at end of period:
Residential	1,898,789	1,934,078	1,898,789	1,934,078
Total	2,149,594	2,189,796	2,149,594	2,189,796
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our Electric Transmission & Distribution business segment reported operating income of $242 million for the three months ended September 30, 2012, consisting of $205 million from the regulated electric transmission and distribution utility (TDU) and $37 million related to transition and system restoration bond companies (Bond Companies). For the three months ended September 30, 2011, operating income totaled $244 million, consisting of $213 million from the TDU and $31 million related to Bond Companies. TDU operating income decreased $8 million due to decreased usage ($38 million), primarily due to a return to more normal weather when compared to the weather experienced in 2011, and the impact of the 2010 rate case implemented in September 2011 ($9 million), partially offset by higher transmission-related revenues net of higher costs billed by transmission providers ($13 million), higher equity return ($9 million) primarily related to true-up proceeds, customer growth ($7 million) from the addition of over 40,000 new customers, decreased labor and benefits costs ($6 million) and increased miscellaneous revenues ($5 million), primarily from right-of-way access and easement grants.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our Electric Transmission & Distribution business segment reported operating income of $540 million for the nine months ended September 30, 2012, consisting of $428 million from the TDU and $112 million related to Bond Companies. For the nine months ended September 30, 2011, operating income totaled $530 million, consisting of $434 million from the TDU and $96 million related to Bond Companies. TDU operating income decreased $6 million due to decreased usage ($49 million), primarily due to a return to more normal weather when compared to the weather experienced in 2011, and the impact of the 2010 rate case implemented in September 2011 ($36 million), partially offset by increased miscellaneous revenues ($23 million), primarily from right-of-way access and easement grants, higher equity return ($22 million) primarily related to true-up proceeds, customer growth ($19 million) from the addition of over 40,000 new customers, higher transmission-related revenues net of higher costs billed by transmission providers ($10 million) and decreased labor and benefits costs ($6 million).

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$384	$355	$2,048	$1,575
Expenses:
Natural gas	167	134	1,203	763
Operation and maintenance	156	151	481	470
Depreciation and amortization	41	43	124	129
Taxes other than income taxes	22	22	87	78
Total expenses	386	350	1,895	1,440
Operating Income (Loss)	$(2)	$5	$153	$135

Throughput (in billion cubic feet (Bcf)):
Residential	12	12	122	90
Commercial and industrial	48	49	187	175
Total Throughput	60	61	309	265

Number of customers at end of period:
Residential	2,990,934	3,022,320	2,990,934	3,022,320
Commercial and industrial	241,838	242,001	241,838	242,001
Total	3,232,772	3,264,321	3,232,772	3,264,321

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our Natural Gas Distribution business segment reported operating income of $5 million for the three months ended September 30, 2012 compared to an operating loss of $2 million for the three months ended September 30, 2011. Operating income increased $7 million primarily as a result of reduced benefits expense ($3 million), rate increases ($2 million), the addition of over 31,000 customers ($2 million) and increased usage ($2 million). Favorable impacts were partially offset by increased depreciation and amortization expense ($2 million).

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our Natural Gas Distribution business segment reported operating income of $135 million for the nine months ended September 30, 2012 compared to $153 million for the nine months ended September 30, 2011. Operating income decreased $18 million primarily as a result of decreased throughput primarily due to the impacts of warmer winter weather partially mitigated by weather hedges and weather normalization adjustments ($27 million), increased depreciation and amortization expense ($5 million) and increased insurance expense ($7 million). Adverse impacts were partially offset by reduced labor and benefits expense ($2 million), the addition of over 31,000 customers ($4 million), lower bad debt expense ($6 million), rate increases ($9 million) and reduced other expenses ($5 million). Decreased expense related to energy efficiency programs ($4 million) and decreased expense related to lower gross receipts taxes ($11 million) were offset by a corresponding reduction in the related revenues.

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

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$584	$389	$1,876	$1,222
Expenses:
Natural gas	582	382	1,838	1,193
Operation and maintenance	10	12	31	34
Depreciation and amortization	1	2	3	4
Taxes other than income taxes	1	—	1	1
Goodwill impairment	—	252	—	252
Total expenses	594	648	1,873	1,484
Operating Income (Loss)	$(10)	$(259)	$3	$(262)
Goodwill impairment	—	252	—	252
Operating Income (Loss), excluding goodwill impairment	$(10)	$(7)	$3	$(10)

Throughput (in Bcf)	126	129	407	417

Number of customers at end of period	12,650	14,816	12,650	14,816

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our Competitive Natural Gas Sales and Services business segment reported an operating loss, excluding the goodwill impairment discussed below, of $7 million for the three months ended September 30, 2012 compared to an operating loss of $10 million for the three months ended September 30, 2011.  The increase in operating income of $3 million is due to increased operating margins of $13 million created primarily by reductions in fixed transportation and storage costs. In addition, for the three months ended September 30, 2012, there was no write-down of natural gas inventory to the lower of cost or market as compared to a $6 million write-down for the three months ended September 30, 2011. Offsetting these increases in operating income are higher operation and maintenance expenses of $2 million. The three months ended September 30, 2012 also included a charge of $9 million resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a gain of $5 million for the same period of 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our Competitive Natural Gas Sales and Services business segment reported an operating loss, excluding the goodwill impairment discussed below, of $10 million for the nine months ended September 30, 2012 compared to operating income of $3 million for the nine months ended September 30, 2011.  The decrease in operating income of $13 million is primarily due to a $22 million negative impact of mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins. The first nine months of 2012 included mark-to-market charges of $14 million compared to an $8 million benefit for the same period of 2011. Higher operation and maintenance expenses of $3 million were partially offset by a $2 million reduction in the write-down of natural gas inventory to the lower of cost or market as compared to the prior year period. An $11 million improvement was seen in operating margins primarily as a result of reductions in fixed transportation and storage costs.

Goodwill Impairment

The third quarter of 2012 includes a non-cash goodwill impairment charge of $252 million for our Competitive Natural Gas Sales and Services business segment. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in our estimate of the fair value of goodwill associated with this reporting unit.

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

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$135	$122	$424	$374
Expenses:
Natural gas	15	15	54	36
Operation and maintenance	39	37	109	111
Depreciation and amortization	13	15	40	43
Taxes other than income taxes	8	7	25	24
Total expenses	75	74	228	214
Operating Income	$60	$48	$196	$160

Equity in earnings of unconsolidated affiliates	$6	$8	$15	$20

Transportation throughput (in Bcf)	356	306	1,208	1,030

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our Interstate Pipeline business segment reported operating income of $48 million for the three months ended September 30, 2012 compared to $60 million for the three months ended September 30, 2011.  Operating income decreased $12 million primarily due to lower margins from seasonal and market-sensitive transportation contracts ($4 million) and ancillary services ($4 million), and a backhaul contract that expired in 2011 ($1 million) and the associated reduction in compressor efficiency ($2 million) on the Carthage to Perryville pipeline due to lower volumes, and lower off-system transportation revenues ($2 million). Operating income benefited from lower operations and maintenance expenses ($2 million) and taxes other than income ($1 million), partially offset by increased depreciation and amortization due to asset additions ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $6 million and $8 million for the three months ended September 30, 2011 and 2012, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline.  These higher earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our Interstate Pipeline business segment reported operating income of $160 million for the nine months ended September 30, 2012 compared to $196 million for the nine months ended September 30, 2011.  Operating income decreased $36 million due to lower margins of $32 million primarily due to a backhaul contract that expired in 2011 ($12 million), as well as the associated reduction in compressor efficiency ($8 million) on the Carthage to Perryville pipeline due to lower volumes, lower off-system transportation revenues ($6 million), lower seasonal and market-sensitive transportation contracts ($7 million) and ancillary services ($4 million). These margin decreases were partially offset by the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($5 million). Operating income also decreased as a result of higher operations and maintenance expenses ($2 million) due to a non-recurring 2011 insurance settlement related to a damaged compressor station and higher depreciation and amortization expenses ($3 million) due to asset additions, partially offset by lower taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $15 million and $20 million for the nine months ended September 30, 2011 and 2012, respectively, from its 50% interest in SESH.  These higher earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$117	$141	$305	$350
Expenses:
Natural gas	19	42	52	75
Operation and maintenance	25	29	83	82
Depreciation and amortization	9	13	28	35
Taxes other than income taxes	3	2	6	5
Total expenses	56	86	169	197
Operating Income	$61	$55	$136	$153

Equity in earnings of unconsolidated affiliates	$2	$—	$7	$5

Gathering throughput (in Bcf)	206	221	586	691

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our Field Services business segment reported operating income of $55 million for the three months ended September 30, 2012 compared to $61 million for the three months ended September 30, 2011. Operating income decreased $6 million primarily from reduced margins due to lower commodity prices ($8 million) from sales of retained natural gas and lower core gathering margins ($6 million) driven by the timing of revenues from throughput guarantees. Operating income benefited from the May 2012 acquisition of the Amoruso gathering system ($5 million) and the acquisition of an additional 50% interest in Waskom and other assets from a third party in July 2012 ($2 million). Operating income also increased ($1 million) due to the classification of earnings from the 50% partnership interest in Waskom which we already owned as operating income for August and September of 2012 instead of equity earnings as reported for prior periods.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $-0- in the three months ended September 30, 2011 and 2012, respectively, from its 50% general partnership interest in Waskom.  These amounts are included in Equity in Earnings under the Other Income (Expense) caption. As discussed above, beginning on August 1, 2012, financial results for Waskom are included in operating income. Equity income from Waskom for the month of July 2012 was less than $1 million.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our Field Services business segment reported operating income of $153 million for the nine months ended September 30, 2012 compared to $136 million for the nine months ended September 30, 2011.  Operating income increased $17 million primarily from increased margins due to gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from throughput guarantees ($30 million), partially offset by lower commodity prices ($24 million) from sales of retained natural gas. Operating income benefited from the May 2012 acquisition of the Amoruso gathering system ($6 million) and the acquisition of an additional 50% interest in Waskom and other assets from a third party in July 2012 ($2 million). Operating income also increased ($1 million) due to the classification of earnings from the 50% partnership interest in Waskom which we already owned as operating income for August and September of 2012 instead of equity earnings as reported for prior periods. Higher depreciation expense ($5 million) due to new assets placed in service was offset by lower operation and maintenance expenses ($6 million) and lower taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $7 million and $5 million in the nine months ended September 30, 2011 and 2012, respectively, from its 50% general partnership interest in Waskom.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption. As discussed above, beginning on August 1, 2012, financial results for Waskom are included in operating income.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and nine months ended September 30, 2011 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$3	$3	$9	$9
Expenses	(1)	6	3	7
Operating Income (Loss)	$4	$(3)	$6	$2

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012
	(in millions)
Cash provided by (used in):
Operating activities	$1,449	$1,379
Investing activities	(848)	(1,209)
Financing activities	(697)	332

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2012 decreased $70 million compared to the same period in 2011 due primarily to increased net tax payments ($250 million) and decreased cash provided by fuel cost recovery ($20 million), which were partially offset by increased cash related to gas storage ($59 million), increased cash provided by net regulatory assets and liabilities ($49 million), increased cash provided by net accounts receivable/payable ($44 million) and decreased cash paid for interest ($24 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2012 increased $361 million compared to the same period in 2011 due primarily to increased cash paid for acquisitions ($360 million) and decreased cash received from a grant from the U.S. Department of Energy ($110 million), which were partially offset by decreased capital expenditures ($142 million).

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first nine months of 2012 increased $1.029 billion compared to the same period in 2011 due to increased proceeds from long-term debt ($1.945 billion) and decreased debt issuance costs ($7 million), which were partially offset by increased payments of long-term debt ($619 million), increased payments of commercial paper ($244 million), decreased short-term borrowings ($40 million), increased cash paid for debt retirement ($11 million) and increased payments of common stock dividends ($7 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations.  These capital expenditures relate to reliability and safety and system expansions.  Our principal cash requirements for the remaining three months of 2012 include the following:

•	capital expenditures of approximately $478 million;

•	scheduled principal payments on transition and system restoration bonds of $62 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining three months of 2012.

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

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $77 million as of September 30, 2012.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, we currently anticipate returning to GenOn in December 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below. See “─ Executive Summary - CenterPoint Energy-Mississippi River Transmission, LLC Rate Filing” for regulatory developments related to MRT and “─ Executive Summary - CenterPoint Energy Gas Transmission Company, LLC Rate Settlement Proceeding” for regulatory developments related to CEGT.

CenterPoint Houston

June 2010 Rate Case. The order on rehearing issued by the Public Utility Commission of Texas (Texas Utility Commission) in connection with CenterPoint Houston's 2010 rate case was appealed to the Texas courts by various parties and a trial is scheduled for December 2012.

Other.  In May 2012, CenterPoint Houston filed an application, subsequently modified consistent with the Texas Utility Commission’s preliminary order, requesting approval to recover a total of approximately $47.5 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million and (4) certain rate case expenses.  In October 2012, the Texas Utility Commission approved a settlement agreement filed by the parties to recover a total of $46.2 million.  The $1.3 million reduction was attributable to settlement spending from CenterPoint Houston’s 2006 rate settlement included in the 2011 performance incentive calculation.  The settlement preserves the right for CenterPoint Houston to appeal the reduction in its requested performance bonus amount.  The rates will take effect with the commencement of CenterPoint Houston’s January 2013 billing month.

Gas Operations

Beaumont/East Texas Rate Case. In July 2012, the natural gas distribution business of CERC (Gas Operations) filed a general rate case with the Railroad Commission of Texas (Railroad Commission) and certain municipalities requesting an increase of approximately $8.6 million based on a proposed rate of return of 9.09%, a return on equity (ROE) of 11.00%, and a capital structure of 42% debt to 58% equity. Since our last rate case in this jurisdiction over six years ago, Gas Operations has invested approximately $62 million in capital expenditures, while consumption for the average residential customer has decreased and the average number of customers has declined. Rates went into effect in August 2012 for 24 cities.  All other cities suspended the rates for up to 90 days or denied any increase outright. The Railroad Commission suspended the rates for the environs and for the cities that have given up original jurisdiction for up to 150 days. The hearing on the merits is scheduled to begin in December 2012. New base rates for the remaining cities are expected to become effective in the first quarter of 2013.

Mississippi Regulatory Rate Adjustment (RRA). In May 2012, Gas Operations and the Mississippi Public Utility Staff filed a joint stipulation for the revised RRA and initial Weather Normalization Adjustment which the Mississippi Public Service Commission (MPSC) approved in May 2012.   In June 2012, Gas Operations requested an annual increase of approximately $2.2 million under the newly revised RRA based on calendar year 2011. New rates reflecting an increase of $1.744 million, as approved by the MPSC, took effect in the third quarter of 2012.

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

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations’ Houston and South Texas Divisions each submitted annual GRIP filings on March 30, 2012.  For the Houston division, this filing is to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period is $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, this filing is to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period is $2.4 million annually based on an authorized rate of return of 8.75%.  In June 2012, the Railroad Commission approved both GRIP applications as filed and the new rates were implemented in July 2012 in the applicable cities, with the exception of Houston and Pasadena. Lower GRIP rates were implemented in July 2012 for these two cities, subject to a pending appeal to the Railroad Commission. In September 2012, the Railroad Commission voted to authorize billing of the original filed GRIP rates in both cities.

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

In August 2012, CenterPoint Houston issued $300 million of 2.25% general mortgage bonds due 2022 and $500 million of 3.55% general mortgage bonds due 2042. The net proceeds from the sale of the bonds were used to fund a portion of the redemption of the general mortgage bonds discussed below.

In August 2012, CenterPoint Houston redeemed $300 million principal amount of its 5.75% general mortgage bonds due 2014 at a price of 107.332% of their principal amount and $500 million principal amount of its 7.00% general mortgage bonds due 2014 at a price of 109.397% of their principal amount.  Redemption premiums for the two series aggregated approximately $69 million.

Credit Facilities. As of October 16, 2012, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at October 16, 2012 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$7	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	—		September 9, 2016
   ________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our revolving credit facilities aggregating $2.5 billion at September 30, 2012.

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

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program. As of September 30, 2012, we and CERC Corp. had no outstanding commercial paper.

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

Temporary Investments. As of October 16, 2012, we had external temporary investments of $585 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of October 16, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2012, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2012, the amount posted as collateral aggregated approximately $25 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2012, unsecured credit limits extended to CES by counterparties aggregate $353 million and $7 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $175 million as of September 30, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remains outstanding at September 30, 2012. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of September 30, 2012, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on September 30, 2012, deferred taxes of approximately $401 million would have been payable in 2012.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of September 30, 2012, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At September 30, 2012, the recorded fair value of our non-trading energy derivatives was a net asset of $19 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. A decrease of 10% in the market prices of energy commodities from their September 30, 2012 levels would have decreased the fair value of our non-trading energy derivatives net asset by $3 million.

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

Interest Rate Risk

As of September 30, 2012, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2011 and September 30, 2012, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.7 billion and $9.7 billion, respectively, in carrying amount and having a fair value of $9.8 billion and $10.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $222 million if interest rates were to decline by 10% from their levels at September 30, 2012. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $136 million at September 30, 2012 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $23 million if interest rates were to decline by 10% from levels at September 30, 2012. Changes in the fair value of the derivative component, a $273 million recorded liability at September 30, 2012, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2012 levels, the fair value of the derivative component liability would increase by approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2012 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The ratio of earnings to fixed charges for the nine months ended September 30, 2011 and 2012 was 3.24 and 2.21, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: November 7, 2012

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