Form 10-K
period 2012-12-31
CENTERPOINT ENERGY INC
filed 2013-02-27
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (CenterPoint Energy) was $8,760,880,387 as of June 30, 2012, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 14, 2013, CenterPoint Energy had 427,671,739 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by CenterPoint Energy as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2013 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

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

Electric Transmission & Distribution

CenterPoint Houston is a transmission and distribution electric utility that operates wholly within the state of Texas. Neither CenterPoint Houston nor any other subsidiary of CenterPoint Energy makes retail or wholesale sales of electric energy or owns or operates any electric generating facilities.

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

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies, such as CenterPoint Houston, are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market included available generating capacity of approximately 74,000 megawatts (MW) at December 31, 2012. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in CenterPoint Houston's service territory.

As a result of the Final Order, in 2011 CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($587 million after-tax) and $352 million ($224 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($258 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. At December 31, 2012, CenterPoint Houston's customers consisted of approximately 75 REPs, which sell electricity to over two million metered customers in CenterPoint Houston's certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston's certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 38%, 36% and 39% of CenterPoint Houston's transmission and distribution revenues in 2010, 2011 and 2012, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 12%, 11% and 10% of CenterPoint Houston's transmission and distribution revenues in 2010, 2011 and 2012, respectively.  CenterPoint Houston's aggregate billed receivables balance from REPs as of December 31, 2012 was $158 million.  Approximately 42% and 2% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. CenterPoint Houston does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In December 2008, CenterPoint Houston received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across its service territory during the following five years. CenterPoint Houston began installing advanced meters in March 2009. In May 2012, CenterPoint Houston substantially completed the deployment of the advanced metering system having installed approximately 2.2 million smart meters. This technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years. For the first 24 months, which began in February 2009, the surcharge for residential customers was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  In September 2011, the surcharge duration was reduced from 12 years to approximately six years for residential customers and approximately eight years for commercial customers. The surcharge amounts, or duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

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

In October 2009, the U.S. Department of Energy (DOE) selected CenterPoint Houston for a $200 million grant to help fund its AMS and IG projects.  As of December 31, 2011, CenterPoint Houston had received substantially all of the $200 million of grant funding from the DOE. CenterPoint Houston used $150 million of the grant funding to accelerate completion of its deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston estimates that capital expenditures of approximately $660 million for the installation of the advanced meters and corresponding communication and data management systems were incurred over the advanced meter deployment period. CenterPoint Houston is using the other $50 million from the grant for an initial deployment of an IG which covers approximately 12% of its service territory. This initial deployment is expected to be completed in 2014.  It is expected that the capital portion of the IG project subject to partial funding by the DOE will cost approximately $140 million.

Competition

There are no other electric transmission and distribution utilities in CenterPoint Houston's service area. In order for another provider of transmission and distribution services to provide such services in CenterPoint Houston's territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in CenterPoint Houston's service area at this time. Distributed generation could result in a reduction of demand for CenterPoint Houston's electric distribution services but has not been a significant factor to date.

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

As of December 31, 2012, CenterPoint Houston had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $290 million held in trust to secure pollution control bonds that are not reflected in our consolidated financial statements because we are both the obligor on the bonds and the current owner of the bonds, (b) approximately $118 million held in trust to secure pollution control bonds for which we are obligated and (c) approximately $183 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, as of December 31, 2012, CenterPoint Houston had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70%

of property additions or cash deposited with the trustee. Approximately $2.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2012. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines - Overhead.  As of December 31, 2012, CenterPoint Houston owned 28,011 pole miles of overhead distribution lines and 3,713 circuit miles of overhead transmission lines, including 373 circuit miles operated at 69,000 volts, 2,124 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines - Underground.  As of December 31, 2012, CenterPoint Houston owned 21,151 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2012, CenterPoint Houston owned 233 major substation sites having a total installed rated transformer capacity of 54,325 megavolt amperes.

Service Centers.  CenterPoint Houston operates 14 regional service centers located on a total of 291 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

Franchises

CenterPoint Houston holds non-exclusive franchises from the incorporated municipalities in its service territory. In exchange for the payment of fees, these franchises give CenterPoint Houston the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 20 to 40 years.

Natural Gas Distribution

CERC Corp.'s natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2012, approximately 37% of Gas Operations' total throughput was to residential customers and approximately 63% was to commercial and industrial customers.

The table below reflects the number of natural gas distribution customers by state as of December 31, 2012:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	384,640	48,405	433,045
Louisiana	231,566	17,191	248,757
Minnesota	747,266	68,067	815,333
Mississippi	110,245	12,587	122,832
Oklahoma	91,795	10,694	102,489
Texas	1,493,183	89,469	1,582,652
Total Gas Operations	3,058,695	246,413	3,305,108

Gas Operations also provides unregulated services in Minnesota consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment.

The demand for intrastate natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2012, approximately 66% of the total throughput of Gas Operations' business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Supply and Transportation.  In 2012, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2012 included BP Energy Company/BP Canada

Energy Marketing (12.2% of supply volumes), Tenaska Marketing Ventures (9.6%), Cargill, Inc. (9.5%), Kinder Morgan Tejas Pipeline/Kinder Morgan Texas Pipeline (8.8%), Shell Energy North America (6.4%), Conoco Inc. (6.2%), Macquarie Energy (5.1%), Sequent Energy Management (4%), JP Morgan (3.8%), and Oneok Energy Services (3.3%). Numerous other suppliers provided the remaining 31.1% of Gas Operations' natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to ten years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

Gas Operations actively engages in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with our physical gas suppliers. Its gas supply plans generally call for 50-75% of winter supplies to be stabilized in some fashion.

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

Assets

As of December 31, 2012, Gas Operations owned approximately 72,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

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
In 2012, CES marketed approximately 562 Bcf of natural gas, related energy services and transportation to approximately 16,300 customers (including approximately 6 Bcf to affiliates) in 21 states. Not included in the 2012 customer count are approximately 12,700 natural gas customers that are served under residential and small commercial choice programs invoiced by their host utility.  CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States.
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

In addition to offering natural gas management services, CES procures and optimizes transportation and storage assets. CES currently transports natural gas on 47 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

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

Our risk control policy, which is overseen by our Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. However, up to 3 Bcf of storage gas can be sold prior to purchase or purchased prior to sale for a period not to exceed 12 months. These open positions are subject to the existing VaR limits. The VaR limits within which CES operates, a $4 million maximum, are consistent with CES' operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply. In 2012, CES' VaR averaged $0.2 million with a high of $1.0 million.

Assets

CEIP owns and operates approximately 233 miles of intrastate pipeline in Louisiana and Texas and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 0.81 Bcf per day on various interstate and intrastate pipelines and approximately 12 Bcf of storage to service its shippers and end-users.

Competition

CES competes with regional and national wholesale and retail gas marketers, including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

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

In 2012, approximately 18% of CEGT and MRT's total operating revenue was attributable to services provided to Gas Operations, an affiliate, and approximately 9% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements.  The primary terms of CEGT's firm transportation and storage contracts with Gas Operations will expire in 2021. MRT's firm transportation and storage contracts with Laclede are in their evergreen period, subject to termination by either party upon one year notice.

Southeast Supply Header, LLC. CenterPoint Southeastern Pipelines Holding, LLC, a wholly owned subsidiary of CERC, owns a 50% interest in Southeast Supply Header, LLC (SESH). SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in the third quarter of 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC. A wholly owned, indirect subsidiary of Spectra Energy Corp. owns the remaining 50% interest in SESH.

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

CERC's field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, LLC (CEFS), and subsidiaries of CEFS. CERC's field services business provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT's and MRT's pipelines, as well as other interstate and intrastate pipelines. As of the end of 2012, CERC's field services business gathered an average of approximately 2.4 Bcf per day of natural gas. In addition, CERC's field services business has the capacity available to treat up to 2.5 Bcf per day and process 625 MMcf per day of natural gas. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties.

CERC's field services business operations may be affected by changes in the demand for natural gas and natural gas liquids (NGLs), the available supply and relative price of natural gas and NGLs in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

CEFS has long-term agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of its gathering systems by up to an additional 1.3 Bcf per day. CEFS estimates that the cost to expand the capacity of its gathering systems by an additional 1.3 Bcf per day would be as much as $440 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand system capacity.

In May 2012, CEFS purchased the Amoruso gathering system located in east Texas and related assets from a subsidiary of Encana for approximately $89 million. In connection with this acquisition, CEFS entered into a 15-year gathering agreement with Encana to gather and treat its natural gas production from the Amoruso and Hilltop fields located in Robertson and Leon counties in east Texas. The gathering agreement includes volume commitments and an acreage dedication. As of the end of 2012, the Amoruso gathering system had nearly 200 MMcf per day of natural gas throughput primarily from the Deep Bossier and Cotton Valley Lime formations.

Waskom Gas Processing Company. Prior to July 31, 2012, CenterPoint Energy Gas Processing Company, a wholly owned, indirect subsidiary of CERC, owned a 50% general partnership interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets in east Texas. On July 31, 2012, CenterPoint Energy purchased the 50% interest that it did not already own in Waskom, as well as other gathering and related assets from a third-party for approximately $273 million. The Waskom plant is capable of processing approximately 320 MMcf per day of natural gas. The gathering assets owned by Waskom are capable of gathering approximately 75 MMcf per day of natural gas.

Assets

CERC's field services business owns and operates approximately 4,600 miles of gathering lines and processing plants that collect, treat and process natural gas primarily from three regions located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

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

State and Local Regulation

Electric Transmission & Distribution

CenterPoint Houston conducts its operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers its present service area and facilities. The Texas Utility Commission and municipalities have the authority to set the rates and terms of service provided by CenterPoint Houston under cost-of-service rate regulation. CenterPoint Houston holds non-exclusive franchises from the incorporated municipalities in its service territory. In exchange for payment of fees, these franchises give CenterPoint Houston the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 20 to 40 years.

CenterPoint Houston’s distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in CenterPoint Houston’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an energy efficiency cost recovery charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services.

Resolution of True-Up Appeal.  For a discussion of CenterPoint Houston’s true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Resolution of True-Up Appeal” above.

Rate Proceedings. For a discussion of CenterPoint Houston's ongoing rate proceedings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash — Regulatory Matters — CenterPoint Houston” in Item 7 of this report, which discussion is incorporated herein by reference.

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

Substantially all of Gas Operations is subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and those municipalities served by Gas Operations that have retained original jurisdiction. In certain of its jurisdictions, Gas Operations has in effect annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.

Rate Proceedings. For a discussion of Gas Operations' ongoing rate proceedings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash — Regulatory Matters — Gas Operations” in Item 7 of this report, which discussion is incorporated herein by reference.

Department of Transportation

In December 2006, Congress enacted the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (2006 Act), which reauthorized the programs adopted under the Pipeline Safety Improvement Act of 2002 (2002 Act).  These programs included several requirements related to ensuring pipeline safety, and a requirement to assess the integrity of pipeline transmission facilities in areas of high population concentration. Under the 2002 Act, remediation activities are to be performed over a 10-year period. Our pipeline subsidiaries met this initial time frame for completion of the base line assessments and are currently performing reassessments as required.

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) at the Department of Transportation (DOT) issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines.  Operators of natural gas distribution systems were required to write and implement their integrity management programs by August 2, 2011.  Our pipeline subsidiaries met this deadline.

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

In December 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act). This act increases the maximum civil penalties for pipeline safety administrative enforcement actions; requires the DOT to study and report on the expansion of integrity management requirements and the sufficiency of existing gathering line regulations to ensure safety; requires pipeline operators to verify their records on maximum allowable operating pressure; and imposes new emergency response and incident notification requirements.

We anticipate that compliance with PHMSA's regulations, performance of the remediation activities by CERC's interstate and intrastate pipelines and natural gas distribution companies and verification of records on maximum allowable operating pressure will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with DOT's integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs we incur. Implementation of the 2011 Act by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact our compliance costs. In addition, we may be subject to DOT's enforcement actions and penalties if we fail to comply with pipeline regulations.

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

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to ensure the costs of such compliance are reasonable.

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material current environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012.  Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although the adoption of new legislation is uncertain, action by the EPA to impose new standards and reporting requirements regarding GHG emissions continues.  As a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect CERC and its natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues.  On the other hand, warmer temperatures in our electric service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity or natural gas to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

The EPA continues to adopt amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule), the most recent being January 14, 2013.  Compressors and back up electrical generators used by our Interstate Pipelines, Field Services and Natural Gas Distribution segments are generally compliant. Additional rules are expected to be proposed by the EPA this year for compliance by 2016 which could require an additional $50 million to $75 million in capital expenditure over the next three years.  We believe, however, that our operations will not be materially adversely affected by such requirements.

In addition, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. The finalized regulations establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. The final rules under NESHAPS include maximum achievable control technology standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. Compliance with such rules is not expected to result in significant costs that would adversely impact our results of operations.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

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

As of December 31, 2012, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2012, CERC had collected $5.8 million from insurance companies to be used for future environmental remediation.

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

Other Environmental. From time to time we identify the presence of environmental contaminants on property where we conduct or have conducted operations.  Other such sites involving contaminants may be identified in the future.  We have remediated and expect to continue to remediate identified sites consistent with our legal obligations. From time to time we have received notices from regulatory authorities or others regarding our status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, we have been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

As of December 31, 2012, we had 8,720 full-time employees. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Electric Transmission & Distribution	2,550	1,255
Natural Gas Distribution	3,610	1,333
Competitive Natural Gas Sales and Services	148	—
Interstate Pipelines	747	—
Field Services	337	—
Other Operations	1,328	—
Total	8,720	2,588

As of December 31, 2012, approximately 30% of our employees were covered by collective bargaining agreements. The collective bargaining agreement with the International Brotherhood of Electrical Workers Union Local 66, which covers approximately 14% of our employees, is scheduled to expire in May 2013. We believe we have a good relationship with this bargaining unit and expect to negotiate a new agreement in 2013.

EXECUTIVE OFFICERS
(as of February 14, 2013)

Name	Age	Title
David M. McClanahan	63	President and Chief Executive Officer and Director
Scott M. Prochazka	46	Executive Vice President and Chief Operating Officer
Scott E. Rozzell	63	Executive Vice President, General Counsel and Corporate Secretary
Thomas R. Standish	63	Executive Vice President and Group President, Corporate and Energy Services
Gary L. Whitlock	63	Executive Vice President and Chief Financial Officer
Tracy B. Bridge	54	Senior Vice President and Division President, Electric Operations
C. Gregory Harper	48	Senior Vice President and Division Group President, Pipelines and Field Services
Joseph B. McGoldrick	59	Senior Vice President and Division President, Gas Operations

David M. McClanahan has been President and Chief Executive Officer and a director of CenterPoint Energy since September 2002. He served as Vice Chairman of Reliant Energy, Incorporated (Reliant Energy) from October 2000 to September 2002 and as President and Chief Operating Officer of Reliant Energy’s Delivery Group from April 1999 to September 2002. He previously served as Chairman of the Board of Directors of ERCOT, Chairman of the Board of the University of St. Thomas in Houston and Chairman of the Board of the American Gas Association. He currently serves on the boards of the Edison Electric Institute, the American Gas Association, and as Chairman of the Greater Houston Partnership.

Scott M. Prochazka has served as Executive Vice President and Chief Operating Officer of CenterPoint Energy since July 2012. He previously served as Senior Vice President and Division President, Electric Operations from May 2011 to July 2012; as Division Senior Vice President, Electric Operations of CenterPoint Houston from February 2009 to May 2011; as Division Senior Vice President Regional Operations of CERC from February 2008 to February 2009; and as Division Vice President, Customer Service Operations from October 2006 to February 2008. He also currently serves on the Board of Directors of ERCOT.

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

Tracy B. Bridge has served as Senior Vice President and Division President, Electric Operations since September 2012. He previously served as Senior Vice President and Division President, Gas Distribution Operations from May 2011 to September 2012; as Division Senior Vice President - Support Operations from February 2008 to May 2011; and as Division Vice President Regional Operations of CERC from January 2007 to February 2008. He previously served on the Board of Directors of the Southern Gas Association.

C. Gregory Harper has served as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008.  From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He currently serves on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America.

Joseph B. McGoldrick has served as Senior Vice President and Division President, Gas Operations since September 2012. He previously served as Senior Vice President and Division President, Energy Services from May 2011 to September 2012 and as Division President, Gas Operations from February 2007 to May 2011. He previously served on the Board of Directors of the Southern Gas Association.

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

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2012, CenterPoint Houston did business with approximately 75 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and thus remains at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston's billed receivables from REPs are from affiliates of NRG and affiliates of Energy Future Holdings. CenterPoint Houston's aggregate billed receivables balance from REPs as of December 31, 2012 was $158 million.  Approximately 42% of this amount was owed by affiliates of NRG . Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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
The AMS deployed throughout CenterPoint Houston's service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.
CenterPoint Houston has deployed an AMS throughout its service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers' premises, such as monthly readings for billing purposes and special readings associated with a customer's change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside the control of CenterPoint Houston, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse affect on CenterPoint Houston's results of operations, financial condition and cash flows.

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

CERC’s two interstate pipelines and its gathering systems compete with other interstate and intrastate pipelines and gathering systems in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. They also compete indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider alternative forms of energy. Excess pipeline capacity in the regions served by CERC's interstate pipelines could also increase competition and adversely impact CERC's ability to re-contract its available capacity when contracts expire. The actions of CERC’s competitors could lead to lower prices, which may have an adverse impact on CERC’s results of operations, financial condition and cash flows. Additionally, any reduction in the volume of natural gas transported or stored may have an adverse impact on CERC’s results of operations, financial condition and cash flows.

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

CERC is subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which CERC operates, thereby resulting in decreased sales and transportation volumes and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase CERC’s working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels. Additionally, a decrease in natural gas prices could increase the amount of collateral that CERC must provide under its hedging arrangements. Changes in geographic and seasonal natural gas price differentials affect the value of CERC's transportation and storage services and its ability to re-contract its available capacity when contracts expire.

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

CERC’s interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States. The level of drilling and production activity in these regions is dependent on economic and business factors beyond our control. The primary factor affecting both the level of drilling activity and production volumes is natural gas pricing. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the regions served by our gathering and pipeline transportation systems and our natural gas treating and processing activities. A sustained decline could also lead producers to shut in production from their existing wells. Other factors that impact production decisions include the level of production costs relative to other available production, producers’ access to needed capital and the cost of that capital, access to drilling rigs, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Regulatory changes include the potential for more restrictive rules governing the use of hydraulic fracturing, a process used in the extraction of natural gas from shale reservoir formations, and the use of water in that process. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves or to shut in production from existing reserves. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on CERC’s results of operations, financial condition and cash flows.

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

The Public Utility Holding Company Act of 1935, to which CERC Corp. and its subsidiaries were subject prior to its repeal in 2005, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that act, proposals have been put forth in some of the states in which CERC does business that have sought to expand the state regulatory frameworks to give state regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally, they may impose record-keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

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

As of December 31, 2012, we had $9.8 billion of outstanding indebtedness on a consolidated basis, which includes $3.8 billion of non-recourse transition and system restoration bonds. As of December 31, 2012, approximately $1.4 billion principal amount of this debt is required to be paid through 2015. This amount excludes principal repayments of approximately $1.2 billion on transition and system restoration bonds, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms;

•
our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)), a wholly owned subsidiary of NRG, in connection with certain indemnification obligations;

•	incremental collateral that may be required due to regulation of derivatives; and

•	provisions of relevant tax and securities laws.

As of December 31, 2012, CenterPoint Houston had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, (a) including $290 million held in trust to secure pollution control bonds that are not reflected in our consolidated financial statements because we are both the obligor on the bonds and the current owner of the bonds, (b) approximately $118 million held in trust to secure pollution control bonds for which we are obligated and (c) approximately $183 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, as of December 31, 2012, CenterPoint Houston had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2012. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

Poor investment performance of the pension plan and factors adversely affecting the calculation of pension liabilities could unfavorably impact our liquidity and results of operations.

We maintain a qualified defined benefit pension plan covering all employees. Our costs of providing this plan are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, our contributions to the plan and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase as a result of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations or government regulations that increase minimum funding requirements or the pension liability. In addition to affecting our funding requirements, each of these factors could adversely affect our results of operations and financial position.

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

Under some circumstances, we, CenterPoint Houston and CERC could incur liabilities associated with assets and businesses we, CenterPoint Houston and CERC no longer own. These assets and businesses were previously owned by Reliant Energy, Incorporated (Reliant Energy), a predecessor of CenterPoint Houston, directly or through subsidiaries and include:

•
merchant energy, energy trading and REP businesses transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001 and now owned by affiliates of NRG; and

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $73 million as of December 31, 2012.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, CenterPoint Energy returned to GenOn in the fourth quarter of 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

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

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology system failures; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, pandemic health events or other similar occurrences.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Our merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated.

From time to time, we have made and may continue to make acquisitions of businesses and assets. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable. In addition, any completed or future acquisitions involve substantial risks, including the following:

•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	we may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

•
we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt our ongoing businesses, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

Failure to attract and retain an appropriately qualified workforce could adversely impact our results of operations.

Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  As a distributor and transporter of natural gas and consumer of natural gas in its pipeline and gathering businesses, CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

Climate changes could result in more frequent and more severe weather events which could adversely affect the results of operations of our businesses.

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

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash — Regulatory Matters” in Item 7 of this report and Note 13(f) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 14, 2013, our common stock was held by approximately 39,060 shareholders of record. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol “CNP.”

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

	Market Price		Dividend Declared
	High	Low	Per Share
2011
First Quarter			$0.1975
March 17		$15.20
March 30	$17.68
Second Quarter			$0.1975
April 12		$17.23
June 30	$19.35
Third Quarter			$0.1975
July 21	$20.28
August 8		$17.24
Fourth Quarter			$0.1975
October 28	$21.29
November 25		$18.59

2012
First Quarter			$0.2025
January 3	$19.89
January 27		$18.23
Second Quarter			$0.2025
April 10		$19.06
June 18	$20.71
Third Quarter			$0.2025
August 23		$20.24
September 26	$21.45
Fourth Quarter			$0.2025
October 17	$21.75
December 28		$19.00

The closing market price of our common stock on December 31, 2012 was $19.25 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 25, 2013, we announced a regular quarterly cash dividend of $0.2075 per share, payable on March 8, 2013 to shareholders of record on February 15, 2013.

Repurchases of Equity Securities

During the quarter ended December 31, 2012, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.        Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2008(1)	2009	2010	2011 (2)		2012
	(in millions, except per share amounts)
Revenues	$11,322	$8,281	$8,785	$8,450		$7,452
Income before Extraordinary Item	446	372	442	770		417
Extraordinary Item, net of tax	—	—	—	587		—
Net income	$446	$372	$442	$1,357		$417
Basic earnings per common share:
Income before Extraordinary Item	$1.32	$1.02	$1.08	$1.81		$0.98
Extraordinary Item, net of tax	—	—	—	1.38		—
Basic earnings per common share	$1.32	$1.02	$1.08	$3.19		$0.98
Diluted earnings per common share:
Income before Extraordinary Item	$1.30	$1.01	$1.07	$1.80		$0.97
Extraordinary Item, net of tax	—	—	—	1.37		—
Diluted earnings per common share	$1.30	$1.01	$1.07	$3.17		$0.97

Cash dividends declared per common share	$0.73	$0.76	$0.78	$0.79		$0.81
Dividend payout ratio	55%	75%	72%	44%	(3)	83%
Return on average common equity	23%	16%	15%	21%	(3)	10%
Ratio of earnings to fixed charges	2.05	1.82	2.08	2.96	(3)	2.29
At year-end:
Book value per common share	$5.84	$6.74	$7.53	$9.91		$10.09
Market price per common share	12.62	14.51	15.72	20.09		19.25
Market price as a percent of book value	216%	215%	209%	203%		191%
Total assets	$19,676	$19,773	$20,111	$21,703		$22,871
Short-term borrowings	153	55	53	62		38
Transition and system restoration bonds, including current maturities	2,589	3,046	2,805	2,522		3,847
Other long-term debt, including current maturities	7,925	6,976	6,624	6,603		5,910
Capitalization:
Common stock equity	16%	21%	25%	32%		31%
Long-term debt, including current maturities	84%	79%	75%	68%		69%
Capitalization, excluding transition and system restoration bonds:
Common stock equity	20%	27%	33%	39%		42%
Long-term debt, excluding transition and system restoration bonds, and including current maturities	80%	73%	67%	61%		58%
Capital expenditures	$1,053	$1,148	$1,462	$1,191		$1,188
___________________

(1)
Net income has been retrospectively adjusted by $1 million for the year ended 2008 to reflect the adoption of new accounting guidance as of January 1, 2009 for convertible debt instruments that may be settled in cash upon conversion.

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

Business Segments

In this Management’s Discussion and Analysis, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and certain critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on this segment of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. A summary of our reportable business segments as of December 31, 2012 is set forth below:

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

Field Services

CERC’s field services business owns and operates approximately 4,600 miles of gathering pipelines and processing plants that collect, treat and process natural gas primarily from three regions located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Other Operations

Our other operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

EXECUTIVE SUMMARY

Factors Influencing Our Business

We are an energy delivery company. The majority of our revenues are generated from the gathering, processing, transportation and sale of natural gas and the transmission and delivery of electricity by our subsidiaries. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors operating income and cash flows from our business segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our Electric Transmission & Distribution and Natural Gas Distribution business segments is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. The Houston area experienced extremely hot and dry weather during 2011, and each month from April through September was one of the ten warmest months on record.  In 2012, we experienced a return to more normal weather in the summer months. However, every state in which we distribute natural gas had the warmest winter on record. In recent years, customers have typically reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic recovery in the areas we serve, the trend toward lower usage has slowed in some of the areas we serve. In addition, in many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue as the regions experience a continued economic recovery.  The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and gas distribution rates. In recent rate filings, we have sought rate mechanisms that help to decouple our results from the impacts of weather and variations in usage from levels reflected in rates, but such rate mechanisms have not yet been approved in all jurisdictions. We plan to continue to pursue such decoupling mechanisms in our future rate filings.

Our Field Services and Interstate Pipelines business segments are currently benefiting from their proximity to significant natural gas producing regions in Texas, Arkansas, Oklahoma and Louisiana.  In our Field Services business segment, the development of shale formations has helped offset declines in production from more traditional basins. The recent decline in natural gas prices has contributed to reductions in drilling activity in dry gas shale formations as well, including those served by our Field Services business segment. Many producers have shifted their focus to liquids-rich natural gas or crude oil basins. A reduction in drilling activity may result in lower throughput volumes on our systems as the wells decline over time. However, a significant amount of the volumes gathered by systems we recently developed in shale basins such as the Haynesville and Fayetteville shales are supported by contracts with annual volume commitments, or price adjustment mechanisms that provide for minimum returns on capital deployed. In monitoring performance of the segments, we focus on throughput of the pipelines and gathering systems, and in the case of Field Services, on the number of well-connects.

Our Competitive Natural Gas Sales and Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While this business utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level, or VaR, to avoid significant financial exposures.  Lower geographic and seasonal price differentials during 2010, 2011 and 2012 adversely affected results for this business segment.

The nature of our businesses requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facilities, proceeds from commercial paper and issuances of debt and equity in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to continue to improve our credit ratings over time. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

We expect to make contributions to our pension plan aggregating approximately $83 million in 2013 and may need to make larger contributions in subsequent years. Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates for our Electric Transmission & Distribution business segment and our Gas Operations in Texas.

Significant Events

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

Goodwill Impairment

We performed our annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Competitive Natural Gas Sales and Services reportable segment. We also determined that no impairment charge was required for any other reportable segment. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

Debt Financing Transactions

In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the additional true-up balance of $1.695 billion, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in CenterPoint Houston’s service territory.

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

•	competition in our mid-continent region footprint for access to natural gas supplies and markets;

•	weather variations and other natural phenomena, including the impact on operations and capital of severe weather events;

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

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)), a wholly owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•
the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp. (Energy Future Holdings), which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, joint ventures, and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the SEC.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2010	2011	2012
Revenues	$8,785	$8,450	$7,452
Expenses	7,536	7,152	6,414
Operating Income	1,249	1,298	1,038
Gain on Marketable Securities	67	19	154
Gain (Loss) on Indexed Debt Securities	(31)	35	(71)
Interest and Other Finance Charges	(481)	(456)	(422)
Interest on Transition and System Restoration Bonds	(140)	(127)	(147)
Equity in Earnings of Unconsolidated Affiliates	29	30	31
Return on True-Up Balance	—	352	—
Step acquisition gain	—	—	136
Other Income, net	12	23	38
Income Before Income Taxes and Extraordinary Item	705	1,174	757
Income Tax Expense	263	404	340
Income Before Extraordinary Item	442	770	417
Extraordinary Item, net of tax	—	587	—
Net Income	$442	$1,357	$417

Basic Earnings Per Share:
Income Before Extraordinary Item	$1.08	$1.81	$0.98
Extraordinary Item, net of tax	—	1.38	—
Net Income	$1.08	$3.19	$0.98

Diluted Earnings Per Share:
Income Before Extraordinary Item	$1.07	$1.80	$0.97
Extraordinary Item, net of tax	—	1.37	—
Net Income	$1.07	$3.17	$0.97

2012 Compared to 2011

Net Income.  We reported net income of $417 million ($0.97 per diluted share) for 2012 compared to $1.357 billion ($3.17 per diluted share) for the same period in 2011. The decrease in net income of $940 million was primarily due to the resolution in 2011 of the true-up appeal resulting in an after-tax extraordinary gain of $587 million and a $352 million return on the true-up balance, a $260 million decrease in operating income (discussed by segment below), including a $252 million non-cash goodwill impairment charge, and a $106 million increase in the loss on our indexed debt securities, which were partially offset by a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom, a $135 million increase in the gain on our marketable securities, a $64 million decrease in income tax expense and a $14 million decrease in interest expense due to lower levels of debt.

Income Tax Expense.   We reported an effective tax rate of 44.9% for 2012 compared to 34.4% for the same period in 2011. The increase in the effective tax rate of 10.5% is due to goodwill impairment of $252 million which is non-deductible for tax purposes. It is partially offset by favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits of $28 million related to the Internal Revenue Service (IRS) settlement of tax years 2006 through 2009.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for 2010, 2011 and 2012. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2010	2011	2012
Electric Transmission & Distribution	$567	$623	$639
Natural Gas Distribution	231	226	226
Competitive Natural Gas Sales and Services	16	6	(250)
Interstate Pipelines	270	248	207
Field Services	151	189	214
Other Operations	14	6	2
Total Consolidated Operating Income	$1,249	$1,298	$1,038

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2010, 2011 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2010	2011	2012
Revenues:
Electric transmission and distribution utility	$1,768	$1,893	$1,949
Transition and system restoration bond companies	437	444	591
Total revenues	2,205	2,337	2,540
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	841	908	942
Depreciation and amortization, excluding transition and system restoration bond companies	293	279	301
Taxes other than income taxes	207	210	214
Transition and system restoration bond companies	297	317	444
Total expenses	1,638	1,714	1,901
Operating Income	$567	$623	$639

Operating Income:
Electric transmission and distribution operations	$427	$496	$492
Transition and system restoration bond companies (1)	140	127	147
Total segment operating income	$567	$623	$639
Throughput (in gigawatt-hours (GWh)):
Residential	26,554	28,511	27,315
Total	76,973	80,013	78,593
Number of metered customers at end of period:
Residential	1,867,251	1,904,818	1,943,423
Total	2,110,608	2,155,710	2,199,764
___________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

2012 Compared to 2011.  Our Electric Transmission & Distribution business segment reported operating income of $639 million for 2012, consisting of $492 million from our regulated electric transmission and distribution utility operations (TDU) and $147 million related to transition and system restoration bond companies. For 2011, operating income totaled $623 million, consisting of $496 million from the TDU and $127 million related to transition and system restoration bond companies. TDU operating income decreased $4 million due to decreased usage ($54 million), primarily due to a return to more normal summer weather when compared to the previous year, and the impact of the 2010 rate case implemented in September 2011 ($34 million), partially offset by higher equity returns ($28 million) primarily related to true-up proceeds, increased miscellaneous revenues ($24 million), primarily from right-of-way easement grants, customer growth ($24 million) from the addition of over 44,000 new customers and decreased labor and benefits costs ($6 million).

2011 Compared to 2010.  Our Electric Transmission & Distribution business segment reported operating income of $623 million for 2011, consisting of $496 million from our TDU and $127 million related to transition and system restoration bond companies. For 2010, operating income totaled $567 million, consisting of $427 million from the TDU and $140 million related to transition and system restoration bond companies. TDU operating income increased $69 million due to increased usage ($51 million), primarily due to favorable weather, customer growth ($22 million) from the addition of over 45,000 new customers, lower depreciation expense ($16 million) and higher transmission-related revenues net of the costs billed by transmission providers ($13 million), partially offset by the impact of the 2010 rate case implemented in September 2011 ($12 million) and other operating expense increases ($12 million).

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2010, 2011 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2010	2011	2012
Revenues	$3,213	$2,841	$2,342
Expenses:
Natural gas	2,049	1,675	1,196
Operation and maintenance	639	655	637
Depreciation and amortization	166	166	173
Taxes other than income taxes	128	119	110
Total expenses	2,982	2,615	2,116
Operating Income	$231	$226	$226
Throughput (in Bcf):
Residential	177	172	140
Commercial and industrial	249	251	243
Total Throughput	426	423	383
Number of customers at end of period:
Residential	3,016,333	3,036,267	3,058,695
Commercial and industrial	246,891	246,220	246,413
Total	3,263,224	3,282,487	3,305,108

2012 Compared to 2011.  Our Natural Gas Distribution business segment reported operating income of $226 million for each of 2012 and 2011. Operating income was unchanged despite substantially reduced revenues from near record mild temperatures in the first quarter of 2012 that were partially mitigated by weather hedges and weather normalization adjustments ($21 million), increased depreciation and amortization expense ($7 million) and increased property taxes ($4 million). These adverse impacts were offset by certain reduced operation and maintenance expenses ($5 million), lower bad debt expense ($7 million), the addition of over 22,000 customers ($6 million) and rate increases ($12 million). Decreased expense related to energy efficiency programs ($4 million) and decreased expense related to lower gross receipts taxes ($12 million) were offset by a corresponding reduction in the related revenues.

2011 Compared to 2010.  Our Natural Gas Distribution business segment reported operating income of $226 million for 2011 compared to $231 million for 2010. Operating income decreased $5 million primarily as a result of higher benefit costs ($8 million), lower miscellaneous revenues ($7 million) and higher other expenses ($9 million). These were partially offset by the addition of 19,000 customers ($5 million), lower bad debt expense ($8 million) and rate increases ($7 million).  Increased expense related to energy efficiency programs ($19 million) and decreased expense related to lower gross receipt taxes ($10 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2010, 2011 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2010	2011	2012
Revenues	$2,651	$2,511	$1,784
Expenses:
Natural gas	2,591	2,458	1,730
Operation and maintenance	38	41	45
Depreciation and amortization	4	5	6
Taxes other than income taxes	2	1	1
Goodwill impairment	—	—	252
Total expenses	2,635	2,505	2,034
Operating Income (Loss)	$16	$6	$(250)

Throughput (in Bcf)	548	558	562

Number of customers at end of period (1)	12,193	14,267	16,330
___________________

(1)	These numbers do not include approximately 12,700 natural gas customers as of December 31, 2012 that are under residential and small commercial choice programs invoiced by their host utility.

2012 Compared to 2011. Our Competitive Natural Gas Sales and Services business segment reported operating income, excluding the goodwill impairment discussed below, of $2 million for 2012 compared to $6 million for 2011.  The decrease in operating income of $4 million was primarily due to a $24 million negative impact of mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins. 2012 included mark-to-market charges of $16 million compared to a $8 million benefit for the same period of 2011.  Substantially offsetting this decrease was a $20 million improvement in operating margins primarily as a result of the termination of uneconomic transportation contracts and an increase in retail sales customers and volumes.

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

Goodwill Impairment

A non-cash goodwill impairment charge of $252 million for our Competitive Natural Gas Sales and Services business segment was recorded in 2012. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in our estimate of the fair value of goodwill associated with this reporting unit. See Note 4 to our consolidated financial statements for further discussion of the goodwill impairment charge.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2010, 2011 and 2012 (in millions, except throughput data):

	Year Ended December 31,
	2010	2011	2012
Revenues	$601	$553	$502
Expenses:
Natural gas	93	67	57
Operation and maintenance	153	152	153
Depreciation and amortization	52	54	56
Taxes other than income taxes	33	32	29
Total expenses	331	305	295
Operating Income	$270	$248	$207

Equity in earnings of unconsolidated affiliates	$19	$21	$26

Transportation throughput (in Bcf)	1,693	1,579	1,367

2012 Compared to 2011.  Our Interstate Pipeline business segment reported operating income of $207 million for 2012 compared to $248 million for 2011. Operating income decreased $41 million primarily due to lower margins resulting from a backhaul contract that expired in 2011 ($16 million), as well as the associated reduction in compressor efficiency ($8 million) on the Carthage to Perryville pipeline due to lower volumes, lower off-system transportation revenues ($8 million), lower seasonal and market-sensitive transportation contracts ($7 million) and ancillary services ($7 million). These margin decreases were partially offset by the effects of the 10-year agreement with our natural gas distribution affiliate ($5 million) which we restructured in 2010. Operating income decreases due to higher operations and maintenance expenses ($1 million) and higher depreciation and amortization expenses ($2 million) due to asset additions were offset by lower taxes other than income taxes ($3 million).

2011 Compared to 2010.  Our Interstate Pipeline business segment reported operating income of $248 million for 2011 compared to $270 million for 2010. Operating income decreased $22 million primarily due to a backhaul contract that expired in 2011 ($22 million), as well as the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($11 million) and lower off-system revenues ($11 million). These margin decreases were partially offset by new firm transportation contracts and higher ancillary revenues ($22 million). Operating income increases due to lower operation and maintenance expenses ($1 million) and lower taxes other than income ($1 million) were offset by increased depreciation and amortization expenses ($2 million) related to new assets.

Equity Earnings. In addition, this business segment recorded equity income of $19 million, $21 million and $26 million for the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in Southeast Supply Header, LLC (SESH), a jointly-owned pipeline. The 2012 increase in equity earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income.

Field Services

The following table provides summary data of our Field Services business segment for 2010, 2011 and 2012 (in millions, except throughput data):

	Year Ended December 31,
	2010	2011	2012
Revenues	$338	$412	$506
Expenses:
Natural gas	72	68	122
Operation and maintenance	85	112	115
Depreciation and amortization	25	37	50
Taxes other than income taxes	5	6	5
Total expenses	187	223	292
Operating Income	$151	$189	$214

Equity in earnings of unconsolidated affiliates	$10	$9	$5

Gathering throughput (in Bcf)	650	823	896

2012 Compared to 2011.  Our Field Services business segment reported operating income of $214 million for 2012 compared to $189 million for 2011. Operating income increased $25 million primarily from increased margins ($36 million) due to gathering projects in the Haynesville shale, including revenues from throughput guarantees, growth in gathering services and retained natural gas volumes, and acquisitions completed during 2012 ($13 million), partially offset by lower commodity prices ($28 million) on sales of retained natural gas. Operating income also increased ($3 million) due to the classification of earnings from the 50% partnership interest in Waskom which we already owned as operating income beginning in August 2012 instead of equity earnings as reported for prior periods, due to our July 31, 2012 purchase of the 50% interest in Waskom that we did not already own. Lower operation and maintenance expenses ($7 million) were partially offset by higher depreciation expense ($6 million).

2011 Compared to 2010.  Our Field Services business segment reported operating income of $189 million for 2011 compared to $151 million for 2010. Operating income increased $38 million primarily from increased margins due to gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from throughput guarantees ($88 million), partially offset by lower commodity prices ($10 million) from sales of retained natural gas and reduced processing margins. Increases in operation and maintenance expenses ($6 million), depreciation expense ($12 million) and taxes other than income ($1 million) resulted primarily from the expansion of the Magnolia and Olympia gathering systems in North Louisiana. In addition, operating expenses in 2010 benefited from a gain on the sale of non-strategic gathering assets ($21 million).

Equity Earnings. In addition, this business segment recorded equity income of $10 million, $9 million and $5 million for the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in Waskom. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income. As discussed above, beginning on August 1, 2012, financial results for Waskom are included in operating income.

Other Operations

The following table provides summary data for our Other Operations business segment for 2010, 2011 and 2012 (in millions):

	Year Ended December 31,
	2010	2011	2012
Revenues	$11	$11	$11
Expenses (Income)	(3)	5	9
Operating Income	$14	$6	$2

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2010, 2011 and 2012 is as follows (in millions):

	Year Ended December 31,
	2010	2011	2012
Cash provided by (used in):
Operating activities	$1,386	$1,888	$1,860
Investing activities	(1,420)	(1,206)	(1,603)
Financing activities	(507)	(661)	169

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $28 million in 2012 compared to 2011 primarily due to increased net tax payments ($251 million) , which was partially offset by increased cash provided by net accounts receivable/payable ($45 million), increased cash provided by net regulatory assets and liabilities ($35 million), increased cash from non-trading derivatives ($33 million), increased cash related to gas storage inventory ($25 million), decreased net margin deposits ($19 million) and increased cash provided by fuel cost recovery ($18 million).

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

Cash Used in Investing Activities

Net cash used in investing activities increased $397 million in 2012 compared to 2011 due to increased cash paid for acquisitions ($360 million) and decreased cash received from the DOE grant ($110 million), which were partially offset by decreased capital expenditures ($91 million).

Net cash used in investing activities decreased $214 million in 2011 compared to 2010 due to decreased capital expenditures ($206 million) and increased cash received from the DOE grant ($20 million).

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased $830 million in 2012 compared to 2011 primarily due to increased proceeds from long-term debt ($1,945 million) and decreased debt issuance costs ($8 million), which were partially offset by increased payments of long-term debt ($681 million), increased payments of commercial paper ($387 million), decreased short-term borrowings ($33 million), increased cash paid for debt retirement ($11 million) and increased payments of common stock dividends ($9 million).

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

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements for 2013 include the following:

•	capital expenditures of approximately $1.7 billion;

•	the retirement of CenterPoint Houston and CERC long-term debt aggregating $815 million;

•	scheduled principal payments on transition and system restoration bonds of $447 million;

•	pension contributions aggregating approximately $83 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that cash on hand, borrowings under our credit facilities, proceeds from commercial paper and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs in 2013. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2012 and estimates of our capital expenditures for currently identified or planned projects for 2013 through 2017 (in millions):

	2012	2013	2014	2015	2016	2017
Electric Transmission & Distribution	$599	$720	$677	$557	$534	$512
Natural Gas Distribution	359	422	420	400	387	393
Competitive Natural Gas Sales and Services	6	9	25	37	36	11
Interstate Pipelines	132	201	212	128	136	126
Field Services	52	271	114	88	70	71
Other Operations	40	43	30	45	56	52
Total	$1,188	$1,666	$1,478	$1,255	$1,219	$1,165

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
Transition and system restoration bond debt	$3,847	$447	$726	$802	$1,872
Other long-term debt (1)	6,555	815	579	953	4,208
Interest payments — transition and system restoration bond debt (2)	730	135	228	176	191
Interest payments — other long-term debt (2)	3,759	327	579	497	2,356
Short-term borrowings	38	38	—	—	—
Capital leases	1	—	—	—	1
Operating leases (3)	48	12	15	8	13
Benefit obligations (4)	—	—	—	—	—
Purchase obligations (5)	4	4	—	—	—
Non-trading derivative liabilities	16	14	2	—	—
Other commodity commitments (6)	1,389	430	558	245	156
Other	6	6	—	—	—
Total contractual cash obligations	$16,393	$2,228	$2,687	$2,681	$8,797
___________________

(1)
2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) obligations are included in the 2018 and thereafter column at their contingent principal amount as of December 31, 2012 of $784 million.  These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($540 million at December 31, 2012), as discussed in Note 9 to our consolidated financial statements.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2012. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 13(c) to our consolidated financial statements.

(4)
In 2013, we expect to make contributions to our qualified pension plan aggregating approximately $83 million. We expect to contribute approximately $9 million and $18 million, respectively, to our non-qualified pension and postretirement benefits plans in 2013.

(5)	Represents capital commitments for material in connection with our Interstate Pipelines business segment.

(6)	For a discussion of other commodity commitments, please read Note 13(a) to our consolidated financial statements.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $73 million as of December 31, 2012.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, CenterPoint Energy returned to GenOn in the fourth quarter of 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

June 2010 Rate Case. The order on rehearing issued by the Public Utility Commission of Texas (Texas Utility Commission) in connection with CenterPoint Houston's 2010 rate case was appealed to the Texas courts by various parties and a trial was scheduled for December 2012. In December 2012, the parties entered into a settlement agreement prior to the trial dismissing all material provisions of the appeals.

Other.  In May 2012, CenterPoint Houston filed an application, subsequently modified consistent with the Texas Utility Commission's preliminary order, requesting approval to recover a total of approximately $47.5 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million and (4) certain rate case expenses.  In October 2012, the Texas Utility Commission approved a settlement agreement filed by the parties to recover a total of $46.2 million.  The $1.3 million reduction was attributable to settlement spending from CenterPoint Houston's 2006 rate settlement included in the 2011 performance incentive calculation.  The settlement preserves the right for CenterPoint Houston to appeal the reduction in its requested performance bonus amount.  The rates took effect with the commencement of CenterPoint Houston's January 2013 billing month.

Gas Operations

Beaumont/East Texas Rate Case. In July 2012, the natural gas distribution business of CERC (Gas Operations) filed a general rate case with the Railroad Commission of Texas (Railroad Commission) and certain municipalities requesting an increase of approximately $8.6 million based on a proposed rate of return of 9.09%, a return on equity (ROE) of 11.00%, and a capital structure with 42% debt and 58% equity. Rates went into effect in August 2012 for 24 cities.  All other cities suspended the rates for up to 90 days or denied any increase outright. The Railroad Commission suspended the rates for the environs and for the cities that have given up original jurisdiction for up to 150 days. On November 5, 2012, rates went into effect for another 13 cities. On November 15, 2012, a Unanimous Settlement Agreement was signed by all parties and resolved all issues resulting in a net revenue requirement increase of $6.2 million. On December 4, 2012, the Railroad Commission approved the Unanimous Settlement Agreement of $6.2 million and rates went into effect on December 7, 2012. Beginning January 2, 2013, a rate case expense surcharge of $0.16 was implemented and will only affect customers in the cities that gave up original jurisdictions and cities and environs of all parties involved in the Unanimous Settlement Agreement. The rate case expense surcharge will continue over the next 36 months or until all approved expenses are collected.

Mississippi Regulatory Rate Adjustment (RRA). In May 2012, Gas Operations and the Mississippi Public Utility Staff filed a joint stipulation for the revised RRA and initial Weather Normalization Adjustment which the Mississippi Public Service Commission (MPSC) approved in May 2012.   In June 2012, Gas Operations requested an annual increase of approximately $2.2 million under the newly revised RRA based on calendar year 2011. New rates reflecting an increase of approximately $1.7 million, as approved by the MPSC, took effect on September 20, 2012.

Minnesota Conservation Improvement Program (CIP). In May 2012, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) for a $4.6 million CIP incentive. The MPUC approved the incentive in December 2012.

Oklahoma Performance Based Rate Change (PBRC). In March 2012, Gas Operations filed a PBRC with the Oklahoma Corporation Commission (OCC) showing that it had earnings for 2011 above the prescribed threshold and would refund approximately $1.9 million to customers beginning in July 2012.  The OCC issued a final order approving the refund on June 6, 2012.

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations' Houston and South Texas Divisions each submitted annual GRIP filings on March 30, 2012.  For the Houston division, the filing was to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period was $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, the filing was to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period was $2.4 million annually based on an authorized rate of return of 8.75%.  In June 2012, the

Railroad Commission approved both GRIP applications as filed, and the new rates were implemented in July 2012 in the applicable cities, with the exception of Houston and Pasadena. Lower GRIP rates were implemented in July 2012 for these two cities, subject to final action by the Railroad Commission. In September 2012, the Railroad Commission approved the GRIP rates as originally filed and the rates were then implemented in the two remaining cities.

City of Houston Gas Utility Rate Inquiry.  In July 2012, the City Council of Houston adopted an ordinance to initiate a formal inquiry regarding the reasonableness of the rates charged by Gas Operations in its Houston service territory.  On January 16, 2013, the City Council of Houston voted to require a rate filing by Gas Operations by March 22, 2013. Gas Operations and the City of Houston have agreed to postpone filing of a response to the rate inquiry until at least September 2013.

Interstate Pipelines

CenterPoint Energy-Mississippi River Transmission, LLC Rate Filing. In August 2012, our subsidiary, CenterPoint Energy-Mississippi River Transmission, LLC (MRT), an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a return on equity of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of CenterPoint Energy Gas Transmission Company, LLC’s (CEGT) firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT's rate filing. In September 2012, the FERC issued an order accepting MRT's filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. In particular, the FERC limited the scope of the RCC surcharge set for hearing to the recovery of only security costs. In October 2012, MRT requested rehearing as to the proper scope of the RCC surcharge. The procedural schedule for the rate filing contemplates a hearing at the FERC in the third quarter of 2013.

CEGT Rate Settlement Proceeding. In an effort to avoid the expense of a rate case, in October 2012 CEGT initiated a settlement process with its customers. Should these discussions fail, CEGT will consider filing with the FERC for a general rate increase in 2013. CEGT will attempt to reach a mutually agreeable rate solution with its customers to recover the increased costs to maintain a safe and reliable system, but there can be no assurance that it will be successful or will avoid the initiation of a general rate case filing.

Debt Financing Transactions. In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the additional true-up balance of $1.695 billion, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in CenterPoint Houston’s service territory.

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

Credit Facilities.  As of February 14, 2013, we had the following facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at February 14, 2013 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$7	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	—		September 9, 2016
___________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our credit facilities of $2.5 billion at December 31, 2012.

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

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program. As of December 31, 2012, we and CERC Corp. had no commercial paper outstanding.

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

Temporary Investments.  As of February 14, 2013, CenterPoint Houston had external temporary investments aggregating $502 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facilities is based on our credit rating. As of February 14, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Baa3	Positive	BBB	Stable	BBB	Stable
CenterPoint Houston Senior Secured Debt	A3	Positive	A	Stable	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	BBB+	Stable	BBB	Stable
___________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2012, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2012, the amount posted as collateral aggregated approximately $21 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2012, unsecured credit limits extended to CES by counterparties aggregate $335 million and $6 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $179 million as of December 31, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $840 million remains outstanding at December 31, 2012. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2012, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on December 31, 2012, deferred taxes of approximately $405 million would have been payable in 2012.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of December 31, 2012, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings, which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	delays in cash collections attributable to billing delays;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CenterPoint Houston’s credit facility limits CenterPoint Houston’s debt (excluding transition and system restoration bonds) as a percentage of its total capitalization to 65%. CERC Corp.’s credit facility limits CERC’s debt as a percentage of its total capitalization to 65%. Our $1.2 billion credit facility contains a debt, excluding transition and system restoration bonds, to EBITDA covenant which will temporarily increase if CenterPoint Houston experiences damage from a natural disaster in its service territory that meets certain criteria. Additionally, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business segment, our Natural Gas Distribution business segment and portions of our Interstate Pipelines business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2012, we had recorded regulatory assets of $4.3 billion and regulatory liabilities of $1.1 billion.

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

We performed our annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Competitive Natural Gas Sales and Services reportable segment. We also determined that no impairment charge was required for any other reportable segment. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

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

The minimum funding requirements for the qualified pension plan were $-0-, $35 and $73 million for 2010, 2011 and 2012, respectively. We made contributions of $-0-, $65 and $73 million in 2010, 2011 and 2012 for the respective years. We expect to make contributions aggregating approximately $83 million in 2013.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $8 million, $10 million and $9 million in 2010, 2011 and 2012, respectively.

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

As of December 31, 2012, the projected benefit obligation exceeded the market value of plan assets of our pension plans by $618 million. Changes in interest rates or the market values of the securities held by the plan during 2013 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension cost was $86 million, $78 million and $82 million for 2010, 2011 and 2012, respectively, of which $44 million, $49 million and $67 million impacted pre-tax earnings.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2012, our qualified pension plan had an expected long-term rate of return on plan assets of 8.00%, which was unchanged from the rate assumed as of December 31, 2011. We believe that our actual asset allocation, on average, will approximate the targeted allocation and the estimated return on net assets. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.

As of December 31, 2012, the projected benefit obligation was calculated assuming a discount rate of 4.00%, which is a 0.90% decrease from the 4.90% discount rate assumed in 2011. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension cost for 2013, including the benefit restoration plan, is estimated to be $73 million, of which we expect $60 million to impact pre-tax earnings, based on an expected return on plan assets of 8.00% and a discount rate of 4.00% as of December 31, 2012. If the expected return assumption were lowered by 0.50% from 8.00% to 7.50%, 2013 pension cost would increase by approximately $8 million.

As of December 31, 2012, the pension plan projected benefit obligation, including the unfunded benefit restoration plan, exceeded plan assets by $618 million.  If the discount rate were lowered by 0.50% from 4.00% to 3.50%, the assumption change would increase our projected benefit obligation and 2013 pension expense by approximately $126 million and $6 million, respectively. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2012 by $103 million and would result in a charge to comprehensive income in 2012 of $15 million, net of tax.

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

Interest Rate Risk

As of December 31, 2012, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates. We have no material floating rate obligations.

As of December 31, 2011 and 2012, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.7 billion and $9.7 billion, respectively, in principal amount and having a fair value of $9.8 billion and $10.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 11 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $215 million if interest rates were to decline by 10% from their levels at December 31, 2012. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 9 to our consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $138 million at December 31, 2012 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $23 million if interest rates were to decline by 10% from levels at December 31, 2012. Changes in the fair value of the derivative component, a $268 million recorded liability at December 31, 2012, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2012 levels, the fair value of the derivative component liability would increase by approximately $7 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 9 to our consolidated financial statements for a discussion of our ZENS obligation. A decrease of 10% from the December 31, 2012 aggregate market value of these shares would result in a net loss of approximately $15 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2012, the recorded fair value of our non-trading energy derivatives was a net asset of $17 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. An increase of 10% in the market prices of energy commodities from their December 31, 2012 levels would have decreased the fair value of our non-trading energy derivatives net asset by $1 million.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2013

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012 which is included herein on page 56.

/s/ DAVID M. MCCLANAHAN
President and Chief Executive Officer

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

February 27, 2013

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2010	2011	2012
	(in millions, except per share amounts)
Revenues	$8,785	$8,450	$7,452
Expenses:
Natural gas	4,574	4,055	2,873
Operation and maintenance	1,719	1,835	1,874
Depreciation and amortization	864	886	1,050
Taxes other than income taxes	379	376	365
Goodwill impairment	—	—	252
Total	7,536	7,152	6,414
Operating Income	1,249	1,298	1,038
Other Income (Expense):
Gain on marketable securities	67	19	154
Gain (loss) on indexed debt securities	(31)	35	(71)
Interest and other finance charges	(481)	(456)	(422)
Interest on transition and system restoration bonds	(140)	(127)	(147)
Equity in earnings of unconsolidated affiliates	29	30	31
Return on true-up balance	—	352	—
Step acquisition gain	—	—	136
Other, net	12	23	38
Total	(544)	(124)	(281)
Income Before Income Taxes and Extraordinary Item	705	1,174	757
Income tax expense	263	404	340
Income Before Extraordinary Item	442	770	417
Extraordinary Item, net of tax	—	587	—
Net Income	$442	$1,357	$417

Basic Earnings Per Share:
Income Before Extraordinary Item	$1.08	$1.81	$0.98
Extraordinary Item, net of tax	—	1.38	—
Net Income	$1.08	$3.19	$0.98

Diluted Earnings Per Share:
Income Before Extraordinary Item	$1.07	$1.80	$0.97
Extraordinary Item, net of tax	—	1.37	—
Net Income	$1.07	$3.17	$0.97

Dividends Declared Per Share	$0.78	$0.79	$0.81

Weighted Average Shares Outstanding, Basic	410	426	427

Weighted Average Shares Outstanding, Diluted	413	429	430

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Net income	$442	$1,357	$417
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $5, $7 and $2)	6	(16)	(2)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0- and $-0-)	1	—	—
Other comprehensive income (loss)	7	(16)	(2)
Comprehensive income	$449	$1,341	$415

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($220 and $266 related to VIEs at December 31, 2011 and 2012, respectively)	$220	$646
Investment in marketable securities	386	540
Accounts receivable, net ($52 and $68 related to VIEs at December 31, 2011 and 2012, respectively)	773	768
Accrued unbilled revenues	326	339
Inventory	353	322
Non-trading derivative assets	87	36
Taxes receivable	—	7
Prepaid expense and other current assets ($42 and $54 related to VIEs at December 31, 2011 and 2012, respectively)	192	216
Total current assets	2,337	2,874
Property, Plant and Equipment, net	12,402	13,597
Other Assets:
Goodwill	1,696	1,468
Regulatory assets ($2,289 and $3,545 related to VIEs at December 31, 2011 and 2012, respectively)	4,619	4,324
Non-trading derivative assets	20	6
Investment in unconsolidated affiliates	472	405
Other	157	197
Total other assets	6,964	6,400
Total Assets	$21,703	$22,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$62	$38
Current portion of VIE transition and system restoration bonds long-term debt	307	447
Current portion of indexed debt	131	138
Current portion of other long-term debt	46	815
Indexed debt securities derivative	197	268
Accounts payable	560	561
Taxes accrued	207	160
Interest accrued	164	150
Non-trading derivative liabilities	46	14
Accumulated deferred income taxes, net	507	604
Other	366	380
Total current liabilities	2,593	3,575
Other Liabilities:
Accumulated deferred income taxes, net	3,832	4,153
Non-trading derivative liabilities	6	2
Benefit obligations	1,065	1,143
Regulatory liabilities	1,039	1,093
Other	305	247
Total other liabilities	6,247	6,638
Long-term Debt:
VIE transition and system restoration bonds	2,215	3,400
Other	6,426	4,957
Total long-term debt	8,641	8,357
Commitments and Contingencies (Note 13)
Shareholders’ Equity	4,222	4,301
Total Liabilities and Shareholders’ Equity	$21,703	$22,871

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Cash Flows from Operating Activities:
Net income	$442	$1,357	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	864	886	1,050
Amortization of deferred financing costs	27	30	32
Deferred income taxes	199	443	328
Extraordinary item, net of tax	—	(587)	—
Return on true-up balance	—	(352)	—
Goodwill impairment	—	—	252
Step acquisition gain	—	—	(136)
Unrealized gain on marketable securities	(67)	(19)	(154)
Unrealized loss (gain) on indexed debt securities	31	(35)	71
Write-down of natural gas inventory	6	11	4
Equity in earnings of unconsolidated affiliates, net of distributions	13	8	8
Pension contributions	(8)	(75)	(82)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	101	40	10
Inventory	(54)	11	27
Taxes receivable	(138)	138	(7)
Accounts payable	(34)	(81)	(6)
Fuel cost recovery	(9)	(70)	(52)
Non-trading derivatives, net	(5)	(13)	20
Margin deposits, net	7	34	53
Interest and taxes accrued	(2)	44	(62)
Net regulatory assets and liabilities	14	31	66
Other current assets	(2)	12	(12)
Other current liabilities	(1)	18	18
Other assets	(8)	(9)	(18)
Other liabilities	12	42	16
Other, net	(2)	24	17
Net cash provided by operating activities	1,386	1,888	1,860
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(1,509)	(1,303)	(1,212)
Acquisitions, net of cash acquired	—	—	(360)
Increase in restricted cash of transition and system restoration bond companies	(5)	(3)	(13)
Investment in unconsolidated affiliates	(18)	(12)	(5)
Cash received from U.S. Department of Energy grant	90	110	—
Other, net	22	2	(13)
Net cash used in investing activities	(1,420)	(1,206)	(1,603)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(2)	9	(24)
Proceeds from (payments of) commercial paper, net	183	102	(285)
Proceeds from long-term debt	—	550	2,495
Payments of long-term debt	(783)	(909)	(1,590)
Cash paid for debt exchange and debt retirement	—	(58)	(69)
Debt issuance costs	(2)	(24)	(16)
Payment of common stock dividends	(319)	(337)	(346)
Proceeds from issuance of common stock, net	416	6	4
Net cash provided by (used in) financing activities	(507)	(661)	169
Net Increase (Decrease) in Cash and Cash Equivalents	(541)	21	426
Cash and Cash Equivalents at Beginning of Year	740	199	220
Cash and Cash Equivalents at End of Year	$199	$220	$646
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$609	$565	$556
Income taxes (refunds), net	207	(205)	46
Non-cash transactions:
Accounts payable related to capital expenditures	137	110	110
See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2010		2011		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	391	4	425	4	426	4
Issuances related to benefit and investment plans	9	—	1	—	2	—
Issuances related to public offerings	25	—	—	—	—	—
Balance, end of year	425	4	426	4	428	4
Additional Paid-in-Capital
Balance, beginning of year		3,671		4,100		4,120
Issuances related to benefit and investment plans		114		20		10
Issuances related to public offerings, net of issuance costs		315		—		—
Balance, end of year		4,100		4,120		4,130
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		(912)		(789)		231
Net income		442		1,357		417
Common stock dividends		(319)		(337)		(346)
Balance, end of year		(789)		231		302
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(114)		(130)		(132)
Net deferred loss from cash flow hedges		(3)		(3)		(3)
Total accumulated other comprehensive loss, end of year		(117)		(133)		(135)
Total Shareholders’ Equity		$3,198		$4,222		$4,301

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy, Inc. (CenterPoint Energy) is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of December 31, 2012, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

CenterPoint Energy’s investments in unconsolidated affiliates include a 50% ownership interest in Southeast Supply Header, LLC (SESH), which owns and operates a 274-mile interstate natural gas pipeline.

Prior to July 2012, CenterPoint Energy owned a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. During 2010, CenterPoint Energy invested $20 million in Waskom. On July 31, 2012, CenterPoint Energy purchased the 50% interest that it did not already own in Waskom, as well as other gathering and related assets from a third-party for approximately $273 million. The amount of the purchase price allocated to the acquisition of the 50% interest in Waskom was approximately $201 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The $273 million purchase price was allocated as follows: $253 million to property, plant and equipment; $16 million to goodwill; and the remaining balance to other assets and liabilities. The purchase of the 50% interest in Waskom was determined to be a business combination achieved in stages, and as such CenterPoint Energy recorded a pre-tax gain of approximately $136 million on July 31, 2012, which is the result of remeasuring its original 50% interest in Waskom to fair value. As a result of the purchase, CenterPoint Energy recorded goodwill of $24 million, which includes $17 million related to Waskom (including the re-measurement of its existing 50% interest) and $7 million related to the other gathering and related assets.

Other investments, excluding marketable securities, are carried at cost.

As of December 31, 2012, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

CenterPoint Energy’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2011 and 2012, these removal costs of $912 million and $919 million, respectively, are classified as regulatory liabilities in CenterPoint Energy’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation and amortization is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Interest and allowance for funds used during construction (AFUDC) are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. During 2010, 2011 and 2012, CenterPoint Energy capitalized interest and AFUDC of $9 million, $4 million and $9 million, respectively.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. Accounts receivable are net of an allowance for doubtful accounts of $25 million at both December 31, 2011 and 2012, respectively. The provision for doubtful accounts in CenterPoint Energy’s Statements of Consolidated Income for 2010, 2011 and 2012 was $30 million, $26 million and $16 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market.  Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CenterPoint Energy’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CenterPoint Energy’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2011 and 2012, CenterPoint Energy recorded $11 million and $4 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2011	2012
	(in millions)
Materials and supplies	$166	$177
Natural gas	187	145
Total inventory	$353	$322

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

(n) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Energy considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Energy was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $42 million and $54 million at December 31, 2011 and 2012, respectively, are included in other current assets in CenterPoint Energy's Consolidated Balance Sheets. Cash and cash equivalents included $220 million and $266 million at December 31, 2011 and 2012, respectively, that was held by CenterPoint Energy’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(o) New Accounting Pronouncements

Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2011	2012
		(in millions)
Electric Transmission & Distribution	31	$7,827	$8,204
Natural Gas Distribution	32	3,959	4,321
Competitive Natural Gas Sales and Services	26	76	80
Interstate Pipelines	56	2,675	2,803
Field Services	42	1,754	2,359
Other property	24	577	610
Total		16,868	18,377
Accumulated depreciation and amortization:
Electric Transmission & Distribution		2,784	2,839
Natural Gas Distribution		1,069	1,194
Competitive Natural Gas Sales and Services		20	25
Interstate Pipelines		302	355
Field Services		72	118
Other property		219	249
Total accumulated depreciation and amortization		4,466	4,780
Property, plant and equipment, net		$12,402	$13,597

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2010, 2011 and 2012 (in millions).

	2010	2011	2012
Depreciation expense	$531	$529	$562
Amortization expense	333	357	488
Total depreciation and amortization expense	$864	$886	$1,050

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2011	2012
Beginning balance	$84	$156
Accretion expense	5	7
Revisions in estimates of cash flows	67	1
Ending balance	$156	$164

The increase of $67 million in the ARO from the revision of estimate in 2011 is primarily attributable to an increase in the disposal costs used in the cash flow assumptions. There were no material additions or settlements during the years ended December 31, 2011 and 2012.

(4)       Goodwill

Goodwill by reportable business segment as of December 31, 2011 and changes in the carrying amount of goodwill as of December 31, 2012 are as follows (in millions):

	December 31, 2011	Impairment Charge	Acquisition	December 31, 2012
Natural Gas Distribution	$746	$—	$—	$746
Interstate Pipelines	579	—	—	579
Competitive Natural Gas Sales and Services	335	252	—	83
Field Services	25	—	24	49
Other Operations	11	—	—	11
Total	$1,696	$252	$24	$1,468

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

CenterPoint Energy performed its annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Competitive Natural Gas Sales and Services reportable segment. CenterPoint Energy also determined that no impairment charge was required for any other reportable segment. Other intangibles were not material as of December 31, 2011 and 2012.

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

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2011 and 2012:

	December 31,
	2011	2012
	(in millions)
Securitized regulatory assets	$2,289	$3,545
True-up Settlement (1)	1,684	—
Unrecognized equity return (2)	(600)	(553)
Unamortized loss on reacquired debt	56	119
Pension and postretirement-related regulatory asset (3)	975	1,021
Other long-term regulatory assets (4)	215	192
Total regulatory assets	4,619	4,324

Estimated removal costs	912	919
Other long-term regulatory liabilities	127	174
Total regulatory liabilities	1,039	1,093

Total regulatory assets and liabilities, net	$3,580	$3,231

(1)
In accordance with a final order from the Public Utility Commission of Texas, (Texas Utility Commission), the true-up settlement as of December 31, 2011 was not earning a return. The regulatory asset was securitized in January 2012 as a result of the issuance of the transition bonds described below in Note 5(b).

(2)
As of December 31, 2012, CenterPoint Energy has not recognized an allowed equity return of $553 million because such return will be recognized as it is recovered in rates. During the years ended December 31, 2010, 2011 and 2012, CenterPoint Houston recognized approximately $16 million, $21 million and $47 million, respectively, of the allowed equity return.

(3)
CenterPoint Houston’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates is being deferred for rate making purposes and was addressed in its 2010 rate application pursuant to Texas law. Deferred pension and other postemployment expenses of $16 million and $14 million as of December 31, 2011 and 2012, respectively, were not earning a return.

(4)	Other regulatory assets that are not earning a return were not material as of December 31, 2011 and 2012.

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

As a result of the Final Order, in 2011 CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($587 million after taxes of $334 million) and $352 million ($224 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($258 million after-tax) will be recorded as an equity return over the life of the transition bonds.

(6)	Stock-Based Incentive Compensation Plans and Employee Benefit Plans

(a) Stock-Based Incentive Compensation Plans

CenterPoint Energy has long-term incentive plans (LTIPs) that provide for the issuance of stock-based incentives, including stock options, performance awards, restricted stock unit awards and restricted and unrestricted stock awards to officers, employees and non-employee directors.  Approximately 14 million shares of CenterPoint Energy common stock are authorized under these plans for awards.

Equity awards are granted to employees without cost to the participants. The performance awards granted in 2010, 2011 and 2012 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2010, 2011 and 2012 are subject to the performance condition that total common dividends declared during the three-year vesting period must be at least $2.34, $2.37 and $2.43 per share, respectively. The stock awards generally vest at the end of a three-year period. Upon vesting, both the performance and stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period. CenterPoint Energy issues new shares in order to satisfy stock-based payments related to LTIPs.

CenterPoint Energy recorded LTIP compensation expense of $17 million, $19 million and $18 million for the years ended December 31, 2010, 2011 and 2012, respectively.  This expense is included in Operation and Maintenance Expense in the Statements of Consolidated Income.

The total income tax benefit recognized related to LTIPs was $6 million, $7 million and $7 million for the years ended December 31, 2010, 2011 and 2012, respectively. No compensation cost related to LTIPs was capitalized as a part of inventory or fixed assets in 2010, 2011 or 2012. The actual tax benefit realized for tax deductions related to LTIPs totaled $5 million, $8 million and $14 million for 2010, 2011 and 2012, respectively.

Compensation costs for the performance and stock awards granted under LTIPs are measured using fair value and expected achievement levels on the grant date.  For performance awards with operational goals, the achievement levels are revised as goals are evaluated. The fair value of awards granted to employees is based on the closing stock price of CenterPoint Energy’s common stock on the grant date.  The compensation expense is recorded on a straight-line basis over the vesting period.  Forfeitures are estimated on the date of grant based on historical averages.

The following tables summarize CenterPoint Energy’s LTIP activity for 2012:

Stock Options

	Outstanding Options
	Year Ended December 31, 2012
	Shares (Thousands)	Weighted-Average Exercise Price	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2011	965	$8.28
Exercised	(506)	6.86
Outstanding at December 31, 2012	459	9.84	0.9	$4
Exercisable at December 31, 2012	459	9.84	0.9	4

Cash received from stock options exercised was $9 million, $5 million and $3 million for 2010, 2011 and 2012, respectively.

CenterPoint Energy has not issued stock options since 2004.

Performance Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2012
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2011	3,298	$13.99
Granted	950	18.79
Forfeited or cancelled	(164)	14.78
Vested and released to participants	(1,092)	12.42
Outstanding at December 31, 2012	2,992	16.05	1.0	$42

The outstanding and non-vested shares displayed in the table above assumes that shares are issued at the maximum performance level. The aggregate intrinsic value reflects the impact of current expectations of achievement and stock price.

Stock Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2012
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2011	1,065	$14.14
Granted	392	18.96
Forfeited or cancelled	(30)	16.32
Vested and released to participants	(432)	13.09
Outstanding at December 31, 2012	995	16.43	1.0	$19

The weighted-average grant-date fair values of awards granted were as follows for 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Performance awards	$14.21	$15.49	$18.79
Stock awards	14.26	15.81	18.96

Valuation Data

The total intrinsic value of awards received by participants was as follows for 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Stock options exercised	$4	$7	$6
Performance awards	5	7	24
Stock awards	4	7	9

The total grant date fair value of performance and stock awards which vested during the years ended December 31, 2010, 2011 and 2012 was $10 million, $12 million and $19 million, respectively.  As of December 31, 2012, there was $19 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

(b) Pension and Postretirement Benefits

CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering substantially all employees, with benefits determined using a cash balance formula. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest. Participants are 100% vested in their benefit after completing three years of service. In addition to the non-contributory qualified defined benefit pension plan, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

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

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2010		2011		2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions)
Service cost	$31	$1	$33	$1	$35	$1
Interest cost	102	25	100	24	100	23
Expected return on plan assets	(109)	(10)	(115)	(10)	(121)	(7)
Amortization of prior service cost	3	3	3	3	8	3
Amortization of net loss	59	—	57	1	60	4
Amortization of transition obligation	—	7	—	7	—	7
Benefit enhancement	—	—	—	1	—	1
Net periodic cost	$86	$26	$78	$27	$82	$32

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	Year Ended December 31,
	2010		2011		2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Discount rate	5.70%	5.70%	5.25%	5.20%	4.90%	4.80%
Expected return on plan assets	8.00	7.05	8.00	7.05	8.00	5.50
Rate of increase in compensation levels	4.60	—	4.60	—	4.20	—

In determining net periodic benefits cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of CenterPoint Energy’s pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2011 and 2012.

	December 31,
	2011		2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,969	$460	$2,085	$500
Service cost	33	1	35	1
Interest cost	100	24	100	23
Participant contributions	—	7	—	7
Benefits paid	(113)	(40)	(123)	(35)
Actuarial loss	93	41	219	38
Early retiree reinsurance program reimbursement	—	3	—	—
Medicare reimbursement	3	4	—	4
Benefit obligation, end of year	2,085	500	2,316	538
Change in Plan Assets
Fair value of plan assets, beginning of year	1,501	144	1,506	138
Employer contributions	75	21	82	20
Participant contributions	—	7	—	7
Benefits paid	(113)	(40)	(123)	(35)
Actual investment return	43	6	233	9
Fair value of plan assets, end of year	1,506	138	1,698	139
Funded status, end of year	$(579)	$(362)	$(618)	$(399)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(9)	$(9)	$(9)	$(9)
Other liabilities-benefit obligations	(570)	(353)	(609)	(390)
Net liability, end of year	$(579)	$(362)	$(618)	$(399)
Actuarial Assumptions
Discount rate	4.90%	4.80%	4.00%	3.90%
Expected return on plan assets	8.00	5.50	8.00	5.50
Rate of increase in compensation levels	4.20	—	4.00	—
Healthcare cost trend rate assumed for the next year	—	8.00	—	9.00
Prescription drug cost trend rate assumed for the next year	—	8.00	—	9.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.50	—	5.50
Year that the healthcare rate reaches the ultimate trend rate	—	2017	—	2017
Year that the prescription drug rate reaches the ultimate trend rate	—	2017	—	2017

The accumulated benefit obligation for all defined benefit pension plans was $2,064 million and $2,283 million as of December 31, 2011 and 2012, respectively.

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

For measurement purposes, healthcare and prescription costs are assumed to increase to 9.00% during 2013, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2017.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	December 31,
	2011		2012
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Unrecognized actuarial loss	$166	$25	$173	$21
Unrecognized prior service cost	15	5	14	2
Unrecognized transition obligation	—	1	—	1
Net amount recognized in accumulated other comprehensive loss	$181	$31	$187	$24

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2012 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Net loss	$(6)	$(5)
Amortization of net loss	13	1
Prior service credit	(2)	(5)
Amortization of prior service credit	1	2
Total recognized in comprehensive income	$6	$(7)

The total expense recognized in net periodic costs and other comprehensive income was $88 million and $25 million for pension and postretirement benefits, respectively, for the year ended December 31, 2012.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2013 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss	$13	$1
Unrecognized prior service cost	2	1
Amounts in accumulated comprehensive loss to be recognized in net periodic cost in 2013	$15	$2

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2011		2012
	Pension Qualified	Pension Non-qualified	Pension Qualified	Pension Non-qualified
	(in millions)
Accumulated benefit obligation	$1,966	$98	$2,184	$99
Projected benefit obligation	1,987	98	2,217	99
Fair value of plan assets	1,506	—	1,698	—

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

As part of the investment strategy discussed above, CenterPoint Energy has adopted and maintains the following weighted average allocation targets for its benefit plans:

	Pension Benefits	Postretirement Benefits
U.S. equity	22 – 38%	14 – 24%
International developed market equity	13 – 23%	3 – 13%
Emerging market equity	7 – 17%	—
Fixed income	34 – 46%	68 – 78%
Cash	0 – 2%	0 – 2%

The following tables set forth by level, within the fair value hierarchy (see Note 8), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2011 and 2012:

	Fair Value Measurements at December 31, 2011
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$(11)	$(11)	$—	$—
Common collective trust funds (1)	973	—	973	—
Corporate bonds:
Investment grade or above	129	—	129	—
Equity securities:
International companies	128	128	—	—
U.S. companies	94	94	—	—
Cash received as collateral from securities lending	69	69	—	—
U.S. government backed agencies bonds	19	19	—	—
U.S. treasuries	34	34	—	—
Mortgage backed securities	9	—	9	—
Asset backed securities	8	—	8	—
Municipal bonds	39	—	39	—
Mutual funds (2)	54	54	—	—
International government bonds	22	—	22	—
Real estate	8	—	—	8
Obligation to return cash received as collateral from securities lending	(69)	(69)	—	—
Total	$1,506	$318	$1,180	$8

(1)	39% of the amount invested in common collective trust funds is in fixed income securities, 30% is in U.S. equities and 31% is in international equities.

(2)	75% of the amount invested in mutual funds is in fixed income securities and 25% is in U.S. equities.

	Fair Value Measurements at December 31, 2012
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6	$6	$—	$—
Common collective trust funds (1)	1,134	—	1,134	—
Corporate bonds:
Investment grade or above	108	—	108	—
Equity securities:
International companies	100	100	—	—
U.S. companies	101	101	—	—
Cash received as collateral from securities lending	52	52	—	—
U.S. government backed agencies bonds	1	1	—	—
U.S. treasuries	13	13	—	—
Mortgage backed securities	9	—	9	—
Asset backed securities	7	—	7	—
Municipal bonds	48	—	48	—
Mutual funds (2)	160	160	—	—
International government bonds	8	—	8	—
Real estate	3	—	—	3
Obligation to return cash received as collateral from securities lending	(52)	(52)	—	—
Total	$1,698	$381	$1,314	$3

(1)	42% of the amount invested in common collective trust funds is in fixed income securities, 27% is in U.S. equities, 26% is in international equities and 5% is in emerging market equities.

(2)	58% of the amount invested in mutual funds is in international equities, 33% is in emerging market equities and 9% is in U.S. equities.

The pension plan utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2011 or 2012.

The changes in the fair value of the pension plan’s level 3 investments for the years ended December 31, 2011 and 2012 were not material.

The following tables present by level, within the fair value hierarchy, CenterPoint Energy’s postretirement plan assets at fair value as of December 31, 2011 and 2012, by asset category:

	Fair Value Measurements at December 31, 2011
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$138	$138	$—	$—
Total	$138	$138	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities, 19% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2012
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$139	$139	$—	$—
Total	$139	$139	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities, 19% is in U.S. equities and 8% is in international equities.

CenterPoint Energy contributed $73 million, $9 million and $16 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2012. CenterPoint Energy expects to contribute approximately $83 million, $9 million and $18 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2013.

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2013	$130	$34	$(4)
2014	141	36	(4)
2015	149	37	(5)
2016	151	39	(5)
2017	153	40	(6)
2018-2022	816	222	(39)

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2012, 19,494,130 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented approximately 22% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy’s savings plan benefit expenses were $34 million, $35 million and $36 million in 2010, 2011 and 2012, respectively.

(d) Postemployment Benefits

CenterPoint Energy provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). The Company recorded postemployment benefits of $1 million income, $7 million expense and $8 million expense in 2010, 2011 and 2012, respectively.

Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2012 was $30 million and $32 million, respectively, relating to postemployment obligations.

(e) Other Non-Qualified Plans

CenterPoint Energy has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Energy. During 2010, 2011 and 2012, CenterPoint Energy recorded benefit expense relating to these plans of $5 million, $5 million and $5 million, respectively. Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2012 was $76 million and $71 million, respectively, relating to deferred compensation plans.

Included in Benefit Obligations in CenterPoint Energy’s Consolidated Balance Sheets at December 31, 2011 and 2012 was $25 million and $29 million, respectively, relating to split-dollar life insurance arrangements.

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

As of December 31, 2012, approximately 30% of CenterPoint Energy’s employees were subject to collective bargaining agreements. The collective bargaining agreement with the International Brotherhood of Electrical Workers Union Local 66, which covers approximately 14% of CenterPoint Energy's employees, is scheduled to expire in May 2013. CenterPoint believes it has a good relationship with this bargaining unit and expects to negotiate a new agreement in 2013.

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

During the year ended December 31, 2010, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $18 million and increased natural gas expense from unrealized net losses of $14 million, a net unrealized gain of $4 million.  During the year ended December 31, 2011, CenterPoint Energy recorded increased natural gas revenues from unrealized net gains of $38 million and increased natural gas expense from unrealized net losses of $30 million, a net unrealized gain of $8 million.  During the year ended December 31, 2012, CenterPoint Energy recorded decreased natural gas revenues from unrealized net losses of $68 million and decreased natural gas expense from unrealized net gains of $52 million, a net unrealized loss of $16 million.

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in the remaining jurisdictions and in CenterPoint Houston’s service territory. CenterPoint Energy enters into heating-degree day swaps for these Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the years ended December 31, 2010, 2011 and 2012, CenterPoint Energy recognized losses of $6 million, losses of less than $1 million and gains of $8 million, respectively, related to these swaps.  The 2011/2012 winter weather hedge had a maximum payment limit of $11 million. Due to the warmer than normal weather, the maximum was reached by February 2012. Weather hedge gains and losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2011 and 2012, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2011 and 2012.

Fair Value of Derivative Instruments
	December 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$88	$1
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	20	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	15	110
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	13
Indexed debt securities derivative	Current Liabilities	—	197
Total		$123	$321

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

Fair Value of Derivative Instruments
	December 31, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$37	$1
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	6	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	5	27
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	1	4
Indexed debt securities derivative	Current Liabilities	—	268
Total		$49	$300

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 489 Bcf or a net 101 Bcf long position. Of the net long position, basis swaps constitute 73 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $26 million asset as shown on CenterPoint Energy’s Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $9 million.

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

Income Statement Impact of Derivative Activity
		Year Ended December 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$102	$43
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(144)	(63)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	35	(71)
Total		$(7)	$(91)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(107) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and 2012 was $39 million and $5 million, respectively.  The aggregate fair value of assets that are already posted as collateral was less than $1 million at both December 31, 2011 and 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and 2012, $38 million and $5 million, respectively, of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CenterPoint Energy as of December 31, 2011 and 2012 (in millions):

	December 31, 2011		December 31, 2012
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$1	$7	$1	$1
Financial institutions	—	—	—	—
Retail end users (2)	—	100	—	41
Total	$1	$107	$1	$42

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.07-$4.79 per one million British thermal units (Btu)) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-58%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value. Instruments classified as Level 3 include the revaluation of the Competitive Natural Gas Sales and Services reporting unit (See Note 4).

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the year ended December 31, 2012, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2012
	(in millions)
Assets
Corporate equities	$542	$—	$—	$—	$542
Investments, including money market funds	76	—	—	—	76
Natural gas derivatives	1	40	7	(6)	42
Total assets	$619	$40	$7	$(6)	$660
Liabilities
Indexed debt securities derivative	$—	$268	$—	$—	$268
Natural gas derivatives	5	21	5	(15)	16
Total liabilities	$5	$289	$5	$(15)	$284

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $9 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2010	2011	2012
	(in millions)
Beginning balance	$(6)	$3	$6
Total gains or (losses):
Included in earnings	4	6	3
Included in regulatory assets	(1)	—	—
Total settlements:
Included in earnings	(2)	(3)	(6)
Included in regulatory assets	8	—	—
Total purchases	—	2	—
Transfers out of Level 3(1)	—	(2)	(1)
Ending balance	$3	$6	$2
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$5	$1
________

(1)	During 2010, 2011 and 2012, CenterPoint Energy did not have material Level 3 sales or significant transfers into Level 3.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as "trading" and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.00% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,994	$10,049	$9,619	$10,807

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

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $840 million remain outstanding at December 31, 2012. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2012, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.045455 share of AOL Common. CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” At December 31, 2012, ZENS having an original principal amount of $840 million and a contingent principal amount of $784 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of reference shares deemed to be attributable to the ZENS. At December 31, 2012, the market value of such shares was approximately $540 million, which would provide an exchange amount of $611 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	TW Securities	Debt Component of ZENS	Derivative Component of ZENS
Balance at December 31, 2009	$300	$121	$201
Accretion of debt component of ZENS	—	22	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	31
Gain on TW Common	67	—	—
Balance at December 31, 2010	367	126	232
Accretion of debt component of ZENS	—	22	—
2% interest paid	—	(17)	—
Gain on indexed debt securities	—	—	(35)
Gain on TW Securities	19	—	—
Balance at December 31, 2011	386	131	197
Accretion of debt component of ZENS	—	24	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	71
Gain on TW Securities	154	—	—
Balance at December 31, 2012	$540	$138	$268

(10)	Equity

Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock.

(11)	Short-term Borrowings and Long-term Debt

	December 31, 2011		December 31, 2012
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Short-term borrowings:
Inventory financing	$—	$62	$—	$38
Total short-term borrowings	—	62	—	38
Long-term debt:
CenterPoint Energy:
ZENS(2)	—	131	—	138
Senior notes 5.95% to 6.85% due 2015 to 2018	750	—	750	—
Pollution control bonds 4.00% due 2015(3)	151	—	151	—
Pollution control bonds 4.90% to 5.95% due 2015 to 2030(4)	562	—	187	—
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 2.25% to 6.95% due 2013 to 2042	1,762	—	1,312	450
Pollution control bonds 4.250% to 5.60% due 2017 to 2027(5)	183	46	183	—
System restoration bonds 1.833% to 4.243% due 2013 to 2022	556	45	510	46
Transition bonds 0.90% to 5.63% due 2013 to 2024	1,659	262	2,890	401
CERC Corp.:
Senior notes 4.50% to 7.875% due 2013 to 2041	2,693	—	2,328	365
Commercial paper (6)	285	—	—	—
Other	1	—	1	—
Unamortized discount and premium	(63)	—	(57)	—
Total long-term debt	8,641	484	8,357	1,400
Total debt	$8,641	$546	$8,357	$1,438

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 9(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(4)	$218 million and $118 million of these series of debt were secured by general mortgage bonds of CenterPoint Houston at December 31, 2011 and 2012, respectively.

(5)	These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(6)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(a) Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $38 million as of December 31, 2011 and 2012, respectively.

(b) Long-term Debt

Transition and System Restoration Bonds. As of December 31, 2012, CenterPoint Houston had five special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates, including Bond Company IV, which issued transition bonds in January 2012 as described below. The consolidated special purpose subsidiaries are wholly owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston's retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid through a charge imposed on customers in CenterPoint Houston's service territory.

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

Credit Facilities. As of December 31, 2011 and 2012, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2011			December 31, 2012
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$16	$—	$—	$7	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	950	—	—	285	—	—	—
Total	$2,450	$—	$20	$285	$—	$11	$—

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

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at LIBOR plus 125 basis points based on CenterPoint Houston's current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of the borrower's total capitalization.

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of CERC's total capitalization.

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all debt covenants as of December 31, 2012.

Maturities.  CenterPoint Energy’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $1.3 billion in 2013, $514 million in 2014, $791 million in 2015, $716 million in 2016 and $1.0 billion in 2017.  These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $447 million in 2013, $354 million in 2014, $372 million in 2015, $391 million in 2016 and $411 million in 2017.

Liens.  As of December 31, 2012, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2010, 2011 and 2012 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2013 is approximately $189 million, and the sinking fund requirement to be satisfied in 2013 is approximately $3 million. CenterPoint Energy expects CenterPoint Houston to meet these 2013 obligations by certification of property additions. As of December 31, 2012, CenterPoint Houston’s assets were also subject to liens securing approximately $2.4 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(12)	Income Taxes

The components of CenterPoint Energy’s income tax expense were as follows:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Current income tax expense (benefit):
Federal	$40	$(63)	$—
State	24	24	12
Total current expense (benefit)	64	(39)	12
Deferred income tax expense (benefit):
Federal	220	432	280
State	(21)	11	48
Total deferred expense	199	443	328
Total income tax expense	$263	$404	$340

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Income before income taxes and extraordinary item	$705	$1,174	$757
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	247	411	265
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	2	22	39
Amortization of investment tax credit	(7)	(6)	(2)
Tax law change in deductibility of retiree health care costs	20	—	—
Increase (decrease) in settled and uncertain income tax positions	14	(5)	(33)
Goodwill impairment	—	—	88
Other, net	(13)	(18)	(17)
Total	16	(7)	75
Total income tax expense	$263	$404	$340
Effective tax rate	37.3%	34.4%	44.9%

CenterPoint Energy recorded a non-tax deductible impairment of goodwill of $252 million in September 2012. CenterPoint Energy recorded a net decrease in income tax expense of $28 million in 2012 related to the release of certain income tax reserves due to its settlements with the Internal Revenue Service (IRS).

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

CenterPoint Energy recorded a non-cash, $21 million increase to income tax expense in 2010 as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.  The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs which are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Energy reduced its deferred tax asset by approximately $32 million in March 2010.  The portion of the reduction that

CenterPoint Energy believes will be recovered through the regulatory process, or approximately $11 million, was recorded as an adjustment to regulatory assets.  The remaining $21 million of the reduction in CenterPoint Energy's deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2012
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$10	$10
Other	7	1
Total current deferred tax assets	17	11
Non-current:
Loss and credit carryforwards	214	90
Employee benefits	363	383
Other	68	64
Total non-current deferred tax assets before valuation allowance	645	537
Valuation allowance	(4)	(2)
Total non-current deferred tax assets, net of valuation allowance	641	535
Total deferred tax assets, net of valuation allowance	658	546
Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	427	439
Unrealized gain on TW securities	97	151
Deferred gas costs	—	25
Total current deferred tax liabilities	524	615
Non-current:
Depreciation	2,849	3,279
Regulatory assets, net	1,499	1,278
Other	125	131
Total non-current deferred tax liabilities	4,473	4,688
Total deferred tax liabilities	4,997	5,303
Accumulated deferred income taxes, net	$4,339	$4,757

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2012, CenterPoint Energy has approximately $93 million of federal net operating loss carryforwards which begin to expire in 2031, and approximately $378 million of state net operating loss carryforwards which expire in various years between 2013 and 2032.  CenterPoint Energy has approximately $7 million of federal capital loss carryforwards, $15 million of federal charitable contribution carryforwards and $2 million of general business credit carryforwards which expire in various years between 2013 and 2032.

CenterPoint Energy has approximately $244 million of state capital loss carryforwards which expire in 2017 for which management established a full valuation allowance of $3 million state tax effect ($2 million net of federal tax). The valuation allowance was established based upon management's evaluation that loss carryforwards may not be fully realized.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Energy’s unrecognized tax benefits (expenses):

	December 31,
	2010	2011	2012
	(in millions)
Balance, beginning of year	$187	$252	$51
Tax Positions related to prior years:
Additions	9	(1)	—
Reductions	(4)	(203)	(75)
Tax Positions related to current year:
Additions	60	5	—
Settlements	—	(1)	1
Lapse of statute of limitations	—	(1)	—
Balance, end of year	$252	$51	$(23)

The net decrease in the total amount of unrecognized tax benefits during 2012 is primarily related to the re-measurement of certain unrecognized tax benefits related to an issuance of new IRS guidance with respect to repairs on tangible property and CenterPoint Energy's IRS settlements for tax years 2006 through 2009. CenterPoint Energy has income tax refund claims pending with the IRS, as discussed below, resulting in the receivable balance for uncertain income tax positions as of December 31, 2012. CenterPoint Energy does not expect the change to the amount of unrecognized tax benefits over the twelve months ending December 31, 2013 to materially impact the financial position of CenterPoint Energy.

CenterPoint Energy has approximately $17 million, $21 million and $(3) million of unrecognized tax benefits (expenses) that, if recognized, would affect the effective income tax rate for 2010, 2011 and 2012, respectively.  CenterPoint Energy recognizes interest and penalties as a component of income tax expense.  CenterPoint Energy recognized approximately $8 million of income tax expense, $13 million of income tax benefit and $7 million of income tax benefit related to interest on uncertain income tax positions during 2010, 2011 and 2012, respectively.  CenterPoint Energy had approximately $1 million and $8 million of interest receivable on uncertain income tax positions accrued at December 31, 2011 and 2012, respectively.

Tax Audits and Settlements.   CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011 and is at various stages of the examination process. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2012.

Under a tax allocation agreement, CenterPoint Energy and GenOn Energy, Inc. (GenOn) (as successor to the entity formerly known as RRI Energy, Inc., Reliant Resources, Inc., and Reliant Energy, Inc. (RRI)) had agreed to indemnify each other for tax liabilities arising out of IRS examinations. The IRS issued a closing agreement to RRI for tax year 1998. The tax deficiency assessed by the IRS is entirely the liability of GenOn with CenterPoint Energy to be indemnified for both tax and interest. Accordingly, during 2012 CenterPoint Energy paid a federal liability of approximately $32 million offset with a receipt from GenOn of $26 million and a deferred tax asset of $5 million pertaining to the federal benefit on the deductibility of interest.

(13)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2011 and 2012 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2012, minimum payment obligations for natural gas supply commitments are approximately $430 million in 2013, $344 million in 2014, $214 million in 2015, $149 million in 2016, $96 million in 2017 and $156 million after 2017.

(b) Asset Management Agreements

Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization. Under the provisions of these asset management agreements, Gas Operations has an obligation to purchase its winter storage requirements from the asset manager. The agreements have varying terms, the longest of which expires in 2016.

(c) Lease Commitments

The following table sets forth information concerning CenterPoint Energy’s obligations under non-cancelable long-term operating leases at December 31, 2012, which primarily consist of rental agreements for building space, data processing equipment, compression equipment and rights of way (in millions):

2013	$12
2014	9
2015	6
2016	5
2017	3
2018 and beyond	13
Total	$48

Total lease expense for all operating leases was $77 million, $43 million and $27 million during 2010, 2011 and 2012, respectively.

(d) Other Commitments

In December 2008, CenterPoint Energy entered into an agreement to purchase software licenses, support and maintenance. Payment obligations under this agreement are $6 million in 2013.

(e) Long-Term Gas Gathering and Treating Agreements

CenterPoint Energy Field Services, LLC (CEFS) has long-term agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

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

(f) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant

Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In October 2012, the Nevada Supreme Court granted the plaintiffs’ motion to stay the dismissal of this case pending the filing and final disposition of their petition for a writ of certiorari to the Supreme Court of the United States. In December 2012, the plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On January 4, 2013, the Supreme Court removed the case from its docket since the plaintiffs' petition exceeded the applicable word limit. In February 2013, the plaintiffs filed a corrected petition with the Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

As of December 31, 2012, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2012, CERC had collected $5.8 million from insurance companies to be used for future environmental remediation.

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

(g) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $73 million as of December 31, 2012.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, CenterPoint Energy returned to GenOn in the fourth quarter of 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

(14)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	For the Year Ended December 31,
	2010	2011	2012
	(in millions, except per share and share amounts)
Income before extraordinary item	$442	$770	$417
Extraordinary item, net of tax	—	587	—
Net income	$442	$1,357	$417

Basic weighted average shares outstanding	409,721,000	425,636,000	427,189,000
Plus: Incremental shares from assumed conversions:
Stock options (1)	470,000	347,000	152,000
Restricted stock	2,585,000	2,741,000	2,453,000
Diluted weighted average shares	412,776,000	428,724,000	429,794,000

Basic earnings per share:
Income before extraordinary item	$1.08	$1.81	$0.98
Extraordinary item, net of tax	—	1.38	—
Net income	$1.08	$3.19	$0.98

Diluted earnings per share:
Income before extraordinary item	$1.07	$1.80	$0.97
Extraordinary item, net of tax	—	1.37	—
Net income	$1.07	$3.17	$0.97

(1)
Options to purchase 1,458,598 shares were outstanding for the year ended December 31, 2010, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective years.

(15)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,587	$1,837	$1,881	$2,145
Operating income	364	303	357	274
Income before extraordinary item	148	119	386	117
Extraordinary item, net of tax	—	—	587	—
Net income	$148	$119	$973	$117

Basic earnings per share(1)
Income before extraordinary item	$0.35	$0.28	$0.90	$0.27
Extraordinary item, net of tax	—	—	1.38	—
Net income	$0.35	$0.28	$2.28	$0.27

Diluted earnings per share(1)
Income before extraordinary item	$0.35	$0.28	$0.90	$0.27
Extraordinary item, net of tax	—	—	1.37	—
Net income	$0.35	$0.28	$2.27	$0.27

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,084	$1,525	$1,705	$2,138
Operating income	338	302	88	310
Net income	147	126	10	134

Basic earnings per share(1)	$0.34	$0.29	$0.02	$0.31

Diluted earnings per share(1)	$0.34	$0.29	$0.02	$0.31

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

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

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets		Expenditures for Long-Lived Assets
As of and for the year ended December 31, 2010:
Electric Transmission & Distribution	$2,205	(1)	$—	$582	$567	$9,817		$463
Natural Gas Distribution	3,199		14	166	231	4,575		202
Competitive Natural Gas Sales and Services	2,617		34	4	16	1,190		2
Interstate Pipelines(2)	464		137	52	270	3,672		102
Field Services(3)	289		49	25	151	1,803		668
Other	11		—	35	14	2,184	(4)	25
Reconciling Eliminations	—		(234)	—	—	(3,130)		—
Consolidated	$8,785		$—	$864	$1,249	$20,111		$1,462
As of and for the year ended December 31, 2011:
Electric Transmission & Distribution	$2,337	(1)	$—	$587	$623	$11,221		$538
Natural Gas Distribution	2,823		18	166	226	4,636		295
Competitive Natural Gas Sales and Services	2,488		23	5	6	1,089		5
Interstate Pipelines(2)	421		132	54	248	3,867		98
Field Services(3)	370		42	37	189	1,894		201
Other	11		—	37	6	2,318	(4)	54
Reconciling Eliminations	—		(215)	—	—	(3,322)		—
Consolidated	$8,450		$—	$886	$1,298	$21,703		$1,191
As of and for the year ended December 31, 2012:
Electric Transmission & Distribution	$2,540	(1)	$—	$729	$639	$11,174		$599
Natural Gas Distribution	2,320		22	173	226	4,775		359
Competitive Natural Gas Sales and Services	1,758		26	6	(250)	839		6
Interstate Pipelines(2)	356		146	56	207	4,004		132
Field Services(3)	467		39	50	214	2,453		52
Other	11		—	36	2	2,600	(4)	40
Reconciling Eliminations	—		(233)	—	—	(2,974)		—
Consolidated	$7,452		$—	$1,050	$1,038	$22,871		$1,188

(1)
Sales to affiliates of NRG in 2010, 2011 and 2012 represented approximately $583 million, $594 million and $648 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Energy Future Holdings Corp. in 2010, 2011 and 2012 represented approximately $185 million, $182 million and $162 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Interstate Pipelines recorded equity income of $19 million, $21 million and $26 million in the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $413 million, $409 million and $404 million as of December 31, 2010, 2011 and 2012 and is included in Investment in unconsolidated affiliates.

(3)
Field Services recorded equity income of $10 million, $9 million and $5 million for the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $55 million and $63 million as of December 31, 2010 and 2011, respectively, and is included in Investment in unconsolidated affiliates. Beginning on August 1, 2012, financial results for Waskom are included in operating income due to the July 31, 2012 purchase of the 50% interest in Waskom that CenterPoint Energy did not already own.

(4)
Included in total assets of Other Operations as of December 31, 2010, 2011 and 2012, are pension and other postemployment related regulatory assets of $704 million, $796 million and $832 million, respectively.

	Year Ended December 31,
Revenues by Products and Services:	2010	2011	2012
	(in millions)
Electric delivery	$2,205	$2,337	$2,540
Retail gas sales	4,412	4,019	3,328
Wholesale gas sales	1,250	1,149	613
Gas transportation and processing	785	824	847
Energy products and services	133	121	124
Total	$8,785	$8,450	$7,452

(17)	Subsequent Events

On January 25, 2013, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2075 per share of common stock payable on March 8, 2013, to shareholders of record as of the close of business on February 15, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2013 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2013 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2013 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2013 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2013 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2011

Report of Independent Registered Public Accounting Firm	100
I — Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)	101
II — Valuation and Qualifying Accounts	106

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 108, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 27, 2013; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in the index at Item 15 (a)(2).  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2013

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2010	2011	2012
	(in millions)
Expenses:
Operation and Maintenance Expenses	$(12)	$(12)	$(20)
Total	(12)	(12)	(20)
Other Income (Expense):
Interest Income from Subsidiaries	8	7	10
Other Income (Expense)	(8)	—	6
Gain (Loss) on Indexed Debt Securities	(31)	35	(71)
Interest Expense to Subsidiaries	(26)	(25)	(25)
Interest Expense	(132)	(123)	(112)
Total	(189)	(106)	(192)
Loss Before Income Taxes, Equity in Subsidiaries and Extraordinary Item	(201)	(118)	(212)
Income Tax Benefit	79	50	87
Loss Before Equity in Subsidiaries and Extraordinary Item	(122)	(68)	(125)
Equity Income of Subsidiaries	564	838	542
Income Before Extraordinary Item	442	770	417
Extraordinary Item, Net of Tax	—	587	—
Net Income	$442	$1,357	$417

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Net income	$442	$1,357	$417
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $5, $7 and $2)	6	(16)	(2)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0- and $-0-)	1	—	—
Other comprehensive income (loss)	7	(16)	(2)
Comprehensive income	$449	$1,341	$415

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2011	2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Notes receivable — subsidiaries	407	805
Accounts receivable — subsidiaries	53	136
Other assets	43	50
Total current assets	503	991
Other Assets:
Investment in subsidiaries	7,538	6,387
Notes receivable — subsidiaries	151	151
Other assets	822	856
Total other assets	8,511	7,394
Total Assets	$9,014	$8,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable — subsidiaries	$1,012	$434
Current portion of indexed debt	131	138
Indexed debt securities derivative	197	268
Accounts payable — subsidiaries	24	73
Taxes accrued	426	497
Interest accrued	19	15
Other	1	1
Total current liabilities	1,810	1,426
Other Liabilities:
Accumulated deferred tax liabilities	202	214
Benefit obligations	569	608
Notes payable — subsidiaries	750	750
Total non-current liabilities	1,521	1,572
Long-Term Debt	1,461	1,086
Shareholders’ Equity:
Common stock	4	4
Additional paid-in capital	4,120	4,130
Retained earnings	231	302
Accumulated other comprehensive loss	(133)	(135)
Total shareholders’ equity	4,222	4,301
Total Liabilities and Shareholders’ Equity	$9,014	$8,385

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2011	2012
	(in millions)
Operating Activities:
Net income	$442	$1,357	$417
Non-cash items included in net income:
Equity income of subsidiaries	(564)	(838)	(542)
Deferred income tax expense	(16)	149	113
Amortization of debt issuance costs	6	5	4
Extraordinary item, net of tax	—	(587)	—
Loss (gain) on indexed debt securities	31	(35)	71
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	78	73	39
Accounts payable	(16)	(1)	—
Other current assets	(27)	1	26
Other current liabilities	(111)	50	(63)
Common stock dividends received from subsidiaries	9	10	1,700
Other	6	(62)	(72)
Net cash provided by (used in) operating activities	(162)	122	1,693
Investing Activities:
Short-term notes receivable from subsidiaries	(37)	123	(398)
Net cash provided by (used in) investing activities	(37)	123	(398)
Financing Activities:
Payments on long-term debt	(490)	(19)	(375)
Debt issuance costs	(2)	(7)	—
Common stock dividends paid	(319)	(337)	(346)
Proceeds from issuance of common stock, net	416	6	4
Short-term notes payable to subsidiaries	594	112	(578)
Net cash provided by (used in) financing activities	199	(245)	(1,295)
Net Decrease in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.
SCHEDULE I — NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

(1) Background. The condensed parent company financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy) should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. and subsidiaries appearing in the Annual Report on Form 10-K. Credit facilities at CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) and CenterPoint Energy Resources Corp., indirect wholly owned subsidiaries of CenterPoint Energy, limit debt, excluding transition and system restoration bonds, as a percentage of their total capitalization to 65%. These covenants could restrict the ability of these subsidiaries to distribute dividends to CenterPoint Energy.

(2) New Accounting Pronouncements. In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with generally accepted accounting principles with those prepared in accordance with International Financial Reporting Standards. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on CenterPoint Energy's financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s financial position, results of operations or cash flows upon adoption.

(3) Long-term Debt. As of December 31, 2011 and 2012, CenterPoint Energy had no borrowings and approximately $16 million and $7 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2011 and 2012. CenterPoint Energy was in compliance with all debt covenants as of December 31, 2012.

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

CenterPoint Energy’s maturities of long-term debt, excluding the indexed debt securities obligation, are $420 million in 2015 and $250 million in 2017.  There are no maturities of long-term debt in 2013, 2014 or 2016.

(4) Guaranties. In September 2009 and April 2010, CenterPoint Energy Field Services, LLC (CEFS), an indirect wholly owned subsidiary of CenterPoint Energy, entered into long-term agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and Encana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS has expanded the acquired facilities. If Encana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes. CenterPoint Energy has guaranteed to fund CEFS’ obligations up to $100 million, plus any additional amount related to any expansion or additional services, upon completion of the gathering systems. As of December 31, 2012, CenterPoint Energy had guaranteed CEFS’s obligations up to an amount of $100 million under these agreements.

CENTERPOINT ENERGY, INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2012
Accumulated provisions:
Uncollectible accounts receivable	$25	$16	$1	$17	$25
Deferred tax asset valuation allowance	4	(1)	(1)	—	2
Year Ended December 31, 2011
Accumulated provisions:
Uncollectible accounts receivable	$25	$26	$—	$26	$25
Deferred tax asset valuation allowance	3	—	1	—	4
Year Ended December 31, 2010
Accumulated provisions:
Uncollectible accounts receivable	$24	$30	$—	$29	$25
Deferred tax asset valuation allowance	5	(2)	—	—	3

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 27th day of February, 2013.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ David M. McClanahan
David M. McClanahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

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
For Fiscal Year Ended December 31, 2012

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3(b)	—	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3(c)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy's Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1
4(c)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3
4(d)(1)	—
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto
			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4

4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)
4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1

4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	—	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	—	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(e)(20)	—	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	—	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)	—	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	—	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	—	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	—	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	—	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4(e)(31)	—	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(e)(32)	—	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
†4(e)(33)	—	Twenty-Second Supplemental Indenture to Exhibit 4(e)(1) dated as of August 10, 2012

†4(e)(34)	—	Officer's Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (CERC Corp.’s) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8
4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9

4(f)(15)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)
4(f)(16)	—	Supplemental Indenture No. 15 to Exhibit 4(f)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2
4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(g)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)

4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	—	$1,200,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4(j)(1)	—	$300,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4(k)	—	$950,000,000 Credit Agreement dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3

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