Form 10-Q
period 2013-03-31
CENTERPOINT ENERGY INC
filed 2013-05-02
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of April 18, 2013, CenterPoint Energy, Inc. had 428,530,395 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•
the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids, the competitive effects of the available pipeline capacity in the regions we serve, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on our interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by our field services business and transporting by our interstate pipelines, including the impact of natural gas and natural gas liquids prices on the level of drilling and production activities in the regions we serve;

•	competition in our mid-continent region footprint for access to natural gas supplies and markets;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

ii

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by credit rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•
the ability of retail electric providers (REPs), including REP affiliates of NRG and Energy Future Holdings Corp., which are CenterPoint Energy Houston Electric, LLC’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•
the performance of our midstream partnership (Midstream Partnership) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), including whether or not the Midstream Partnership is able to achieve anticipated operational and commercial synergies, or realize expected growth opportunities;

•	the integration of the operations of the businesses we contributed to the Midstream Partnership with those contributed by OGE and ArcLight;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2013

Revenues	$2,084	$2,388

Expenses:
Natural gas	969	1,224
Operation and maintenance	455	484
Depreciation and amortization	224	240
Taxes other than income taxes	98	108
Total	1,746	2,056
Operating Income	338	332

Other Income (Expense):
Gain on marketable securities	46	74
Loss on indexed debt securities	(33)	(51)
Interest and other finance charges	(110)	(98)
Interest on transition and system restoration bonds	(37)	(35)
Equity in earnings of unconsolidated affiliates	9	5
Other, net	6	6
Total	(119)	(99)

Income Before Income Taxes	219	233
Income tax expense	72	86
Net Income	$147	$147

Basic Earnings Per Share	$0.34	$0.34

Diluted Earnings Per Share	$0.34	$0.34

Dividends Declared Per Share	$0.2025	$0.2075

Weighted Average Shares Outstanding, Basic	426	428

Weighted Average Shares Outstanding, Diluted	428	430

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2013
Net income	$147	$147
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2 and $2)	2	3
Total	2	3
Comprehensive income	$149	$150

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2012	March 31, 2013
Current Assets:
Cash and cash equivalents ($266 and $166 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	$646	$245
Investment in marketable securities	540	614
Accounts receivable, net ($68 and $65 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	768	860
Accrued unbilled revenues	339	276
Natural gas inventory	145	22
Materials and supplies	177	181
Non-trading derivative assets	36	18
Taxes receivable	7	10
Prepaid expenses and other current assets ($54 and $53 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	216	137
Total current assets	2,874	2,363

Property, Plant and Equipment:
Property, plant and equipment	18,377	18,598
Less accumulated depreciation and amortization	4,780	4,890
Property, plant and equipment, net	13,597	13,708

Other Assets:
Goodwill	1,468	1,468
Regulatory assets ($3,545 and $3,470 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	4,324	4,229
Non-trading derivative assets	6	5
Investment in unconsolidated affiliates	405	400
Other	197	197
Total other assets	6,400	6,299

Total Assets	$22,871	$22,370

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2012	March 31, 2013
Current Liabilities:
Short-term borrowings	$38	$—
Current portion of VIE transition and system restoration bonds long-term debt	447	417
Current portion of indexed debt	138	139
Current portion of other long-term debt	815	524
Indexed debt securities derivative	268	319
Accounts payable	561	510
Taxes accrued	160	123
Interest accrued	150	128
Non-trading derivative liabilities	14	10
Accumulated deferred income taxes, net	604	609
Other	380	347
Total current liabilities	3,575	3,126

Other Liabilities:
Accumulated deferred income taxes, net	4,153	4,211
Non-trading derivative liabilities	2	2
Benefit obligations	1,143	1,137
Regulatory liabilities	1,093	1,135
Other	247	258
Total other liabilities	6,638	6,743

Long-term Debt:
VIE transition and system restoration bonds	3,400	3,269
Other	4,957	4,861
Total long-term debt	8,357	8,130

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (427,599,564 shares and 428,523,140 shares outstanding at December 31, 2012 and March 31, 2013, respectively)	4	4
Additional paid-in capital	4,130	4,139
Retained earnings	302	360
Accumulated other comprehensive loss	(135)	(132)
Total shareholders’ equity	4,301	4,371

Total Liabilities and Shareholders’ Equity	$22,871	$22,370

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash Flows from Operating Activities:
Net income	$147	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224	240
Amortization of deferred financing costs	8	8
Deferred income taxes	64	57
Unrealized gain on marketable securities	(46)	(74)
Unrealized loss on indexed debt securities	33	51
Write-down of natural gas inventory	4	—
Equity in earnings of unconsolidated affiliates, net of distributions	2	4
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	193	(66)
Inventory	94	119
Taxes receivable	—	(3)
Accounts payable	(172)	(33)
Fuel cost recovery	(43)	105
Non-trading derivatives, net	(3)	7
Margin deposits, net	14	12
Interest and taxes accrued	(87)	(76)
Net regulatory assets and liabilities	42	39
Other current assets	(7)	8
Other current liabilities	(57)	(32)
Other assets	2	1
Other liabilities	8	7
Other, net	4	12
Net cash provided by operating activities	424	533

Cash Flows from Investing Activities:
Capital expenditures	(264)	(271)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(15)	1
Investment in unconsolidated affiliates	(4)	—
Other, net	(9)	(4)
Net cash used in investing activities	(292)	(274)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(38)
Proceeds from (payments of) commercial paper, net	(285)	61
Proceeds from long-term debt	1,695	—
Payments of long-term debt	(526)	(612)
Debt issuance costs	(8)	—
Payment of common stock dividends	(87)	(89)
Proceeds from issuance of common stock, net	2	1
Other, net	6	17
Net cash provided by (used in) financing activities	744	(660)

Net Increase (Decrease) in Cash and Cash Equivalents	876	(401)
Cash and Cash Equivalents at Beginning of Period	220	646
Cash and Cash Equivalents at End of Period	$1,096	$245

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$178	$147
Income tax refunds, net	(8)	(3)
Non-cash transactions:
Accounts payable related to capital expenditures	88	92
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2012 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities, natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. As of March 31, 2013, CenterPoint Energy’s indirect wholly owned subsidiaries included:

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

As of March 31, 2013, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the transparency of changes in other comprehensive income and items reclassified out of Accumulated Other Comprehensive Income in financial statements. This new guidance is effective for a reporting entity's first reporting period beginning after December 15, 2012 and should be applied prospectively. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

In December 2011 and January 2013, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (ASU 2011-11) and No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” (ASU 2013-01), respectively. The objective of ASU 2011-11 is to enhance disclosures about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2013-01 is to clarify which instruments and transactions are subject to ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 are effective for a reporting entity's first reporting period beginning on or after January 1, 2013 and should be applied retrospectively. CenterPoint Energy's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2012		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$9	$—	$11	$—
Interest cost	25	6	23	5
Expected return on plan assets	(30)	(2)	(34)	(2)
Amortization of prior service credit	2	1	2	—
Amortization of net loss	15	1	16	2
Amortization of transition obligation	—	2	—	2
Net periodic cost	$21	$8	$18	$7

________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

Three Months Ended March 31, 2013
Pension and Postretirement Plans
(in millions)

Beginning Balance	$(132)
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (1)	1
Actuarial gains (1)	4
Total reclassifications from accumulated other comprehensive income	5
Tax expense	(2)
Net current period other comprehensive income	3
Ending Balance	$(129)
________________

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $92 million to its pension plans in 2013, of which approximately $8 million was contributed during the three months ended March 31, 2013. A contribution of approximately $27 million was made in April 2013.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2013, of which approximately $4 million was contributed during the three months ended March 31, 2013.

(4)	Regulatory Accounting

As of March 31, 2013, CenterPoint Energy has not recognized an allowed equity return of $545 million because such return will be recognized as it is recovered in rates. During both the three months ended March 31, 2012 and 2013, CenterPoint Houston recognized approximately $8 million of the allowed equity return not previously recognized.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas Operations in Texas and Minnesota do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in these jurisdictions. CenterPoint Energy enters into heating-degree day swaps for these Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three months ended March 31, 2012 and 2013, CenterPoint Energy recognized gains of $6 million and losses of $3 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2012 and March 31, 2013, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2012 and 2013.

Fair Value of Derivative Instruments
		December 31, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$37	$1
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	6	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	5	27
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	1	4
Indexed debt securities derivative	Current Liabilities	—	268
Total		$49	$300
 ________________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 489 billion cubic feet (Bcf) or a net 101 Bcf long position.  Of the net long position, basis swaps constitute 73 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $26 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $9 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2012
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$42	$(6)	$36
Other Assets: Non-trading derivative assets	7	(1)	6
Current Liabilities: Non-trading derivative liabilities	(28)	14	(14)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$17	$9	$26
________________

(1)	Gross Amounts Recognized contain some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		March 31, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$26	$8
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	5	1
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	11
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	1	2
Indexed debt securities derivative	Current Liabilities	—	319
Total		$33	$341
 ________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 492 Bcf or a net 107 Bcf long position. Of the net long position, basis swaps constitute 57 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was an $11 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of less than $1 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$27	$(9)	$18
Other Assets: Non-trading derivative assets	6	(1)	5
Current Liabilities: Non-trading derivative liabilities	(19)	9	(10)
Other Liabilities: Non-trading derivative liabilities	(3)	1	(2)
Total	$11	$—	$11
________________

(1)	Gross Amounts Recognized contain some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$51	$(14)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(81)	16
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(33)	(51)
Total		$(63)	$(49)

 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(38) million and $-0- of costs in 2012 and 2013, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2012 and March 31, 2013 was $5 million and $3 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2012 and March 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2012 and March 31, 2013, $5 million and $2 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.71-$4.75 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-49%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2013, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2012

	(in millions)
Assets
Corporate equities	$542	$—	$—	$—	$542
Investments, including money market funds	76	—	—	—	76
Natural gas derivatives	1	40	7	(6)	42
Total assets	$619	$40	$7	$(6)	$660
Liabilities
Indexed debt securities derivative	$—	$268	$—	$—	$268
Natural gas derivatives	5	21	5	(15)	16
Total liabilities	$5	$289	$5	$(15)	$284
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $9 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2013

	(in millions)
Assets
Corporate equities	$616	$—	$—	$—	$616
Investments, including money market funds	75	—	—	—	75
Natural gas derivatives	4	23	6	(10)	23
Total assets	$695	$23	$6	$(10)	$714
Liabilities
Indexed debt securities derivative	$—	$319	$—	$—	$319
Natural gas derivatives	2	17	3	(10)	12
Total liabilities	$2	$336	$3	$(10)	$331
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of less than $1 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2012	2013
	(in millions)
Beginning balance	$6	$2
Total gains (1)	2	2
Total settlements (1)	(4)	(1)
Transfers out of Level 3	(1)	—
Ending balance (2)	$3	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$2
 ________________

(1)
CenterPoint Energy did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three months ended March 31, 2012 or 2013.

(2)	During both the three months ended March 31, 2012 and 2013, CenterPoint Energy did not have significant Level 3 purchases, sales or transfers into Level 3.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.00% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$9,619	$10,807	$9,071	$10,151

(7) Midstream Partnership

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form a midstream partnership (Midstream Partnership) that will initially operate as a private limited partnership. On May 1, 2013, the parties closed on the formation of the Midstream Partnership. In connection with the closing (i) CERC Corp. converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became the Midstream Partnership, (ii) CERC Corp. contributed to the Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC (CEGT), CenterPoint Energy - Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC, and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC to the Midstream Partnership. The Midstream Partnership is controlled equally by CERC Corp. and OGE.

(8)	Goodwill

Goodwill by reportable business segment as of December 31, 2012 and March 31, 2013 was as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	83
Field Services	49
Other Operations	11
Total	$1,468

(9)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2012, 427,599,730 shares of CenterPoint Energy, Inc. common stock were issued and 427,599,564 shares were outstanding. At March 31, 2013, 428,523,306 shares of CenterPoint Energy, Inc. common stock were issued and 428,523,140 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2012 and March 31, 2013.

(10)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $38 million and $-0- as of December 31, 2012 and March 31, 2013, respectively.

(b)	Long-term Debt

Credit Facilities. As of December 31, 2012 and March 31, 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2012			March 31, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$7	$—	$—	$7	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	950	—	—	—	—	—	61
Total	$2,450	$—	$11	$—	$—	$11	$61

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

The effective tax rate for the three months ended March 31, 2013 was 37%, compared to 33% for the same period in 2012. The lower effective tax rate for the three months ended March 31, 2012 was primarily due to an $11 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service (IRS) of CenterPoint Energy's consolidated federal income tax returns for tax years 2006 and 2007.

On January 2, 2013, The American Taxpayer Relief Act of 2012 was signed into law. For CenterPoint Energy, the most significant provision is the extension for one year of the 50 percent bonus depreciation for qualified property. The provision applies to qualified property placed in service before January 1, 2014 (before January 1, 2015, for certain longer-lived and transportation assets). CenterPoint Energy has reflected the effect of the change in tax law in the three months ended March 31, 2013.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits (expenses) at December 31, 2012 and March 31, 2013:

	December 31, 2012	March 31, 2013
	(in millions)
Unrecognized tax expenses	$(23)	$(23)
Portion of unrecognized tax expenses that, if recognized, would increase the effective income tax rate	(3)	(3)
Interest accrued on unrecognized tax expenses	(8)	(8)

CenterPoint Energy does not expect the change to the amount of unrecognized tax expenses over the twelve months ending March 31, 2014 to materially impact the financial position of CenterPoint Energy.

CenterPoint Energy's consolidated federal income tax returns have been audited by the IRS and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of March 31, 2013.

(12)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2013, minimum payment obligations for natural gas supply commitments are approximately $204 million for the remaining nine months in 2013, $328 million in 2014, $219 million in 2015, $152 million in 2016, $99 million in 2017 and $158 million after 2017.

(b)	Long-Term Agreements

Long-term Gas Gathering and Treating Agreements. CEFS has long-term agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

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

Long-term Agreement with XTO Energy. In March 2013, CenterPoint Energy Bakken Crude Services, LLC (CEBCS), a wholly owned subsidiary of the Midstream Partnership, entered into a long-term agreement with XTO Energy Inc. (XTO), a subsidiary of Exxon Mobil Corporation, to provide gathering services for certain of XTO’s crude oil production through a new crude oil gathering and transportation pipeline system in North Dakota’s liquids-rich Bakken shale. The agreement with XTO was entered into pursuant to the open season announced by CEBCS in February 2013. Under the terms of the agreement, which includes volume commitments, CEBCS will provide service to XTO over a gathering system to be constructed by CEBCS in Dunn and McKenzie counties in North Dakota with a capacity of up to 19,500 barrels per day. CEBCS estimates that the construction of these facilities may cost as much as $125 million.

(c)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. The other defendants may seek rehearing en banc before the Ninth Circuit or seek further review by filing a writ of certiorari with the U.S. Supreme Court. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In December 2012, the plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On April 1, 2013, the Supreme Court asked for a reply brief. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.  The district court subsequently signed an order dismissing without prejudice certain defendants from both lawsuits, including the remaining CenterPoint Energy defendants.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At March 31, 2013, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of March 31, 2013, CERC had collected $5.9 million from insurance companies to be used for future environmental remediation.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $70 million as of March 31, 2013.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership under long-term gas gathering and treating agreements with Encana and Shell. As of May 1, 2013, CenterPoint Energy, Inc. had guaranteed the Midstream Partnership's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership, CEGT and MRT under certain contractual arrangements with third parties, which guarantees are scheduled to expire between July 2013 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $157.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. During the month of April 2013, the obligations supported by the CERC Corp. Midstream Guarantees totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of the Midstream Partnership, the Midstream Partnership and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees within 180 days following the formation of the Midstream Partnership by causing the Midstream Partnership or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of the Midstream Partnership's obligations under its $1.05 billion 3-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

(13)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2012	2013
	(in millions, except share and per share amounts)
Net income	$147	$147

Basic weighted average shares outstanding	426,499,000	427,961,000
Plus: Incremental shares from assumed conversions:
Stock options	240,000	100,000
Restricted stock	1,753,000	1,611,000
Diluted weighted average shares	428,492,000	429,672,000

Basic earnings per share:
Net income	$0.34	$0.34

Diluted earnings per share:
Net income	$0.34	$0.34

(14)	Reportable Business Segments

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended March 31, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2012
Electric Transmission & Distribution	$531	(1)	$—	$107	$11,174
Natural Gas Distribution	849		5	121	4,775
Competitive Natural Gas Sales and Services	520		5	1	839
Interstate Pipelines	82		45	60	4,004
Field Services	99		6	47	2,453
Other Operations	3		—	2	2,600	(2)
Eliminations	—		(61)	—	(2,974)
Consolidated	$2,084		$—	$338	$22,871

	For the Three Months Ended March 31, 2013
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2013
Electric Transmission & Distribution	$532	(1)	$—	$84	$10,404
Natural Gas Distribution	1,043		8	139	4,734
Competitive Natural Gas Sales and Services	588		9	7	874
Interstate Pipelines	92		40	52	4,039
Field Services	130		11	53	2,450
Other Operations	3		—	(3)	2,647	(2)
Eliminations	—		(68)	—	(2,778)
Consolidated	$2,388		$—	$332	$22,370

________________

(1)
Sales to affiliates of NRG in the three months ended March 31, 2012 and 2013 represented approximately $140 million and $144 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in both the three months ended March 31, 2012 and 2013 represented approximately $36 million of CenterPoint Houston’s transmission and distribution revenues.

(2)	Included in total assets of Other Operations as of December 31, 2012 and March 31, 2013 are pension and other postemployment related regulatory assets of $832 million and $817 million, respectively.

(15)	Subsequent Events

On April 25, 2013, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2075 per share of common stock payable on June 10, 2013, to shareholders of record as of the close of business on May 16, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Midstream Partnership. As previously disclosed, on March 14, 2013, we entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which we, OGE and ArcLight agreed to form a midstream partnership (Midstream Partnership) that will initially operate as a private limited partnership. On May 1, 2013, the parties closed on the formation of the Midstream Partnership pursuant to the terms of the MFA. In connection with the closing (i) CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became the Midstream Partnership, (ii) CERC Corp. contributed to the Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC (CEGT), CenterPoint Energy - Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC, and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC to the Midstream Partnership.
After closing, CERC Corp. holds approximately 58.3% of the limited partner interests, OGE holds approximately 28.5% of the limited partner interests, and ArcLight holds approximately 13.2% of the limited partner interests in the Midstream Partnership. The Midstream Partnership is equally controlled by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of the Midstream Partnership. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of the Midstream Partnership following an initial public offering of the Midstream Partnership. The general partner of the Midstream Partnership will initially be governed by a board made up of an equal number of representatives designated by each of us and OGE.
In connection with the closing, the Midstream Partnership (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of intercompany indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
Long-term Agreement with XTO Energy. In March 2013, CenterPoint Energy Bakken Crude Services, LLC (CEBCS), a wholly owned subsidiary of the Midstream Partnership, entered into a long-term agreement with XTO Energy Inc. (XTO), a subsidiary of Exxon Mobil Corporation, to provide gathering services for certain of XTO’s crude oil production through a new crude oil gathering and transportation pipeline system in North Dakota’s liquids-rich Bakken shale. The agreement with XTO was entered into pursuant to the open season announced by CEBCS in February 2013. Under the terms of the agreement, which includes volume commitments, CEBCS will provide service to XTO over a gathering system to be constructed by CEBCS in Dunn and McKenzie counties in North Dakota with a capacity of up to 19,500 barrels per day. CEBCS estimates that the construction of these facilities may cost as much as $125 million.
Debt Matters. In March 2013, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) retired $450 million aggregate principal amount of its 5.70% general mortgage bonds at their maturity. In April 2013, CERC retired approximately $365 million aggregate principal amount of its 7.875% senior notes at their maturity.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2012	2013
Revenues	$2,084	$2,388
Expenses	1,746	2,056
Operating Income	338	332
Interest and Other Finance Charges	(110)	(98)
Interest on Transition and System Restoration Bonds	(37)	(35)
Equity in Earnings of Unconsolidated Affiliates	9	5
Other Income, net	19	29
Income Before Income Taxes	219	233
Income Tax Expense	72	86
Net Income	$147	$147

Basic Earnings Per Share	$0.34	$0.34

Diluted Earnings Per Share	$0.34	$0.34

Three months ended March 31, 2013 compared to three months ended March 31, 2012

We reported consolidated net income of $147 million ($0.34 per diluted share) for both the three months ended March 31, 2013 and 2012. Although net income was unchanged, increased gains on our marketable securities ($28 million) and decreased interest expense ($14 million) were offset by increased income tax expense ($14 million), increased loss on our indexed debt securities ($18 million), decreased operating income ($6 million) (discussed below by segment) and decreased equity in earnings of unconsolidated affiliates ($4 million).

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2013 was 37% compared to 33% for the same period in 2012. The lower effective tax rate for the three months ended March 31, 2012 was primarily due to an $11 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service of our consolidated federal income tax returns for tax years 2006 and 2007.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three months ended March 31, 2012 and 2013.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2012	2013
Electric Transmission & Distribution	$107	$84
Natural Gas Distribution	121	139
Competitive Natural Gas Sales and Services	1	7
Interstate Pipelines	60	52
Field Services	47	53
Other Operations	2	(3)
Total Consolidated Operating Income	$338	$332

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following tables provide summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2012	2013
Revenues:
Electric transmission and distribution utility	$415	$421
Transition and system restoration bond companies	116	111
Total revenues	531	532
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	220	238
Depreciation and amortization, excluding transition and system restoration bond companies	73	79
Taxes other than income taxes	52	55
Transition and system restoration bond companies	79	76
Total expenses	424	448
Operating Income	$107	$84

Operating Income:
Electric transmission and distribution utility	$70	$49
Transition and system restoration bond companies (1)	37	35
Total segment operating income	$107	$84

Throughput (in gigawatt-hours (GWh)):
Residential	4,525	4,558
Total	16,544	16,361

Number of metered customers at end of period:
Residential	1,914,906	1,953,947
Total	2,167,052	2,211,481
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Electric Transmission & Distribution business segment reported operating income of $84 million for the three months ended March 31, 2013, consisting of $49 million from the regulated electric transmission and distribution utility (TDU) and $35 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2012, operating income totaled $107 million, consisting of $70 million from the TDU and $37 million related to Bond Companies. TDU operating income decreased $21 million primarily due to decreased right-of-way revenues ($9 million), increased operating and maintenance expenses ($6 million, excluding $12 million of higher transmission costs largely offset by increased transmission revenue) and increased depreciation expense ($6 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2012	2013
Revenues	$854	$1,051
Expenses:
Natural gas	493	656
Operation and maintenance	163	170
Depreciation and amortization	43	45
Taxes other than income taxes	34	41
Total expenses	733	912
Operating Income	$121	$139

Throughput (in billion cubic feet (Bcf)):
Residential	62	80
Commercial and industrial	74	86
Total Throughput	136	166

Number of customers at end of period:
Residential	3,042,617	3,072,154
Commercial and industrial	246,852	247,067
Total	3,289,469	3,319,221

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Natural Gas Distribution business segment reported operating income of $139 million for the three months ended March 31, 2013 compared to $121 million for the three months ended March 31, 2012. Operating income increased $18 million primarily as a result of a return to more normal weather partially mitigated by weather hedges and weather normalization adjustments ($18 million). An increase in depreciation ($2 million) was offset by the addition of 30,000 customers ($1 million) and rate increases ($2 million). Increased expense related to energy efficiency programs ($7 million) and increased expense related to higher gross receipt taxes ($8 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2012	2013
Revenues	$525	$597
Expenses:
Natural gas	511	578
Operation and maintenance	12	11
Depreciation and amortization	1	1
Total expenses	524	590
Operating Income	$1	$7

Throughput (in Bcf)	161	162

Number of customers at end of period	14,495	16,934

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $7 million for the three months ended March 31, 2013 compared to $1 million for the three months ended March 31, 2012.  The increase in operating income of $6 million is due to a $9 million improvement generated from increased retail customers, increased margins and lower fixed costs from not renewing uneconomic transportation and storage contracts. A further $1 million improvement due to lower operation and maintenance expenses was offset by a $4 million decrease caused by the impact of mark-to-market accounting. Specifically, the first quarter of 2013 included a $5 million charge resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins, compared to a $1 million charge for the same period of 2012.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended March 31,
	2012	2013
Revenues	$127	$132
Expenses:
Natural gas	7	20
Operation and maintenance	38	38
Depreciation and amortization	14	15
Taxes other than income taxes	8	7
Total expenses	67	80
Operating Income	$60	$52

Equity in earnings of unconsolidated affiliates	$6	$5

Transportation throughput (in Bcf)	378	365

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended March 31, 2013 compared to $60 million for the three months ended March 31, 2012.  Operating income decreased $8 million partially as a result of a decline in off-system transportation revenues ($3 million) due to a lack of geographic price differentials, which also contributed to a reduction in pricing and volumes on some contract renewals. Declines in ancillary services ($5 million) also contributed to lower operating income.

Equity Earnings.  In addition, this business segment recorded equity income from its 50% interest in the Southeast Supply Header (SESH), a jointly owned pipeline, of $6 million and $5 million for the three months ended March 31, 2012 and 2013, respectively. The decrease was primarily due to expenditures associated with unplanned pipeline maintenance. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended March 31,
	2012	2013
Revenues	$105	$141
Expenses:
Natural gas	18	38
Operation and maintenance	27	32
Depreciation and amortization	11	15
Taxes other than income taxes	2	3
Total expenses	58	88
Operating Income	$47	$53

Equity in earnings of unconsolidated affiliates	$3	$—

Gathering throughput (in Bcf)	237	189

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Field Services business segment reported operating income of $53 million for the three months ended March 31, 2013 compared to $47 million for the three months ended March 31, 2012. Operating income increased $6 million primarily from acquisitions completed during 2012 ($6 million). Operating income benefited from the timing of revenue from contracts with throughput commitments ($2 million) and higher natural gas prices for retained gas ($2 million), which were offset by the effects of lower gathering and processing volumes and liquids pricing ($4 million).

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $-0- in the three months ended March 31, 2012 and 2013, respectively, from its 50% general partnership interest in Waskom Gas Processing Company (Waskom).  These amounts are included in Equity in Earnings under the Other Income (Expense) caption. Beginning on August 1, 2012, financial results for Waskom are included in operating income.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three months ended March 31, 2012 and 2013 (in millions):

	Three Months Ended March 31,
	2012	2013
Revenues	$3	$3
Expenses	1	6
Operating Income (Loss)	$2	$(3)

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II in this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(in millions)
Cash provided by (used in):
Operating activities	$424	$533
Investing activities	(292)	(274)
Financing activities	744	(660)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2013 increased $109 million compared to the same period in 2012 due primarily to increased cash provided by fuel cost recovery ($148 million), decreased cash paid for interest ($31 million) and increased cash related to gas storage ($27 million), which were partially offset by decreased cash provided by net accounts receivable/payable ($120 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2013 decreased $18 million compared to the same period in 2012 due primarily to decreased restricted cash ($16 million) and decreased investments in unconsolidated affiliates ($4 million), which were partially offset by increased capital expenditures ($7 million).

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first three months of 2013 increased $1.4 billion compared to the same period in 2012 due to decreased proceeds from long-term debt ($1.695 billion) and increased payments of long-term debt ($86 million), which were partially offset by decreased net payments of commercial paper ($346 million) and decreased short-term borrowings ($15 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission, distribution and gathering operations.  These capital expenditures relate to reliability and safety and system expansions.  Our principal cash requirements for the remaining nine months of 2013 include the following:

•	capital expenditures of approximately $1.4 billion;

•	the retirement of CERC long-term debt of $365 million;

•	scheduled principal payments on transition and system restoration bonds of $286 million;

•	pension contributions aggregating approximately $77 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that the intercompany debt repayment of approximately $1 billion received by CERC on May 1, 2013 from the Midstream Partnership, borrowings under our credit facilities, proceeds from commercial paper and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the remaining nine months of 2013. Cash needs or discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $70 million as of March 31, 2013.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell). As of May 1, 2013, CenterPoint Energy, Inc. had guaranteed the Midstream Partnership's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership, CEGT and MRT under certain contractual arrangements with third parties, which guarantees are scheduled to expire between July 2013 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $157.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. During the month of April 2013, the obligations supported by the CERC Corp. Midstream Guarantees totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of the Midstream Partnership, the Midstream Partnership and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees within 180 days following the formation of the Midstream Partnership by causing the Midstream Partnership or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of the Midstream Partnership's obligations under its $1.05 billion 3-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

Regulatory Matters. Significant regulatory developments that have occurred since our 2012 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations’ Houston and South Texas Divisions each submitted annual GRIP filings on March 28, 2013.  For the Houston Division, the filing was to recover costs related to $55.8 million in incremental capital expenditures that were incurred in 2012.  The increase in revenue requirements for this filing period is $10.7 million annually based on an authorized rate of return of 8.65%.  For the South Texas Division, the filing was to recover costs related to $17.5 million in incremental capital expenditures that were incurred in 2012.  The increase in revenue requirements for this filing period is $2.9 million annually based on an authorized rate of return of 8.75%.  For both GRIP filings, rates are expected to go into effect in July 2013.

Arkansas Billing Determinant Rate Adjustment Tariff (BDA) Filing. Gas Operations’ Arkansas Division made its annual BDA filing with the Arkansas Public Service Commission (APSC) on March 27, 2013 to request an increase in revenue requirements of $6.77 million. No exceptions were noted by the APSC staff and the revised rates are scheduled to go into effect on June 1, 2013.

Interstate Pipelines

CenterPoint Energy-Mississippi River Transmission, LLC Rate Filing. In August 2012, our subsidiary, MRT, an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the

Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT’s pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a return on equity of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT’s conversion of a portion of CEGT’s firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT’s rate filing. In September 2012, the FERC issued an order accepting MRT’s filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. In particular, the FERC limited the scope of the RCC surcharge to the recovery of security costs only, excluding costs for compliance with environmental and pipeline safety regulations. In October 2012, MRT requested rehearing as to the proper scope of the RCC surcharge. Attempts by participants to settle the issues set for hearing have not been successful. FERC Staff and other participants to the hearing filed their initial testimony with the FERC in April 2013. The procedural schedule for the rate filing contemplates a hearing at the FERC in the third quarter of 2013 with issuance of an initial decision planned for late fourth quarter of 2013.

Credit Facilities. As of April 18, 2013, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at April 18, 2013 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$7	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	237	(3)	September 9, 2016
   ________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our revolving credit facilities aggregating $2.5 billion at March 31, 2013.

(2)	Represents outstanding letters of credit.

(3)	Includes $235 million of commercial paper and an outstanding letter of credit of $2 million.

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

On April 11, 2013, we amended our $1.2 billion credit facility and CERC Corp. amended its $950 million credit facility to add exceptions to each borrower’s covenants which restrict (i) the consolidation, merger or disposal of assets and (ii) the sale of stock in certain significant subsidiaries, in each case to permit the transactions contemplated by our previously announced Midstream Partnership.

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. The $950 million CERC Corp. credit facility backstops a $915 million commercial paper program. As of March 31, 2013, we had no outstanding commercial paper and CERC Corp. had $61 million of outstanding commercial paper.

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

Temporary Investments. As of April 18, 2013, we had no external temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of April 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	CreditWatch/Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa3	Positive	BBB	Positive CreditWatch	BBB	Stable
CenterPoint Houston Senior Secured Debt	A3	Positive	A	Stable Outlook (4)	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	BBB+	Positive CreditWatch	BBB	Stable
   ________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)
An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term. An S&P CreditWatch assesses the potential direction of a long-term credit rating over the short term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

(4)	CenterPoint Houston's corporate credit rating is on CreditWatch with positive implications, but its senior secured debt has a stable outlook.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2013, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2013, the amount posted as collateral aggregated approximately $9 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2013, unsecured credit limits extended to CES by counterparties aggregate $345 million and $2 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $179 million as of March 31, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $840 million remains outstanding at March 31, 2013. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2013, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on March 31, 2013, deferred taxes of approximately $415 million would have been payable in 2013.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of March 31, 2013, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A payment default on $50 million or more of indebtedness by any of CERC's subsidiaries, which for this purpose includes the Midstream Partnership and its subsidiaries, including Enogex LLC, or the acceleration of any such debt, which default or acceleration is not cured or rescinded, may result in an event of default under the terms of CERC's 5.95% senior notes due January 2014, of which, as of March 31, 2013, there was $160 million aggregate principal amount outstanding. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Midstream Partnership. In connection with its formation on May 1, 2013, the Midstream Partnership (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of intercompany indebtedness owed to CERC Corp. , and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.

The sponsors of the Midstream Partnership, including us, may from time to time determine to provide funds to the Midstream Partnership through loans and/or capital contributions in addition to funds that the Midstream Partnership may obtain from time to time under its revolving credit facility or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to the Midstream Partnership by CERC Corp. are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

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

•
the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., which are CenterPoint Houston’s two largest customers, to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in “Risk Factors” in Item 1A of Part II of this Form 10-Q.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At March 31, 2013, the recorded fair value of our non-trading energy derivatives was a net asset of $10 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. A decrease of 10% in the market prices of energy commodities from their March 31, 2013 levels would have decreased the fair value of our non-trading energy derivatives net asset by $4 million.

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

Interest Rate Risk

As of March 31, 2013, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2012 and March 31, 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.7 billion and $9.1 billion, respectively, in carrying amount and having a fair value of $10.9 billion and $10.2 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $213 million if interest rates were to decline by 10% from their levels at March 31, 2013. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $139 million at March 31, 2013 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $23 million if interest rates were to decline by 10% from levels at March 31, 2013. Changes in the fair value of the derivative component, a $319 million recorded liability at March 31, 2013, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2013 levels, the fair value of the derivative component liability would increase by approximately $7 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.2 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2013 aggregate market value of these shares would result in a net loss of approximately $14 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(c) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources ─ Future Sources and Uses of Cash ─ Regulatory Matters”, each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2012 Form 10-K.

Item 1A.	RISK FACTORS

Other than with respect to the updated risk factor and the addition of the other risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2012 Form 10-K.

A substantial portion of CenterPoint Houston's receivables is concentrated in a small number of retail electric providers (REPs), and any delay or default in payment could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations.
CenterPoint Houston's receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2012, CenterPoint Houston did business with approximately 75 REPs. Adverse economic conditions, structural problems in the market served by Electric Reliability Council of Texas or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston's services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Public Utility Commission of Texas (Texas Utility Commission) regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and CenterPoint Houston thus remains at risk for payments not made prior to the shift to the provider of last resort or another REP. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston's billed receivables from REPs are from affiliates of NRG Energy, Inc. (NRG) and affiliates of Energy Future Holdings Corp. (Energy Future Holdings). CenterPoint Houston's aggregate billed receivables balance from REPs as of March 31, 2013 was $172 million.  Approximately 37% and 10% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In April 2013, Energy Future Holdings publicly disclosed that it had recently engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction, and although it had not reached agreement on the terms of any change in capital structure, it expected to continue to explore available restructuring alternatives. Any delay or default in payment by REPs could adversely affect CenterPoint Houston's cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

The Midstream Partnership may underperform relative to our expectations.
The Midstream Partnership may underperform, causing our financial results to differ from our own or the investment community's expectations. In addition, we may not be able to achieve anticipated operational and commercial synergies or realize growth opportunities we expect from the Midstream Partnership. In addition, it is possible that the Midstream Partnership may be adversely affected by economic, business and/or competitive factors in the areas where it operates before or after closing.

We may not realize the expected benefits of the Midstream Partnership because of integration difficulties and other challenges.
The success of the Midstream Partnership will in part depend on our ability to integrate the operations of the businesses we contributed to the Midstream Partnership with those contributed by OGE and ArcLight. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations include, among others:

•	implementing our business plan for the combined business;

•	changes in applicable laws and regulations or conditions imposed by regulators;

•	retaining key employees;

•	operating risks inherent in the contributed businesses;

•	realizing growth, revenue and expense targets; and

•	unanticipated issues, costs, obligations and liabilities.

In addition, we may continue to incur significant capital investment costs in connection with the operations of Midstream Partnership. The costs, obligations and liabilities actually incurred by us in connection with the Midstream Partnership may exceed those anticipated by us.

We will not be able to exercise control over the Midstream Partnership, which entails certain risks.
The Midstream Partnership is controlled equally by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of the Midstream Partnership. The general partner of the Midstream Partnership will initially be governed by a board made up of an equal number of representatives designated by each of us and OGE. In addition, for a period of time after formation, ArcLight will have approval rights over certain material activities of the Midstream Partnership, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties, and acquiring, pledging or disposing of certain material assets. Accordingly, we will not be able to exercise control over Midstream Partnership.

Item 5.	OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended March 31, 2012 and 2013 was 2.47 and 2.70, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
10.1	Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1
10.2	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,050,000,000 3-year unsecured term loan facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.1
10.3	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,400,000,000 5-year unsecured revolving credit facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 2, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
10.1	Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1
10.2	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,050,000,000 3-year unsecured term loan facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.1
10.3	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,400,000,000 5-year unsecured revolving credit facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document