Form 10-Q
period 2013-06-30
CENTERPOINT ENERGY INC
filed 2013-08-01
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

As of July 18, 2013, CenterPoint Energy, Inc. had 428,621,467 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable Midstream Partners, LP (Midstream Partnership), our midstream partnership with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight)), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids (NGLs), and the effects of geographic and seasonal commodity price differentials;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•
the performance of Midstream Partnership, the amount of cash distributions we receive from Midstream Partnership, and the value of our interest in Midstream Partnership, and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified above and:

◦	the integration of the operations of the businesses we contributed to Midstream Partnership with those contributed by OGE and ArcLight;

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

◦
competitive conditions in the midstream industry, and actions taken by Midstream Partnership's customers and competitors, including the extent and timing of the entry of additional competition in the markets served by Midstream Partnership;

◦
the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Midstream Partnership, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Midstream Partnership's interstate pipelines;

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital;

◦	the availability and prices of raw materials for current and future construction projects; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Revenues	$1,525	$1,894	$3,609	$4,282

Expenses:
Natural gas	409	852	1,378	2,076
Natural gas - affiliates	—	28	—	28
Operation and maintenance	451	446	906	930
Depreciation and amortization	275	253	499	493
Taxes other than income taxes	88	92	186	200
Total	1,223	1,671	2,969	3,727
Operating Income	302	223	640	555

Other Income (Expense):
Gain on marketable securities	13	30	59	104
Gain (loss) on indexed debt securities	9	(27)	(24)	(78)
Interest and other finance charges	(104)	(85)	(214)	(183)
Interest on transition and system restoration bonds	(38)	(34)	(75)	(69)
Equity in earnings of unconsolidated affiliates, net	8	37	17	42
Other, net	10	—	16	6
Total	(102)	(79)	(221)	(178)

Income Before Income Taxes	200	144	419	377
Income tax expense	74	244	146	330
Net Income (Loss)	$126	$(100)	$273	$47

Basic Earnings (Loss) Per Share	$0.29	$(0.23)	$0.64	$0.11

Diluted Earnings (Loss) Per Share	$0.29	$(0.23)	$0.64	$0.11

Dividends Declared Per Share	$0.2025	$0.2075	$0.4050	$0.4150

Weighted Average Shares Outstanding, Basic	427	429	427	428

Weighted Average Shares Outstanding, Diluted	430	431	429	430

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Net income (loss)	$126	$(100)	$273	$47
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2, $1, $4 and $3)	3	2	5	5
Total	3	2	5	5
Comprehensive income (loss)	$129	$(98)	$278	$52

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2012	June 30, 2013
Current Assets:
Cash and cash equivalents ($266 and $208 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	$646	$497
Investment in marketable securities	540	635
Accounts receivable, net ($68 and $89 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	768	694
Accrued unbilled revenues	339	179
Accounts receivable - affiliated companies	—	28
Natural gas inventory	145	139
Materials and supplies	177	137
Non-trading derivative assets	36	27
Taxes receivable	7	28
Prepaid expenses and other current assets ($54 and $53 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	216	116
Total current assets	2,874	2,480

Property, Plant and Equipment:
Property, plant and equipment	18,377	13,623
Less accumulated depreciation and amortization	4,780	4,439
Property, plant and equipment, net	13,597	9,184

Other Assets:
Goodwill	1,468	840
Regulatory assets ($3,545 and $3,364 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	4,324	4,112
Notes receivable - affiliated companies	—	363
Non-trading derivative assets	6	7
Investment in unconsolidated affiliates	405	4,485
Other	197	187
Total other assets	6,400	9,994

Total Assets	$22,871	$21,658

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2012	June 30, 2013
Current Liabilities:
Short-term borrowings	$38	$37
Current portion of VIE transition and system restoration bonds long-term debt	447	417
Current portion of indexed debt	138	139
Current portion of other long-term debt	815	92
Indexed debt securities derivative	268	340
Accounts payable	561	404
Accounts payable - affiliated companies	—	21
Taxes accrued	160	95
Interest accrued	150	138
Non-trading derivative liabilities	14	12
Accumulated deferred income taxes, net	604	622
Other	380	358
Total current liabilities	3,575	2,675

Other Liabilities:
Accumulated deferred income taxes, net	4,153	4,408
Non-trading derivative liabilities	2	1
Benefit obligations	1,143	1,102
Regulatory liabilities	1,093	1,130
Other	247	232
Total other liabilities	6,638	6,873

Long-term Debt:
VIE transition and system restoration bonds	3,400	3,210
Other	4,957	4,709
Total long-term debt	8,357	7,919

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (427,599,564 shares and 428,607,467 shares outstanding at December 31, 2012 and June 30, 2013, respectively)	4	4
Additional paid-in capital	4,130	4,146
Retained earnings	302	171
Accumulated other comprehensive loss	(135)	(130)
Total shareholders’ equity	4,301	4,191

Total Liabilities and Shareholders’ Equity	$22,871	$21,658

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash Flows from Operating Activities:
Net income	$273	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499	493
Amortization of deferred financing costs	15	16
Deferred income taxes	128	257
Unrealized gain on marketable securities	(59)	(104)
Unrealized loss on indexed debt securities	24	78
Write-down of natural gas inventory	4	3
Equity in earnings of unconsolidated affiliates, net of distributions	—	(25)
Pension contributions	(47)	(37)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	293	72
Accounts receivable/payable, affiliates	—	(6)
Inventory	80	(12)
Taxes receivable	—	(21)
Accounts payable	(217)	(108)
Fuel cost recovery	(63)	116
Non-trading derivatives, net	7	—
Margin deposits, net	36	7
Interest and taxes accrued	(65)	(63)
Net regulatory assets and liabilities	55	56
Other current assets	(21)	19
Other current liabilities	(29)	(17)
Other assets	(6)	(3)
Other liabilities	10	17
Other, net	10	5
Net cash provided by operating activities	927	790

Cash Flows from Investing Activities:
Capital expenditures	(524)	(586)
Acquisitions, net of cash acquired	(89)	—
Decrease (increase) in restricted cash of transition and system restoration bond companies	(13)	2
Investment in unconsolidated affiliates	(4)	—
Cash contribution to Midstream Partnership	—	(38)
Proceeds from sale of marketable securities	—	9
Other, net	(27)	(12)
Net cash used in investing activities	(657)	(625)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(32)	(1)
Payments of commercial paper, net	(285)	—
Proceeds from long-term debt	1,695	1,050
Payments of long-term debt	(572)	(1,195)
Debt issuance costs	(9)	—
Redemption of indexed debt securities	—	(8)
Payment of common stock dividends	(173)	(178)
Proceeds from issuance of common stock, net	2	1
Other, net	7	17
Net cash provided by (used in) financing activities	633	(314)

Net Increase (Decrease) in Cash and Cash Equivalents	903	(149)
Cash and Cash Equivalents at Beginning of Period	220	646
Cash and Cash Equivalents at End of Period	$1,123	$497

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS, cont.
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2013

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$259	$247
Income taxes, net	39	67
Non-cash transactions:
Accounts payable related to capital expenditures	98	80
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own an interest in a midstream partnership (Midstream Partnership) as described below. As of June 30, 2013, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. CERC Corp. also owns approximately 58.3% of the limited partner interests in Midstream Partnership, which owns and operates interstate pipelines and natural gas gathering, processing and treating facilities.

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Midstream Partnership as a private limited partnership. On May 1, 2013, the parties closed on the formation of Midstream Partnership. In connection with the closing (i) CERC Corp. converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Midstream Partnership and was subsequently renamed Enable Midstream Partners, LP, (ii) CERC Corp. contributed to Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC (CEGT), CenterPoint Energy - Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries (Other CNP Midstream Subsidiaries), and a 24.95% interest in Southeast Supply Header, LLC (SESH and, collectively with CEFS, CEGT, MRT and Other CNP Midstream Subsidiaries, CenterPoint Midstream), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC to Midstream Partnership.

CERC Corp. holds approximately 58.3% of the limited partner interests in Midstream Partnership and OGE and ArcLight hold approximately 28.5% and 13.2%, respectively, of the limited partner interests. Midstream Partnership is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Midstream Partnership. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of Midstream Partnership following an initial public offering of Midstream Partnership. The general partner of Midstream Partnership is governed by a board made up of an equal number of representatives designated by each of CERC Corp. and OGE. See Note 7 for further discussion on the formation of Midstream Partnership.

As of June 30, 2013, CenterPoint Energy had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

Management believes that recently issued accounting standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2012		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$9	$1	$11	$1
Interest cost	24	6	23	5
Expected return on plan assets	(30)	(2)	(34)	(2)
Amortization of prior service credit	2	1	2	—
Amortization of net loss	15	1	16	1
Amortization of transition obligation	—	1	—	2
Net periodic cost	$20	$8	$18	$7

	Six Months Ended June 30,
	2012		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$18	$1	$22	$1
Interest cost	49	12	46	10
Expected return on plan assets	(60)	(4)	(68)	(4)
Amortization of prior service credit	4	2	4	—
Amortization of net loss	30	2	32	3
Amortization of transition obligation	—	3	—	4
Net periodic cost	$41	$16	$36	$14
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(129)	$(132)
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (1)	—	1
Actuarial gains (1)	3	7
Total reclassifications from accumulated other comprehensive income	3	8
Tax expense	(1)	(3)
Net current period other comprehensive income	2	5
Ending Balance	$(127)	$(127)
________________

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $92 million to its pension plans in 2013, of which approximately $29 million and $37 million, respectively, was contributed during the three and six months ended June 30, 2013.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2013, of which approximately $4 million and $8 million, respectively, was contributed during the three and six months ended June 30, 2013.

(4)	Regulatory Accounting

As of June 30, 2013, CenterPoint Energy has not recognized an allowed equity return of $533 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2012 and 2013, CenterPoint Houston recognized approximately $13 million and $12 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2012 and 2013, CenterPoint Houston recognized approximately $21 million and $20 million, respectively, of the allowed equity return not previously recognized.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas Operations in Texas and Minnesota do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in these jurisdictions and in CenterPoint Houston’s service territory. CenterPoint Energy enters into heating-degree day swaps for these jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three months ended June 30, 2012 and 2013, CenterPoint Energy recognized gains of $-0- and losses of $3 million, respectively, related to these swaps. During the six months ended June 30, 2012 and 2013, CenterPoint Energy recognized gains of $6 million and losses of $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2012 and June 30, 2013, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2012 and 2013.

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

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2012
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$42	$(6)	$36
Other Assets: Non-trading derivative assets	7	(1)	6
Current Liabilities: Non-trading derivative liabilities	(28)	14	(14)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$17	$9	$26
________________

(1)	Gross Amounts Recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		June 30, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (3)	Current Assets: Non-trading derivative assets	$27	$—
Natural gas derivatives (1) (3)	Other Assets: Non-trading derivative assets	7	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	27	41
Natural gas derivatives (1) (3)	Other Liabilities: Non-trading derivative liabilities	4	7
Indexed debt securities derivative	Current Liabilities	—	340
Total		$65	$388
 ________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 695 Bcf or a net 76 Bcf long position. Of the net long position, basis swaps constitute 63 Bcf.

(2)	The $41 million Derivative Current Liability includes $3 million related to physical forwards purchased from Midstream Partnership.

(3)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was an $21 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of less than $4 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	June 30, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$38	$(11)	$27
Other Assets: Non-trading derivative assets	7	—	7
Current Liabilities: Non-trading derivative liabilities	(25)	13	(12)
Other Liabilities: Non-trading derivative liabilities	(3)	2	(1)
Total	$17	$4	$21
________________

(1)	Gross Amounts Recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(8)	$27
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	13	(18)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	9	(27)
Total		$14	$(18)

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$43	$13
Natural gas derivatives (1) (2)	Gains (Losses) in Expense: Natural Gas	(68)	(2)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(24)	(78)
Total		$(49)	$(67)
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $(3) million during both the three months and six months ended June 30, 2013 related to physical forwards purchased from Midstream Partnership.

(2)
The Gains (Losses) in Expense: Natural Gas includes $(38) million and $-0- of costs during the six months ended June 30, 2012 and 2013, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2012 and June 30, 2013 was $5 million and $3 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2012 and June 30, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2012 and June 30, 2013, $5 million and $3 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.89 to $4.57 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 90%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2013, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2013

	(in millions)
Assets
Corporate equities	$637	$—	$—	$—	$637
Investments, including money market funds	73	—	—	—	73
Natural gas derivatives	5	33	7	(11)	34
Total assets	$715	$33	$7	$(11)	$744
Liabilities
Indexed debt securities derivative	$—	$340	$—	$—	$340
Natural gas derivatives (2)	6	19	3	(15)	13
Total liabilities	$6	$359	$3	$(15)	$353
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $4 million posted with the same counterparties.

(2)	The (Level 2) Natural gas derivative liability of $19 million includes $3 million related to physical forwards purchased from Midstream Partnership.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in millions)
Beginning balance	$3	$3	$6	$2
Total gains (1)	2	1	4	3
Total settlements (1)	(2)	—	(6)	(1)
Transfers out of Level 3	—	—	(1)	—
Ending balance (2)	$3	$4	$3	$4
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$2	$2	$3
 ________________

(1)
CenterPoint Energy did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment during either the three or six months ended June 30, 2012 or 2013.

(2)	CenterPoint Energy did not have significant Level 3 purchases, sales or transfers into Level 3, during either the three or six months ended June 30, 2012 or 2013.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2012		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$—	$—	$363	$360
Financial liabilities:
Long-term debt	$9,619	$10,807	$8,428	$9,052

(7) Unconsolidated Affiliates

As discussed in Note 1, on May 1, 2013 (the Closing Date) CERC Corp., OGE and ArcLight closed on the formation of Midstream Partnership. Midstream Partnership owns CenterPoint Midstream, which consists of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services business segments. As a result, CenterPoint Energy no longer has Interstate Pipelines and Field Services business segments. Equity earnings associated with CenterPoint Energy's interest in Midstream Partnership and equity earnings associated with its retained 25.05% interest in SESH will be reported under a new Midstream Investments segment. For a further description of CenterPoint Energy's reportable business segments, see Note 14.

The formation of Midstream Partnership by CenterPoint Energy has been considered a contribution of in-substance real estate to a limited partnership. CenterPoint Energy considers the CenterPoint Midstream assets to be in-substance real estate as the businesses are composed of, and reliant upon, substantial real estate assets and integral equipment. Real estate assets and integral equipment primarily includes gas transmission pipelines, compressor station equipment, rights of way, storage and processing assets, and long-term customer contracts. Accordingly, CenterPoint Energy did not recognize a gain or loss upon contribution and recorded its investment in Midstream Partnership using the equity method of accounting based on the historical cost of the contributed assets and liabilities as of the Closing Date. Approximately $5.8 billion of assets and $1.5 billion of liabilities (which includes the Term Loan and the indebtedness owed to CERC, both discussed below, of $1.05 billion and $363 million, respectively) were contributed by CERC Corp. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Midstream Partnership and, accordingly, recorded an equity method investment of $4.3 billion in Midstream Partnership on the Closing Date. Pursuant to the MFA, CenterPoint Energy retained certain assets and liabilities historically held by CenterPoint Midstream such as balances relating to federal income taxes and benefit plan obligations.

Effective on the Closing Date, CenterPoint Energy and Midstream Partnership entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CenterPoint Energy agreed to provide certain support services to Midstream Partnership such as accounting, legal, risk management and treasury functions. Additionally, to support the operations of Midstream Partnership, CenterPoint Energy provides seconded employees to Midstream Partnership. CenterPoint Energy does not anticipate extending the services provided to Midstream Partnership, including providing seconded employees, beyond December 31, 2014. CenterPoint Energy did not transfer any employees to Midstream Partnership at formation of the partnership or during the three months ended June 30, 2013. CenterPoint Energy billed Midstream Partnership for reimbursement of transitional services, including the costs of seconded employees, during the period from the Closing Date to June 30, 2013 of $28 million under the Transition Agreements. The reimbursement of the transitional services costs are recorded net against the actual expenses incurred in the Condensed Statements of Consolidated Income.

Midstream Partnership, at its discretion, has the right to select and offer employment to seconded employees from CenterPoint Energy. As of June 30, 2013, CenterPoint Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Midstream Partnership or transfer of employees from CenterPoint Energy to Midstream Partnership, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Midstream Partnership has agreed to reimburse CenterPoint Energy for severance and terminations costs related to the termination of CenterPoint Energy's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Midstream Partnership.

On the Closing Date, Midstream Partnership entered into a $1.05 billion three-year senior unsecured term loan facility (the Term Loan) with third parties and repaid $1.05 billion of affiliated notes payable (Affiliated Notes Payable) owed to CERC. CERC provided a guarantee of Midstream Partnership's obligations under the Term Loan. The guarantee is subordinated to all senior debt of CERC. Certain of the entities contributed to Midstream Partnership by CERC are obligated on approximately $363 million of indebtedness owed to CERC bearing interest at an annual rate of 2.10% to 2.45% that is scheduled to mature in 2017.

CERC has certain put rights, and Midstream Partnership has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute to Midstream Partnership CERC's retained interest in SESH, in exchange for a specified number of limited partnership units in Midstream Partnership and a cash payment, payable either from CERC to Midstream Partnership or from Midstream Partnership to CERC for changes in the value of SESH.

As of June 30, 2013, CenterPoint Energy held an approximate 58.3% interest in Midstream Partnership and a 25.05% interest in SESH.

Investment in Unconsolidated Affiliates:

	December 31, 2012	June 30, 2013
	(in millions)
Midstream Partnership	$—	$4,285
SESH	404	200
Other	1	—
Total	$405	$4,485

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in millions)
Midstream Partnership	$—	$33	$—	$33
SESH	6	4	12	9
Other	2	—	5	—
	$8	$37	$17	$42
Summarized income information for Midstream Partnership from formation on May 1, 2013 through June 30, 2013, based on the contributed assets recorded at historical costs on the Closing Date, is as follows (in millions):

Operating Revenues	$502
Gross Margin	207
Operating Income	75
Net Income	65

Reconciliation of Equity in Earnings, net
CenterPoint Energy's 58.3% interest	$38
Amortization of basis difference	(5)
CenterPoint Energy's equity in earnings, net	$33
Midstream Partnership concluded that the formation of Midstream Partnership is considered a business combination, and CenterPoint Midstream is the acquirer for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex is allocated to the assets acquired and liabilities assumed on the Closing Date based on their fair value.  Enogex's assets, liabilities and equity will accordingly be adjusted to estimated fair value as of May 1, 2013.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  Midstream Partnership is using appraisers to assist in the determination of fair value of certain assets.  Midstream Partnership's valuation is expected to be finalized in the third quarter of 2013, and the estimated fair value of the assets as of June 30, 2013, and the related depreciation and amortization for the two month period ended June 30, 2013, may be significantly different from its initial estimate.  CenterPoint Energy does not expect that its equity in earnings, net, of Midstream Partnership in the second quarter of 2013 will be materially different as a result of the fair value determination.

As such, CenterPoint Energy has estimated its 58.3% interest in the net income for Midstream Partnership for the period May 1, 2013 through June 30, 2013 to be approximately $33 million. CenterPoint Energy expects additional depreciation and amortization to be incurred by Midstream Partnership on the step-up of Enogex's assets which will inversely affect CenterPoint Energy's recognition of the basis difference between its equity method investment and its proportionate share of the interest in the equity of Midstream Partnership on the Closing Date.

(8)	Goodwill

Goodwill by reportable business segment as of December 31, 2012 and changes in the carrying amount of goodwill as of June 30, 2013 are as follows (in millions):

	December 31, 2012	Contributed to Midstream Partnership	June 30, 2013
Natural Gas Distribution	$746	$—	$746
Interstate Pipelines	579	579	—
Competitive Natural Gas Sales and Services	83	—	83
Field Services	49	49	—
Other Operations	11	—	11
Total	$1,468	$628	$840

(9)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2012, 427,599,730 shares of CenterPoint Energy, Inc. common stock were issued and 427,599,564 shares were outstanding. At June 30, 2013, 428,607,633 shares of CenterPoint Energy, Inc. common stock were issued and 428,607,467 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2012 and June 30, 2013.

(10)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $38 million and $37 million as of December 31, 2012 and June 30, 2013, respectively.

(b)	Long-term Debt

Debt Repayments. In April 2013, CERC Corp. retired approximately $365 million aggregate principal amount of its 7.875% senior notes at their maturity. The retirement of senior notes was financed by CERC Corp. with the issuance of commercial paper. In May 2013, CERC Corp. applied proceeds from Midstream Partnership's May 1, 2013 debt repayment of $1.05 billion to the repayment of $357 million aggregate principal amount of its commercial paper and to the May 31, 2013 redemption of $160 million aggregate principal amount of its 5.95% senior notes due January 15, 2014 at 103.419% of their aggregate principal amount. On August 1, 2013, approximately $92 million aggregate principal amount of pollution control bonds issued on CenterPoint Energy's behalf are expected to be redeemed at 101% of their aggregate principal amount. These bonds were called for redemption on June 28, 2013, bear interest at 4%, mature on August 1, 2015, are collateralized by first mortgage bonds of CenterPoint Houston and are included in the current portion of long-term debt on the Condensed Consolidated Balance Sheets.

Credit Facilities. As of December 31, 2012 and June 30, 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2012			June 30, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$7	$—	$—	$6	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	950	—	—	—	—	—	—
Total	$2,450	$—	$11	$—	$—	$10	$—

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

The effective tax rate for the three and six months ended June 30, 2013 was 169% and 88%, respectively, compared to 37% and 35%, respectively, for the same period in 2012. The higher effective tax rate for the three and six months ended June 30, 2013 was primarily associated with the formation of Midstream Partnership. As a result of the formation of Midstream Partnership, a deferred tax liability of $225 million was recorded for the book-to-tax basis difference in CenterPoint Energy's investment resulting from the goodwill that was contributed by CenterPoint Energy. In addition, CenterPoint Energy recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to Midstream Partnership formation.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits (expenses) at December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
	(in millions)
Unrecognized tax expenses	$(23)	$(23)
Portion of unrecognized tax expenses that, if recognized, would increase the effective income tax rate	(3)	(3)
Interest accrued on unrecognized tax expenses	(8)	(9)

CenterPoint Energy does not expect the change to the amount of unrecognized tax expenses over the twelve months ending June 30, 2014 to materially impact the financial position of CenterPoint Energy.

CenterPoint Energy’s consolidated federal income tax returns have been audited by the IRS and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of June 30, 2013.

On July 9, 2013, CenterPoint Energy received notification that the Joint Committee of Taxation had approved its outstanding tax claims related to the 2002 and 2003 audit cycles. CenterPoint Energy will record the effects of the settlement in the third quarter of 2013.

(12)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2013, minimum payment obligations for natural gas supply commitments are approximately $134 million for the remaining six months in 2013, $277 million in 2014, $214 million in 2015, $150 million in 2016, $99 million in 2017 and $162 million after 2017.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. The other defendants may seek further review by filing a writ of certiorari with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007. In September 2012, the Nevada Supreme Court affirmed the dismissal. In June 2013, the Supreme Court of the United States denied plaintiffs’ petition for writ of certiorari and this matter is now concluded.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At June 30, 2013, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of June 30, 2013, CERC had collected $6 million from insurance companies to be used for future environmental remediation.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $66 million as of June 30, 2013.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Midstream Partnership under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of June 30, 2013, CenterPoint Energy, Inc. had guaranteed Midstream Partnership's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of Midstream Partnership, CEGT and MRT under certain contractual arrangements with third parties, which guarantees are scheduled to expire between July 2013 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $157.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. The obligations supported by the CERC Midstream Guarantees for the months of June and July 2013 totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Midstream Partnership, Midstream Partnership and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees on or prior to October 28, 2013 by causing Midstream Partnership or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of Midstream Partnership's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

(13)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in millions, except share and per share amounts)
Net income (loss)	$126	$(100)	$273	$47

Basic weighted average shares outstanding	427,349,000	428,571,000	426,924,000	428,268,000
Plus: Incremental shares from assumed conversions:
Stock options	233,000	108,000	229,000	103,000
Restricted stock	2,047,000	1,875,000	2,047,000	1,875,000
Diluted weighted average shares	429,629,000	430,554,000	429,200,000	430,246,000

Basic earnings (loss) per share:
Net income (loss)	$0.29	$(0.23)	$0.64	$0.11

Diluted earnings (loss) per share:
Net income (loss)	$0.29	$(0.23)	$0.64	$0.11

(14)	Reportable Business Segments

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Midstream Investments and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. Midstream Investments consists primarily of CenterPoint Energy’s investment in Midstream Partnership and its retained interest in SESH. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Prior to May 1, 2013, CenterPoint Energy also reported an Interstate Pipelines business segment, which included CenterPoint Energy’s interstate natural gas pipeline operations, and a Field Services business segment, which included CenterPoint Energy’s non-rate regulated natural gas gathering, processing and treating operations. As previously announced, the formation of CenterPoint Energy’s midstream partnership with OGE and ArcLight closed on May 1, 2013. Midstream Partnership now owns CenterPoint Energy’s former Interstate Pipelines and Field Services business segments, except the retained interest in SESH. As a result, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Midstream Partnership and equity earnings associated with its retained interest in SESH under a new Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively.

Financial data for business segments is as follows (in millions):

	For the Three Months Ended June 30, 2012
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)
Electric Transmission & Distribution	$676	(1)	$—		$191
Natural Gas Distribution	360		6		9
Competitive Natural Gas Sales and Services	302		6		(4)
Interstate Pipelines	88		37		52
Field Services	96		8		51
Other Operations	3		—		3
Eliminations	—		(57)		—
Consolidated	$1,525		$—		$302

	For the Three Months Ended June 30, 2013
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)
Electric Transmission & Distribution	$656	(1)	$—		$165
Natural Gas Distribution	524		5		25
Competitive Natural Gas Sales and Services	622		6		3
Interstate Pipelines (2)	41	(2)	13	(2)	20	(2)
Field Services (2)	48	(2)	7	(2)	20	(2)
Midstream Investments	—		—		—	(3)
Other Operations	3		—		(10)
Eliminations	—		(31)		—
Consolidated	$1,894		$—		$223

	For the Six Months Ended June 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2012
Electric Transmission & Distribution	$1,207	(1)	$—	$298	$11,174
Natural Gas Distribution	1,209		11	130	4,775
Competitive Natural Gas Sales and Services	822		11	(3)	839
Interstate Pipelines	170		82	112	4,004
Field Services	195		14	98	2,453
Other Operations	6		—	5	2,600	(4)
Eliminations	—		(118)	—	(2,974)
Consolidated	$3,609		$—	$640	$22,871

	For the Six Months Ended June 30, 2013
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)		Total Assets as of June 30, 2013
Electric Transmission & Distribution	$1,188	(1)	$—		$249		$10,495
Natural Gas Distribution	1,567		13		164		4,685
Competitive Natural Gas Sales and Services	1,210		15		10		831
Interstate Pipelines	133	(2)	53	(2)	72	(2)	—
Field Services	178	(2)	18	(2)	73	(2)	—
Midstream Investments	—		—		—		4,485	(3)
Other Operations	6		—		(13)		3,002	(4)
Eliminations	—		(99)		—		(1,840)
Consolidated	$4,282		$—		$555		$21,658
________________

(1)
Sales to affiliates of NRG in the three months ended June 30, 2012 and 2013 represented approximately $153 million and $148 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended June 30, 2012 and 2013 represented approximately $38 million and $37 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the six months ended June 30, 2012 and 2013 represented approximately $293 million and $291 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Energy Future Holdings Corp. in the six months ended June 30, 2012 and 2013 represented approximately $74 million and $73 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Results reflected in the three months ended June 30, 2013 represent only the month of April 2013. Results reflected in the six months ended June 30, 2013 represent only January 2013 through April 2013.

(3)
Midstream Investments reported equity earnings of $33 million from Midstream Partnership and $2 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the months of May and June 2013. Included in total assets of Midstream Investments as of June 30, 2013 is $4,285 million related to CenterPoint Energy’s investment in Midstream Partnership and $200 million related to CenterPoint Energy’s retained interest in SESH.

(4)	Included in total assets of Other Operations as of December 31, 2012 and June 30, 2013 are pension and other postemployment related regulatory assets of $832 million and $802 million, respectively.

(15)	Subsequent Events

On July 25, 2013, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2075 per share of common stock payable on September 10, 2013, to shareholders of record as of the close of business on August 16, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Midstream Partnership. As previously disclosed, on March 14, 2013, we entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which we, OGE and ArcLight agreed to form a midstream partnership (Midstream Partnership) as a private limited partnership. On May 1, 2013, the parties closed on the formation of Midstream Partnership pursuant to the terms of the MFA. In connection with the closing (i) CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Midstream Partnership and was subsequently renamed Enable Midstream Partners, LP, (ii) CERC Corp. contributed to Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC (CEGT), CenterPoint Energy - Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC (SESH), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC to Midstream Partnership. Midstream Partnership owns substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in SESH.
CERC Corp. holds approximately 58.3% of the limited partner interests, OGE holds approximately 28.5% of the limited partner interests, and ArcLight holds approximately 13.2% of the limited partner interests in Midstream Partnership. Midstream Partnership is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Midstream Partnership. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of Midstream Partnership following an initial public offering of Midstream Partnership. The general partner of Midstream Partnership is governed by a board made up of an equal number of representatives designated by each of CERC Corp. and OGE.
In connection with the closing, Midstream Partnership (i) entered into a $1.05 billion three-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
As a result of the formation of Midstream Partnership, we no longer report Interstate Pipelines and Field Services business segments. Equity earnings associated with the our interest in Midstream Partnership and equity earnings associated with our retained 25.05% interest in SESH are reported under a new Midstream Investments segment. For a further description of our reportable business segments, see Note 14 to our Interim Condensed Consolidated Financial Statements.
In August 2012, CenterPoint Energy-Mississippi River Transmission, LLC (MRT), a subsidiary of Midstream Partnership and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a return on equity of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of CEGT's firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT's rate filing. In September 2012, the FERC issued an order accepting MRT's filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. Following continued negotiations with its customers, on July 25, 2013, MRT filed a motion to suspend the procedural schedule for the proceeding, which motion was granted on July 26, 2013.  On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed RCC surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  MRT expects FERC approval of the settlement either late in the third quarter or early in the fourth quarter of 2013, with the settlement rates going into effect thereafter.  MRT will be making refunds to certain of its customers for amounts collected between the requested $103.8 million cost of service and the $84.0 million settlement cost of service.

Debt Matters. In March 2013, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) retired $450 million aggregate principal amount of its 5.70% general mortgage bonds at their maturity.
In April 2013, CERC Corp. retired approximately $365 million aggregate principal amount of its 7.875% senior notes at their maturity. The retirement of senior notes was financed by CERC Corp. with the issuance of commercial paper.
In May 2013, CERC Corp. applied proceeds from Midstream Partnership's May 1, 2013 debt repayment of $1.05 billion to the repayment of $357 million aggregate principal amount of its commercial paper and to the May 31, 2013 redemption of $160 million aggregate principal amount of its 5.95% senior notes due January 15, 2014 at 103.419% of their aggregate principal amount.
On August 1, 2013, approximately $92 million aggregate principal amount of pollution control bonds issued on our behalf are expected to be redeemed at 101% of their aggregate principal amount. These bonds were called for redemption on June 28, 2013, bear interest at 4%, mature on August 1, 2015, are collateralized by first mortgage bonds of CenterPoint Houston and are included in the current portion of long-term debt on the Condensed Consolidated Balance Sheets.
CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	$1,525	$1,894	$3,609	$4,282
Expenses	1,223	1,671	2,969	3,727
Operating Income	302	223	640	555
Interest and Other Finance Charges	(104)	(85)	(214)	(183)
Interest on Transition and System Restoration Bonds	(38)	(34)	(75)	(69)
Equity in Earnings of Unconsolidated Affiliates	8	37	17	42
Other Income, net	32	3	51	32
Income Before Income Taxes	200	144	419	377
Income Tax Expense	74	244	146	330
Net Income (Loss)	$126	$(100)	$273	$47

Basic Earnings (Loss) Per Share	$0.29	$(0.23)	$0.64	$0.11

Diluted Earnings (Loss) Per Share	$0.29	$(0.23)	$0.64	$0.11

Three months ended June 30, 2013 compared to three months ended June 30, 2012

We reported a consolidated net loss of $100 million ($0.23 per diluted share) for the three months ended June 30, 2013 compared to net income of $126 million ($0.29 per diluted share) for the same period in 2012. The decrease in net income of $226 million was primarily due to a $170 million increase in income tax expense as further discussed below, a $79 million decrease in operating income (discussed below by segment), a $36 million increase in the loss on our indexed debt securities and a $10 million decrease in other income, which were partially offset by a $29 million increase in equity earnings of unconsolidated affiliates, a $23 million decrease in interest expense and a $17 million increase in the gain on our marketable securities.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

We reported consolidated net income of $47 million ($0.11 per diluted share) for the six months ended June 30, 2013 compared to $273 million ($0.64 per diluted share) for the same period in 2012. The decrease in net income of $226 million was primarily due to a $184 million increase in income tax expense as further discussed below, a $85 million decrease in operating income (discussed below by segment), a $54 million increase in the loss on our indexed debt securities and a $10 million decrease in other income, which were partially offset by a $45 million increase in the gain on our marketable securities, a $37 million decrease in interest expense and a $25 million increase in equity earnings of unconsolidated affiliates.

Income Tax Expense

Our effective tax rate for the three and six months ended June 30, 2013 was 169% and 88%, respectively, compared to 37% and 35%, respectively, for the same periods in 2012. The higher effective tax rate for the three and six months ended June 30, 2013 was primarily associated with the formation of Midstream Partnership. As a result of the formation of Midstream Partnership, a deferred tax liability of $225 million was recorded for the book-to-tax basis difference in our investment resulting from the goodwill that we contributed.

In addition, we recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to Midstream Partnership formation.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and six months ended June 30, 2012 and 2013.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013		2012	2013
Electric Transmission & Distribution	$191	$165		$298	$249
Natural Gas Distribution	9	25		130	164
Competitive Natural Gas Sales and Services	(4)	3		(3)	10
Interstate Pipelines	52	20	(1)	112	72	(2)
Field Services	51	20	(1)	98	73	(2)
Other Operations	3	(10)		5	(13)
Total Consolidated Operating Income	$302	$223		$640	$555
_______________

(1)	Represents April 2013 results only.

(2)	Represents January 2013 through April 2013 results only.

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (First Quarter Form 10-Q).

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues:
Electric transmission and distribution utility	$514	$513	$929	$934
Transition and system restoration bond companies	162	143	278	254
Total revenues	676	656	1,207	1,188
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	232	246	452	484
Depreciation and amortization, excluding transition and system restoration bond companies	75	79	148	158
Taxes other than income taxes	54	57	106	112
Transition and system restoration bond companies	124	109	203	185
Total expenses	485	491	909	939
Operating Income	$191	$165	$298	$249

Operating Income:
Electric transmission and distribution utility	$153	$131	$223	$180
Transition and system restoration bond companies (1)	38	34	75	69
Total segment operating income	$191	$165	$298	$249

Throughput (in gigawatt-hours (GWh)):
Residential	7,917	7,233	12,442	11,791
Total	20,988	20,773	37,532	37,134

Number of metered customers at end of period:
Residential	1,926,459	1,964,338	1,926,459	1,964,338
Total	2,180,731	2,224,036	2,180,731	2,224,036
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our Electric Transmission & Distribution business segment reported operating income of $165 million for the three months ended June 30, 2013, consisting of $131 million from the regulated electric transmission and distribution utility (TDU) and $34 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2012, operating income totaled $191 million, consisting of $153 million from the TDU and $38 million related to Bond Companies. TDU operating income decreased $22 million due to decreased usage ($21 million), primarily due to milder weather, increased depreciation expense ($4 million), increased taxes other than income taxes ($3 million), decreased right-of-way revenues ($3 million) and increased operating and maintenance expenses ($2 million, excluding $12 million of higher transmission costs offset by increased transmission revenue), partially offset by customer growth ($6 million) from the addition of over 43,000 metered customers.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our Electric Transmission & Distribution business segment reported operating income of $249 million for the six months ended June 30, 2013, consisting of $180 million from the TDU and $69 million related to Bond Companies. For the six months ended June 30, 2012, operating income totaled $298 million, consisting of $223 million from the TDU and $75 million related to Bond Companies. TDU operating income decreased $43 million due to decreased usage ($26 million), primarily due to milder weather, decreased right-of-way revenues ($12 million), increased depreciation expense ($10 million), increased operating and maintenance expenses ($8 million, excluding $24 million of higher transmission costs offset by increased transmission revenue) and increased taxes other than income taxes ($6 million), partially offset by customer growth ($12 million) from the addition of over 43,000 metered customers.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	$366	$529	$1,220	$1,580
Expenses:
Natural gas	136	268	629	924
Operation and maintenance	156	160	319	330
Depreciation and amortization	43	46	86	91
Taxes other than income taxes	22	30	56	71
Total expenses	357	504	1,090	1,416
Operating Income	$9	$25	$130	$164

Throughput (in billion cubic feet (Bcf)):
Residential	16	25	78	105
Commercial and industrial	52	56	126	142
Total Throughput	68	81	204	247

Number of customers at end of period:
Residential	3,020,913	3,051,621	3,020,913	3,051,621
Commercial and industrial	243,262	244,215	243,262	244,215
Total	3,264,175	3,295,836	3,264,175	3,295,836

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our Natural Gas Distribution business segment reported operating income of $25 million for the three months ended June 30, 2013 compared to $9 million for the three months ended June 30, 2012. Operating income increased $16 million due to increased usage primarily due to colder weather as compared to the prior year period, partially mitigated by weather hedges and weather normalization adjustments ($12 million), rate increases ($4 million) and increased economic activity across our footprint including the addition of approximately 32,000 customers ($3 million). These increases were partially offset by an increase in depreciation ($3 million) and an increase in property taxes ($2 million). Operation and maintenance expenses were essentially flat excluding increased expenses related to energy efficiency programs ($4 million), which were offset by related revenues. Increased expenses related to higher gross receipt taxes ($6 million) were also offset by the related revenues.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our Natural Gas Distribution business segment reported operating income of $164 million for the six months ended June 30, 2013 compared to $130 million for the six months ended June 30, 2012. Operating income increased $34 million due to increased usage primarily due to colder weather as compared to prior year period, partially mitigated by weather hedges and weather normalization adjustments ($29 million), rate increases ($6 million), and increased economic activity across our footprint, including the addition of approximately 32,000 customers ($5 million). These increases were partially offset by an increase in depreciation ($5 million) and an increase in property taxes ($2 million). Operation and maintenance expenses were essentially flat excluding increased expenses related to energy efficiency programs ($11 million), which were offset by related revenues. Increased expenses related to higher gross receipt taxes ($14 million) were also offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	$308	$628	$833	$1,225
Expenses:
Natural gas	300	612	811	1,190
Operation and maintenance	10	11	22	22
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	1	1	1
Total expenses	312	625	836	1,215
Operating Income (Loss)	$(4)	$3	$(3)	$10

Throughput (in Bcf)	127	137	288	299

Number of customers at end of period	15,567	17,190	15,567	17,190

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $3 million for the three months ended June 30, 2013 compared to an operating loss of $4 million for the three months ended June 30, 2012.  The increase in operating income of $7 million is primarily due to a $10 million improvement from mark-to-market accounting offset by a $3 million inventory write down to the lower of cost or market and a $1 million increase in operation and maintenance expenses. Specifically, the mark-to-market accounting impact for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins was a positive $6 million for the second quarter of 2013 compared to a $4 million charge for the same period of 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $10 million for the six months ended June 30, 2013 compared to an operating loss of $3 million for the six months ended June 30, 2012.  The increase in operating income of $13 million is primarily due to a $7 million increase generated from higher margins and lower fixed costs from the expiration of uneconomic transportation and storage contracts and a $6 million improvement from mark-to-market accounting. The first half of 2013 included a $1 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to charges of $5 million for the same period of 2012. Write-downs of natural gas inventory to the lower of cost or market were $3 million for the first half of 2013 and $4 million for the first half of 2012. Throughput volumes and the number of customers increased in the first two quarters of 2013 compared to the first two quarters of 2012 as a result of continued growth in this segment's commercial business.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First Quarter Form 10-Q and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013 (1)	2012	2013 (2)
Revenues	$125	$54	$252	$186
Expenses:
Natural gas	14	15	21	35
Operation and maintenance	36	13	74	51
Depreciation and amortization	14	5	28	20
Taxes other than income taxes	9	1	17	8
Total expenses	73	34	140	114
Operating Income	$52	$20	$112	$72

Equity in earnings of unconsolidated affiliates	$6	$2	$12	$7

Transportation throughput (in Bcf)	346	117	724	482
_______________

(1)	Represents April 2013 results only.

(2)	Represents January 2013 through April 2013 results only.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our Interstate Pipeline business segment reported operating income of $20 million for the three months ended June 30, 2013 compared to $52 million for the three months ended June 30, 2012.  Substantially all of this segment was contributed to Midstream Partnership on May 1, 2013, so results for the three months ended June 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Midstream Partnership are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in the Southeast Supply Header (SESH), a jointly owned pipeline, of $6 million and $2 million for the three months ended June 30, 2012 and 2013, respectively. The decrease was primarily due to the contribution of a 24.95% interest in SESH to Midstream Partnership. Second quarter of 2013 equity earnings includes $2 million from our 50% interest in SESH for the month of April 2013. Beginning May 1, 2013, equity earnings related to the transferred interest in SESH as well as our remaining 25.05% interest are reported as components of Midstream Investments equity income.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our Interstate Pipeline business segment reported operating income of $72 million for the six months ended June 30, 2013 compared to $112 million for the six months ended June 30, 2012.  Substantially all of this segment was contributed to Midstream Partnership on May 1, 2013, so results for the six months ended June 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Midstream Partnership are included in our Midstream Investments segment.

Equity Earnings. In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $12 million and $7 million for the six months ended June 30, 2012 and 2013, respectively. The decrease was primarily due to the contribution of a 24.95% interest in SESH to Midstream Partnership as discussed above.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First Quarter Form 10-Q and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013 (1)	2012	2013 (2)
Revenues	$104	$55	$209	$196
Expenses:
Natural gas	15	16	33	54
Operation and maintenance	26	13	53	45
Depreciation and amortization	11	5	22	20
Taxes other than income taxes	1	1	3	4
Total expenses	53	35	111	123
Operating Income	$51	$20	$98	$73

Equity in earnings of unconsolidated affiliates	$2	$—	$5	$—

Gathering throughput (in Bcf)	233	62	470	252
________________

(1)	Represents April 2013 results only.

(2)	Represents January 2013 through April 2013 results only.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our Field Services business segment reported operating income of $20 million for the three months ended June 30, 2013 compared to $51 million for the three months ended June 30, 2012.  Substantially all of this segment was contributed to Midstream Partnership on May 1, 2013, so results for the three months ended June 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Midstream Partnership are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million for the three months ended June 30, 2012 from its 50% general partnership interest in Waskom Gas Processing Company (Waskom) and is included in Equity in Earnings under the Other Income (Expense) caption. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Midstream Partnership.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our Field Services business segment reported operating income of $73 million for the six months ended June 30, 2013 compared to $98 million for the six months ended June 30, 2012.  Substantially all of this segment was contributed to Midstream Partnership on May 1, 2013, so results for the six months ended June 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Midstream Partnership are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income of $5 million for the six months ended June 30, 2012 from its 50% general partnership interest in Waskom and is included in Equity in Earnings under the Other Income (Expense) caption. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Midstream Partnership.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First Quarter Form 10-Q and Item 1A of Part II of this Form 10-Q.

In the second quarter of 2013, we reported pre-tax equity income of $33 million from our 58.3% limited partner interest in Midstream Partnership that was formed on May 1, 2013. Additionally, we reported $2 million of pre-tax equity income from our 25.05% interest in SESH for the months of May and June 2013. Midstream Partnership results for the two months ended June 30, 2013, were consistent with management's expectations in light of lower natural gas liquids prices and low seasonal and geographic price differentials.  Midstream Partnership continued to increase gathering and processing capacity through system expansions.  Transportation throughput was impacted by system integrity projects and slightly lower demand.

Midstream Partnership Operating Data during the two months ended June 30, 2013

Two Months Ended June 30, 2013
Natural gas gathered volumes - Trillion British Thermal Units per day (TBtu/d)	3.56
Natural gas transportation volumes - TBtu/d	5.19
Natural gas processed volumes - TBtu/d	1.44

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and six months ended June 30, 2012 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	$3	$3	$6	$6
Expenses	—	13	1	19
Operating Income (Loss)	$3	$(10)	$5	$(13)

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our Other Operations business segment reported an operating loss of $10 million for the three months ended June 30, 2013 compared to operating income of $3 million for the same period of 2012. The decrease in operating income of $13 million is primarily related to the costs associated with the formation of Midstream Partnership ($10 million) as well as higher property taxes ($ 1 million).

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our Other Operations business segment reported an operating loss of $13 million for the six months ended June 30, 2013 compared to operating income of $5 million for the same period of 2012. The decrease in operating income of $18 million is primarily related to the costs associated with the formation of Midstream Partnership ($12 million), higher depreciation expense ($2 million) and higher property taxes ($1 million).

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II in our First Quarter Form 10-Q and in Item 1A of Part II of this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2013:

	Six Months Ended June 30,
	2012	2013
	(in millions)
Cash provided by (used in):
Operating activities	$927	$790
Investing activities	(657)	(625)
Financing activities	633	(314)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2013 decreased $137 million compared to the same period in 2012 due primarily to decreased operating income ($85 million), decreased cash provided by net accounts receivable/payable ($112 million), decreased cash related to gas storage ($87 million) and decreased net margin deposits ($29 million), which were partially offset by increased cash provided by fuel cost recovery ($179 million) and decreased cash paid for interest ($12 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2013 decreased $32 million compared to the same period in 2012 due primarily to decreased acquisition activity ($89 million), decreased restricted cash ($15 million), increased proceeds from sale of marketable securities ($9 million) and decreased investments in unconsolidated affiliates ($4 million), which were partially offset by increased capital expenditures ($62 million) and cash contributed to Midstream Partnership ($38 million).

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first six months of 2013 increased $947 million compared to the same period in 2012 primarily due to decreased proceeds from long-term debt ($645 million) and increased payments of long-term debt ($623 million), which were partially offset by decreased net payments of commercial paper ($285 million) and increased short-term borrowings ($31 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission and distribution operations.  These capital expenditures relate to reliability, safety and system expansions.  Our principal cash requirements for the remaining six months of 2013 include the following:

•	capital expenditures of approximately $684 million;

•	the redemption, on August 1, 2013, of approximately $92 million of pollution control bonds issued on our behalf at 101% of their aggregate principal amount;

•	scheduled principal payments on transition and system restoration bonds of $228 million;

•	pension contributions aggregating approximately $50 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that invested cash remaining from CERC Corp.'s receipt, on May 1, 2013, of a $1.05 billion debt repayment from Midstream Partnership, borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations, and distributions from Midstream Partnership will be sufficient to meet our anticipated cash needs for the remaining six months of 2013. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $66 million as of June 30, 2013.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Midstream Partnership under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of June 30, 2013, CenterPoint Energy, Inc. had guaranteed Midstream Partnership's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of Midstream Partnership, CEGT and MRT under certain contractual arrangements with third parties, which guarantees are scheduled to expire between July 2013 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $157.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. The obligations supported by the CERC Midstream Guarantees for the months of June and July 2013 totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Midstream Partnership, Midstream Partnership and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees on or prior to October 28, 2013 by causing Midstream Partnership or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of Midstream Partnership's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

Regulatory Matters. Significant regulatory developments that have occurred since our First Quarter Form 10-Q was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). The natural gas distribution business of CERC’s (Gas Operations) Houston and South Texas Divisions each submitted annual GRIP filings on March 28, 2013.  For the Houston Division, the filing was to recover costs related to $55.8 million in incremental capital expenditures that were incurred in 2012.  The increase in revenue requirements for this filing period is $10.7 million annually based on an authorized rate of return of 8.65%.  For the South Texas Division, the filing was to recover costs related to $17.5 million in incremental capital expenditures that were incurred in 2012.  The increase in revenue requirements for this filing period is $2.9 million annually based on an authorized rate of return of 8.75%.  Rates were completely implemented by July 2013.

Arkansas Billing Determinant Rate Adjustment Tariff (BDA) Filing. Gas Operations’ Arkansas Division made its annual BDA filing with the Arkansas Public Service Commission (APSC) on March 27, 2013 to request recovery of a calendar year 2012 shortfall of $6.77 million. No exceptions were noted by the APSC staff and the revised rates went into effect on June 1, 2013.

Mississippi Rate Regulation Adjustment Rider (RRA).   Gas Operations’ Mississippi Division submitted an annual RRA filing with the Mississippi Public Service Commission (MPSC) on May 1, 2013 to request recovery of calendar year 2012 earnings shortfall of approximately $3.2 million.  The MPSC approved approximately $2.9 million, and the revised rates went into effect in July 2013.

Cost of Service Adjustment (COSA) Rate Adjustments. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues from the Texas Coast service territory by approximately $3.5 million. The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission's order in part and remanded the matter to the Railroad Commission. In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved COSA mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction. The Railroad Commission and Gas Operations appealed the court's ruling on the COSA mechanism to the Texas Third Court of Appeals in Austin, Texas. In October 2011, the Texas Third Court of Appeals reversed the district court's ruling. In December 2011, the Texas Third Court of Appeals denied a motion for rehearing. In February 2012, parties opposed to the Third Court's decision appealed to the Texas Supreme Court. In February 2013, the Texas Supreme Court granted the petitions for review. Oral arguments have been scheduled for September 2013. The issues on appeal are limited to the validity of the COSA rate adjustments made for the 2008 to 2010 calendar years. If the Texas Supreme Court were to determine that the Railroad Commission lacked authority to approve these rate adjustments, Gas Operations could have a potential refund liability of revenues billed during the applicable periods plus interest.

Minneapolis Franchise. Gas Operations currently provides natural gas distribution services to approximately 124,000 customers in Minneapolis, Minnesota under a franchise that is due to expire at the end of 2014. In June 2013, the Minneapolis City Council voted to hold public hearings on August 1, 2013 to consider (i) authorizing the establishment of a municipal electric utility and authorizing the City to own, operate, construct and extend electric facilities and acquire the property of any existing electric public utility operating within Minneapolis, and (ii) authorizing the establishment of a municipal gas utility and authorizing the City to own, operate, construct and extend gas and similar facilities and acquire the property of any existing gas public utility operating within Minneapolis. Should the City Council vote to pursue either such activity, a ballot initiative would need to be placed before the electorate of Minneapolis authorizing a change to the City's charter to provide the City with authority to own and operate an electric and/or gas utility, as applicable. If the City was authorized to acquire existing gas public utility assets, the City Council would then need to take affirmative steps to do so and the City would need to make payment for the acquisition of such assets.

Credit Facilities. As of July 18, 2013, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at July 18, 2013 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$6	(2)	September 9, 2016
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2016
September 9, 2011	CERC Corp.	950	—		September 9, 2016
   ________________

(1)
Based on the debt (excluding transition and system restoration bonds) to earnings before interest, taxes, depreciation and amortization (EBITDA) covenant in our $1.2 billion credit facility, we would have been permitted to utilize the full capacity of our revolving credit facilities aggregating $2.5 billion at June 30, 2013.

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

Our $1.2 billion credit facility backstops our $1.0 billion commercial paper program. CERC Corp.'s $950 million credit facility backstops its $915 million commercial paper program. As of June 30, 2013, there was no commercial paper outstanding under either commercial paper program.

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

Temporary Investments. As of July 18, 2013, we had temporary investments in money market funds of $365 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of July 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa3	Positive	BBB+	Stable	BBB	Stable
CenterPoint Houston Senior Secured Debt	A3	Positive	A	Stable	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Stable	BBB	Stable
   ________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion credit facility, CenterPoint Houston’s $300 million credit facility and CERC Corp.’s $950 million credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2013, the impact on the borrowing costs under our bank credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

CERC Corp. and its subsidiaries purchase natural gas from one of their suppliers under supply agreements that contain an aggregate credit threshold of $140 million based on CERC Corp.'s S&P senior unsecured long-term debt rating of A-. Under these agreements, CERC may need to provide collateral if the aggregate threshold is exceeded or if the S&P senior unsecured long-term debt rating is downgraded below BBB+.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2013, the amount posted as collateral aggregated approximately $13 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2013, unsecured credit limits extended to CES by counterparties aggregate $289 million and $3 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of June 30, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at June 30, 2013. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of June 30, 2013, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on June 30, 2013, deferred taxes of approximately $386 million would have been payable in 2013.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of June 30, 2013, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

Midstream Partnership. In connection with its formation on May 1, 2013, Midstream Partnership (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC Corp. , and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.

The sponsors of Midstream Partnership, including us, may from time to time determine to provide funds to Midstream Partnership through loans and/or capital contributions in addition to funds that Midstream Partnership may obtain from time to time under its revolving credit facility or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to Midstream Partnership by CERC Corp. are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K, in Item 1A of Part II of our First Quarter Form 10-Q and in Item 1A of Part II of this Form 10-Q.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2013, the recorded fair value of our non-trading energy derivatives was a net asset of $17 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. A decrease of 10% in the market prices of energy commodities from their June 30, 2013 levels would have decreased the fair value of our non-trading energy derivatives net asset by $5 million.

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

Interest Rate Risk

As of June 30, 2013, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2012 and June 30, 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.7 billion and $8.4 billion, respectively, in carrying amount and having a fair value of $10.9 billion and $9.1 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $231 million if interest rates were to decline by 10% from their levels at June 30, 2013. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $139 million at June 30, 2013 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $23 million if interest rates were to decline by 10% from levels at June 30, 2013. Changes in the fair value of the derivative component, a $340 million recorded liability at June 30, 2013, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2013 levels, the fair value of the derivative component liability would increase by approximately $9 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.6 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2013 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. We have investments in certain unconsolidated affiliates. As we do not control these affiliates, our disclosure controls and procedures with respect to such affiliates are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources ─ Future Sources and Uses of Cash ─ Regulatory Matters”, each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2012 Form 10-K.

Item 1A.	RISK FACTORS

Other than with respect to the updated risk factors and the addition of the other risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2012 Form 10-K and First Quarter Form 10-Q.

The revenues and results of operations of Midstream Partnership are subject to fluctuations in the supply and price of natural gas and natural gas liquids and regulatory and other issues impacting its customers' production decisions.
Midstream Partnership largely relies on natural gas sourced in the various supply basins located in the Mid-continent region of the United States. The level of drilling and production activity in these regions is dependent on economic and business factors beyond our and its control. The primary factor affecting both the level of drilling activity and production volumes is natural gas pricing. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the regions served by Midstream Partnership's gathering and pipeline transportation systems and its natural gas treating and processing activities. A sustained decline could also lead producers to shut in production from their existing wells. Other factors that impact production decisions include the level of production costs relative to other available production, producers' access to needed capital and the cost of that capital, access to drilling rigs, the ability of producers to obtain necessary drilling and other governmental permits, levels of reserves, geological considerations and regulatory changes. Regulatory changes include the potential for more restrictive rules governing the use of hydraulic fracturing, a process used in the extraction of natural gas from shale reservoir formations, and the use of water in that process. Because of these factors, even if new natural gas reserves are discovered in areas served by Midstream Partnership's assets, producers may choose not to develop those reserves or to shut in production from existing reserves. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on Midstream Partnership's results of operations, financial condition and cash flows.

Midstream Partnership's revenues from its businesses are also affected by the prices of natural gas and natural gas liquids (NGLs). Although the gathering revenues from its field services operations are primarily fee-based, a portion of these revenues is related to sales of natural gas that it retains from either a usage component of its contracts or from compressor efficiencies, and a reduction in natural gas prices could adversely impact these revenues. For example, Midstream Partnership's keep-whole natural gas processing arrangements expose it to fluctuations in the pricing spreads between NGLs prices and natural gas prices. Under these arrangements, the processor processes raw natural gas to extract NGLs and pays to the producer the gas equivalent Btu value of raw natural gas received from the producer in the form of either processed gas or its cash equivalent. The processor is generally entitled to retain the processed NGLs and to sell them for its own account. Accordingly, the processor's margin is a function of the difference between the value of the NGLs produced and the cost of the processed gas used to replace the gas equivalent Btu value of those NGLs. Therefore, if natural gas prices increase and NGLs prices do not increase by a corresponding amount, the processor has to replace the British thermal units of natural gas at higher prices and processing margins are negatively affected.

Likewise, under many of Midstream Partnership's percent-of-proceeds and percent-of-liquids natural gas processing agreements, the processor gathers raw natural gas from producers at the wellhead, transports the gas through its gathering system, processes the gas and sells the processed gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the actual proceeds of the sale of processed natural gas, NGLs or both or the expected proceeds based on an index price. These arrangements expose Midstream Partnership to risks associated with the price of natural gas and NGLs.

NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In addition, NGLs prices are a function of supply and demand. For example, recently, NGLs supply relative to demand has resulted in NGLs prices trending downward. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs and crude oil depend upon factors beyond our control. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors.

Midstream Partnership depends on two customers for a significant portion of its firm intrastate transportation and storage services. The loss of, or reduction in volumes from, either of these customers could result in a decline in Midstream Partnership's transportation and storage services and its financial condition, results of operations and cash flows.
Midstream Partnership provides firm intrastate transportation and storage services to several customers on its system. Its major intrastate transportation customers are OG&E and Public Service Company of Oklahoma, or PSO, the second largest electric utility in Oklahoma. As part of a no-notice load following contract with OG&E, Midstream Partnership provides natural gas storage services for OG&E. It provides gas transmission delivery services to all of PSO's natural gas-fired electric generation facilities in Oklahoma under a firm intrastate transportation contract.

The PSO contract and the OG&E contract provide for a monthly demand charge plus variable transportation charges including fuel. The stated term of the PSO contract expired January 1, 2013, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period. Because neither party provided notice of termination 180 days prior to January 1, 2013, the PSO contract will remain in effect at least through January 1, 2014. The stated term of the OG&E contract expired April 30, 2009, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period. Because neither party provided notice of termination 180 days prior to May 1, 2013, the OG&E contract will remain in effect at least through April 30, 2014. The loss of all or even a portion of the intrastate transportation and storage services for either of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could have a material adverse effect on Midstream Partnership's financial condition, results of operations and cash flows.

If third-party pipelines and other facilities interconnected to Midstream Partnership's gathering, processing or transportation facilities become partially or fully unavailable, its financial condition, results of operations and cash flows could be adversely affected.
Midstream Partnership depends upon third-party natural gas pipelines to deliver gas to, and take gas from, its transportation systems. It also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of the processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. Additionally, Midstream Partnership depends on third parties to provide electricity for compression at many of its facilities. Since it does not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within Midstream Partnership's control. If any of these third-party pipelines or other facilities become partially or fully unavailable, its financial condition, results of operations and cash flows could be adversely affected.

Midstream Partnership's intrastate natural gas transportation and storage operations are subject to regulation by the FERC pursuant to Section 311 of the NGPA.
The rates, terms, and conditions for transporting natural gas in interstate commerce on Midstream Partnership's intrastate pipelines are subject to the jurisdiction of the FERC under Section 311 of the NGPA. The majority of Midstream Partnership's intrastate pipelines that provide interstate transportation under Section 311 of the NGPA are located within Oklahoma with an additional intrastate pipeline located in Illinois. Rates to provide such service must be “fair and equitable” under the NGPA and are subject to review, refund with interest if found not to be fair and equitable, and approval by the FERC at least once every five years (previously a triennial requirement). The terms and conditions of service set forth in the intrastate pipelines' Statement of Operating Conditions are subject to FERC approval as well. FERC and state regulation may have an adverse impact on Midstream Partnership's ability to establish interstate transportation and storage rates on its intrastate facilities that would allow it to recover the full cost of operating our transportation and storage facilities, including a reasonable return, and could have an adverse effect on its financial condition, results of operations and cash flows.

A change in the jurisdictional characterization of some of Midstream Partnership's assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.
Midstream Partnership's natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC under the NGA, but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC's policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation. The classification and regulation of some of Midstream Partnership's gathering facilities and intrastate transportation pipelines may be subject to change based on any reassessment by Midstream Partnership of the jurisdictional status of its facilities or on future determinations by FERC and the courts.

Natural gas gathering may receive greater regulatory scrutiny at the state level; therefore, Midstream Partnership's natural gas gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. Midstream Partnership's gathering and transportation operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of such facilities. We cannot predict what effect, if any, such changes might have on Midstream Partnership's operations, but it could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Recovery of the costs associated with such changes is not assured, and Midstream Partnership may have to renegotiate contracts or make rate change filings for its transportation businesses to attempt to recover these costs from its customers.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2012 and 2013 was 2.39 and 2.33, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Accounting Standards Update. On January 1, 2013, CenterPoint Energy adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), clarified that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivative and Hedging, that are either offset in accordance with FASB ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. The retrospective application did not have an impact on the CenterPoint Energy's consolidated financial statements other than additional disclosures.

CenterPoint Energy presents natural gas contracts on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The tables below reflect the unaudited retrospective application of ASU 2011-11 and ASU 2013-01 for the years ended December 31, 2012 and 2011, including the location and fair value amounts of all derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets:

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2012
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$42	$(6)	$36
Other Assets: Non-trading derivative assets	7	(1)	6
Current Liabilities: Non-trading derivative liabilities	(28)	14	(14)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$17	$9	$26

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2011
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$102	$(15)	$87
Other Assets: Non-trading derivative assets	20	—	20
Current Liabilities: Non-trading derivative liabilities	(110)	64	(46)
Other Liabilities: Non-trading derivative liabilities	(13)	7	(6)
Total	$(1)	$56	$55
_______________

(1)	Gross Amounts Recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
10.1	Summary of certain compensation arrangements of Milton Carroll, Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated April 25, 2013	1-31447	10.1
10.2	First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP (CEFS) dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.1
10.3	Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.2
10.4	Registration Rights Agreement dated as of May 1, 2013 by and among CEFS, CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3
10.5	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+10.6	Agreement, dated June 26, 2013, by and between CERC Corp. and C. Gregory Harper
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
99.1	$1,050,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.1
99.2	$1,400,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.2
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: August 1, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
10.1	Summary of certain compensation arrangements of Milton Carroll, Executive Chairman of the Board of Directors of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated April 25, 2013	1-31447	10.1
10.2	First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP (CEFS) dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.1
10.3	Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.2
10.4	Registration Rights Agreement dated as of May 1, 2013 by and among CEFS, CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3
10.5	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+10.6	Agreement, dated June 26, 2013, by and between CERC Corp. and C. Gregory Harper
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
99.1	$1,050,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.1
99.2	$1,400,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.2
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document