Form 10-Q
period 2013-09-30
CENTERPOINT ENERGY INC
filed 2013-11-06
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

As of October 18, 2013, CenterPoint Energy, Inc. had 428,640,167 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable Midstream Partners, LP (Enable), our midstream partnership with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight)), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

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

•
the performance of Enable, the amount of cash distributions we receive from Enable, and the value of our interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified above and:

◦	the integration of the operations of the businesses we contributed to Enable with those contributed by OGE and ArcLight;

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

◦
competitive conditions in the midstream industry, and actions taken by Enable's customers and competitors, including the extent and timing of the entry of additional competition in the markets served by Enable;

◦
the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital;

◦	the availability and prices of raw materials for current and future construction projects;

◦	the timing and terms of Enable’s planned initial public offering, the actual consummation of which is subject to market conditions, regulatory requirements and other factors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013, which are incorporated herein by reference, in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Revenues	$1,705	$1,640	$5,314	$5,922

Expenses:
Natural gas	520	595	1,898	2,671
Natural gas - affiliates	—	42	—	70
Operation and maintenance	458	422	1,364	1,352
Depreciation and amortization	301	248	800	741
Taxes other than income taxes	86	89	272	289
Goodwill impairment	252	—	252	—
Total	1,617	1,396	4,586	5,123
Operating Income	88	244	728	799

Other Income (Expense):
Gain on marketable securities	77	54	136	158
Loss on indexed debt securities	(52)	(42)	(76)	(120)
Interest and other finance charges	(104)	(86)	(318)	(269)
Interest on transition and system restoration bonds	(37)	(32)	(112)	(101)
Equity in earnings of unconsolidated affiliates, net	8	80	25	122
Step acquisition gain	136	—	136	—
Other, net	12	11	28	17
Total	40	(15)	(181)	(193)

Income Before Income Taxes	128	229	547	606
Income tax expense	118	78	264	408
Net Income	$10	$151	$283	$198

Basic Earnings Per Share	$0.02	$0.35	$0.66	$0.46

Diluted Earnings Per Share	$0.02	$0.35	$0.66	$0.46

Dividends Declared Per Share	$0.2025	$0.2075	$0.6075	$0.6225

Weighted Average Shares Outstanding, Basic	427	429	427	428

Weighted Average Shares Outstanding, Diluted	430	431	430	431

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Net income	$10	$151	$283	$198
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2, $2, $6 and $5)	3	3	8	8
Total	3	3	8	8
Comprehensive income	$13	$154	$291	$206

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	December 31, 2012	September 30, 2013
Current Assets:
Cash and cash equivalents ($266 and $154 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	$646	$219
Investment in marketable securities	540	689
Accounts receivable, net ($68 and $77 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	768	617
Accrued unbilled revenues	339	170
Accounts receivable - affiliated companies	—	23
Natural gas inventory	145	237
Materials and supplies	177	137
Non-trading derivative assets	36	26
Taxes receivable	7	89
Prepaid expenses and other current assets ($54 and $44 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	216	112
Total current assets	2,874	2,319

Property, Plant and Equipment:
Property, plant and equipment	18,377	13,909
Less accumulated depreciation and amortization	4,780	4,523
Property, plant and equipment, net	13,597	9,386

Other Assets:
Goodwill	1,468	840
Regulatory assets ($3,545 and $3,253 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	4,324	3,992
Notes receivable - affiliated companies	—	363
Non-trading derivative assets	6	10
Investment in unconsolidated affiliates	405	4,525
Other	197	140
Total other assets	6,400	9,870

Total Assets	$22,871	$21,575

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2012	September 30, 2013
Current Liabilities:
Short-term borrowings	$38	$70
Current portion of VIE transition and system restoration bonds long-term debt	447	353
Current portion of indexed debt	138	141
Current portion of other long-term debt	815	59
Indexed debt securities derivative	268	382
Accounts payable	561	364
Accounts payable - affiliated companies	—	22
Taxes accrued	160	130
Interest accrued	150	100
Non-trading derivative liabilities	14	6
Accumulated deferred income taxes, net	604	625
Other	380	343
Total current liabilities	3,575	2,595

Other Liabilities:
Accumulated deferred income taxes, net	4,153	4,504
Non-trading derivative liabilities	2	1
Benefit obligations	1,143	1,052
Regulatory liabilities	1,093	1,153
Other	247	251
Total other liabilities	6,638	6,961

Long-term Debt:
VIE transition and system restoration bonds	3,400	3,106
Other	4,957	4,652
Total long-term debt	8,357	7,758

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (427,599,564 shares and 428,640,167 shares outstanding at December 31, 2012 and September 30, 2013, respectively)	4	4
Additional paid-in capital	4,130	4,151
Retained earnings	302	233
Accumulated other comprehensive loss	(135)	(127)
Total shareholders’ equity	4,301	4,261

Total Liabilities and Shareholders’ Equity	$22,871	$21,575

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash Flows from Operating Activities:
Net income	$283	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	741
Amortization of deferred financing costs	23	23
Deferred income taxes	237	356
Goodwill impairment	252	—
Step acquisition gain	(136)	—
Unrealized gain on marketable securities	(136)	(158)
Unrealized loss on indexed debt securities	76	120
Write-down of natural gas inventory	4	4
Equity in earnings of unconsolidated affiliates, net of distributions	(6)	(65)
Pension contributions	(80)	(89)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	260	173
Inventory	(3)	(111)
Taxes receivable	(5)	(53)
Accounts payable	(186)	(151)
Fuel cost recovery	(72)	105
Non-trading derivatives, net	16	(6)
Margin deposits, net	49	5
Interest and taxes accrued	(71)	(66)
Net regulatory assets and liabilities	71	78
Other current assets	(12)	21
Other current liabilities	(23)	(40)
Other assets	(4)	(2)
Other liabilities	32	36
Other, net	10	13
Net cash provided by operating activities	1,379	1,132

Cash Flows from Investing Activities:
Capital expenditures	(818)	(912)
Acquisitions, net of cash acquired	(360)	—
Decrease (increase) in restricted cash of transition and system restoration bond companies	(12)	13
Distributions from unconsolidated affiliates	6	—
Cash contribution to Enable	—	(38)
Proceeds from sale of marketable securities	—	9
Other, net	(25)	2
Net cash used in investing activities	(1,209)	(926)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(9)	32
Payments of commercial paper, net	(285)	—
Proceeds from long-term debt	2,495	1,050
Payments of long-term debt	(1,528)	(1,455)
Cash paid for debt exchange and debt retirement	(69)	—
Debt issuance costs	(16)	(4)
Redemption of indexed debt securities	—	(8)
Payment of common stock dividends	(259)	(267)
Proceeds from issuance of common stock, net	3	2
Other, net	—	17
Net cash provided by (used in) financing activities	332	(633)

Net Increase (Decrease) in Cash and Cash Equivalents	502	(427)
Cash and Cash Equivalents at Beginning of Period	220	646
Cash and Cash Equivalents at End of Period	$722	$219
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS, cont.
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2013

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$446	$394
Income taxes, net	46	77
Non-cash transactions:
Accounts payable related to capital expenditures	100	83
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own an interest in Enable Midstream Partners, LP (Enable) as described below. As of September 30, 2013, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. CERC Corp. also owns approximately 58.3% of the limited partner interests in Enable, which owns and operates interstate pipelines and natural gas gathering, processing and treating facilities.

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable. In connection with the closing (i) CERC Corp. converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) CERC Corp. contributed to Enable its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries (Other CNP Midstream Subsidiaries), and a 24.95% interest in Southeast Supply Header, LLC (SESH and, collectively with CEFS, EGT, MRT and Other CNP Midstream Subsidiaries, CenterPoint Midstream), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC (Enogex), to Enable.

CERC Corp., OGE and ArcLight hold approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following an initial public offering. The general partner of Enable is governed by a board of directors made up of an equal number of representatives designated by each of CERC Corp. and OGE. See Note 7 for further discussion on the formation of Enable. The investment in Enable is accounted for utilizing the equity method of accounting. See Notes 7 and 14 below.

As of September 30, 2013, CenterPoint Energy had four variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

Additionally, as of September 30, 2013, CenterPoint Energy determined that Enable was a VIE; however, CenterPoint Energy is not the primary beneficiary and as such, this entity is not consolidated. See Note 7 for further discussion.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02).   The objective of ASU 2013-02 is to improve the transparency of changes in other comprehensive income and items reclassified out of Accumulated Other Comprehensive Income in financial statements.  This new guidance is effective for a reporting entity's first reporting period beginning after December 15, 2012 and should be applied prospectively.  CenterPoint Energy's adoption of this new guidance on January 1, 2013 did not have a material impact on its financial position, results of operations or cash flows.

In December 2011 and January 2013, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (ASU 2011-11) and No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” (ASU 2013-01), respectively.  The objective of ASU 2011-11 is to enhance disclosures about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The objective of ASU 2013-01 is to clarify which instruments and transactions are subject to ASU 2011-11.  Both ASU 2011-11 and ASU 2013-01 are effective for a reporting entity's first reporting period beginning on or after January 1, 2013 and should be applied retrospectively. CenterPoint Energy's adoption of this new guidance on January 1, 2013 did not have a material impact on its financial position, results of operations or cash flows.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2012		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$9	$—	$11	$—
Interest cost	25	6	22	5
Expected return on plan assets	(30)	(1)	(33)	(1)
Amortization of prior service credit	2	—	3	1
Amortization of net loss	15	1	15	2
Amortization of transition obligation	—	2	—	1
Net periodic cost	$21	$8	$18	$8

	Nine Months Ended September 30,
	2012		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$27	$1	$33	$1
Interest cost	74	18	68	15
Expected return on plan assets	(90)	(5)	(101)	(5)
Amortization of prior service credit	6	2	7	1
Amortization of net loss	45	3	47	5
Amortization of transition obligation	—	5	—	5
Net periodic cost	$62	$24	$54	$22
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(127)	$(132)
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (1)	1	2
Actuarial gains (1)	4	11
Total reclassifications from accumulated other comprehensive income	5	13
Tax expense	(2)	(5)
Net current period other comprehensive income	3	8
Ending Balance	$(124)	$(124)
________________

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $92 million to its pension plans in 2013, of which approximately $52 million and $89 million, respectively, was contributed during the three and nine months ended September 30, 2013.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2013, of which approximately $4 million and $12 million, respectively, was contributed during the three and nine months ended September 30, 2013.

(4)	Regulatory Accounting

As of September 30, 2013, CenterPoint Energy has not recognized an allowed equity return of $518 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2012 and 2013, CenterPoint Houston recognized approximately $16 million and $15 million, respectively, of the allowed equity return not previously recognized. During the nine months ended September 30, 2012 and 2013, CenterPoint Houston recognized approximately $37 million and $35 million, respectively, of the allowed equity return not previously recognized.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas operations in Texas and Minnesota and electric operations in Texas do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in these jurisdictions and on CenterPoint Houston’s results in its service territory.

In 2012 and 2013, CenterPoint Energy entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. In 2013, CenterPoint Energy also entered into a similar winter weather hedge for the CenterPoint Houston service territory. The swaps are based on ten-year normal weather. During both the three months ended September 30, 2012 and 2013, CenterPoint Energy recognized gains of $-0- related to these swaps. During the nine months ended September 30, 2012 and 2013, CenterPoint Energy recognized gains of $6 million and losses of $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2012 and September 30, 2013, while the last two tables provide a breakdown of the related income statement impacts for the three and nine months ended September 30, 2012 and 2013.

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

Fair Value of Derivative Instruments
		September 30, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (3)	Current Assets: Non-trading derivative assets	$26	$—
Natural gas derivatives (1) (3)	Other Assets: Non-trading derivative assets	10	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	8	17
Natural gas derivatives (1) (3)	Other Liabilities: Non-trading derivative liabilities	—	4
Indexed debt securities derivative	Current Liabilities	—	382
Total		$44	$403
 ________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 607 Bcf or a net 24 Bcf long position. Of the net long position, basis swaps constitute 89 Bcf.

(2)	The $17 million Derivative Current Liability includes $2 million related to physical forwards purchased from Enable.

(3)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $29 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $6 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$34	$(8)	$26
Other Assets: Non-trading derivative assets	10	—	10
Current Liabilities: Non-trading derivative liabilities	(17)	11	(6)
Other Liabilities: Non-trading derivative liabilities	(4)	3	(1)
Total	$23	$6	$29
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(21)	$11
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	24	(2)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(52)	(42)
Total		$(49)	$(33)

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$22	$24
Natural gas derivatives (1) (2)	Gains (Losses) in Expense: Natural Gas	(44)	(3)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(76)	(120)
Total		$(98)	$(99)
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $-0- during the three months ended September 30, 2013 and $(3) million during the nine months ended September 30, 2013 related to physical forwards purchased from Enable.

(2)
The Gains (Losses) in Expense: Natural Gas includes $(38) million and $-0- of costs during the nine months ended September 30, 2012 and 2013, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2012 and September 30, 2013 was $5 million and $3 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2012 and September 30, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2012 and September 30, 2013, $5 million and $3 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.85 to $4.48 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 52%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2013, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2013

	(in millions)
Assets
Corporate equities	$691	$—	$—	$—	$691
Investments, including money market funds	65	—	—	—	65
Natural gas derivatives	4	33	7	(8)	36
Total assets	$760	$33	$7	$(8)	$792
Liabilities
Indexed debt securities derivative	$—	$382	$—	$—	$382
Natural gas derivatives (2)	4	15	2	(14)	7
Total liabilities	$4	$397	$2	$(14)	$389
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $6 million posted with the same counterparties.

(2)	The (Level 2) Natural gas derivative liability of $15 million includes $2 million related to physical forwards purchased from Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Beginning balance	$3	$4	$6	$2
Total gains (1)	—	2	4	5
Total settlements (1)	(2)	(1)	(8)	(2)
Transfers out of Level 3	—	—	(1)	—
Ending balance (2)	$1	$5	$1	$5
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$2	$—	$4
 ________________

(1)
CenterPoint Energy did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment during either the three or nine months ended September 30, 2012 or 2013.

(2)	CenterPoint Energy did not have significant Level 3 purchases, sales or transfers into Level 3 during either the three or nine months ended September 30, 2012 or 2013.

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

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$—	$—	$363	$362
Financial liabilities:
Long-term debt	$9,619	$10,807	$8,170	$8,807

(7) Unconsolidated Affiliates

As discussed in Note 1, on May 1, 2013 (the Closing Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. Enable owns CenterPoint Midstream, which consists of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services business segments. As a result, CenterPoint Energy no longer has Interstate Pipelines or Field Services business segments. Equity earnings associated with CenterPoint Energy's interest in Enable and equity earnings associated with its retained 25.05% interest in SESH are now reported under the Midstream Investments segment. For a further description of CenterPoint Energy's reportable business segments, see Note 14.

The formation of Enable by CenterPoint Energy has been considered a contribution of in-substance real estate to a limited partnership as the businesses are composed of, and reliant upon, substantial real estate assets and integral equipment. Real estate assets and integral equipment primarily includes gas transmission pipelines, compressor station equipment, rights of way, storage and processing assets, and long-term customer contracts. Accordingly, CenterPoint Energy did not recognize a gain or loss upon contribution and recorded its investment in Enable using the equity method of accounting based on the historical cost of the contributed assets and liabilities as of the Closing Date. Approximately $5.8 billion of assets and $1.5 billion of liabilities (which includes the Term Loan and the indebtedness owed to CERC, both discussed below, of $1.05 billion and $363 million, respectively) were contributed by CERC Corp. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, recorded an equity method investment of $4.3 billion in Enable on the Closing Date. Pursuant to the MFA, CenterPoint Energy retained certain assets and liabilities historically held by CenterPoint Midstream such as balances relating to federal income taxes and benefit plan obligations.

CenterPoint Energy’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, CenterPoint Energy accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and CenterPoint Energy’s share of Enable’s comprehensive income. CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at September 30, 2013 and its guarantee of Enable’s $1.05 billion Term Loan and certain other guarantees as discussed in Note 12. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. See Note 1 for further discussion on Enable’s ownership structure.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions. Additionally, CenterPoint Energy provides seconded employees to Enable to support its operations. CenterPoint Energy does not anticipate extending the services provided to Enable, including providing seconded employees, beyond December 31, 2014. CenterPoint Energy did not transfer any employees to Enable at formation of the partnership or at any time during the nine months ended September 30, 2013. CenterPoint Energy billed Enable for reimbursement of transitional services, including the costs of seconded employees, of $42 million and $70 million during the three and five months ended September 30, 2013, respectively, under the Transition Agreements. Actual transitional services costs are recorded net of reimbursements received from Enable.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CenterPoint Energy. As of September 30, 2013, CenterPoint Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CenterPoint Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CenterPoint Energy for severance and termination costs related to the termination of CenterPoint Energy's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

On the Closing Date, Enable entered into a $1.05 billion three-year senior unsecured term loan facility (the Term Loan) with third parties and repaid $1.05 billion of affiliated notes payable (Affiliated Notes Payable) owed to CERC. CERC provided a guarantee of Enable's obligations under the Term Loan. The guarantee is subordinated to all senior debt of CERC. Certain of the entities contributed to Enable by CERC are obligated on approximately $363 million of indebtedness owed to CERC bearing interest at an annual rate of 2.10% to 2.45% and scheduled to mature in 2017.

CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partnership units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH.

As of September 30, 2013, CenterPoint Energy held an approximate 58.3% interest in Enable and a 25.05% interest in SESH.

Investment in Unconsolidated Affiliates:

	December 31, 2012	September 30, 2013
	(in millions)
Enable	$—	$4,326
SESH	404	199
Other	1	—
Total	$405	$4,525

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Enable	$—	$77	$—	$110
SESH	8	3	20	12
Other	—	—	5	—
	$8	$80	$25	$122
Summarized income information for Enable from formation on May 1, 2013 through September 30, 2013, based on the Enogex assets recorded at estimated fair value on the Closing Date, is as follows (in millions):

Operating Revenues	$1,298
Gross Margin	545
Operating Income	207
Net Income from Controlling Interest	188

CenterPoint Energy's 58.3% interest	$110
Summarized balance sheet information for Enable as of September 30, 2013 is as follows (in millions):

Current assets	$428
Non-current assets	10,537
Current liabilities	622
Non-current liabilities	2,140

Enable concluded that the formation of Enable is considered a business combination, and CenterPoint Midstream is the acquirer for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex is allocated to the assets acquired and liabilities assumed on the Closing Date based on their fair value.  Enogex’s assets, liabilities and equity were accordingly adjusted to estimated fair value as of May 1, 2013.  Determining the fair value of assets and liabilities is judgmental in nature and often involves the use of significant estimates and assumptions.  Enable used appraisers to assist in the determination of the estimated fair value of certain assets and liabilities contributed by Enogex.

CenterPoint Energy recorded its 58.3% interest in Enable’s net income for the period May 1, 2013 through September 30, 2013 of $110 million, which includes the depreciation and amortization of the step-up in fair value of Enogex assets at Enable.

As of September 30, 2013, CenterPoint Energy’s investment in Enable, recorded at the historical cost of the contributed CenterPoint Midstream assets and liabilities, was $439 million less than CenterPoint Energy’s proportionate share of Enable’s limited partners’ capital. This difference in CenterPoint Energy’s investment basis included $229 million related to CenterPoint Energy’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex, and therefore will not be recognized by CenterPoint Energy. CenterPoint Energy will accrete the remaining $210 million basis difference over 30 years.

Distributions received from Enable were approximately $36 million during the three and five months ended September 30, 2013.

(8)	Goodwill

Goodwill by reportable business segment as of December 31, 2012 and changes in the carrying amount of goodwill as of September 30, 2013 are as follows (in millions):

	December 31, 2012	Contributed to Enable	September 30, 2013
Natural Gas Distribution	$746	$—	$746
Interstate Pipelines	579	579	—
Competitive Natural Gas Sales and Services	83	—	83
Field Services	49	49	—
Other Operations	11	—	11
Total	$1,468	$628	$840

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

CenterPoint Energy performed its annual impairment test in the third quarter of 2013 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(9)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At December 31, 2012, 427,599,730 shares of CenterPoint Energy, Inc. common stock were issued and 427,599,564 shares were outstanding. At September 30, 2013, 428,640,333 shares of CenterPoint Energy, Inc. common stock were issued and 428,640,167 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both December 31, 2012 and September 30, 2013.

(10)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $38 million and $70 million as of December 31, 2012 and September 30, 2013, respectively.

(b)	Long-term Debt

Debt Repayments. In April 2013, CERC Corp. retired approximately $365 million aggregate principal amount of its 7.875% senior notes at their maturity. The retirement of senior notes was financed by CERC Corp. with the issuance of commercial paper. In May 2013, CERC Corp. applied proceeds from Enable's May 1, 2013 debt repayment of $1.05 billion to the repayment of $357 million aggregate principal amount of its commercial paper and to the May 31, 2013 redemption of $160 million aggregate principal amount of its 5.95% senior notes due January 15, 2014 at 103.419% of their aggregate principal amount. On August 1, 2013, approximately $92 million aggregate principal amount of pollution control bonds issued on CenterPoint Energy's behalf were redeemed at 101% of their aggregate principal amount. These bonds had an interest rate of 4%, a maturity date of August 1, 2015 and were collateralized by first mortgage bonds of CenterPoint Houston. On October 15, 2013, approximately $59 million aggregate principal amount of pollution control bonds issued on CenterPoint Energy’s behalf were redeemed at 101% of their aggregate principal amount. These bonds had an interest rate of 4%, a maturity date of October 15, 2015 and were collateralized by first mortgage bonds of CenterPoint Houston.

Credit Facilities. As of December 31, 2012 and September 30, 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

	December 31, 2012				September 30, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$7	$—	$1,200	$—	$6	$—
CenterPoint Houston	300	—	4	—	300	—	4	—
CERC Corp.	950	—	—	—	600	—	—	—
Total	$2,450	$—	$11	$—	$2,100	$—	$10	$—

CenterPoint Energy’s $1.2 billion revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Energy’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Energy’s consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at LIBOR plus 125 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization.

(11)	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2013 was 34% and 67%, respectively, compared to 92% and 48%, respectively, for the same periods in 2012. The lower effective tax rate for the three months ended September 30, 2013 was primarily due to the tax effects associated with the goodwill impairment for the same period in 2012. In addition, CenterPoint Energy recognized a tax benefit of $8 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles in 2013. The higher effective tax rate for the nine month period ended September 30, 2013 compared to the same period in 2012 is primarily due to additional tax expense of $225 million recorded for the book to tax basis difference arising from the formation of Enable. In addition, CenterPoint Energy recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to the formation of Enable.

The following table summarizes CenterPoint Energy’s unrecognized tax benefits (expenses) at December 31, 2012 and September 30, 2013:

	December 31, 2012	September 30, 2013
	(in millions)
Unrecognized tax expenses	$(23)	$—
Portion of unrecognized tax expenses that, if recognized, would increase the effective income tax rate	(3)	—
Interest accrued on unrecognized tax expenses	(8)	—

CenterPoint Energy does not expect the change to the amount of unrecognized tax expenses over the twelve months ending September 30, 2014 to materially impact the financial position of CenterPoint Energy.

CenterPoint Energy’s consolidated federal income tax returns have been audited by the Internal Revenue Service (IRS) and settled through the 2009 tax year. On July 9, 2013, CenterPoint Energy received notification that the Joint Committee of Taxation had approved its outstanding tax claims related to the 2002 and 2003 audit cycles. As a result, CenterPoint Energy recorded the settlement of all unrecognized tax expenses during the three month period ended September 30, 2013. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of September 30, 2013.

(12)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2013, minimum payment obligations for natural gas supply commitments are approximately $143 million for the remaining three months in 2013, $449 million in 2014, $382 million in 2015, $309 million in 2016, $250 million in 2017 and $366 million after 2017.

(b)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At September 30, 2013, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of September 30, 2013, CERC had collected $6.1 million from insurance companies to be used for future environmental remediation.

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

Other Proceedings

CenterPoint Energy is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, CenterPoint Energy is also a defendant in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. CenterPoint Energy regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CenterPoint Energy does not expect the disposition of these matters to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

(c)	Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $62 million as of September 30, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of September 30, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of EGT under certain contractual arrangements with third parties, which guarantees are scheduled to expire in June 2015 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $53.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. The obligations supported by the CERC Midstream Guarantees for the months of September and October 2013 totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

(13)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions, except share and per share amounts)
Net income	$10	$151	$283	$198

Basic weighted average shares outstanding	427,406,000	428,628,000	427,086,000	428,389,000
Plus: Incremental shares from assumed conversions:
Stock options	230,000	97,000	222,000	93,000
Restricted stock	2,347,000	2,142,000	2,347,000	2,142,000
Diluted weighted average shares	429,983,000	430,867,000	429,655,000	430,624,000

Basic earnings per share:
Net income	$0.02	$0.35	$0.66	$0.46

Diluted earnings per share:
Net income	$0.02	$0.35	$0.66	$0.46

(14)	Reportable Business Segments

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Competitive Natural Gas Sales and Services, Midstream Investments and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural

Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. Midstream Investments consists primarily of CenterPoint Energy’s investment in Enable and its retained interest in SESH. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Prior to May 1, 2013, CenterPoint Energy also reported an Interstate Pipelines business segment, which included CenterPoint Energy’s interstate natural gas pipeline operations, and a Field Services business segment, which included CenterPoint Energy’s non-rate regulated natural gas gathering, processing and treating operations. As previously disclosed, the formation of Enable closed on May 1, 2013. Enable now owns substantially all of CenterPoint Energy’s former Interstate Pipelines and Field Services business segments, except for the retained interest in SESH. As a result, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its retained interest in SESH under a new Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively.

Financial data for business segments is as follows (in millions):

	For the Three Months Ended September 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$748	(1)	$—	$242
Natural Gas Distribution	351		4	5
Competitive Natural Gas Sales and Services	382		7	(259)
Interstate Pipelines	92		30	48
Field Services	129		12	55
Other Operations	3		—	(3)
Eliminations	—		(53)	—
Consolidated	$1,705		$—	$88

	For the Three Months Ended September 30, 2013
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$745	(1)	$—	$239
Natural Gas Distribution	375		6	5
Competitive Natural Gas Sales and Services	516		4	2
Midstream Investments	—		—	—	(3)
Other Operations	4		—	(2)
Eliminations	—		(10)	—
Consolidated	$1,640		$—	$244

	For the Nine Months Ended September 30, 2012
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2012
Electric Transmission & Distribution	$1,955	(1)	$—	$540	$11,174
Natural Gas Distribution	1,560		15	135	4,775
Competitive Natural Gas Sales and Services	1,204		18	(262)	839
Interstate Pipelines	262		112	160	4,004
Field Services	324		26	153	2,453
Other Operations	9		—	2	2,600	(4)
Eliminations	—		(171)	—	(2,974)
Consolidated	$5,314		$—	$728	$22,871

	For the Nine Months Ended September 30, 2013
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)		Total Assets as of September 30, 2013
Electric Transmission & Distribution	$1,933	(1)	$—		$488		$10,364
Natural Gas Distribution	1,942		19		169		4,776
Competitive Natural Gas Sales and Services	1,726		19		12		806
Interstate Pipelines	133	(2)	53	(2)	72	(2)	—
Field Services	178	(2)	18	(2)	73	(2)	—
Midstream Investments	—		—		—		4,525	(3)
Other Operations	10		—		(15)		2,780	(4)
Eliminations	—		(109)		—		(1,676)
Consolidated	$5,922		$—		$799		$21,575
________________

(1)
Sales to affiliates of NRG in the three months ended September 30, 2012 and 2013 represented approximately $196 million and $202 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended September 30, 2012 and 2013 represented approximately $49 million and $52 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2012 and 2013 represented approximately $488 million and $494 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Energy Future Holdings Corp. in the nine months ended September 30, 2012 and 2013 represented approximately $123 million and $125 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Results reflected in the nine months ended September 30, 2013 represent only January 2013 through April 2013.

(3)
Midstream Investments reported equity earnings of $77 million from Enable and $3 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the three months ended September 30, 2013. Midstream Investments reported equity earnings of $110 million from Enable and $5 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the five months ended September 30, 2013. Included in total assets of Midstream Investments as of September 30, 2013 is $4,326 million related to CenterPoint Energy’s investment in Enable and $199 million related to CenterPoint Energy’s retained interest in SESH.

(4)
Included in total assets of Other Operations as of December 31, 2012 and September 30, 2013 are pension and other postemployment related regulatory assets of $832 million and $787 million, respectively.

(15)	Subsequent Events

On October 23, 2013, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2075 per share of common stock payable on December 10, 2013, to shareholders of record as of the close of business on November 15, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Enable Midstream Partners. As previously disclosed, on March 14, 2013, we entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which we, OGE and ArcLight agreed to form Enable Midstream Partners, LP (Enable) as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to the terms of the MFA. In connection with the closing (i) CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) CERC Corp. contributed to Enable its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC (SESH), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC, to Enable. Enable owns substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in SESH.
CERC Corp., OGE and ArcLight hold approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following an initial public offering. The general partner of Enable is governed by a board made up of an equal number of representatives designated by each of CERC Corp. and OGE.
In connection with the closing, Enable (i) entered into a $1.05 billion three-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
As a result of the formation of Enable, we no longer have Interstate Pipelines or Field Services business segments. Equity earnings associated with our interest in Enable and our retained 25.05% interest in SESH are reported under our Midstream Investments segment. For a further description of our reportable business segments, see Note 14 to our Interim Condensed Consolidated Financial Statements.
Debt Matters. On August 1, 2013, approximately $92 million aggregate principal amount of pollution control bonds issued on our behalf were redeemed at 101% of their aggregate principal amount. These bonds had an interest rate of 4%, a maturity date of August 1, 2015 and were collateralized by first mortgage bonds of CenterPoint Houston.
On September 9, 2013, our revolving credit facility and the revolving credit facilities of CenterPoint Houston and CERC Corp. were amended to, among other things, (i) reduce the size of the CERC Corp. facility from $950 million to $600 million, (ii) extend the scheduled termination dates of the three facilities from September 9, 2016 to September 9, 2018, and (iii) change the financial covenant in our facility to a covenant that limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization (subject to a temporary increase to 70% of our consolidated capitalization under certain circumstances described therein).
On October 15, 2013, approximately $59 million aggregate principal amount of pollution control bonds issued on our behalf were redeemed at 101% of their aggregate principal amount. These bonds had an interest rate of 4%, a maturity date of October 15, 2015 and were collateralized by first mortgage bonds of CenterPoint Houston.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$1,705	$1,640	$5,314	$5,922
Expenses	1,617	1,396	4,586	5,123
Operating Income	88	244	728	799
Interest and Other Finance Charges	(104)	(86)	(318)	(269)
Interest on Transition and System Restoration Bonds	(37)	(32)	(112)	(101)
Equity in Earnings of Unconsolidated Affiliates	8	80	25	122
Step acquisition gain	136	—	136	—
Other Income, net	37	23	88	55
Income Before Income Taxes	128	229	547	606
Income Tax Expense	118	78	264	408
Net Income	$10	$151	$283	$198

Basic Earnings Per Share	$0.02	$0.35	$0.66	$0.46

Diluted Earnings Per Share	$0.02	$0.35	$0.66	$0.46

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We reported consolidated net income of $151 million ($0.35 per diluted share) for the three months ended September 30, 2013 compared to net income of $10 million ($0.02 per diluted share) for the same period in 2012. The increase in net income of $141 million was primarily due to a $156 million increase in operating income (discussed below by segment), a $72 million increase in equity earnings of unconsolidated affiliates, a $40 million decrease in income tax expense, a $23 million decrease in interest expense and a $10 million decrease in the loss on our indexed debt securities, which were partially offset by a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom Gas Processing Company (Waskom) in 2012 and a $23 million decrease in the gain on our marketable securities.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

We reported consolidated net income of $198 million ($0.46 per diluted share) for the nine months ended September 30, 2013 compared to $283 million ($0.66 per diluted share) for the same period in 2012. The decrease in net income of $85 million was primarily due to a $144 million increase in income tax expense discussed below, a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom in 2012 and a $44 million increase in the loss on our indexed debt securities, which were partially offset by a $97 million increase in equity earnings of unconsolidated affiliates, a $71 million increase in operating income (discussed below by segment), a $60 million decrease in interest expense and a $22 million increase in the gain on our marketable securities.

Income Tax Expense

Our effective tax rate for the three and nine months ended September 30, 2013 was 34% and 67%, respectively, compared to 92% and 48%, respectively, for the same periods in 2012. The lower effective tax rate for the three months ended September 30, 2013 was primarily due to the tax effects associated with the goodwill impairment for the same period in 2012. In addition, we recognized a tax benefit of $8 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles in 2013. The higher effective tax rate for the nine month period ending September 30, 2013 compared to the same period in 2012 is primarily due to additional tax expense of $225 million recorded for the book to tax basis difference arising from the formation of Enable. In addition, we recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to the formation of Enable.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and nine months ended September 30, 2012 and 2013.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Electric Transmission & Distribution	$242	$239	$540	$488
Natural Gas Distribution	5	5	135	169
Competitive Natural Gas Sales and Services	(259)	2	(262)	12
Interstate Pipelines	48	—	160	72	(1)
Field Services	55	—	153	73	(1)
Other Operations	(3)	(2)	2	(15)
Total Consolidated Operating Income	$88	$244	$728	$799
_______________

(1)	Represents January 2013 through April 2013 results only.

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 (First and Second Quarter Forms 10-Q, respectively) and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues:
Electric transmission and distribution utility	$563	$600	$1,492	$1,534
Transition and system restoration bond companies	185	145	463	399
Total revenues	748	745	1,955	1,933
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	228	256	680	740
Depreciation and amortization, excluding transition and system restoration bond companies	76	80	224	238
Taxes other than income taxes	54	57	160	169
Transition and system restoration bond companies	148	113	351	298
Total expenses	506	506	1,415	1,445
Operating Income	$242	$239	$540	$488

Operating Income:
Electric transmission and distribution utility	$205	$207	$428	$387
Transition and system restoration bond companies (1)	37	32	112	101
Total segment operating income	$242	$239	$540	$488

Throughput (in gigawatt-hours (GWh)):
Residential	9,524	9,945	21,967	21,736
Total	23,753	24,410	61,284	61,544

Number of metered customers at end of period:
Residential	1,934,078	1,973,270	1,934,078	1,973,270
Total	2,189,796	2,234,041	2,189,796	2,234,041
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Electric Transmission & Distribution business segment reported operating income of $239 million for the three months ended September 30, 2013, consisting of $207 million from the regulated electric transmission and distribution utility (TDU) and $32 million related to transition and system restoration bond companies (Bond Companies). For the three months ended September 30, 2012, operating income totaled $242 million, consisting of $205 million from the TDU and $37 million related to Bond Companies. TDU operating income increased $2 million due to customer growth ($8 million) from the addition of over 44,000 new customers and increased usage ($6 million), primarily due to favorable weather, partially offset by increased operating and maintenance expenses ($9 million, excluding $19 million of higher transmission costs largely offset by increased transmission revenue), increased taxes other than income taxes ($3 million) and increased depreciation expense ($2 million, excluding $2 million from increased investment in an advanced metering system (AMS) offset by the related revenues).

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Electric Transmission & Distribution business segment reported operating income of $488 million for the nine months ended September 30, 2013, consisting of $387 million from the TDU and $101 million related to Bond Companies. For the nine months ended September 30, 2012, operating income totaled $540 million, consisting of $428 million from the TDU and $112 million related to Bond Companies. TDU operating income decreased $41 million due to decreased usage ($20 million), primarily due to milder weather, increased operating and maintenance expenses ($17 million, excluding $43 million of higher transmission costs largely offset by increased transmission revenue), decreased right-of-way revenues ($14 million), increased taxes other than income taxes ($9 million) and increased depreciation ($7 million, excluding $7 million from increased investment in AMS offset by the related revenues), partially offset by customer growth ($19 million) from the addition of over 44,000 new customers.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First and Second Quarter Forms 10-Q and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$355	$381	$1,575	$1,961
Expenses:
Natural gas	134	142	763	1,066
Operation and maintenance	151	158	470	488
Depreciation and amortization	43	47	129	138
Taxes other than income taxes	22	29	78	100
Total expenses	350	376	1,440	1,792
Operating Income	$5	$5	$135	$169

Throughput (in billion cubic feet (Bcf)):
Residential	12	12	90	117
Commercial and industrial	49	49	175	191
Total Throughput	61	61	265	308

Number of customers at end of period:
Residential	3,022,320	3,045,701	3,022,320	3,045,701
Commercial and industrial	242,001	242,587	242,001	242,587
Total	3,264,321	3,288,288	3,264,321	3,288,288

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Natural Gas Distribution business segment reported operating income of $5 million for both the three months ended September 30, 2013 and 2012. Rate increases primarily from annual rate adjustments ($8 million) and increased economic activity across our footprint, including the addition of approximately 24,000 customers ($4 million) were offset by higher operation and maintenance expenses ($6 million), higher depreciation and amortization ($4 million) and an increase in property taxes ($2 million). Expenses related to energy efficiency programs, which were offset by related revenues, increased ($1 million). Increased expenses related to higher gross receipt taxes ($5 million) were also offset by the related revenues.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Natural Gas Distribution business segment reported operating income of $169 million for the nine months ended September 30, 2013 compared to $135 million for the nine months ended September 30, 2012. Operating income increased $34 million due to increased usage primarily due to colder weather as compared to prior year, partially mitigated by weather hedges and weather normalization adjustments ($28 million), rate increases ($13 million), and increased economic activity across our footprint including the addition of approximately 24,000 customers ($9 million). These increases were partially offset by an increase in labor and benefits ($4 million), higher depreciation ($9 million) and an increase in property taxes ($4 million). Expenses related to energy efficiency programs, which were offset by related revenues, increased ($12 million). Increased expenses related to higher gross receipt taxes ($19 million) were also offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First and Second Quarter Forms 10-Q and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$389	$520	$1,222	$1,745
Expenses:
Natural gas	382	503	1,193	1,693
Operation and maintenance	12	13	34	35
Depreciation and amortization	2	2	4	4
Taxes other than income taxes	—	—	1	1
Goodwill impairment	252	—	252	—
Total expenses	648	518	1,484	1,733
Operating Income (Loss)	$(259)	$2	$(262)	$12

Throughput (in Bcf)	129	134	417	433

Number of customers at end of period	14,816	17,537	14,816	17,537

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $2 million for the three months ended September 30, 2013 compared to an operating loss of $7 million for the three months ended September 30, 2012, excluding the $252 million goodwill impairment charge.  The increase in operating income of $9 million is primarily due to a $15 million improvement from mark-to-market accounting offset by a $1 million inventory write down to the lower of cost or market. Specifically, the mark-to-market accounting impact for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins was a positive $6 million for the third quarter of 2013 compared to a $9 million charge for the same period of 2012. The three months ended September 30, 2013 also did not include $5 million of operating income associated with a commercial book of business sold during the third quarter of 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $12 million for the nine months ended September 30, 2013 compared to an operating loss of $10 million for the nine months ended September 30, 2012, excluding the $252 million goodwill impairment charge.  The increase in operating income of $22 million is primarily due to a $21 million improvement from mark-to-market accounting. The first nine months of 2013 included a $7 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to charges of $14 million for the same period of 2012.  Write-downs of natural gas inventory to the lower of cost or market were $4 million for both the first nine months of 2013 and 2012.  This segment’s commercial business continues to grow both volume and the number of customers in the first three quarters of 2013 compared to the first three quarters of 2012.

Interstate Pipelines

For information regarding factors that may affect the Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First and Second Quarter Forms 10-Q and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013 (1)
Revenues	$122	$—	$374	$186
Expenses:
Natural gas	15	—	36	35
Operation and maintenance	37	—	111	51
Depreciation and amortization	15	—	43	20
Taxes other than income taxes	7	—	24	8
Total expenses	74	—	214	114
Operating Income	$48	$—	$160	$72

Equity in earnings of unconsolidated affiliates	$8	$—	$20	$7

Transportation throughput (in Bcf)	306	—	1,030	482
_______________

(1)	Represents January 2013 through April 2013 results only.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Interstate Pipeline business segment reported operating income of $-0- for the three months ended September 30, 2013 compared to $48 million for the three months ended September 30, 2012.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $8 million for the three months ended September 30, 2012. Beginning May 1, 2013, equity earnings related to the interest in SESH contributed to Enable as well as our remaining 25.05% interest in SESH are reported as components of equity income in our Midstream Investments segment.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Interstate Pipeline business segment reported operating income of $72 million for the nine months ended September 30, 2013 compared to $160 million for the nine months ended September 30, 2012.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the nine months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings. In addition, this business segment recorded equity income from its ownership in SESH of $20 million and $7 million for the nine months ended September 30, 2012 and 2013, respectively. The decrease was primarily due to the contribution of a 24.95% interest in SESH to Enable on May 1, 2013 as discussed above.

Field Services

For information regarding factors that may affect the Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First and Second Quarter Forms 10-Q and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013 (1)
Revenues	$141	$—	$350	$196
Expenses:
Natural gas	42	—	75	54
Operation and maintenance	29	—	82	45
Depreciation and amortization	13	—	35	20
Taxes other than income taxes	2	—	5	4
Total expenses	86	—	197	123
Operating Income	$55	$—	$153	$73

Equity in earnings of unconsolidated affiliates	$—	$—	$5	$—

Gathering throughput (in Bcf)	221	—	691	252
________________

(1)	Represents January 2013 through April 2013 results only.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Field Services business segment reported operating income of $-0- for the three months ended September 30, 2013 compared to $55 million for the three months ended September 30, 2012.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Field Services business segment reported operating income of $73 million for the nine months ended September 30, 2013 compared to $153 million for the nine months ended September 30, 2012.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the nine months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income of $5 million for the nine months ended September 30, 2012 from its 50% general partnership interest in Waskom, which is included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Enable.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K, Item 1A of Part II of our First and Second Quarter Forms 10-Q and Item 1A of Part II of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2013, we reported pre-tax equity income of $77 million from our 58.3% limited partner interest in Enable and $3 million of pre-tax equity income from our 25.05% interest in SESH. During the five months ended September 30, 2013, we reported pre-tax equity income of $110 million from our interest in Enable and $5 million of pre-tax equity income from our interest in SESH. During the three and five months ended September 30, 2013, Enable's gathering and processing operations continued to perform well while the interstate pipelines faced low seasonal and geographic price differentials, reduced demand for ancillary services and challenging market conditions.

Enable Operating Data during the three and five months ended September 30, 2013

	Three Months Ended September 30, 2013	Five Months Ended September 30, 2013
Natural gas gathered volumes - Trillion British Thermal Units per day (TBtu/d)	3.52	3.54
Natural gas transportation volumes - TBtu/d	5.13	5.16
Natural gas processed volumes - TBtu/d	1.51	1.48

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and nine months ended September 30, 2012 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$3	$4	$9	$10
Expenses	6	6	7	25
Operating Income (Loss)	$(3)	$(2)	$2	$(15)

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Other Operations business segment reported an operating loss of $2 million for the three months ended September 30, 2013 compared to an operating loss of $3 million for the same period of 2012. The decrease in operating loss is primarily due to increased rental revenues.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Other Operations business segment reported an operating loss of $15 million for the nine months ended September 30, 2013 compared to operating income of $2 million for the same period of 2012. The decrease in operating income of $17 million is primarily related to the costs associated with the formation of Enable ($12 million), higher depreciation expense ($3 million) and higher property taxes ($2 million).

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and “Risk Factors” in Item 1A of Part II in our First and Second Quarter Forms 10-Q, in Item 1A of Part II of this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2013:

	Nine Months Ended September 30,
	2012	2013
	(in millions)
Cash provided by (used in):
Operating activities	$1,379	$1,132
Investing activities	(1,209)	(926)
Financing activities	332	(633)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2013 decreased $247 million compared to the same period in 2012 due primarily to decreased operating income, excluding the non-cash goodwill impairment charge of $252 million ($181 million), decreased cash related to gas storage ($110 million), decreased cash provided by net accounts receivable/payable ($52 million), decreased net margin deposits ($44 million) and increased tax payments ($31 million), which were partially offset by increased cash provided by fuel cost recovery ($177 million) and decreased cash paid for interest ($52 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2013 decreased $283 million compared to the same period in 2012 due primarily to decreased acquisition activity ($360 million), decreased restricted cash ($25 million) and increased proceeds from sale of marketable securities ($9 million), which were partially offset by increased capital expenditures ($94 million) and cash contributed to Enable ($38 million).

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first nine months of 2013 increased $965 million compared to the same period in 2012 primarily due to decreased proceeds from long-term debt ($1,445 million), which was partially offset by decreased net payments of commercial paper ($285 million), decreased payments of long-term debt ($73 million), decreased cash paid for debt exchange and debt retirement ($69 million), increased short-term borrowings ($41 million) and decreased debt issuance costs ($12 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission and distribution operations.  These capital expenditures relate to reliability, safety and system expansions.  Our principal cash requirements for the remaining three months of 2013 include the following:

•	capital expenditures of approximately $345 million;

•	the redemption, on October 15, 2013, of approximately $59 million of pollution control bonds issued on our behalf at 101% of their aggregate principal amount;

•	scheduled principal payments on transition and system restoration bonds of $59 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that invested cash, borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations, and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2013. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than the guarantees described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $62 million as of September 30, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of September 30, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of EGT under certain contractual arrangements with third parties, which guarantees are scheduled to expire in June 2015 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $53.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. The obligations supported by the CERC Midstream Guarantees for the months of September and October 2013 totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

Regulatory Matters. Significant regulatory developments that have occurred since our Second Quarter Form 10-Q was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision. In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision and the Texas Utility Commission appealed that decision to the Texas Supreme Court in October 2013. Similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to CenterPoint Houston’s 2009, 2010 and 2011 (only through August 2011) energy efficiency programs were also appealed. These subsequent cases have been abated pending the final outcome of the 2008 bonus appeal. Starting September 2011, CenterPoint Houston’s energy efficiency programs have no longer been funded pursuant to the terms of the prior settlement, and no further performance bonus disallowances are expected.

Gas Operations

Cost of Service Adjustment (COSA) Rate Adjustments. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, including a request for an annual cost of service adjustment mechanism, or COSA, that adjusts rates annually for changes in invested capital as well as certain operating expenses. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues from the Texas Coast service territory by approximately $3.5 million. The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission's order in part and remanded the matter to the Railroad Commission. In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved COSA mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction. The Railroad Commission and Gas Operations appealed the court's ruling on the COSA mechanism to the Texas Third Court of Appeals in Austin, Texas. In October 2011, the Texas Third Court of Appeals reversed the district court's ruling. In December 2011, the Texas Third Court of Appeals denied a motion for rehearing. In February 2012, parties opposed to the Third Court's decision appealed to the Texas Supreme Court. In February 2013, the Texas Supreme Court granted the petitions for review. Oral arguments were held in September 2013. The issues on appeal are limited to the validity of the COSA rate adjustments made for the 2008 to 2010 calendar years. If the Texas Supreme Court were to determine that the Railroad Commission lacked authority to approve these rate adjustments, Gas Operations could have a potential refund liability of revenues collected during the applicable periods plus interest. As of September 30, 2013, Gas Operations had billed approximately $16 million under the COSA mechanisms that are the subject of the appeal.

Minneapolis Franchise. Gas Operations currently provides natural gas distribution services to approximately 124,000 customers in Minneapolis, Minnesota under a franchise that is due to expire at the end of 2014. In June 2013, the Minneapolis City Council (City Council) voted to hold public hearings on August 1, 2013 to consider (i) authorizing the establishment of a municipal electric utility and authorizing the city to own, operate, construct and extend electric facilities and acquire the property of any existing electric public utility operating within Minneapolis, and (ii) authorizing the establishment of a municipal gas utility and authorizing the city to own, operate, construct and extend gas and similar facilities and acquire the property of any existing gas public utility operating within Minneapolis. On August 16, 2013, the City Council voted not to conduct a special election on the question of whether the city should be authorized to establish a municipal utility. Additionally, the City Council directed city staff to begin negotiations with Gas Operations on a franchise renewal and to work to complete the franchise agreement by June 2014.

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase overall revenue $44.3 million annually, based on rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013.  Gas Operations expects a final decision in its rate proceeding in mid-June of 2014.  This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota, includes moving $15.0 million of energy efficiency expenditures into base rates, and includes a proposal for a full decoupling mechanism.

Enable Midstream Partners

In August 2012, MRT, a subsidiary of Enable and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a ROE of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of EGT's firm capacity to a lease. On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed RCC surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  In September 2013, the FERC approved the settlement.  Although the settlement became effective November 1, 2013, the settlement rates are effective as of March 1, 2013. As a result, MRT will be making refunds to certain of its customers for amounts collected between the requested $103.8 million cost of service and the $84.0 million settlement cost of service, which amounts had already been reserved by Enable.

Credit Facilities. As of October 18, 2013, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at October 18, 2013 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$6	(2)	September 9, 2018
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2018
September 9, 2011	CERC Corp.	600	—		September 9, 2018

   ________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at September 30, 2013.

(2)	Represents outstanding letters of credit.

Our $1.2 billion revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and we certify to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million revolving credit facility can be drawn at LIBOR plus 125 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

CERC Corp.’s $600 million revolving credit facility can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization.

Borrowings under each of the three revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the three revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in the three revolving credit facilities.

On April 11, 2013, we amended our revolving credit facility and CERC Corp. amended its revolving credit facility to add exceptions to each borrower’s covenants which restrict (i) the consolidation, merger or disposal of assets and (ii) the sale of stock in certain significant subsidiaries, in each case to permit the transactions contemplated in the formation of Enable.

On September 9, 2013, our revolving credit facility and the revolving credit facilities of CenterPoint Houston and CERC Corp. were amended to, among other things, (i) reduce the size of the CERC Corp. facility from $950 million to $600 million, (ii) extend the scheduled termination dates of the three facilities from September 9, 2016 to September 9, 2018, and (iii) change the financial covenant in our facility to a covenant that limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization (subject to a temporary increase to 70% of our consolidated capitalization under certain circumstances described therein).

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of September 30, 2013, there was no commercial paper outstanding under either program.

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

Temporary Investments. As of October 18, 2013, we had temporary investments in money market funds of $78 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facilities is based on our credit rating. As of October 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB+	Stable	BBB	Stable
CenterPoint Houston Senior Secured Debt	A2	Stable	A	Stable	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Stable	BBB	Stable
   ________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2013, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2013, the amount posted as collateral aggregated approximately $16 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2013, unsecured credit limits extended to CES by counterparties aggregate $308 million and $2 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of September 30, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at September 30, 2013. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of September 30, 2013, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on September 30, 2013, deferred taxes of approximately $378 million would have been payable in 2013.

Cross Defaults. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of September 30, 2013, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Enable Midstream Partners. In connection with its formation on May 1, 2013, Enable (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC Corp., and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.

The sponsors of Enable, including us, may from time to time provide funds to Enable through loans and/or capital contributions in addition to funds that Enable may obtain from time to time under its revolving credit facility or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to Enable by CERC Corp. are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

Prior to an initial public offering of Enable, Enable is obligated to distribute 100% of its distributable cash (as such term is defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. In July 2013, CERC Corp. received a cash distribution of approximately $36 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the months of May and June 2013 (the two months in the second quarter following the formation of Enable on May 1, 2013). CERC Corp. expects to receive a cash distribution of approximately $70 million from Enable in November 2013 to be made with respect to CERC Corp.’s limited partner interest in Enable for the third quarter of 2013.

Dodd-Frank Swaps Regulation. We use derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on our operating results and cash flows. Following enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement Dodd-Frank’s changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations.  The CFTC regulations are intended to implement new reporting and record keeping requirements related to their swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most, if not all, of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the Commodity Exchange Act made as a result of Dodd-Frank and the CFTC’s implementing regulations could significantly increase the cost of entering into new swaps.

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

•
various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K, in Item 1A of Part II of our First and Second Quarter Forms 10-Q and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CenterPoint Houston’s revolving credit facility limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of its consolidated capitalization. CERC Corp.’s revolving credit facility limits CERC’s consolidated debt to an amount not to exceed 65% of its consolidated capitalization. Our revolving credit facility limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. The financial covenant limit in our revolving credit facility will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory that meets certain criteria. Additionally, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Interim Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At September 30, 2013, the recorded fair value of our non-trading energy derivatives was a net asset of $23 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. An increase of 10% in the market prices of energy commodities from their September 30, 2013 levels would have decreased the fair value of our non-trading energy derivatives net asset by $6 million.

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

Interest Rate Risk

As of September 30, 2013, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At December 31, 2012 and September 30, 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.7 billion and $8.2 billion, respectively, in carrying amount and having a fair value of $10.9 billion and $8.8 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $222 million if interest rates were to decline by 10% from their levels at September 30, 2013. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $141 million at September 30, 2013 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $24 million if interest rates were to decline by 10% from levels at September 30, 2013. Changes in the fair value of the derivative component, a $382 million recorded liability at September 30, 2013, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2013 levels, the fair value of the derivative component liability would increase by approximately $10 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.7 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2013 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. We have investments in certain unconsolidated affiliates. As we do not control these affiliates, our disclosure controls and procedures with respect to such affiliates are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources ─ Future Sources and Uses of Cash ─ Regulatory Matters,” each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2012 Form 10-K.

Item 1A.	RISK FACTORS

Other than with respect to the updated risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2012 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q.

A substantial portion of CenterPoint Houston’s receivables is concentrated in a small number of retail electric providers (REPs), and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.
CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of September 30, 2013, CenterPoint Houston did business with 74 REPs. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Public Utility Commission of Texas (Texas Utility Commission) regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and CenterPoint Houston thus remains at risk for payments not made prior to the shift to the provider of last resort or another REP. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston’s billed receivables from REPs are from affiliates of NRG Energy, Inc. (NRG) and affiliates of Energy Future Holdings Corp. (Energy Future Holdings). CenterPoint Houston’s aggregate billed receivables balance from REPs as of September 30, 2013 was $229 million. Approximately 41% and 7% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In the fourth quarter of 2013, Energy Future Holdings publicly disclosed that it had engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction in bankruptcy. The disclosures do not make clear whether those discussions included or addressed the capital structure of affiliates of Energy Future Holdings that are REPs. Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2012 and 2013 was 2.21 and 2.39, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+10.1	First Amendment to the First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP (CEFS) dated as of July 30, 2013
+10.2	Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: November 6, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
+10.1	First Amendment to the First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP (CEFS) dated as of July 30, 2013
+10.2	Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document