Form 10-K
period 2013-12-31
CENTERPOINT ENERGY INC
filed 2014-02-26
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (CenterPoint Energy) was $9,975,930,939 as of June 30, 2013, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 14, 2014, CenterPoint Energy had 428,841,792 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by CenterPoint Energy as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2014 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information reasonably available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors Affecting Future Earnings” and “ – Liquidity and Capital Resources – Other Matters – Other Factors That Could Affect Cash Requirements” in Item 7 of this report, which discussions are incorporated herein by reference.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

ii

PART I

Item 1.	Business

OUR BUSINESS

Overview

We are a public utility holding company. Our operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described below. Our indirect wholly owned subsidiaries include:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of December 31, 2013, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, an unconsolidated partnership jointly controlled with OGE Energy Corp., which owns, operates and develops natural gas and crude oil infrastructure assets.

Our reportable business segments are Electric Transmission & Distribution, Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. From time to time, we consider the acquisition or the disposition of assets or businesses.

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

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies, such as CenterPoint Houston, are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market included available generating capacity of over 74,000 megawatts (MW) at December 31, 2013. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

Restructuring of the Texas Electric Market

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law). Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge as a rider to the utility's tariff. CenterPoint Houston's integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. Ultimately CenterPoint Houston was authorized to recover a total of approximately $5 billion in stranded costs, other charges and related interest.  Most of that amount was recovered through the issuance of transition bonds by special purpose subsidiaries of CenterPoint Houston.  The transition bonds are repaid through charges imposed on customers in CenterPoint Houston’s service territory.  As of December 31, 2013, approximately $2.9 billion aggregate principal amount of transition bonds were outstanding.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. At December 31, 2013, CenterPoint Houston's customers consisted of approximately 70 REPs, which sell electricity to over two million metered customers in CenterPoint Houston's certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston's certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 38%, 39% and 36% of CenterPoint Houston's transmission and distribution revenues in 2013, 2012 and 2011, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 10%, 10% and 11% of CenterPoint Houston's transmission and distribution revenues in 2013, 2012 and 2011, respectively.  CenterPoint Houston's aggregate billed receivables balance from REPs as of December 31, 2013 was $172 million.  Approximately 38%, 8% and 8% of this amount was owed by affiliates of NRG, Just Energy Group, Inc. and Energy Future Holdings, respectively. CenterPoint Houston does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In May 2012, CenterPoint Houston substantially completed the deployment of an advanced metering system (AMS), having installed approximately 2.2 million smart meters. This technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years. For the first 24 months, which began in February 2009, the surcharge for residential customers was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  In September 2011, the surcharge duration was reduced from 12 years to approximately six years for residential customers and approximately eight years for commercial customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.  Please read “ – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Regulatory Matters – CenterPoint Houston.”

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

In October 2009, the U.S. Department of Energy (DOE) selected CenterPoint Houston for a $200 million grant to help fund its AMS and IG projects.  CenterPoint Houston received substantially all of the $200 million of grant funding from the DOE by 2011 and used $150 million of it to accelerate completion of its deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  CenterPoint Houston estimates that capital expenditures of approximately $660 million for the installation of the advanced meters and corresponding communication and data management systems were incurred over the advanced meter deployment period. CenterPoint Houston is using the other $50 million from the grant for an initial deployment of an IG that covers approximately 12% of its service territory. This initial deployment is expected to be completed in 2014.  It is expected that the capital portion of the IG project subject to partial funding by the DOE will cost approximately $140 million.

Competition

There are no other electric transmission and distribution utilities in CenterPoint Houston's service area. In order for another provider of transmission and distribution services to provide such services in CenterPoint Houston's territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in CenterPoint Houston's service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in a reduction of demand for CenterPoint Houston's electric distribution services but has not been a significant factor to date.

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

As of December 31, 2013, CenterPoint Houston had approximately $1.9 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $290 million held in trust to secure pollution control bonds that are not reflected in our consolidated financial statements because we are both the obligor on the bonds and the current owner of the bonds, (b) approximately $118 million held in trust to secure pollution control bonds for which we are obligated and (c) approximately $183 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, as of December 31, 2013, CenterPoint Houston had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2013. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines - Overhead.  As of December 31, 2013, CenterPoint Houston owned 28,113 pole miles of overhead distribution lines and 3,703 circuit miles of overhead transmission lines, including 355 circuit miles operated at 69,000 volts, 2,132 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines - Underground.  As of December 31, 2013, CenterPoint Houston owned 21,763 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2013, CenterPoint Houston owned 234 major substation sites having a total installed rated transformer capacity of 54,931 megavolt amperes.

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

Natural Gas Distribution

CERC Corp.'s natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2013, approximately 41% of Gas Operations' total throughput was to residential customers and approximately 59% was to commercial and industrial customers.

The table below reflects the number of natural gas distribution customers by state as of December 31, 2013:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	383,454	48,323	431,777
Louisiana	231,508	17,182	248,690
Minnesota	754,575	68,498	823,073
Mississippi	111,016	12,585	123,601
Oklahoma	91,582	10,798	102,380
Texas	1,518,831	89,714	1,608,545
Total Gas Operations	3,090,966	247,100	3,338,066

Gas Operations also provides unregulated services in Minnesota consisting of residential appliance repair and maintenance services along with heating, ventilating and air conditioning (HVAC) equipment sales.

The demand for intrastate natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2013, approximately 68% of the total throughput of Gas Operations' business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Supply and Transportation.  In 2013, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2013 included BP Energy Company/BP Canada Energy Marketing (16.2% of supply volumes), Cargill, Inc. (13.2%), Tenaska Marketing Ventures (10.5%), Kinder Morgan Tejas Pipeline/Kinder Morgan Texas Pipeline (8.1%), Shell Energy North America (7.8%), Sequent Energy Management (4.5%), Conoco Inc. (4.0%), Mieco Inc. (3.4%), Renaissance (2.7%), and Laclede Energy Resources (2.5%). Numerous other suppliers provided the remaining 27.1% of Gas Operations' natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to ten years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

Gas Operations owns and operates an underground natural gas storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.0 Bcf available for use during the heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns eight propane-air plants with a total production rate of 180,000 Dekatherms (DTH) per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns a liquefied natural gas plant facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72,000 DTH per day.

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

Assets

As of December 31, 2013, Gas Operations owned approximately 73,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

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

Energy Services

CERC offers variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities through CenterPoint Energy Services, Inc. (CES) and its subsidiary, CenterPoint Energy Intrastate Pipelines, LLC (CEIP).
In 2013, CES marketed approximately 600 Bcf of natural gas, related energy services and transportation to approximately 17,500 customers (including approximately 6 Bcf to affiliates) in 21 states. Not included in the 2013 customer count are approximately 8,800 natural gas customers that are served under residential and small commercial choice programs invoiced by their host utility.  CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States.
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

Our risk control policy, which is overseen by our Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts, to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. The VaR limit within which CES currently operates, a $4 million maximum, is consistent with CES' operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply. In 2013, CES' VaR averaged $0.2 million with a high of $0.7 million.

Assets

CEIP owns and operates approximately 235 miles of intrastate pipeline in Louisiana and Texas and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas under long-term leases. In addition, CES leases transportation capacity on various interstate and intrastate pipelines and storage to service its shippers and end-users.

Competition

CES competes with regional and national wholesale and retail gas marketers, including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

Midstream Investments

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to which Enable became the owner of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services businesses.

As of December 31, 2013, CERC Corp., OGE and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Our investment in Enable is accounted for on an equity basis. Equity earnings associated with CenterPoint Energy's interest in Enable and equity earnings associated with CenterPoint Energy’s 25.05% interest in Southeast Supply Header, LLC (SESH) are reported under the Midstream Investments segment.

Enable. Enable’s assets and operations are organized into two business segments: (i) gathering and processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for its producer customers, and (ii) transportation and storage, which provides interstate and intrastate natural gas pipeline transportation and storage service to natural gas producers, utilities and industrial customers.

Enable’s natural gas gathering and processing assets are located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable’s natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

As of December 31, 2013, Enable’s assets included approximately 11,000 miles of gathering pipelines, 12 major processing plants with approximately 2.1 Bcf/d of processing capacity, approximately 7,900 miles of interstate pipelines (including SESH), approximately 2,300 miles of intrastate pipelines and eight storage facilities comprising 86.5 Bcf of storage capacity.

Enable’s Gathering and Processing segment. Enable provides gathering, processing, treating, compression, dehydration and natural gas liquids (NGL) fractionation for natural gas producers. Six of Enable’s processing plants in the Anadarko basin are interconnected via its large-diameter, rich gas gathering system in western Oklahoma, which spans 18 counties and has approximately 1.2 Bcf/d of processing capacity. Enable refers to this system as its “super-header” system. Enable has configured this system to optimize the flow of natural gas and the utilization of the processing plants connected to it. Enable has made investments to expand the super-header system, including its newest plant located in Custer County, Oklahoma (the McClure Plant) that was placed in service in December 2013. The McClure Plant increased Enable’s natural gas processing capacity in the basin by over 15%, providing an additional 200 MMcf/d of natural gas processing capacity. Enable expects to continue to grow the capacity of the super-header system through the planned addition of another new cryogenic processing plant and related gathering pipelines. The new plant, which will be located in Grady County, Oklahoma (the Bradley plant), will provide an additional 200 MMcf/d of processing capacity and is expected to be completed in the first quarter of 2015.

Enable’s gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. Enable’s primary competitors are master limited partnerships who are active in the regions where it operates. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs.

Enable’s Transportation and Storage segment. Enable’s natural gas transportation and storage business segment consists of its interstate pipelines, its intrastate pipelines and its storage assets. Enable provides pipeline takeaway capacity for natural gas producers from supply basins to market hubs and critical natural gas supply for industrial end users and utilities, such as local distribution companies (LDCs) and power generators. Enable’s interstate pipeline system, including SESH, includes approximately 7,900 miles of transportation pipelines and extends from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. Enable’s eight storage facilities in Oklahoma, Louisiana and Illinois have 86.5 Bcf of storage capacity.

Enable generates revenue primarily by charging demand fees pursuant to applicable tariffs for the transportation and storage of natural gas on its system.

Enable’s interstate pipelines compete with other interstate and intrastate pipelines. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service.

SESH. CenterPoint Southeastern Pipelines Holding, LLC, a wholly owned subsidiary of CERC, owned a 25.05% interest in SESH as of December 31, 2013. SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in the third quarter of 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC.

On May 1, 2013, CenterPoint Energy contributed a 24.95% interest in SESH to Enable. CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH.

Other Operations

Our Other Operations business segment includes office buildings and other real estate used in our business operations and other corporate operations that support all of our business operations.

Financial Information About Segments

For financial information about our segments, see Note 17 to our consolidated financial statements, which note is incorporated herein by reference.

REGULATION

We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions and to impose significant civil and criminal penalties for statutory violations and violations of the FERC’s rules or orders. Our Energy Services business segment markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

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

State and Local Regulation – Electric Transmission & Distribution

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

CenterPoint Houston’s distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in CenterPoint Houston’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an energy efficiency cost recovery charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay CenterPoint Houston the same rates and other charges for transmission services.

For a discussion of certain of CenterPoint Houston's ongoing regulatory proceedings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters — CenterPoint Houston” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

State and Local Regulation – Natural Gas Distribution

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

For a discussion of certain of Gas Operations' ongoing regulatory proceedings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters — Gas Operations” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) at the Department of Transportation (DOT) issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines. Operators of natural gas distribution systems were required to write and implement their integrity management programs by August 2, 2011. Our natural gas distribution systems met this deadline.

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

We anticipate that compliance with PHMSA's regulations, performance of the remediation activities by CERC's natural gas distribution companies and verification of records on maximum allowable operating pressure will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with DOT's integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs we incur. Implementation of the 2011 Act by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact our compliance costs. In addition, we may be subject to DOT's enforcement actions and penalties if we fail to comply with pipeline regulations. Please also see the discussion under “— Midstream Investments — Safety and Health Regulation” below.

Midstream Investments - Rate and Other Regulation

Federal, state, and local regulation of pipeline gathering and transportation services may affect certain aspects of Enable’s business and the market for its products and services.

Interstate Natural Gas Pipeline Regulation

Enable’s interstate pipeline systems — EGT, MRT and SESH — are subject to regulation by FERC under the Natural Gas Act of 1938 (NGA) and are considered natural gas companies. Natural gas companies may not charge rates that have been determined to be unjust or unreasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Under the NGA, the rates for service on Enable’s interstate facilities must be just and reasonable and not unduly discriminatory. Generally, the maximum filed recourse rates for interstate pipelines are based on the pipeline’s cost of service including recovery of and a return on the pipeline’s actual prudent investment cost. Key determinants in the ratemaking process are costs of providing service, allowed rate of return, volume throughput and contractual capacity commitment assumptions. Enable’s interstate pipelines business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions. Tariff changes can only be implemented upon approval by the FERC.

Market Behavior Rules; Posting and Reporting Requirements

On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (EPAct of 2005). Among other matters, the EPAct of 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulation to be prescribed by the FERC and, furthermore, provides the FERC with additional civil penalty authority. On January 19, 2006, the FERC issued Order No. 670, a rule implementing the anti-manipulation provisions of the EPAct of 2005. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC or the purchase or sale of transportation services subject to the jurisdiction of the FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The EPAct of 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (NGPA) to give the FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules, and orders, up to $1 million per day per violation for violations occurring after August 8, 2005. Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. In addition, the Commodity Futures Trading Commission (CFTC) is directed under the Commodities Exchange Act (CEA) to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.

Intrastate Natural Gas Pipeline and Storage Regulation

Enable’s transmission lines are subject to state regulation of rates and terms of service. In Oklahoma, its intrastate pipeline system is subject to regulation by the Oklahoma Corporation Commission. Oklahoma has a non-discriminatory access requirement, which is subject to a complaint-based review. In Illinois, Enable’s intrastate pipeline system is subject to regulation by the Illinois Commerce Commission.

Intrastate natural gas transportation is largely regulated by the state in which the transportation takes place. An intrastate natural gas pipeline system may transport natural gas in interstate commerce provided that the rates, terms, and conditions of such transportation service comply with FERC regulation and Section 311 of the NGPA and Part 284 of the FERC’s regulations. The NGPA regulates, among other things, the provision of transportation and storage services by an intrastate natural gas pipeline on behalf of an interstate natural gas pipeline or a LDC served by an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The rates under Section 311 are maximum rates and Enable may negotiate contractual rates at or below such maximum rates. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. Should the FERC determine not to authorize rates equal to or greater than Enable’s currently approved Section 311 rates, its business may be adversely affected.

Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, or failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by

FERC and/or the imposition of administrative, civil and criminal penalties, as described under “— Interstate Natural Gas Pipeline Regulation” above.

Natural Gas Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. Although the FERC has not made formal determinations with respect to all of the facilities Enable considers to be gathering facilities, it believes that its natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s results of operations and cash flows. In addition, if any of Enable’s facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, requirements prohibiting undue discrimination, and in some instances complaint-based rate regulation. Enable’s gathering operations may be subject to ratable take and common purchaser statutes in the states in which they operate. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply and have the effect of restricting Enable’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas.

Enable’s gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Enable’s gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on Enable’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Crude Oil Gathering Regulation

Enable provides interstate transportation on its crude oil gathering system in North Dakota pursuant to a public tariff in accordance with FERC regulatory requirements. Crude oil gathering pipelines that provide interstate transportation service may be regulated as a common carrier by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and are to be non-discriminatory or not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, the FERC or interested persons may challenge existing or changed rates or services. The FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. The FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.

For some time now, the FERC has been issuing regulatory assurances that necessarily balance the anti-discrimination and undue preference requirements of common carriage with the expectations of investors in new and expanding petroleum pipelines. There is an inherent tension between the requirements imposed upon a common carrier and the need for owners of petroleum pipelines to be able to enter into long-term, firm contracts with shippers willing to make the commitments which underpin such large capital investments. The FERC’s solution has been to allow carriers to hold an “open season” prior to the in-service date of pipeline, during which time interested shippers can make commitments to the proposed pipeline project. Throughput commitments from interested shippers during an open season can be for firm service or for non-firm service. Typically, such an open season is for a 30-day period, must be publicly announced, and culminates in interested parties entering into transportation agreements with the carrier. Under FERC precedent, a carrier typically may reserve up to 90% of available capacity for the provision of firm service to shippers making a commitment. At least 10% of capacity ordinarily is reserved for “walk-up” shippers.

Midstream Investments - Safety and Health Regulation

Certain of Enable’s facilities are subject to pipeline safety regulations. PHMSA regulates safety requirements in the design, construction, operation and maintenance of jurisdictional natural gas and hazardous liquid pipeline facilities. All natural gas transmission facilities, such as Enable’s interstate natural gas pipelines, are subject to PHMSA’s pipeline safety regulations, but natural gas gathering pipelines are subject to the pipeline safety regulations only to the extent they are classified as regulated gathering pipelines. In addition, several NGL pipeline facilities and crude oil pipeline facilities are regulated as hazardous liquids pipelines. Pursuant to various federal statutes, including the Natural Gas Pipeline Safety Act of 1968 (NGPSA) the DOT, through PHMSA, regulates pipeline safety and integrity. NGL and crude oil pipelines are subject to regulation by PHMSA under the HLPSA which requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. PHMSA has developed regulations that require natural gas pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high consequence areas (HCAs). Although many of Enable’s pipeline facilities fall within a class that is currently not subject to these integrity management requirements, Enable may incur significant costs and liabilities associated with repair, remediation, preventive or mitigating measures associated with its non-exempt pipelines. Additionally, should Enable fail to comply with DOT or comparable state regulations, it could be subject to penalties and fines. If future DOT pipeline integrity management regulations were to require that Enable expand its integrity managements program to currently unregulated pipelines, including gathering lines, its costs associated with compliance may have a material effect on its operations.

ENVIRONMENTAL MATTERS

Our operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas distribution systems, and electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations;

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to, among other activities:

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.  Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although the adoption of new legislation is uncertain, action by the EPA to impose new standards and reporting requirements regarding GHG emissions continues.  In addition, many states and regions of the United States have begun to regulate GHGs. CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect CERC and its natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and Enable's businesses could experience lower revenues.  On the other hand, warmer temperatures in our electric service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity or natural gas to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations and the operations of Enable are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

The EPA continues to adopt amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule), the most recent being January 14, 2013.  On August 29, 2013, the EPA announced that it was reconsidering three issues related to the RICE MACT rule, but the agency has not subsequently issued a rule proposal. Compressors and back up electrical generators used by our Natural Gas Distribution segment are generally compliant. Additional rules are expected to be proposed by the EPA this year for compliance by 2016.  We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Water Discharges

Our operations and the operations of Enable are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remedial obligations.

Hazardous Waste

Our operations and the operations of Enable generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

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

As of December 31, 2013, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2013, CERC had collected $6.3 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. We and CERC do not expect the ultimate outcome of these investigations will have a material adverse impact on the financial condition, results of operations or cash flows of either us or CERC.

Asbestos. Some facilities owned by us contain or have contained asbestos insulation and other asbestos-containing materials. We or our subsidiaries have been named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries. We anticipate that additional claims like those received may be asserted in the future. In 2004, we sold our generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from us and our sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2013, we had 8,591 full-time employees, 1,099 of which are seconded to Enable and included below under the Midstream Investments business segment. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Electric Transmission & Distribution	2,629	1,277
Natural Gas Distribution	3,475	1,303
Energy Services	140	—
Midstream Investments	1,099	—
Other Operations	1,248	—
Total	8,591	2,580

As of December 31, 2013, approximately 30% of our employees were covered by collective bargaining agreements.

EXECUTIVE OFFICERS
(as of February 14, 2014)

Name	Age	Title
Milton Carroll	63	Executive Chairman
Scott M. Prochazka	47	President and Chief Executive Officer and Director
Scott E. Rozzell	64	Executive Vice President, General Counsel and Corporate Secretary
Thomas R. Standish	64	Executive Vice President
Gary L. Whitlock	64	Executive Vice President and Chief Financial Officer
Tracy B. Bridge	55	Executive Vice President and President, Electric Division
Joseph B. McGoldrick	60	Executive Vice President and President, Gas Division

Milton Carroll has served on the Board of Directors of CenterPoint Energy or its predecessors since 1992. He has served as Executive Chairman of CenterPoint Energy since June 2013 and as Chairman from September 2002 until May 2013. Mr. Carroll has served as a director of Halliburton Company since 2006, Western Gas Holdings, LLC, the general partner of Western Gas Partners, LP, since 2008 and LyondellBasell Industries N.V. since July 2010. He has served as a director of Healthcare Service Corporation since 1998 and as its chairman since 2002. He previously served as a director of LRE GP, LLC, general partner of LRR Energy, L.P., from November 2011 to January 2014.

Scott M. Prochazka has served as a Director and President and Chief Executive Officer of CenterPoint Energy since January 1, 2014. He previously served as Executive Vice President and Chief Operating Officer from July 2012 to December 2013; as Senior Vice President and Division President, Electric Operations from May 2011 to July 2012; as Division Senior Vice President, Electric Operations of CenterPoint Houston from February 2009 to May 2011; as Division Senior Vice President Regional Operations of CERC from February 2008 to February 2009; and as Division Vice President, Customer Service Operations from October 2006 to February 2008. He currently serves on the Boards of Directors of Gridwise Alliance, Edison Electric Institute, American Gas Association and Greater Houston Partnership.

Scott E. Rozzell has served as Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Before joining Reliant Energy in 2001, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P. He currently serves on the Board of Directors of Powell Industries, Inc.

Thomas R. Standish has served as Executive Vice President of CenterPoint Energy since May 2011. He previously served as Senior Vice President and Group President-Regulated Operations of CenterPoint Energy from August 2005 to May 2011; as Senior Vice President and Group President and Chief Operating Officer of CenterPoint Houston from June 2004 to August 2005;

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

Tracy B. Bridge has served as Executive Vice President and President, Electric Division since February 2014. He previously served as Senior Vice President and Division President, Electric Operations from September 2012 to February 2014; as Senior Vice President and Division President, Gas Distribution Operations from May 2011 to September 2012; as Division Senior Vice President - Support Operations from February 2008 to May 2011; and as Division Vice President Regional Operations of CERC from January 2007 to February 2008. He currently serves on the Board of Directors of the Greater Houston Chapter of the American Red Cross.

Joseph B. McGoldrick has served as Executive Vice President and President, Gas Division since February 2014. He previously served as Senior Vice President and Division President, Gas Operations from September 2012 to February 2014; as Senior Vice President and Division President, Energy Services from May 2011 to September 2012, and as Division President, Gas Operations from February 2007 to May 2011.

Item 1A.	Risk Factors

We are a holding company that conducts all of our business operations through subsidiaries, primarily CenterPoint Houston and CERC. We also own interests in Enable Midstream Partners, LP (Enable), a midstream partnership jointly controlled by CERC Corp. and OGE. The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with the businesses conducted by our subsidiaries and our interests in Enable:

Risk Factors Affecting Our Electric Transmission & Distribution Business

A substantial portion of CenterPoint Houston’s receivables is concentrated in a small number of REPs, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2013, CenterPoint Houston did business with approximately 70 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and CenterPoint Houston thus remains at risk for payments not made prior to the shift to another REP or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston's billed receivables from REPs are from affiliates of NRG, Just Energy Group, Inc. (Just Energy Group) and Energy Future Holdings. CenterPoint Houston's aggregate billed receivables balance from REPs as of December 31, 2013 was $172 million.  Approximately 38%, 8% and 8% of this amount was owed by affiliates of NRG, Just Energy Group and Energy Future Holdings, respectively. In the fourth quarter of 2013, Energy Future Holdings publicly disclosed that it had engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction in bankruptcy. The disclosures do not make clear whether those discussions included or addressed the capital structure of affiliates of Energy Future Holdings that are REPs. Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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
CenterPoint Houston has deployed an AMS throughout its service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers' premises, such as monthly readings for billing purposes and special readings associated with a customer's change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside the control of CenterPoint Houston, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on CenterPoint Houston's results of operations, financial condition and cash flows.
Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses

Rate regulation of CERC’s business may delay or deny CERC’s ability to earn a reasonable return and fully recover its costs.

CERC’s rates for Gas Operations are regulated by certain municipalities and state commissions based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CERC’s costs and enable CERC to earn a reasonable return on its invested capital.

CERC’s businesses must compete with alternate energy sources, which could result in CERC marketing less natural gas, which could have an adverse impact on CERC’s results of operations, financial condition and cash flows.

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

CERC’s natural gas distribution and energy services businesses are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of CERC’s suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity and results of operations and financial condition.

CERC is subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which CERC operates, thereby resulting in decreased sales and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase CERC’s working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels. Additionally, a decrease in natural gas prices could increase the amount of collateral that CERC must provide under its hedging arrangements.

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

A substantial portion of CERC’s revenues is derived from natural gas sales. Thus, CERC’s revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions regarding organization, financing and affiliate transactions that could have significant adverse impacts on CERC’s ability to operate.

Proposals have been put forth in some of the states in which CERC does business to give state regulatory authorities increased jurisdiction and scrutiny over organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their affiliates that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally, they may impose record-keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

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

As of December 31, 2013, we had $8.4 billion of outstanding indebtedness on a consolidated basis, which includes $3.4 billion of non-recourse transition and system restoration bonds. As of December 31, 2013, approximately $593 million principal amount of this debt is required to be paid through 2016. This amount excludes principal repayments of approximately $1.1 billion on transition and system restoration bonds, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

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

As of December 31, 2013, CenterPoint Houston had approximately $1.9 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $290 million held in trust to secure pollution control bonds that are not reflected in our consolidated financial statements because we are both the obligor on the bonds and the current owner of the bonds, (b) approximately $118 million held in trust to secure pollution control bonds for which we are obligated and (c) approximately $183 million held in trust to secure pollution control bonds for which CenterPoint Houston is obligated. Additionally, as of December 31, 2013, CenterPoint Houston had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2013. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

As a holding company with no operations of our own, we will depend on distributions from our subsidiaries and from Enable, to meet our payment obligations, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.

We derive all of our operating income from, and hold all of our assets through, our subsidiaries, including our interests in Enable. As a result, we depend on distributions from our subsidiaries, including Enable, in order to meet our payment obligations. In general, our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit our subsidiaries’ ability to make payments or other distributions to us, and our subsidiaries could agree to contractual restrictions on their ability to make distributions. For a discussion of risks that may impact the amount of cash distributions we receive with respect to our interests in Enable, please read “— Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP — Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.”

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

The use of derivative contracts in the normal course of business by us, our subsidiaries or Enable could result in financial losses that could negatively impact our results of operations and those of our subsidiaries or Enable.

We and our subsidiaries use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity, weather and financial market risks. Enable may also use such instruments from time to time to manage its commodity and financial market risk. We, our subsidiaries or Enable could recognize financial losses as a result of volatility in the market values of these contracts or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations.

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas pipelines and distribution systems, and electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations, or attributable to former operations;

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $58 million as of December 31, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

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

Cyber-attacks, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows or the results of operations, financial condition and cash flows of Enable.
We and Enable are subject to cyber-security risks related to breaches in the systems and technology used (i) to manage operations and other business processes and (ii) to protect sensitive information maintained in the normal course of business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system.  As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases.  Similarly, the distribution of natural gas to our customers and the gathering, processing and transportation of natural gas or other commodities from Enable’s gathering, processing and pipeline facilities, are dependent on communications among Enable’s facilities and with third-party systems that may be delivering natural gas or other commodities into or receiving natural gas and other products from Enable’s facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability or Enable’s ability to conduct operations and control assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, and subject us or Enable to possible legal claims and liability. Neither we nor Enable is fully insured against all cyber-

security risks, any of which could have a material adverse effect on either our, or Enable’s, results of operations, financial condition and cash flows. In addition, electrical distribution and transmission facilities and gas distribution and pipeline systems may be targets of terrorist activities that could disrupt either our or Enable’s ability to conduct our respective businesses and have a material adverse effect on either our or Enable’s results of operations, financial condition and cash flows.
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

From time to time, we have made and may continue to make acquisitions of businesses and assets. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable. In addition, any completed or future acquisitions involve substantial risks, including the following:

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	we may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

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

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services or Enable’s services.

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  As a distributor and transporter of natural gas, or a consumer of natural gas in its pipeline and gathering businesses, CERC’s or Enable’s revenues, operating costs and capital requirements, as applicable, could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

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

Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP

We hold a substantial limited partnership interest in Enable (58.3% of Enable’s outstanding limited partnership interests as of December 31, 2013), as well as 50% of the management rights in Enable’s general partner and a 40% interest in the incentive distribution rights held by Enable’s general partner. Accordingly, our future earnings, results of operations, cash flows and financial condition will be affected by the performance of Enable, the amount of cash distributions we receive from Enable and the value of our interests in Enable. Factors that may have a material impact on Enable’s performance and cash distributions, and the value of our interests in Enable, include the risk factors outlined below, as well as the risks described elsewhere under “Risk Factors” that are applicable to Enable.

Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.

Prior to an initial public offering of Enable, Enable is obligated to distribute 100% of its distributable cash (as such term is defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. Following an initial public offering of Enable, (i) we expect that both CERC Corp. and OGE will hold their limited partnership interests in Enable in the form of both common units and subordinated units, and (ii) Enable is expected to pay a specified minimum quarterly distribution on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”). The principal difference between Enable’s common units and subordinated units is that in any quarter during the applicable subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on common units from prior quarters. If Enable does not pay distributions on its subordinated units, its subordinated units will not accrue arrearages for those unpaid distributions. Accordingly, if Enable is unable to pay its minimum quarterly distribution following is initial public offering, the amount of cash distributions we receive from Enable may be adversely affected. Enable may not have sufficient available cash each quarter to enable it to pay the minimum quarterly distribution. The amount of cash Enable can distribute on its units will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas and crude oil that it handles;

•	the prices of, levels of production of, and demand for natural gas and crude oil;

•	the volume of natural gas and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other midstream energy companies;

•	adverse effects of governmental and environmental regulation;

•	the level of its operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•	the level and timing of its capital expenditures;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by its general partner; and

•	other business risks affecting its cash levels.
We are not able to exercise control over Enable, which entails certain risks.

Enable is controlled equally by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of Enable. The general partner of Enable is currently governed by a board made up of an equal number of representatives designated by each of us and OGE and an independent director. In addition, until the completion of Enable’s initial public offering, ArcLight will have approval rights over certain material activities of Enable, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties, and acquiring, pledging or disposing of certain material assets. Following completion of Enable’s initial public offering, the board of directors of Enable’s general partner is expected to be composed of an equal number of directors appointed by OGE and by us, the president and chief executive officer of Enable’s general partner and up to three directors who are independent as defined under the independence standards established by the New York Stock Exchange. Accordingly, we are not able to exercise control over Enable.

We may not realize the benefits we expect from our interests in Enable.

Enable may under-perform, causing our financial results to differ from our own or the investment community's expectations. In addition, Enable may not be able to achieve anticipated operational and commercial synergies or realize expected growth opportunities. The success of Enable will in part depend on its ability to integrate the operations of the businesses we contributed to Enable with those contributed by OGE and ArcLight. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations include, among others:

•	implementing our business plan for the combined business;

•	changes in applicable laws and regulations or conditions imposed by regulators;

•	retaining key employees;

•	operating risks inherent in the contributed businesses;

•	realizing growth, revenue and expense targets; and

•	unanticipated issues, costs, obligations and liabilities.

Although we jointly control Enable with OGE, we may have conflicts of interest with Enable that could subject us to claims that we have breached our fiduciary duty to Enable and its unitholders.

CERC Corp. and OGE each own 50% of the management rights in Enable’s general partner, as well as limited partnership interests in Enable, and interests in the incentive distribution rights held by Enable’s general partner. Conflicts of interest may arise between us and Enable and its unitholders. In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of Enable and its unitholders as long as the resolution does not conflict with Enable’s partnership agreement. These circumstances could subject us to claims that, in favoring our own interests and those of our affiliates, we breached a fiduciary duty to Enable or its unitholders.

Enable’s contracts are subject to renewal risks.

Enable generates a substantial portion of its gross margins under long-term, fee-based agreements. As these and other contracts expire, Enable may have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. Enable may be unable to obtain new contracts on favorable commercial terms, if at all. It also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of its contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with fixed-fee or fixed-margin contracts may desire to enter into contracts under different fee arrangements. To the extent Enable is unable to renew its existing contracts on terms that are favorable to it, if at all, or successfully manage its overall contract mix over time, its revenue, results of operations and distributable cash flow could be adversely affected.

Enable depends on a small number of customers for a significant portion of its firm transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its transportation and storage services and its consolidated financial position, results of operations and its ability to make cash distributions.

Enable provides firm transportation and storage services to certain key customers on its system. Its major transportation customers are affiliates of CenterPoint Energy, Laclede Group (Laclede), OGE, American Electric Power Company, Inc. (AEP) and Exxon Mobil Corporation (Exxon). Enable’s interstate transportation and storage assets were designed and built to serve affiliates of CenterPoint Energy, Laclede, OGE and AEP.

Enable-Mississippi River Transmission, LLC’s (MRT) firm transportation and storage contracts with Laclede are scheduled to expire in 2015 and 2016. The primary terms of Enable Gas Transmission, LLC’s (EGT) firm transportation and storage contracts with CERC’s natural gas distribution business will expire in 2018.

Enable’s firm transportation contract with an affiliate of AEP expires January 1, 2015 and will remain in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. The stated term of the OG&E transportation and storage contract expired April 30, 2009, but the contract remained in effect from year to year thereafter. On January 31, 2014, OG&E provided written notice of termination of the contract, effective April 30, 2014. Negotiations regarding the new contract are ongoing, and there can be no assurance that the new contract will be agreed upon, or, if agreed upon, that the terms of the new contract will be as favorable to Enable as the expiring contract.

The loss of all or even a portion of the interstate or intrastate transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable’s consolidated financial position, results of operations and its ability to make cash distributions.

Enable’s businesses are dependent, in part, on the drilling and production decisions of others.

Enable’s businesses are dependent on the continued availability of natural gas and crude oil production. Enable has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to its systems or the rate at which production from a well declines. In addition, Enable’s cash flows associated with wells currently connected to its systems will decline over time. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, Enable’s customers must continually obtain new natural gas and crude oil supplies. The primary factors affecting Enable’s ability to obtain new supplies of natural gas and crude oil and attract new customers to its assets are the level of successful drilling activity near these systems, its ability to compete for volumes from successful new wells and its ability to expand capacity as needed. If Enable is not able to obtain new supplies of natural gas and crude oil to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities will decline, which could have a material adverse effect on its results of operations and distributable cash flow. Enable has no control over producers or their drilling and production decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected commodity prices, including the prices of natural gas, NGLs and crude oil;

•	demand for natural gas, NGLs and crude oil;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•	the availability of drilling rigs and other costs of production and equipment.

Fluctuations in energy prices can also greatly affect the development of new natural gas and crude oil reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of natural gas, crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Enable’s control. Because of these factors, even if new natural gas or crude oil reserves are known to exist in areas served by Enable’s assets, producers may choose not to develop those reserves. Declines in natural gas or crude oil prices can have a negative impact on exploration, development and production activity and, if sustained, could lead to decreases in such activity. A sustained decline could also lead producers to shut in production from their existing wells. Sustained reductions in exploration or production activity in Enable’s areas of operation could lead to further reductions in the utilization of its systems, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions.

In addition, it may be more difficult to maintain or increase the current volumes on Enable’s gathering systems, as several of the formations in the unconventional resource basins in which it operates generally have higher initial production rates and steeper production decline curves than wells in more conventional basins. Should Enable determine that the economics of its gathering assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, Enable may reduce such capital expenditures, which could cause revenues associated with these assets to decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require Enable to incur higher maintenance capital expenditures relative to throughput over time, which will reduce its distributable cash flow.

Because of these and other factors, even if new reserves are known to exist in areas served by Enable’s assets, producers may choose not to develop those reserves. Reductions in drilling activity would result in Enable's inability to maintain the current levels of throughput on its systems and could have a material adverse effect on its results of operations and distributable cash flow.

Enable’s industry is highly competitive, and increased competitive pressure could adversely affect its results of operations and distributable cash flow.

Enable competes with similar enterprises in its respective areas of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Enable’s competitors include large crude oil, natural gas and petrochemical companies that have greater financial resources and access to supplies of natural gas, NGLs and crude oil than Enable. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services Enable provides to its customers. Excess pipeline capacity in the regions served by Enable’s interstate pipelines could also increase competition and adversely impact Enable’s ability to renew or enter into new contracts with respect to its available capacity when existing contracts expire. In addition, Enable’s customers that are significant producers of natural gas may develop their own gathering, processing, transportation and storage systems in lieu of using Enable’s systems. Enable’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, transportation and transportation services. All of these competitive pressures could adversely affect Enable’s results of operations and distributable cash flow.

Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates.

Enable’s business plan calls for extensive investment in capital improvements and additions. The construction of additions or modifications to Enable’s existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond Enable’s control and may require the expenditure of significant amounts of capital, which may exceed its estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, Enable’s revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if Enable expands an existing pipeline or constructs a new pipeline, the construction may occur over an extended period of time, and Enable may not receive any material increases in revenues or cash flows until the project is completed. In addition, Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve Enable’s expected investment return, which could adversely affect its results of operations and its ability to make cash distributions.

In connection with Enable’s capital investments, Enable may engage a third party to estimate potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enable relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating future production. As a result, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect Enable’s results of operations and its ability to make cash distributions. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable and Enable may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, Enable’s results of operations and its ability to make cash distributions could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable’s results of operations and its ability to make cash distributions.

Enable’s results of operations and its ability to make cash distributions could be negatively affected by adverse movements in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, LNG, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation.

Enable’s keep-whole natural gas processing arrangements expose it to fluctuations in the pricing spreads between NGL prices and natural gas prices. Under these arrangements, the processor processes raw natural gas to extract NGLs and pays to the producer the natural gas equivalent Btu value of raw natural gas received from the producer in the form of either processed natural gas or its cash equivalent. The processor is generally entitled to retain the processed NGLs and to sell them for its own account. Accordingly, the processor’s margin is a function of the difference between the value of the NGLs produced and the cost of the processed natural gas used to replace the natural gas equivalent Btu value of those NGLs. Therefore, if natural gas prices increase and NGL prices do not increase by a corresponding amount, the processor has to replace the Btu of natural gas at higher prices and processing margins are negatively affected.

Under Enable’s percent-of-proceeds and percent-of-liquids natural gas processing agreements, the processor generally gathers raw natural gas from producers at the wellhead, transports the natural gas through its gathering system, processes the natural gas and sells the processed natural gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the actual proceeds of the sale of processed natural gas, NGLs or both, or the expected proceeds based on an index price. These arrangements expose Enable to risks associated with the price of natural gas and NGLs.

At any given time, Enable’s overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, Enable’s gross margin could be adversely impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable has limited experience in the crude oil gathering business.

In November 2013, Enable commenced initial operations on a new crude oil gathering pipeline system in North Dakota’s Bakken shale formation, and Enable expects to place additional related assets in service in 2014. The gathering system, located in Dunn and McKenzie Counties in North Dakota, has a planned capacity of up to 19,500 barrels per day. These facilities are the first crude oil gathering system that Enable has built and operated. Other operators of gathering systems in the Bakken shale formation may have more experience in the construction, operation and maintenance of crude oil gathering systems than Enable. This relative lack of experience may hinder Enable’s ability to fully implement its business plan in a timely and cost efficient manner, which, in turn, may adversely affect its results of operations and its ability to make cash distributions.

Enable provides certain transportation and storage services under long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if its cost to perform such services exceeds the revenues received from such contracts, and, as a result, Enable’s costs could exceed its revenues received under such contracts.

Enable has been authorized by the FERC to provide transportation and storage services at its facilities at negotiated rates. Generally, negotiated rates are in excess of the maximum recourse rates allowed by the FERC, but it is possible that costs to perform services under “negotiated rate” contracts will exceed the revenues obtained under these agreements. If this occurs, it could decrease the cash flow realized by Enable’s systems and, therefore, decrease the cash it has available for distribution.

“Negotiated rate” contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies.

If third-party pipelines and other facilities interconnected to Enable’s gathering, processing or transportation facilities become partially or fully unavailable for any reason, Enable’s results of operations and its ability to make cash distributions could be adversely affected.

Enable depends upon third-party natural gas pipelines to deliver natural gas to, and take natural gas from, its transportation systems. Enable also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of the processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of Enable’s processing plants, and a prolonged outage or disruption could ultimately result in a reduction in the volume of NGLs Enable is able to produce. Additionally, Enable depends on third parties to provide electricity for compression at many of its facilities. Since Enable does not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within its control. If any of these third-party pipelines or other facilities become partially or fully unavailable for any reason, Enable’s results of operations and its ability to make cash distributions to unitholders could be adversely affected.

Enable does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

Enable does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Enable may obtain the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. A loss of these rights, through Enable’s inability to renew right-of-way contracts or otherwise, could cause it to cease operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere and adversely affect its results of operations and ability to make cash distributions.

Enable conducts a portion of its operations through joint ventures, which subject it to additional risks that could have a material adverse effect on the success of these operations and Enable’s financial position and results of operations.

Enable conducts a portion of its operations through joint ventures with third parties, including affiliates of Spectra Energy Corp, DCP Midstream Partners, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. Enable may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside Enable’s control. If these parties do not satisfy their obligations under these arrangements, Enable’s business may be adversely affected.

Enable’s joint venture arrangements may involve risks not otherwise present when operating assets directly. For example, Enable’s joint venture partners may share certain approval rights over major decisions or be in a position to take actions contrary to Enable’s instructions or requests or contrary to its policies or objectives.

These risks or the failure to continue Enable’s joint ventures or to resolve disagreements with Enable’s joint venture partners could adversely affect Enable’s ability to transact the business that is the subject of such joint venture, which would in turn negatively affect Enable’s financial condition and results of operations.

Enable’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely impact its results of operations and its ability to make cash distributions.

Enable’s operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and actions by third parties;

•	inadvertent damage from construction, vehicles, farm and utility equipment;

•	leaks of natural gas, crude oil and other hydrocarbons or losses of natural gas and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of Enable’s operations. A natural disaster or other hazard affecting the areas in which Enable operates could have a material adverse effect on its operations. Enable is not fully insured against all risks inherent in its business. We and OGE currently have general liability and property insurance in place to cover certain of Enable’s facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles. Enable does not have business interruption insurance coverage for all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Enable’s facilities may not be sufficient to restore the loss or damage without negative impact on its results of operations and its ability to make cash distributions.

Enable’s ability to grow is dependent on its ability to access external financing sources.

Enable expects that it will distribute all of its “available cash” to its unitholders following its initial public offering. As a result, Enable is expected to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent Enable is unable to finance growth externally, Enable’s cash distribution policy will significantly impair its ability to grow. In addition, because Enable is expected to distribute all of its available cash, its growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

To the extent Enable issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that Enable will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that it has to distribute on each unit. There are no limitations in Enable’s partnership agreement on its ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt by Enable to finance its growth strategy would result in increased interest expense, which in turn may negatively impact the available cash that Enable has to distribute to its unitholders.

If Enable does not make acquisitions or is unable to make acquisitions on economically acceptable terms, its future growth will be limited.

Enable’s ability to grow depends, in part, on its ability to make acquisitions that result in an increase in its cash generated from operations. If Enable is unable to make accretive acquisitions either because: (i) it is unable to identify attractive acquisition targets or it is unable to negotiate purchase contracts on acceptable terms, (ii) it is unable to obtain acquisition financing on economically acceptable terms, or (iii) it is outbid by competitors, then its future growth and ability to increase distributions will be limited.

Enable’s debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2013, Enable had approximately $1.9 billion of long-term debt outstanding and $200 million of short-term debt outstanding, excluding the premiums on senior notes. Enable has $363 million of long-term notes payable-affiliated companies due to CenterPoint Energy. Enable has a $1.4 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.1 billion was available as of December 31, 2013. As of January 2014, Enable has the ability to issue up to $1.4 billion in commercial paper, subject to available borrowing capacity under its revolving credit facility and market conditions. Enable will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of Enable’s debt could have important consequences, including the following:

•
the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or the financing may not be available on favorable terms, if at all;

•	a portion of cash flows will be required to make interest payments on the debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions;

•	Enable’s debt level will make it more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	Enable’s debt level may limit its flexibility in responding to changing business and economic conditions.

Enable’s ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond Enable’s control. If operating results are not sufficient to service current or future indebtedness, Enable may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.

Enable’s credit facilities contain operating and financial restrictions, including covenants and restrictions that may be affected by events beyond Enable’s control, which could adversely affect its business, financial condition, results of operations and ability to make quarterly distributions.

Enable’s credit facilities contain customary covenants that, among other things, limit its ability to:

•	permit its subsidiaries to incur or guarantee additional debt;

•	incur or permit to exist certain liens on assets;

•	dispose of assets;

•	merge or consolidate with another company or engage in a change of control;

•	enter into transactions with affiliates on non-arm’s length terms; and

•	change the nature of its business.

Enable’s credit facilities also require it to maintain certain financial ratios. Enable’s ability to meet those financial ratios can be affected by events beyond its control, and we cannot assure you that it will meet those ratios. In addition, Enable’s credit facilities contain events of default customary for agreements of this nature.

Enable’s ability to comply with the covenants and restrictions contained in its credit facilities may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Enable’s ability to comply with these covenants may be impaired. If Enable violates any of the restrictions, covenants, ratios or tests in its credit facilities, a significant portion of its indebtedness may become immediately due and payable. In addition, Enable’s lenders’ commitments to make further loans to it under the revolving credit facility may be suspended or terminated. Enable might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect Enable’s results of operations and its ability to make cash distributions.

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase its costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.

There is inherent risk of the incurrence of environmental costs and liabilities in Enable’s operations due to its handling of natural gas, NGLs and crude oil, air emissions related to its operations and historical industry operations and waste disposal practices. These activities are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact Enable’s business activities in many ways, such as restricting the way it can handle or dispose of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of wastes on, under or from Enable’s properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. Private parties, including the owners of the properties through which Enable’s gathering systems pass and facilities where its wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of Enable’s pipelines could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Enable may be unable to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. Further, stricter requirements could negatively impact Enable’s customers’ production and operations, resulting in less demand for its services.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by Enable’s customers, which could adversely affect its results of operations and ability to make cash distributions.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Many of Enable’s customers commonly use hydraulic fracturing techniques in their drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act (SDWA) and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Enable’s oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for Enable’s services to those customers.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. A draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources is currently expected to be available for public comment and peer review in 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources, including hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Enable’s operations are subject to extensive regulation by federal regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on Enable’s results of operations and ability to make cash distributions.

The rates charged by several of Enable’s pipeline systems, including for interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services Enable may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service Enable might propose or offer, the profitability of Enable's pipeline businesses could suffer. If Enable were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit its profitability. Furthermore, competition from other pipeline systems may prevent Enable from raising its tariff rates even if regulatory agencies permit it to do so. The regulatory agencies that regulate Enable’s systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for Enable’s services or otherwise adversely affect its financial condition, results of operations and cash flows and its ability to make cash distributions.

Enable’s natural gas interstate pipelines are regulated by the FERC under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or the NGPA, and the Energy Policy Act of 2005, or EPAct of 2005. Generally, the FERC’s authority over interstate natural gas transportation extends to:

•	rates, operating terms, conditions of service and service contracts;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities or expansion of existing facilities;

•	maintenance of accounts and records;

•	acquisition and disposition of facilities;

•	initiation and discontinuation of services;

•	depreciation and amortization policies;

•	conduct and relationship with certain affiliates;

•	market manipulation in connection with interstate sales, purchases or natural gas transportation; and

•	various other matters.

The FERC’s jurisdiction extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to expansions, lateral and other facilities and abandonment of facilities and services. Prior to commencing construction of significant new interstate transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or an order amending its existing certificate, from the FERC. Certain minor expansions are authorized by blanket certificates that the FERC has issued by rule. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any failure by an agency to issue sufficient authorizations or permits in a timely manner for one or more of these projects may mean that Enable will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that Enable did not anticipate. Enable’s inability to obtain sufficient permits and authorizations in a timely manner could materially and negatively impact the additional revenues expected from these projects.

The FERC conducts audits to verify compliance with the FERC’s regulations and the terms of its orders, including whether the websites of interstate pipelines accurately provide information on the operations and availability of services. The FERC’s regulations require uniform terms and conditions for service, as set forth in agreements for transportation and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the standard form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require Enable to seek modification, or alternatively require it to modify its tariff so that the non-conforming provisions are generally available to all customers.

The rates, terms and conditions for transporting natural gas in interstate commerce on certain of Enable’s intrastate pipelines and for services offered at certain of its storage facilities are subject to the jurisdiction of the FERC under Section 311 of the NGPA. Rates to provide such interstate transportation service must be “fair and equitable” under the NGPA and are subject to review, refund with interest if found not to be fair and equitable, and approval by the FERC at least once every five years.

Enable’s crude oil gathering pipelines are subject to common carrier regulation by the FERC under the Interstate Commerce Act, or ICA. The ICA requires that Enable maintain tariffs on file with the FERC setting forth the rates it charges for providing transportation services, as well as the rules and regulations governing such services. The ICA requires, among other things, that Enable’s rates must be “just and reasonable” and that it provides service in a manner that is nondiscriminatory.

Enable’s operations may also be subject to regulation by state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its results of operations and its ability to make cash distributions.

Enable’s pipeline operations that are not regulated by the FERC may be subject to state and local regulation applicable to intrastate natural and transportation services. The relevant states in which Enable operates include North Dakota, Oklahoma, Arkansas, Louisiana, Texas, Missouri, Kansas, Mississippi, Tennessee and Illinois. State and local regulations generally focus on safety, environmental and, in some circumstances, prohibition of undue discrimination among shippers. Additional rules and legislation pertaining to these matters are considered and, in some instances, adopted from time to time. We cannot predict what effect, if any, such changes might have on Enable’s operations, but Enable could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect Enable’s business. Any such state or local regulation could have an adverse effect on its business and the results of its operations.

Enable’s gathering lines may be subject to ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict Enable’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport oil or natural gas. Federal law leaves economic regulation of natural gas gathering to the states. The states in which

Enable operates have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to access to oil and natural gas gathering pipelines and rate discrimination.

Other state regulations may not directly regulate Enable’s business, but may nonetheless affect the availability of natural gas for processing, including state regulation of production rates and maximum daily production allowable from gas wells. While Enable’s gathering lines are currently subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the regulatory status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

A change in the jurisdictional characterization of some of Enable’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC under the NGA, but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of Enable’s facilities it considers to be gathering facilities, Enable believe that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and cash flows and its ability to make cash distributions. In addition, if any of Enable’s facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

Natural gas gathering may receive greater regulatory scrutiny at the state level; therefore, Enable’s natural gas gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. Enable’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on Enable’s operations, but Enable could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Enable may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located in “high consequence areas,” which are those areas where a leak or rupture could do the most harm. The regulations require operators, including Enable, to, among other things:

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Although many of Enable’s pipelines fall within a class that is currently not subject to these requirements, it may incur significant cost and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt pipelines. Should Enable fail to comply with DOT or comparable state regulations, it could be subject to penalties and fines. Also, the scope of the integrity management program and other related pipeline safety programs could be expanded in the future.

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

Energy Services

For information regarding the properties of our Energy Services business segment, please read “Business — Our Business — Energy Services — Assets” in Item 1 of this report, which information is incorporated herein by reference.

Midstream Investments

For information regarding the properties of our Midstream Investments business segment, please read “Business — Our Business — Midstream Investments” in Item 1 of this report, which information is incorporated herein by reference.

Other Operations

For information regarding the properties of our Other Operations business segment, please read “Business — Our Business — Other Operations” in Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 14(d) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 14, 2014, our common stock was held by approximately 37,137 shareholders of record. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol “CNP.”

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

	Market Price		Dividend Declared
	High	Low	Per Share
2013
First Quarter			$0.2075
January 8		$19.47
March 28	$23.96
Second Quarter			$0.2075
April 30	$24.68
June 20		$22.49
Third Quarter			$0.2075
August 1	$25.16
September 5		$22.76
Fourth Quarter			$0.2075
November 15	$25.07
December 13		$22.68

2012
First Quarter			$0.2025
January 3	$19.89
January 27		$18.23
Second Quarter			$0.2025
April 10		$19.06
June 18	$20.71
Third Quarter			$0.2025
August 23		$20.24
September 26	$21.45
Fourth Quarter			$0.2025
October 17	$21.75
December 28		$19.00

The closing market price of our common stock on December 31, 2013 was $23.18 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 20, 2014, we announced a regular quarterly cash dividend of $0.2375 per share, payable on March 10, 2014 to shareholders of record on February 14, 2014.

Repurchases of Equity Securities

During the quarter ended December 31, 2013, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.        Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2013		2012	2011 (1)		2010	2009
	(in millions, except per share amounts)
Revenues	$8,106		$7,452	$8,450		$8,785	$8,281
Equity in Earnings of Unconsolidated Affiliates	$188	(2)	31	30		29	15
Income before Extraordinary Item	311		417	770		442	372
Extraordinary Item, net of tax	—		—	587		—	—
Net income	$311		$417	$1,357		$442	$372
Basic earnings per common share:
Income before Extraordinary Item	$0.73		$0.98	$1.81		$1.08	$1.02
Extraordinary Item, net of tax	—		—	1.38		—	—
Basic earnings per common share	$0.73		$0.98	$3.19		$1.08	$1.02
Diluted earnings per common share:
Income before Extraordinary Item	$0.72		$0.97	$1.80		$1.07	$1.01
Extraordinary Item, net of tax	—		—	1.37		—	—
Diluted earnings per common share	$0.72		$0.97	$3.17		$1.07	$1.01

Cash dividends declared per common share	$0.83		$0.81	$0.79		$0.78	$0.76
Dividend payout ratio	114%		83%	44%	(3)	72%	75%
Return on average common equity	7%		10%	21%	(3)	15%	16%
Ratio of earnings to fixed charges	2.42		2.29	2.96	(3)	2.08	1.82
At year-end:
Book value per common share	$10.09		$10.09	$9.91		$7.53	$6.74
Market price per common share	23.18		19.25	20.09		15.72	14.51
Market price as a percent of book value	230%		191%	203%		209%	215%
Total assets	$21,870		$22,871	$21,703		$20,111	$19,773
Short-term borrowings	43		38	62		53	55
Transition and system restoration bonds, including current maturities	3,400		3,847	2,522		2,805	3,046
Other long-term debt, including current maturities	4,914		5,910	6,603		6,624	6,976
Capitalization:
Common stock equity	34%		31%	32%		25%	21%
Long-term debt, including current maturities	66%		69%	68%		75%	79%
Capitalization, excluding transition and system restoration bonds:
Common stock equity	47%		42%	39%		33%	27%
Long-term debt, excluding transition and system restoration bonds, and including current maturities	53%		58%	61%		67%	73%
Capital expenditures	$1,272		$1,188	$1,191		$1,462	$1,148
___________________

(1)
2011 Income before Extraordinary Item includes a $224 million after-tax ($0.53 and $0.52 per basic and diluted share, respectively) return on true-up balance related to a portion of interest on the appealed true-up amount.

(2)
Following the formation of Enable Midstream Partners LP (Enable) on May 1, 2013, Enable owns substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in Southeast Supply Header, LLC (SESH). As of December 31, 2013, we owned approximately 58.3% of the limited partner interest in Enable, an unconsolidated subsidiary, which we account for on an equity basis.

(3)	Calculated using Income before Extraordinary Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 herein.

OVERVIEW

Background

We are a public utility holding company. Our operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described below. Our indirect wholly owned subsidiaries include:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of December 31, 2013, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, an unconsolidated partnership jointly controlled with OGE Energy Corp., which owns, operates and develops natural gas and crude oil infrastructure assets.

Business Segments

In this Management’s Discussion and Analysis, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and certain critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on these segments of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. The results of our Midstream Investments segment are dependent upon the results of Enable, which are driven primarily by the volume of natural gas that Enable gathers, processes and transports across its systems and other factors as discussed below under “- Factors Influencing Our Midstream Investments Segment.” A summary of our reportable business segments as of December 31, 2013 is set forth below:

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

Energy Services

CERC’s operations also include non-rate regulated natural gas sales to, and transportation services for, commercial and industrial customers in 21 states in the central and eastern regions of the United States.

Midstream Investments

We have a significant equity investment in Enable, an unconsolidated subsidiary that owns, operates and develops natural gas and crude oil assets. Our Midstream Investments segment includes equity earnings associated with the operations of Enable and a 25.05% interest in SESH currently owned by CERC.

Other Operations

Our other operations business segment includes office buildings and other real estate used in our business operations and other corporate operations which support all of our business operations.

EXECUTIVE SUMMARY

Factors Influencing Our Businesses

We are an energy delivery company. The majority of our revenues are generated from the sale of natural gas and the transmission and delivery of electricity by our subsidiaries. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors operating income and cash flows from our business segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our Electric Transmission & Distribution and Natural Gas Distribution business segments is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis.  The Houston area experienced extremely hot and dry weather during 2011.  In 2012, we experienced a return to more normal weather in the summer months. However, every state in which we distribute natural gas had the warmest winter on record. In 2013, we experienced a colder than normal spring and very cold weather in November and December in Houston and all of the states in which we have gas customers. In recent years, customers have typically reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed in some of the areas we serve.  In addition, in many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from a growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the regions’ economies resume typical growth.  The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and gas distribution rates.

Our Energy Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While this business utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level, or VaR, to avoid significant financial exposures.  Lower geographic and seasonal price differentials during 2013, 2012 and 2011 adversely affected results for this business segment.

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

We expect to make contributions to our pension plan aggregating approximately $87 million in 2014 and may need to make larger contributions in subsequent years. Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates for our Electric Transmission & Distribution business segment and our Gas Operations in Texas.

Factors Influencing Our Midstream Investments Segment
The results of our Midstream Investments segment are primarily dependent upon the results of Enable, which are driven primarily by the volume of natural gas that Enable gathers, processes and transports across its systems, which depends significantly on the level of production from natural gas wells connected to its systems. Aggregate production volumes are affected by the overall amount of drilling and completion activity, as production must be maintained or increased by new drilling or other activity, because the production rate of a natural gas well declines over time. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. The level of drilling is expected to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.

To maintain and increase gathering throughput volumes on its systems, Enable must continue to contract its capacity to shippers, including producers and marketers. Enable’s transportation and storage systems compete for customers based on the type of service a customer needs, operating flexibility, receipt and delivery points and geographic flexibility and available capacity and price. To maintain and increase Enable’s transportation and storage volumes, it must continue to contract its capacity to shippers, including producers, marketers, LDCs, power generators and end-users.

Enable’s operation and maintenance expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. The current high levels of crude oil exploration, development and production activities are increasing competition for personnel and equipment. This increased competition is placing upward pressure on the prices Enable pays for labor, supplies and miscellaneous equipment. To the extent Enable is unable to procure necessary services or offset higher costs, its operating results will be negatively affected.

Our Midstream Investments segment currently includes a 25.05% interest in SESH owned by CERC that may be contributed by CERC to Enable in the future, upon exercise of certain put or call rights under which CERC would contribute to Enable CERC’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised (which may be no earlier than May 2014 and May 2015 for a 24.95% and a 0.1% interest, respectively). If CERC were to exercise such put right or Enable were to exercise such call right, CERC’s retained interest in SESH would be contributed to Enable in exchange for consideration consisting of a certain number of limited partnership units in Enable (subject to certain antidilution adjustments) for a 24.95% and a 0.1% interest in SESH, respectively, and, subject to certain restrictions, a cash payment, payable either from CERC to Enable or from Enable to CERC for changes in the value of SESH.

Significant Events

Enable Midstream Partners. On March 14, 2013, we entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which we, OGE and ArcLight agreed to form Enable Midstream Partners, LP (Enable) as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to the terms of the MFA. In connection with the closing (i) CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC) converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) CERC Corp. contributed to Enable its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC (SESH), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC, to Enable. Enable

owns substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in SESH.
As of December 31, 2013, CERC Corp., OGE and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.
On May 1, 2013, Enable (i) entered into a $1.05 billion three-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
As a result of the formation of Enable, we no longer have Interstate Pipelines or Field Services business segments. Enable is an unconsolidated subsidiary which we account for on an equity basis. Equity earnings associated with our interest in Enable and our retained 25.05% interest in SESH are reported under our Midstream Investments segment. For a further description of our reportable business segments, see Note 17 to our consolidated financial statements.
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
In January 2014, approximately $44 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were called for redemption on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds have an interest rate of 4.25%, mature in 2017 and are collateralized by general mortgage bonds of CenterPoint Houston.
In February 2014, notice was given that approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston must be tendered for purchase by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds have an interest rate of 5.60%, mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds will remain outstanding and may be remarketed.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

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

•
the ability of retail electric providers (REPs), including REP affiliates of NRG, Just Energy Group, Inc. and Energy Future Holdings Corp., which are CenterPoint Energy Houston Electric, LLC’s largest customers, to satisfy their obligations to us and our subsidiaries;

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

•
the performance of Enable, the amount of cash distributions we receive from Enable, the value of our interest in Enable and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified above and:

◦	the integration of the operations of the businesses we contributed to Enable with those contributed by OGE and ArcLight;

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

◦
competitive conditions in the midstream industry and actions taken by Enable's customers and competitors, including the extent and timing of the entry of additional competition in the markets served by Enable;

◦
the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Enable and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital;

◦	the availability and prices of raw materials for current and future construction projects;

◦	the timing and terms of Enable’s planned initial public offering, the actual consummation of which is subject to market conditions, regulatory requirements and other factors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the SEC.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2013	2012	2011
Revenues	$8,106	$7,452	$8,450
Expenses	7,096	6,414	7,152
Operating Income	1,010	1,038	1,298
Gain on Marketable Securities	236	154	19
Gain (Loss) on Indexed Debt Securities	(193)	(71)	35
Interest and Other Finance Charges	(351)	(422)	(456)
Interest on Transition and System Restoration Bonds	(133)	(147)	(127)
Equity in Earnings of Unconsolidated Affiliates	188	31	30
Return on True-Up Balance	—	—	352
Step acquisition gain	—	136	—
Other Income, net	24	38	23
Income Before Income Taxes and Extraordinary Item	781	757	1,174
Income Tax Expense	470	340	404
Income Before Extraordinary Item	311	417	770
Extraordinary Item, net of tax	—	—	587
Net Income	$311	$417	$1,357

Basic Earnings Per Share:
Income Before Extraordinary Item	$0.73	$0.98	$1.81
Extraordinary Item, net of tax	—	—	1.38
Net Income	$0.73	$0.98	$3.19

Diluted Earnings Per Share:
Income Before Extraordinary Item	$0.72	$0.97	$1.80
Extraordinary Item, net of tax	—	—	1.37
Net Income	$0.72	$0.97	$3.17

2013 Compared to 2012

Net Income.  We reported net income of $311 million ($0.72 per diluted share) for 2013 compared to $417 million ($0.97 per diluted share) for the same period in 2012. The decrease in net income of $106 million was primarily due to a $136 million non-cash step acquisition gain related to the acquisition of an additional 50% interest in Waskom in 2012, a $130 million increase in income tax expense discussed below, a $122 million increase in the loss on our indexed debt securities and a $28 million decrease in operating income (discussed below by segment). Operating income in 2012 included a $252 million non-cash goodwill impairment charge. These decreases were partially offset by a $157 million increase in equity earnings of unconsolidated affiliates, a $85 million decrease in interest expense and a $82 million increase in the gain on our marketable securities.

Income Tax Expense.   We reported an effective tax rate of 60.2% for 2013 compared to 44.9% for the same period in 2012. Our effective tax rate for 2013 increased by 15.3% primarily as a result of the formation of Enable with deferred tax expense of $225 million related to the book-to-tax basis difference for contributed non-tax deductible goodwill and a tax benefit of $29 million associated with the remeasurement of state deferred taxes at formation. In addition, we recognized a tax benefit of $8 million based on the settlement with the Internal Revenue Service (IRS) of outstanding tax claims for the 2002 and 2003 audit cycles. Our effective tax rate for 2013 was approximately 36.2% excluding the tax effects from the adjustments described above.

Our effective tax rate for 2012 of 44.9% was primarily impacted by an increase in tax expense of $88 million related to the non-tax deductible impairment of goodwill of $252 million and a reduction in tax expense of $28 million for the release of tax reserves settled with the IRS. Our effective tax rate for 2012 was approximately 37% excluding the tax effects from the adjustments described above.

2012 Compared to 2011

Net Income.  We reported net income of $417 million ($0.97 per diluted share) for 2012 compared to $1.357 billion ($3.17 per diluted share) for the same period in 2011. The decrease in net income of $940 million was primarily due to the resolution in 2011 of the true-up appeal resulting in an after-tax extraordinary gain of $587 million and a $352 million return on the true-up balance, a $260 million decrease in operating income (discussed by segment below), including a $252 million non-cash goodwill impairment charge, and a $106 million increase in the loss on our indexed debt securities, which were partially offset by a $136 million non-cash step acquisition gain related to the acquisition of an additional 50% interest in Waskom, a $135 million increase in the gain on our marketable securities, a $64 million decrease in income tax expense and a $14 million decrease in interest expense due to lower levels of debt.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for 2013, 2012 and 2011. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2013	2012	2011
Electric Transmission & Distribution	$607	$639	$623
Natural Gas Distribution	263	226	226
Energy Services	13	(250)	6
Interstate Pipelines	72	207	248
Field Services	73	214	189
Other Operations	(18)	2	6
Total Consolidated Operating Income	$1,010	$1,038	$1,298

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2013, 2012 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Electric transmission and distribution utility	$2,063	$1,949	$1,893
Transition and system restoration bond companies	507	591	444
Total revenues	2,570	2,540	2,337
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	1,045	942	908
Depreciation and amortization, excluding transition and system restoration bond companies	319	301	279
Taxes other than income taxes	225	214	210
Transition and system restoration bond companies	374	444	317
Total expenses	1,963	1,901	1,714
Operating Income	$607	$639	$623

Operating Income:
Electric transmission and distribution operations	$474	$492	$496
Transition and system restoration bond companies (1)	133	147	127
Total segment operating income	$607	$639	$623
Throughput (in gigawatt-hours (GWh)):
Residential	27,485	27,315	28,511
Total	79,985	78,593	80,013
Number of metered customers at end of period:
Residential	1,982,699	1,943,423	1,904,818
Total	2,244,289	2,199,764	2,155,710
___________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

2013 Compared to 2012.  Our Electric Transmission & Distribution business segment reported operating income of $607 million for 2013, consisting of $474 million from our regulated electric transmission and distribution utility operations (TDU) and $133 million related to transition and system restoration bond companies. For 2012, operating income totaled $639 million, consisting of $492 million from the TDU and $147 million related to transition and system restoration bond companies. TDU operating income decreased $18 million due to decreased usage ($13 million), primarily due to unfavorable weather, increased taxes other than income taxes ($11 million), increased depreciation ($10 million, excluding $8 million from increased investment in AMS offset by the related revenues), increased labor and benefits costs ($7 million), increased contracts and services ($4 million), increased support services ($4 million) and increased insurance costs ($3 million), partially offset by customer growth ($26 million) from the addition of over 44,000 new customers and higher transmission-related revenues net of the costs billed by transmission providers ($9 million).

2012 Compared to 2011.  Our Electric Transmission & Distribution business segment reported operating income of $639 million for 2012, consisting of $492 million from the TDU and $147 million related to transition and system restoration bond companies. For 2011, operating income totaled $623 million, consisting of $496 million from the TDU and $127 million related to transition and system restoration bond companies. TDU operating income decreased $4 million due to decreased usage ($54 million), primarily due to a return to more normal summer weather when compared to the previous year, and the impact of the 2010 rate case implemented in September 2011 ($34 million), partially offset by higher equity returns ($28 million) primarily related to true-up proceeds, increased miscellaneous revenues ($24 million), primarily from right-of-way easement grants, customer growth ($24 million) from the addition of over 44,000 new customers and decreased labor and benefits costs ($6 million).

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2013, 2012 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2013	2012	2011
Revenues	$2,863	$2,342	$2,841
Expenses:
Natural gas	1,607	1,196	1,675
Operation and maintenance	667	637	655
Depreciation and amortization	185	173	166
Taxes other than income taxes	141	110	119
Total expenses	2,600	2,116	2,615
Operating Income	$263	$226	$226
Throughput (in Bcf):
Residential	182	140	172
Commercial and industrial	265	243	251
Total Throughput	447	383	423
Number of customers at end of period:
Residential	3,090,966	3,058,695	3,036,267
Commercial and industrial	247,100	246,413	246,220
Total	3,338,066	3,305,108	3,282,487

2013 Compared to 2012.  Our Natural Gas Distribution business segment reported operating income of $263 million for 2013 compared to $226 million for 2012. Operating income increased $37 million primarily due to increased usage as a result of colder weather compared to the prior year, partially mitigated by weather hedges and weather normalization adjustments ($29 million), rate increases ($29 million), and increased economic activity across our footprint including the addition of approximately 33,000 residential customers ($7 million). These increases were partially offset by increased operating expenses ($6 million), higher bad debt expense ($5 million), higher depreciation and amortization expense ($12 million) and an increase in taxes ($5 million), primarily attributable to property taxes. Increased expense related to energy efficiency programs ($17 million) and increased expense related to higher gross receipt taxes ($26 million) were offset by a corresponding increase in the related revenues.

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

Energy Services

The following table provides summary data of our Energy Services business segment for 2013, 2012 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2013	2012	2011
Revenues	$2,401	$1,784	$2,511
Expenses:
Natural gas	2,336	1,730	2,458
Operation and maintenance	46	45	41
Depreciation and amortization	5	6	5
Taxes other than income taxes	1	1	1
Goodwill impairment	—	252	—
Total expenses	2,388	2,034	2,505
Operating Income (Loss)	$13	$(250)	$6

Throughput (in Bcf)	600	562	558

Number of customers at end of period (1)	17,510	16,330	14,267
___________________

(1)
These numbers do not include approximately 8,800 and 12,700 natural gas customers as of December 31, 2013 and 2012, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

2013 Compared to 2012. Our Energy Services business segment reported operating income of $13 million compared to $2 million for 2012, excluding the goodwill impairment charge discussed below. The increase in operating income of $11 million was primarily due to a $14 million positive impact from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. A $2 million mark-to-market charge was incurred in 2013 compared to a charge of $16 million for 2012.  Energy Services grew both volume and customers in 2013 offsetting the impact of the lower unit margin environment.

2012 Compared to 2011. Our Energy Services business segment reported operating income, excluding the goodwill impairment discussed below, of $2 million for 2012 compared to $6 million for 2011.  The decrease in operating income of $4 million was primarily due to a $24 million negative impact of mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins. 2012 included mark-to-market charges of $16 million compared to an $8 million benefit for the same period of 2011.  Substantially offsetting this decrease was a $20 million improvement in operating margins primarily as a result of the termination of uneconomic transportation contracts and an increase in retail sales customers and volumes.

Goodwill Impairment

A non-cash goodwill impairment charge of $252 million for our Energy Services business segment was recorded in 2012. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in our estimate of the fair value of goodwill associated with this reporting unit.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2013, 2012 and 2011 (in millions, except throughput data):

	Year Ended December 31,
	2013 (1)	2012	2011
Revenues	$186	$502	$553
Expenses:
Natural gas	35	57	67
Operation and maintenance	51	153	152
Depreciation and amortization	20	56	54
Taxes other than income taxes	8	29	32
Total expenses	114	295	305
Operating Income	$72	$207	$248

Equity in earnings of unconsolidated affiliates	$7	$26	$21

Transportation throughput (in Bcf)	482	1,367	1,579
_____________
(1)     Represents January 2013 through April 2013 results only.

2013 Compared to 2012.  Our Interstate Pipeline business segment reported operating income of $72 million for 2013 compared to $207 million for 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, 2013 is not comparable to the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

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

Equity Earnings. This business segment recorded equity income of $7 million, $26 million and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively, from its interest in Southeast Supply Header, LLC (SESH), a jointly-owned pipeline. The decrease from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to the contribution of a 24.95% interest in SESH to Enable on May 1, 2013. Beginning May 1, 2013, equity earnings related to the interest in SESH contributed to Enable, as well as our remaining 25.05% interest in SESH, are reported as components of equity income in our Midstream Investments segment.

Field Services

The following table provides summary data of our Field Services business segment for 2013, 2012 and 2011 (in millions, except throughput data):

	Year Ended December 31,
	2013 (1)	2012	2011
Revenues	$196	$506	$412
Expenses:
Natural gas	54	122	68
Operation and maintenance	45	115	112
Depreciation and amortization	20	50	37
Taxes other than income taxes	4	5	6
Total expenses	123	292	223
Operating Income	$73	$214	$189

Equity in earnings of unconsolidated affiliates	$—	$5	$9

Gathering throughput (in Bcf)	252	896	823
_____________
(1)     Represents January 2013 through April 2013 results only.

2013 Compared to 2012.  Our Field Services business segment reported operating income of $73 million for 2013 compared to $214 million for 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, 2013 is not comparable to the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

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

Equity Earnings. This business segment recorded equity income of $-0-, $5 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively, from its interest in Waskom. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Enable.

Midstream Investments

During the eight months ended December 31, 2013, we reported pre-tax equity income of $173 million from our 58.3% limited partner interest in Enable and $8 million of pre-tax equity income from our 25.05% interest in SESH. Enable’s gathering and processing operations in 2013 were positively impacted by increases in gross margin resulting from acquisitions, higher gathering and processing fixed-fee volumes, higher natural gas prices and increased processing margins, partially offset by a decline in customer volumes, a decline in NGL price spreads between Conway and Mont Belvieu, and the conversion of a processing contract from keep-whole to fixed-fee. Enable’s transportation and storage operations in 2013 were adversely impacted by a decline in gross margins attributable to lower volumes, primarily due to lower price differentials, which negatively impacted margins on ancillary services, a reduction in liquid sales, a reduction to margins on off-system transportation revenues, a decline in interruptible transportation fees, and a reduction to storage demand fees.

Cash distributions received from Enable and SESH were approximately $106 million and $6 million, respectively, during the eight months ended December 31, 2013.

Enable Operating Data during the eight months ended December 31, 2013

Eight Months Ended December 31, 2013
Natural gas gathered volumes - Trillion British Thermal Units per day (TBtu/d)	3.49
Natural gas transportation volumes - TBtu/d	4.58
Natural gas processed volumes - TBtu/d	1.45
Natural gas liquids sold - Gallons per day	2.61

Other Operations

The following table provides summary data for our Other Operations business segment for 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenues	$14	$11	$11
Expenses	32	9	5
Operating Income (Loss)	$(18)	$2	$6

2013 Compared to 2012. Our Other Operations business segment reported an operating loss of $18 million for 2013 compared to operating income of $2 million for 2012. The decrease in operating income of $20 million is primarily related to the costs associated with the formation of Enable ($13 million), higher depreciation expense ($3 million) and higher property taxes ($2 million).

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2013, 2012 and 2011 is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$1,613	$1,860	$1,888
Investing activities	(1,300)	(1,603)	(1,206)
Financing activities	(751)	169	(661)

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $247 million in 2013 compared to 2012 primarily due to decreased operating income ($280 million), excluding the non-cash goodwill impairment charge of $252 million, decreased cash provided by net accounts receivable/payable ($108 million), cash related to gas storage inventory ($43 million), decreased net margin deposits ($37 million), decreased cash from non-trading derivatives ($16 million), increased pension contributions ($9 million) and decreased cash provided by net regulatory assets and liabilities ($5 million), which was partially offset by increased cash provided by fuel cost recovery ($160 million), increased distributions from equity method investments ($91 million) and decreased net tax payments ($11 million).

Net cash provided by operating activities decreased $28 million in 2012 compared to 2011 primarily due to increased net tax payments ($251 million), which was partially offset by increased cash provided by net accounts receivable/payable ($45 million), increased cash provided by net regulatory assets and liabilities ($35 million), increased cash from non-trading derivative

($33 million), increased cash related to gas storage inventory ($25 million), decreased net margin deposits ($19 million) and increased cash provided by fuel cost recovery ($18 million).

Cash Used in Investing Activities

Net cash used in investing activities decreased $303 million in 2013 compared to 2012 due to decreased cash paid for acquisitions ($360 million) and decreased restricted cash ($30 million) and increased proceeds from sale of marketable securities ($9 million), which were partially offset by increased capital expenditures ($74 million) and cash contributed to Enable ($38 million).

Net cash used in investing activities increased $397 million in 2012 compared to 2011 due to increased cash paid for acquisitions ($360 million) and decreased cash received from the DOE grant ($110 million), which were partially offset by decreased capital expenditures ($91 million).

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities increased $920 million in 2013 compared to 2012 primarily due to decreased proceeds from long-term debt ($1,445 million) and increased payments of common stock dividends ($9 million), which were partially offset by increased proceeds from commercial paper ($403 million), decreased cash paid for debt retirement ($62 million), increased short-term borrowings ($29 million), decreased payments of long-term debt ($17 million) and decreased debt issuance costs ($13 million).

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

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements for 2014 include the following:

•	capital expenditures of approximately $1.4 billion;

•	scheduled principal payments on transition and system restoration bonds of $354 million;

•	the expected March 2014 purchase and redemption of pollution control bonds aggregating approximately $100 million at 101% of their principal amount;

•	pension contributions aggregating approximately $87 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that anticipated 2014 cash needs will be met with borrowings under our credit facilities, proceeds from commercial paper, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations, and distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2013 and estimates of our capital expenditures for currently identified or planned projects for 2014 through 2018 (in millions):

	2013	2014	2015	2016	2017	2018
Electric Transmission & Distribution	$759	$781	$833	$718	$655	$666
Natural Gas Distribution	430	521	491	401	421	404
Energy Services	3	10	19	36	11	11
Interstate Pipelines (1)	29	—	—	—	—	—
Field Services (1)	16	—	—	—	—	—
Other Operations	35	62	47	43	53	52
Total	$1,272	$1,374	$1,390	$1,198	$1,140	$1,133

(1)	Following the formation of Enable on May 1, 2013, substantially all of the assets of CenterPoint Energy's former Interstate Pipelines and Field Services business segments are owned by Enable.

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
Transition and system restoration bond debt	$3,400	$354	$763	$845	$1,438
Other long-term debt (1)	5,533	—	593	1,396	3,544
Interest payments — transition and system restoration bond debt (2)	594	119	203	146	126
Interest payments — other long-term debt (2)	3,433	286	538	435	2,174
Short-term borrowings	43	43	—	—	—
Capital leases	1	—	—	—	1
Operating leases (3)	21	6	8	4	3
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	21	17	4	—	—
Other commodity commitments (5)	1,723	408	701	494	120
Total contractual cash obligations (6)	$14,769	$1,233	$2,810	$3,320	$7,406
___________________

(1)
2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) obligations are included in the 2019 and thereafter column at their contingent principal amount as of December 31, 2013 of $763 million.  These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($767 million at December 31, 2013), as discussed in Note 10 to our consolidated financial statements.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2013. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 14(c) to our consolidated financial statements.

(4)
In 2014, we expect to make contributions to our qualified pension plan aggregating approximately $87 million. We expect to contribute approximately $9 million and $17 million, respectively, to our non-qualified pension and postretirement benefits plans in 2014.

(5)	For a discussion of other commodity commitments, please read Note 14(a) to our consolidated financial statements.

(6)
This table does not include estimated future payments for expected future asset retirement obligations. These payments are primarily estimated to be incurred after 2019. We record a separate liability for the fair value of these asset retirement obligations which totaled $134 million as of December 31, 2013. See Note 3(c), Asset Retirement Obligation in our consolidated financial statements.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $58 million as of December 31, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of December 31, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees, and to release CenterPoint Energy, Inc. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

As of December 31, 2013, no amounts have been recorded related to the guarantees discussed above in the Consolidated Balance Sheets. Other than the guarantees discussed above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters
CenterPoint Houston

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. CenterPoint Houston appealed the denial of the full 2008 performance bonus. Similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to CenterPoint Houston’s 2009, 2010 and 2011 (only through August 2011) energy efficiency programs were also appealed. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and the Texas Utility Commission appealed that decision to the Texas Supreme Court in October 2013. In January 2014, the Texas Supreme Court denied the Texas Utility Commission's appeal. CenterPoint Houston’s energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and no additional performance bonus disallowances are expected.

In December 2013, CenterPoint Houston filed an application at the Texas Utility Commission seeking (i) to reconcile approximately $473 million in Advanced Metering System costs incurred during the time period April 1, 2010 through September 30, 2013 and currently in rates, and (ii) approval to amend the surcharge recovery period to account for the reconciled costs through September 30, 2013 as well as to recover costs expected to be incurred after September 30, 2013. A decision by the Texas Utility Commission is expected later this year.

Gas Operations

City of Houston Settlement. In January 2013, the City of Houston initiated a rate proceeding against Gas Operations claiming regulatory disclosures indicated that Gas Operations was earning more on an annual basis than authorized.  In February 2014, Gas Operations and City of Houston agreed (i) to terminate the rate proceeding, and  (ii) that Gas Operations would not seek a base rate increase before Fall 2016.

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

Arkansas Billing Determinant Rate Adjustment Tariff (BDA) Filing. Gas Operations’ Arkansas Division made its annual BDA filing with the Arkansas Public Service Commission (APSC) on March 27, 2013 to request recovery of a calendar year 2012 shortfall of $6.8 million. No exceptions were noted by the APSC staff and the revised rates went into effect on June 1, 2013.

Mississippi Rate Regulation Adjustment Rider (RRA).   Gas Operations’ Mississippi Division submitted an annual RRA filing with the Mississippi Public Service Commission (MPSC) on May 1, 2013 to request recovery of a calendar year 2012 earnings shortfall of approximately $3.2 million.  The MPSC approved approximately $2.9 million, and the revised rates went into effect in July 2013.

Cost of Service Adjustment (COSA) Rate Adjustments. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, including a request for an annual cost of service adjustment mechanism, or COSA, that adjusts rates annually for changes in invested capital as well as certain operating expenses. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues from the Texas Coast service territory by approximately $3.5 million. The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In 2010, the district court ruled that the Railroad Commission lacked authority to impose the approved COSA mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction. The decision by the District Court placed at risk certain revenues collected pursuant to COSA mechanisms. The Railroad Commission and Gas Operations appealed the court's ruling on the COSA mechanism. In January 2014, the Texas Supreme Court confirmed that the Railroad Commission had authority to approve the COSA rate adjustments utilized by Gas Operations and remanded the case back to state district court.

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

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase overall revenue $44.3 million annually, based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. Evidentiary hearings were held before an Administrative Law Judge in January 2014, and Gas Operations expects a final decision from the Minnesota Public Utilities Commission in its rate proceeding in mid-summer 2014.  This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and includes moving $15.0 million of energy efficiency expenditures into base rates.

Enable Midstream Partners

In August 2012, MRT, a subsidiary of Enable and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $104 million (an increase of approximately $48 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a ROE of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of EGT's firm capacity to a lease. On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed RCC surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  In September 2013, the FERC approved the settlement.  Although the settlement became effective November 1, 2013, the settlement rates are effective as of March 1, 2013. As a result, in the fourth quarter of 2013, MRT made refunds to certain of its customers totaling approximately $5.9 million, which had previously been reserved.

Other Matters

Credit Facilities

  As of February 14, 2014, we had the following facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at February 14, 2014 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$6	(2)	September 9, 2018
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2018
September 9, 2011	CERC Corp.	600	—		September 9, 2018
___________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at December 31, 2013.

(2)	Represents outstanding letters of credit.

Our $1.2 billion revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and we certify to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million revolving credit facility can be drawn at LIBOR plus 112.5 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of December 31, 2013, CERC Corp had $118 million of outstanding commercial paper.

Securities Registered with the SEC

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

Temporary Investments

As of February 14, 2014, CERC Corp. had temporary investments in a money market fund of $104 million.

Money Pool

We have a money pool through which the holding company and participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under our revolving credit facility or the sale of our commercial paper.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of February 14, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook(2)	Rating	Outlook(3)
CenterPoint Energy Senior Unsecured Debt	Baa1	Stable	BBB+	Stable	BBB	Stable
CenterPoint Houston Senior Secured Debt	A1	Stable	A	Stable	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Stable	BBB	Stable
___________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2013, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2013, the amount posted as collateral aggregated approximately $5 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2013, unsecured credit limits extended to CES by counterparties aggregate $308 million and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of December 31, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at December 31, 2013. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2013, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on December 31, 2013, deferred taxes of approximately $364 million would have been payable in 2013.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of December 31, 2013, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

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

Enable Midstream Partners

In connection with its formation on May 1, 2013, Enable (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC Corp., and (iii) entered into a $1.4 billion senior unsecured revolving credit facility. Enable's $1.4 billion senior unsecured revolving credit facility backstops its $1.4 billion commercial paper program. As of January 31, 2014, Enable had no outstanding commercial paper and $318 million borrowed under its revolving credit facility. Any reduction in Enable’s credit ratings could prevent it from accessing the commercial paper markets.

The sponsors of Enable, including us, may from time to time provide funds to Enable through loans and/or capital contributions in addition to funds that Enable may obtain from time to time under its revolving credit facility, commercial paper program or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to Enable by CERC Corp. are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

Prior to an initial public offering of Enable, Enable is obligated to distribute 100% of its distributable cash (as such term is defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. In July 2013, CERC Corp. received a cash distribution of approximately $36 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the months of May and June 2013 (the two months in the second quarter following the formation of Enable on May 1, 2013). In November 2013, CERC Corp. received a cash distribution of approximately $70 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the third quarter of 2013. CERC Corp. received a cash distribution of approximately $67 million from Enable in February 2014 made with respect to CERC Corp.’s limited partner interest in Enable for the fourth quarter of 2013.

Under the terms of an omnibus agreement entered into in connection with the formation of Enable, CenterPoint Energy and OGE Energy are obligated to indemnify Enable for specified breaches of representations and warranties in the master formation agreement pursuant to which Enable was formed related to: (i) their respective authority to enter into the transactions that formed Enable and the capitalization of the entities contributed to Enable; (ii) permits related to the operation of the assets contributed to Enable; (iii) compliance with environmental laws; (iv) title to properties and rights of way; (v) the tax classification of the entities contributed to Enable; (vi) indemnified taxes; and (vii) events and conditions associated with CenterPoint Energy and OGE’s respective ownership and operation of the assets contributed to Enable. Pursuant to the terms of the omnibus agreement, each of CenterPoint Energy’s and OGE’s respective maximum liability for this indemnification obligation with respect to permit, environmental and title representations will not exceed $250 million, and neither OGE Energy nor CenterPoint

Energy will have any obligation under this indemnification until Enable’s aggregate indemnifiable losses exceed $25 million, respectively. CenterPoint Energy’s and OGE Energy’s indemnification obligations under the omnibus agreement will survive (i) for permit matters until May 1, 2014, (ii) for environmental and title and rights of way matters until May 1, 2016 and (iii) for tax classification matters and indemnified taxes until 30 days following the expiration of the applicable statute of limitations. Indemnification obligations for authority and capitalization matters survive indefinitely.

Dodd-Frank Swaps Regulation

We use derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on our operating results and cash flows. In addition, Enable may also use such instruments from time to time to manage its commodity and financial market risk. Following enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement Dodd-Frank’s changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations.  The CFTC regulations are intended to implement new reporting and record keeping requirements related to their swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most, if not all, of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the Commodity Exchange Act made as a result of Dodd-Frank and the CFTC’s implementing regulations could significantly increase the cost of entering into new swaps.

Collection of Receivables from REPs

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows. In the event of a REP’s default, CenterPoint Houston’s tariff provides a number of remedies, including the option of CenterPoint Houston to request that the Texas Utility Commission suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, CenterPoint Houston remains at risk for payments not made prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made against CenterPoint Houston involving payments it had received from such REP. If a REP were to file for bankruptcy, CenterPoint Houston may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, Texas Utility Commission regulations authorize utilities, such as CEHE, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including our weather hedging arrangements, and gas purchases, gas price and gas storage activities of our Natural Gas Distribution and Energy Services business segments;

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of this report.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business segment and our Natural Gas Distribution business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2013, we had recorded regulatory assets of $3.7 billion and regulatory liabilities of $1.2 billion.

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill and Equity Method Investments

We review the carrying value of our long-lived assets, including identifiable intangibles, goodwill and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets.  A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary.  Unforeseen events and changes in market conditions could have a material effect on the value of long-lived assets, including intangibles, goodwill and equity method investments due to changes in estimates of future cash flows, interest rate and regulatory matters and could result in an impairment charge.  We recorded goodwill impairment of $-0-, $252 million and $-0- during 2013, 2012 and 2011. We did not record material impairments to long-lived assets, including intangibles, or equity method investments during 2013, 2012, and 2011.

We performed our annual goodwill impairment test in the third quarter of 2013 and determined, based on the results of the first step, using the income approach, no impairment charge was required for any reporting unit.  Our reporting units approximate our reportable segments.

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

The determination of fair value requires significant assumptions by management which are subjective and forward-looking in nature. To assist in making these assumptions, we utilized a third-party valuation specialist in both determining and testing key assumptions used in the valuation of each of our reporting units. We based our assumptions on projected financial information that we believe is reasonable; however, actual results may differ materially from those projections. These projected cash flows factor in planned growth initiatives, and for our Natural Gas Distribution reporting unit, the regulatory environment.  The fair value of our Natural Gas Distribution and Energy Services reporting units exceeded the carrying value by approximately $2.3 billion and $259 million, respectively, or approximately 80% and 50%, excess fair value over the carrying values for each reporting unit, respectively. A key assumption in the income approach was the weighted average cost of capital of 5.1% and 6.0% applied in the valuation for Natural Gas Distributions and Energy Services, respectively.

Although there was not a goodwill asset impairment in our 2013 annual test, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if our market capitalization falls below book value for an extended period of time. No impairment triggers were identified subsequent to our 2013 annual test.

Unbilled Energy Revenues

Revenues related to electricity delivery and natural gas sales and services are generally recognized upon delivery to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month either electronically through AMS meter communications or manual readings. At the end of each month, deliveries to non-AMS customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Information regarding deliveries to AMS customers after the last billing is obtained from actual AMS meter usage data. Unbilled electricity delivery revenue is estimated each month based on actual AMS meter data, daily supply volumes and applicable rates. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

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

The minimum funding requirements for the qualified pension plan were $83 million, $73 million and $35 million for 2013, 2012 and 2011, respectively. We made contributions of $83 million, $73 million and $65 million in 2013, 2012 and 2011 for the respective years. We expect to make contributions aggregating approximately $87 million in 2014.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $8 million, $9 million and $10 million in 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, the projected benefit obligation exceeded the market value of plan assets of our pension plans by $350 million. Changes in interest rates or the market values of the securities held by the plan during 2014 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension cost was $72 million, $82 million and $78 million for 2013, 2012 and 2011, respectively, of which $64 million, $67 million and $49 million impacted pre-tax earnings.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2013, our qualified pension plan had an expected long-term rate of return on plan assets of 7.00%, which is a 1.00% decrease from the rate assumed as of December 31, 2012 due to the increase in the allocation to fixed income investments in our targeted asset allocation. The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation for CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-

term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation. We regularly review our actual asset allocation and periodically rebalance plan assets to reduce volatility and better match plan assets and liabilities.

As of December 31, 2013, the projected benefit obligation was calculated assuming a discount rate of 4.80%, which is a 0.80% increase from the 4.00% discount rate assumed in 2012. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension cost for 2014, including the benefit restoration plan, is estimated to be $71 million, of which we expect $63 million to impact pre-tax earnings, based on an expected return on plan assets of 7.00% and a discount rate of 4.80% as of December 31, 2013. If the expected return assumption were lowered by 0.50% from 7.00% to 6.50%, 2014 pension cost would increase by approximately $9 million.

As of December 31, 2013, the pension plan projected benefit obligation, including the unfunded benefit restoration plan, exceeded plan assets by $350 million.  If the discount rate were lowered by 0.50% from 4.80% to 4.30%, the assumption change would increase our projected benefit obligation and 2014 pension expense by approximately $103 million and $5 million, respectively. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2013 by $84 million and would result in a charge to comprehensive income in 2013 of $12 million, net of tax.

Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Impact of Changes in Interest Rates and Energy Commodity Prices

We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in our consolidated financial statements. Most of the revenues and income from our business activities are affected by market risks. Categories of market risk include exposure to commodity prices through non-trading activities, interest rates and equity prices. A description of each market risk is set forth below:

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

Interest Rate Risk

As of December 31, 2013, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $118 million and $-0- at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.1 billion and $9.7 billion, respectively, in principal amount and having a fair value of $8.6 billion and $10.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 12 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $222 million if interest rates were to decline by 10% from their levels at December 31, 2013. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 10 to our consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $143 million at December 31, 2013 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $24 million if interest rates were to decline by 10% from levels at December 31, 2013. Changes in the fair value of the derivative component, a $455 million recorded liability at December 31, 2013, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2013 levels, the fair value of the derivative component liability would increase by approximately $12 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.6 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 10 to our consolidated financial statements for a discussion of our ZENS obligation. A decrease of 10% from the December 31, 2013 aggregate market value of these shares would result in a net loss of approximately $12 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2013, the recorded fair value of our non-trading energy derivatives was a net asset of $13 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their December 31, 2013 levels would have decreased the fair value of our non-trading energy derivatives net asset by $4 million.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2014

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013 which is included herein on page 70.

/s/ SCOTT M. PROCHAZKA
President and Chief Executive Officer

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

February 26, 2014

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Revenues	$8,106	$7,452	$8,450
Expenses:
Natural gas	3,908	2,873	4,055
Operation and maintenance	1,847	1,874	1,835
Depreciation and amortization	954	1,050	886
Taxes other than income taxes	387	365	376
Goodwill impairment	—	252	—
Total	7,096	6,414	7,152
Operating Income	1,010	1,038	1,298
Other Income (Expense):
Gain on marketable securities	236	154	19
Gain (loss) on indexed debt securities	(193)	(71)	35
Interest and other finance charges	(351)	(422)	(456)
Interest on transition and system restoration bonds	(133)	(147)	(127)
Equity in earnings of unconsolidated affiliates	188	31	30
Return on true-up balance	—	—	352
Step acquisition gain	—	136	—
Other, net	24	38	23
Total	(229)	(281)	(124)
Income Before Income Taxes and Extraordinary Item	781	757	1,174
Income tax expense	470	340	404
Income Before Extraordinary Item	311	417	770
Extraordinary Item, net of tax	—	—	587
Net Income	$311	$417	$1,357

Basic Earnings Per Share:
Income Before Extraordinary Item	$0.73	$0.98	$1.81
Extraordinary Item, net of tax	—	—	1.38
Net Income	$0.73	$0.98	$3.19

Diluted Earnings Per Share:
Income Before Extraordinary Item	$0.72	$0.97	$1.80
Extraordinary Item, net of tax	—	—	1.37
Net Income	$0.72	$0.97	$3.17

Weighted Average Shares Outstanding, Basic	428	427	426

Weighted Average Shares Outstanding, Diluted	431	430	429

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$311	$417	$1,357
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $25, $2 and $7)	44	(2)	(16)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0- and $-0-)	1	—	—
Other comprehensive income (loss)	45	(2)	(16)
Comprehensive income	$356	$415	$1,341

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($207 and $266 related to VIEs at December 31, 2013 and 2012, respectively)	$208	$646
Investment in marketable securities	767	540
Accounts receivable, net ($60 and $68 related to VIEs at December 31, 2013 and 2012, respectively)	851	768
Accrued unbilled revenues	398	339
Inventory	285	322
Non-trading derivative assets	24	36
Taxes receivable	—	7
Prepaid expense and other current assets ($41 and $54 related to VIEs at December 31, 2013 and 2012, respectively)	125	216
Total current assets	2,658	2,874
Property, Plant and Equipment, net	9,593	13,597
Other Assets:
Goodwill	840	1,468
Regulatory assets ($3,179 and $3,545 related to VIEs at December 31, 2013 and 2012, respectively)	3,726	4,324
Notes receivable - affiliated companies	363	—
Non-trading derivative assets	10	6
Investment in unconsolidated affiliates	4,518	405
Other	162	197
Total other assets	9,619	6,400
Total Assets	$21,870	$22,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$43	$38
Current portion of VIE transition and system restoration bonds long-term debt	354	447
Indexed debt	143	138
Current portion of other long-term debt	—	815
Indexed debt securities derivative	455	268
Accounts payable	689	561
Taxes accrued	184	160
Interest accrued	124	150
Non-trading derivative liabilities	17	14
Accumulated deferred income taxes, net	608	604
Other	402	380
Total current liabilities	3,019	3,575
Other Liabilities:
Accumulated deferred income taxes, net	4,542	4,153
Non-trading derivative liabilities	4	2
Benefit obligations	802	1,143
Regulatory liabilities	1,152	1,093
Other	205	247
Total other liabilities	6,705	6,638
Long-term Debt:
VIE transition and system restoration bonds	3,046	3,400
Other	4,771	4,957
Total long-term debt	7,817	8,357
Commitments and Contingencies (Note 14)
Shareholders’ Equity	4,329	4,301
Total Liabilities and Shareholders’ Equity	$21,870	$22,871

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net income	$311	$417	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954	1,050	886
Amortization of deferred financing costs	30	32	30
Deferred income taxes	356	328	443
Extraordinary item, net of tax	—	—	(587)
Return on true-up balance	—	—	(352)
Goodwill impairment	—	252	—
Step acquisition gain	—	(136)	—
Unrealized gain on marketable securities	(236)	(154)	(19)
Unrealized loss (gain) on indexed debt securities	193	71	(35)
Write-down of natural gas inventory	4	4	11
Equity in earnings of unconsolidated affiliates, net of distributions	(58)	8	8
Pension contributions	(91)	(82)	(75)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(256)	10	40
Inventory	(22)	27	11
Taxes receivable	7	(7)	138
Accounts payable	152	(6)	(81)
Fuel cost recovery	108	(52)	(70)
Non-trading derivatives, net	4	20	(13)
Margin deposits, net	16	53	34
Interest and taxes accrued	41	(62)	44
Net regulatory assets and liabilities	61	66	31
Other current assets	(2)	(12)	12
Other current liabilities	21	18	18
Other assets	(24)	(18)	(9)
Other liabilities	20	16	42
Other, net	24	17	24
Net cash provided by operating activities	1,613	1,860	1,888
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(1,286)	(1,212)	(1,303)
Acquisitions, net of cash acquired	—	(360)	—
Decrease (increase) in restricted cash of transition and system restoration bond companies	17	(13)	(3)
Investment in unconsolidated affiliates	—	(5)	(12)
Cash contribution to Enable	(38)	—	—
Cash received from U.S. Department of Energy grant	—	—	110
Proceeds from sale of marketable securities	9	—	—
Other, net	(2)	(13)	2
Net cash used in investing activities	(1,300)	(1,603)	(1,206)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	5	(24)	9
Proceeds from (payments of) commercial paper, net	118	(285)	102
Proceeds from long-term debt	1,050	2,495	550
Payments of long-term debt	(1,573)	(1,590)	(909)
Cash paid for debt exchange and debt retirement	(7)	(69)	(58)
Debt issuance costs	(3)	(16)	(24)
Redemption of indexed debt securities	(8)	—	—
Payment of common stock dividends	(355)	(346)	(337)
Proceeds from issuance of common stock, net	4	4	6
Other, net	18	—	—
Net cash provided by (used in) financing activities	(751)	169	(661)
Net Increase (Decrease) in Cash and Cash Equivalents	(438)	426	21
Cash and Cash Equivalents at Beginning of Year	646	220	199
Cash and Cash Equivalents at End of Year	$208	$646	$220

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS, cont.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$475	$556	$565
Income taxes (refunds), net	35	46	(205)
Non-cash transactions:
Accounts payable related to capital expenditures	74	110	110
Formation of Enable	4,252	—	—

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	428	4	426	4	425	4
Issuances related to benefit and investment plans	1	—	2	—	1	—
Balance, end of year	429	4	428	4	426	4
Additional Paid-in-Capital
Balance, beginning of year		4,130		4,120		4,100
Issuances related to benefit and investment plans		27		10		20
Balance, end of year		4,157		4,130		4,120
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		302		231		(789)
Net income		311		417		1,357
Common stock dividends		(355)		(346)		(337)
Balance, end of year		258		302		231
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(88)		(132)		(130)
Net deferred loss from cash flow hedges		(2)		(3)		(3)
Total accumulated other comprehensive loss, end of year		(90)		(135)		(133)
Total Shareholders’ Equity		$4,329		$4,301		$4,222

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described below. As of December 31, 2013, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities in 21 states. As of December 31, 2013, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, an unconsolidated partnership jointly controlled with OGE Energy Corp., which owns, operates and develops natural gas and crude oil infrastructure assets.

For a description of CenterPoint Energy’s reportable business segments, see Note 17.

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

The accounts of CenterPoint Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. CenterPoint Energy generally uses the equity method of accounting for investments in entities in which CenterPoint Energy has an ownership interest between 20% and 50% and exercises significant influence. CenterPoint Energy also uses the equity method for investments in which it has ownership percentages greater than 50%, when it exercises significant influence, does not have control and is not considered the primary beneficiary, if applicable.

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

As of December 31, 2013, CERC Corp., OGE and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable. The general partner of Enable is currently governed by a board of directors made up of an equal number of representatives designated by each of CERC Corp. and OGE. See Note 9 for further discussion on the formation of Enable. The investment in Enable is accounted for utilizing the equity method of accounting. As of December 31,

2013, CenterPoint Energy determined that Enable was a variable interest entity (VIE); however, CenterPoint Energy is not the primary beneficiary and as such, this entity is not consolidated. See Notes 9 and 17 below.

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

As of December 31, 2013, CenterPoint Energy had four VIEs consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

(c)	Revenues

CenterPoint Energy records revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual advanced metering system data, daily supply volumes and applicable rates. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates.

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

(e) Regulatory Assets and Liabilities

CenterPoint Energy applies the guidance for accounting for regulated operations to the Electric Transmission & Distribution business segment and the Natural Gas Distribution business segment. CenterPoint Energy’s rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

CenterPoint Energy’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2013 and 2012, these removal costs of $941 million and $919 million, respectively, are classified as regulatory liabilities in CenterPoint Energy’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation and amortization is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Interest and allowance for funds used during construction (AFUDC) are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. During 2013, 2012 and 2011, CenterPoint Energy capitalized interest and AFUDC of $11 million, $9 million and $4 million, respectively. During 2013, 2012 and 2011, CenterPoint Energy recorded AFUDC equity of $8 million, $6 million and $5 million, respectively, which is included in Other Income in its Statements of Consolidated Income.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. Accounts receivable are net of an allowance for doubtful accounts of $28 million and $25 million at December 31, 2013 and 2012, respectively. The provision for doubtful accounts in CenterPoint Energy’s Statements of Consolidated Income for 2013, 2012 and 2011 was $21 million, $16 million and $26 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market.  Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CenterPoint Energy’s Energy Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CenterPoint Energy’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2013, 2012 and 2011, CenterPoint Energy recorded $4 million, $4 million and $11 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2013	2012

Materials and supplies	$140	$177
Natural gas	145	145
Total inventory	$285	$322

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

(n) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Energy considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Energy was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $41 million and $54 million at December 31, 2013 and 2012, respectively, are included in other current assets in CenterPoint Energy's Consolidated Balance Sheets. Cash and cash equivalents included $207 million and $266 million at December 31, 2013 and 2012, respectively, that was held by CenterPoint Energy’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

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

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2013		2012
		(in millions)
Electric Transmission & Distribution	31	$8,741		$8,204
Natural Gas Distribution	31	4,694		4,321
Energy Services	26	82		80
Interstate Pipelines	—	—	(1)	2,803
Field Services	—	—	(1)	2,359
Other property	23	621		610
Total		14,138		18,377
Accumulated depreciation and amortization:
Electric Transmission & Distribution		2,907		2,839
Natural Gas Distribution		1,324		1,194
Energy Services		28		25
Interstate Pipelines		—		355
Field Services		—		118
Other property		286		249
Total accumulated depreciation and amortization		4,545		4,780
Property, plant and equipment, net		$9,593		$13,597

(1)	Following the formation of Enable on May 1, 2013, substantially all of the assets of CenterPoint Energy's former Interstate Pipelines and Field Services business segments are owned by Enable.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2013, 2012 and 2011 (in millions).

	2013	2012	2011
Depreciation expense	$531	$562	$529
Amortization expense	423	488	357
Total depreciation and amortization expense	$954	$1,050	$886

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2013	2012
Beginning balance	$164	$156
Accretion expense	5	7
Revisions in estimates of cash flows	(35)	1
Ending balance	$134	$164

The decrease of $35 million in the ARO from the revision of estimate in 2013 is primarily attributable to a decrease in the future expected cash flows associated with the retirement of steel pipe. There were no material additions or settlements during the year ended December 31, 2012.

(4)       Goodwill

Goodwill by reportable business segment as of December 31, 2012 and changes in the carrying amount of goodwill as of December 31, 2013 are as follows (in millions):

	December 31, 2011	Impairment Charge	Waskom Acquisition (1)	December 31, 2012	Contributed to Enable (1)	December 31, 2013
Natural Gas Distribution	$746	$—	$—	$746	$—	$746
Interstate Pipelines	579	—	—	579	579	—
Energy Services	335	252	—	83	—	83
Field Services	25	—	24	49	49	—
Other	11	—	—	11	—	11
Total	$1,696	$252	$24	$1,468	$628	$840

(1)	See Note 2(b).

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

CenterPoint Energy performed its annual impairment test in the third quarter of 2013 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment. Other intangibles were not material as of December 31, 2013 and 2012.

CenterPoint Energy performed its annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Energy Services reportable segment.

CenterPoint Energy estimated the value of the Energy Services reporting unit using an income approach. Under this approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which are based on management projections of revenue growth, gross margin, and overall market conditions. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant.

The Energy Services reporting unit fair value analysis resulted in an implied fair value of goodwill of $83 million for this reporting unit, and as a result, a non-cash impairment charge in the amount of $252 million was recorded in the third quarter of 2012. The adverse wholesale market conditions facing CenterPoint Energy's energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

(5)	Regulatory Accounting

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in millions)
Securitized regulatory assets	$3,179	$3,545
Unrecognized equity return (1)	(508)	(553)
Unamortized loss on reacquired debt	111	119
Pension and postretirement-related regulatory asset (2)	732	1,021
Other long-term regulatory assets (3)	212	192
Total regulatory assets	3,726	4,324

Estimated removal costs	941	919
Other long-term regulatory liabilities	211	174
Total regulatory liabilities	1,152	1,093

Total regulatory assets and liabilities, net	$2,574	$3,231

(1)
As of December 31, 2013, CenterPoint Energy has not recognized an allowed equity return of $508 million because such return will be recognized as it is recovered in rates. During the years ended December 31, 2013, 2012 and 2011, CenterPoint Houston recognized approximately $45 million, $47 million and $21 million, respectively, of the allowed equity return.

(2)
CenterPoint Houston’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates is being deferred for rate making purposes. Deferred pension and other postemployment expenses of $5 million and $14 million as of December 31, 2013 and 2012, respectively, were not earning a return.

(3)	Other regulatory assets that are not earning a return were not material as of December 31, 2013 and 2012.

(b) Resolution of True-Up Appeal

In March 2004, CenterPoint Houston filed a true-up application with the Public Utility Commission of Texas (Texas Utility Commission) requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. The legislation provided for a transition period to move to a new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. In December 2004, the Texas Utility Commission issued a final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion.  To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order. In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. The case was remanded to the Texas Utility Commission, and in October 2011, the Texas Utility Commission approved a final order (the Remand Order) which provided that (i) CenterPoint Houston was entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance), (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston would reimburse certain parties for their reasonable rate case expenses.

In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds to securitize the Recoverable True-Up Balance.

As a result of the Remand Order, in 2011 CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($587 million after taxes of $334 million) and $352 million ($224 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($258 million after-tax) will be recorded as an equity return over the life of the transition bonds.

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

Equity awards are granted to employees without cost to the participants. The performance awards granted in 2013, 2012 and 2011 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2013, 2012 and 2011 are subject to the performance condition that total common dividends declared during the three-year vesting period must be at least $2.49, $2.43 and $2.37 per share, respectively. The stock awards generally vest at the end of a three-year period. Upon vesting, both the performance and stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period. CenterPoint Energy issues new shares in order to satisfy stock-based payments related to LTIPs.

CenterPoint Energy recorded LTIP compensation expense of $19 million, $18 million and $19 million for the years ended December 31, 2013, 2012 and 2011, respectively.  This expense is included in Operation and Maintenance Expense in the Statements of Consolidated Income.

The total income tax benefit recognized related to LTIPs was $7 million, $7 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively. No compensation cost related to LTIPs was capitalized as a part of inventory or fixed assets in 2013, 2012 or 2011. The actual tax benefit realized for tax deductions related to LTIPs totaled $13 million, $14 million and $8 million for 2013, 2012 and 2011, respectively.

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

The following tables summarize CenterPoint Energy’s LTIP activity for 2013:

Stock Options

	Outstanding Options
	Year Ended December 31, 2013
	Shares (Thousands)	Weighted-Average Exercise Price	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	459	$9.84
Exercised	(339)	9.46
Outstanding at December 31, 2013	120	10.93	0.2	$1
Exercisable at December 31, 2013	120	10.93	0.2	1

Cash received from stock options exercised was $3 million, $3 million and $5 million for 2013, 2012 and 2011, respectively.

CenterPoint Energy has not issued stock options since 2004.

Performance Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2013
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	2,992	$16.05
Granted	899	20.67
Forfeited or cancelled	(364)	15.90
Vested and released to participants	(824)	14.21
Outstanding at December 31, 2013	2,703	18.17	0.9	$46

The outstanding and non-vested shares displayed in the table above assumes that shares are issued at the maximum performance level. The aggregate intrinsic value reflects the impact of current expectations of achievement and stock price.

Stock Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2013
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	995	$16.43
Granted	377	21.53
Forfeited or cancelled	(42)	18.56
Vested and released to participants	(432)	15.91
Outstanding at December 31, 2013	898	18.72	1.0	$21

The weighted-average grant-date fair values per unit of awards granted were as follows for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Performance awards	$20.67	$18.79	$15.49
Stock awards	21.53	18.96	15.81

Valuation Data

The total intrinsic value of awards received by participants was as follows for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Stock options exercised	$4	$6	$7
Performance awards	20	24	7
Stock awards	10	9	7

The total grant date fair value of performance and stock awards which vested during the years ended December 31, 2013, 2012 and 2011 was $19 million, $19 million and $12 million, respectively.  As of December 31, 2013, there was $18 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.6 years.

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

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2013		2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions)
Service cost	$44	$2	$35	$1	$33	$1
Interest cost	90	20	100	23	100	24
Expected return on plan assets	(135)	(7)	(121)	(7)	(115)	(10)
Amortization of prior service cost	10	1	8	3	3	3
Amortization of net loss	63	6	60	4	57	1
Amortization of transition obligation	—	7	—	7	—	7
Benefit enhancement	—	—	—	1	—	1
Net periodic cost	$72	$29	$82	$32	$78	$27

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	Year Ended December 31,
	2013		2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Discount rate	4.00%	3.90%	4.90%	4.80%	5.25%	5.20%
Expected return on plan assets	8.00	5.50	8.00	5.50	8.00	7.05
Rate of increase in compensation levels	4.00	—	4.20	—	4.60	—

In determining net periodic benefits cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of CenterPoint Energy’s pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2013 and 2012.

	December 31,
	2013		2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,316	$538	$2,085	$500
Service cost	44	2	35	1
Interest cost	90	20	100	23
Participant contributions	—	7	—	7
Benefits paid	(142)	(34)	(123)	(35)
Actuarial (gain) loss	(155)	(60)	219	38
Medicare reimbursement	—	3	—	4
Benefit obligation, end of year	2,153	476	2,316	538
Change in Plan Assets
Fair value of plan assets, beginning of year	1,698	139	1,506	138
Employer contributions	91	19	82	20
Participant contributions	—	7	—	7
Benefits paid	(142)	(34)	(123)	(35)
Actual investment return	156	9	233	9
Fair value of plan assets, end of year	1,803	140	1,698	139
Funded status, end of year	$(350)	$(336)	$(618)	$(399)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(9)	$(9)	$(9)	$(9)
Other liabilities-benefit obligations	(341)	(327)	(609)	(390)
Net liability, end of year	$(350)	$(336)	$(618)	$(399)
Actuarial Assumptions
Discount rate	4.80%	4.75%	4.00%	3.90%
Expected return on plan assets	7.00	5.50	8.00	5.50
Rate of increase in compensation levels	3.90	—	4.00	—
Healthcare cost trend rate assumed for the next year - Pre-65	—	7.00	—	9.00
Healthcare cost trend rate assumed for the next year - Post-65	—	7.50	—	9.00
Prescription drug cost trend rate assumed for the next year	—	7.00	—	9.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.50	—	5.50
Year that the healthcare rate reaches the ultimate trend rate	—	2018	—	2017
Year that the prescription drug rate reaches the ultimate trend rate	—	2018	—	2017

The accumulated benefit obligation for all defined benefit pension plans was $2,123 million and $2,283 million as of December 31, 2013 and 2012, respectively.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

The discount rate assumption was determined by matching the projected cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

For measurement purposes, medical costs are assumed to increase 7.00% and 7.50% for the pre-65 and post-65 retirees, respectively, and the prescription cost is assumed to increase 7.00% during 2014, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2018.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit, postretirement and other postemployment plans are as follows (in millions):

Year Ended December 31, 2013
Beginning Balance	$(132)
Other comprehensive income before reclassifications (1)	52
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (2)	3
Actuarial losses (2)	14
Total reclassifications from accumulated other comprehensive income	17
Tax expense	(25)
Net current period other comprehensive income	44
Ending Balance	$(88)
________________

(1)	Total other comprehensive income related to the re-measurement of pension, postretirement and other postemployment plans.

(2)	These accumulated other comprehensive components are included in the computation of net periodic cost.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	December 31,
	2013		2012
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Unrecognized actuarial loss	$126	$7	$173	$21
Unrecognized prior service cost	12	1	14	2
Unrecognized transition obligation	—	—	—	1
Net amount recognized in accumulated other comprehensive loss	$138	$8	$187	$24

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2013 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Net gain	$34	$13
Amortization of net loss	13	1
Amortization of prior service credit	2	1
Amortization of transition obligation	—	1
Total recognized in comprehensive income	$49	$16

The total expense recognized in net periodic costs and other comprehensive income was $23 million and $13 million for pension and postretirement benefits, respectively, for the year ended December 31, 2013.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2014 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss	$9	$—
Unrecognized prior service cost	2	—
Amounts in accumulated comprehensive loss to be recognized in net periodic cost in 2014	$11	$—

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2013		2012
	Pension Qualified	Pension Non-qualified	Pension Qualified	Pension Non-qualified
	(in millions)
Accumulated benefit obligation	$2,031	$92	$2,184	$99
Projected benefit obligation	2,061	92	2,217	99
Fair value of plan assets	1,803	—	1,698	—

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Energy’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$11	$10
Effect on total of service and interest cost	1	1

In managing the investments associated with the benefit plans, CenterPoint Energy’s objective is to achieve and maintain a fully funded plan.  This objective is  expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, CenterPoint Energy has adopted and maintains the following weighted average allocation targets for its benefit plans:

	Pension Benefits	Postretirement Benefits
U.S. equity	15 – 31%	14 – 24%
International developed market equity	8 – 18%	3 – 13%
Emerging market equity	4 – 14%	—
Fixed income	49 – 61%	68 – 78%
Cash	0 – 2%	0 – 2%

The following tables set forth by level, within the fair value hierarchy (see Note 8), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$11	$11	$—	$—
Common collective trust funds (1)	1,107	—	1,107	—
Corporate bonds:
Investment grade or above	256	—	256	—
Equity securities:
International companies	75	75	—	—
U.S. companies	77	77	—	—
Cash received as collateral from securities lending	71	71	—	—
U.S. government backed agencies bonds	1	1	—	—
U.S. treasuries	18	18	—	—
Mortgage backed securities	7	—	7	—
Asset backed securities	6	—	6	—
Municipal bonds	61	—	61	—
Mutual funds (2)	172	172	—	—
International government bonds	11	—	11	—
Real estate	1	—	—	1
Obligation to return cash received as collateral from securities lending	(71)	(71)	—	—
Total	$1,803	$354	$1,448	$1

(1)	50% of the amount invested in common collective trust funds is in fixed income securities, 20% is in U.S. equities, 25% is in international equities and 5% is in emerging market equities.

(2)	58% of the amount invested in mutual funds is in international equities, 30% is in emerging market equities and 12% is in U.S. equities.

	Fair Value Measurements at December 31, 2012
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6	$6	$—	$—
Common collective trust funds (1)	1,134	—	1,134	—
Corporate bonds:
Investment grade or above	108	—	108	—
Equity securities:
International companies	100	100	—	—
U.S. companies	101	101	—	—
Cash received as collateral from securities lending	52	52	—	—
U.S. government backed agencies bonds	1	1	—	—
U.S. treasuries	13	13	—	—
Mortgage backed securities	9	—	9	—
Asset backed securities	7	—	7	—
Municipal bonds	48	—	48	—
Mutual funds (2)	160	160	—	—
International government bonds	8	—	8	—
Real estate	3	—	—	3
Obligation to return cash received as collateral from securities lending	(52)	(52)	—	—
Total	$1,698	$381	$1,314	$3

(1)	42% of the amount invested in common collective trust funds is in fixed income securities, 27% is in U.S. equities, 26% is in international equities and 5% is in emerging market equities.

(2)	58% of the amount invested in mutual funds is in international equities, 33% is in emerging market equities and 9% is in U.S. equities.

The pension plan utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2013 or 2012.

The changes in the fair value of the pension plan’s level 3 investments for the years ended December 31, 2013 and 2012 were not material.

The following tables present by level, within the fair value hierarchy, CenterPoint Energy’s postretirement plan assets at fair value as of December 31, 2013 and 2012, by asset category:

	Fair Value Measurements at December 31, 2013
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$140	$140	$—	$—
Total	$140	$140	$—	$—

(1)	72% of the amount invested in mutual funds is in fixed income securities, 20% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2012
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$139	$139	$—	$—
Total	$139	$139	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities, 19% is in U.S. equities and 8% is in international equities.

CenterPoint Energy contributed $83 million, $8 million and $16 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2013. CenterPoint Energy expects to contribute approximately $87 million, $9 million and $17 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2014.

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2014	$135	$34	$(4)
2015	147	36	(5)
2016	153	38	(5)
2017	161	39	(6)
2018	157	41	(6)
2019-2023	843	221	(39)

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2013, 18,029,972 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented approximately 21% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy’s savings plan benefit expenses were $38 million, $36 million and $35 million in 2013, 2012 and 2011, respectively.

(d) Postemployment Benefits

CenterPoint Energy provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). The Company recorded postemployment expenses of $4 million, $8 million and $7 million in 2013, 2012 and 2011, respectively.

Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 was $30 million and $32 million, respectively, relating to postemployment obligations.

(e) Other Non-Qualified Plans

CenterPoint Energy has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Energy. CenterPoint Energy recorded benefit expense relating to these plans of $5 million for each of the years in 2013, 2012 and 2011. Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 was $64 million and $71 million, respectively, relating to deferred compensation plans.

Included in Benefit Obligations in CenterPoint Energy’s Consolidated Balance Sheets at December 31, 2013 and 2012 was $28 million and $29 million, respectively, relating to split-dollar life insurance arrangements.

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

As of December 31, 2013, approximately 30% of CenterPoint Energy’s employees were subject to collective bargaining agreements.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas operations in Texas and Minnesota and electric operations in Texas do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in Texas and Minnesota and on CenterPoint Houston’s results in its service territory.

In 2013 and 2012, CenterPoint Energy entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. In 2013, CenterPoint Energy also entered into a similar winter weather hedge for the CenterPoint Houston service territory. The swaps are based on ten-year normal weather. During the years ended December 31, 2013, 2012 and 2011, CenterPoint Energy recognized losses of $22 million, gains of $8 million and losses of less than $1 million, respectively, related to these swaps.  Weather hedge gains and losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2013 and 2012, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2013 and 2012.

Fair Value of Derivative Instruments
	December 31, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$28	$4
Natural gas derivatives (1) (3)	Other Assets: Non-trading derivative assets	10	—
Natural gas derivatives (1) (3)	Current Liabilities: Non-trading derivative liabilities	4	21
Natural gas derivatives (1) (3)	Other Liabilities: Non-trading derivative liabilities	1	5
Indexed debt securities derivative	Current Liabilities	—	455
Total		$43	$485

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 607 Bcf or a net 46 Bcf long position. Of the net long position, basis swaps constitute 99 Bcf.

(2)	The $28 million Derivative Current Asset includes $1 million related to physical forwards purchased from Enable.

(3)
Natural gas contracts are presented on a net basis in the Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $13 million asset as shown on CenterPoint Energy’s Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of less than $1 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$32	$(8)	$24
Other Assets: Non-trading derivative assets	11	(1)	10
Current Liabilities: Non-trading derivative liabilities	(25)	8	(17)
Other Liabilities: Non-trading derivative liabilities	(5)	1	(4)
Total	$13	$—	$13
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

(2)
Natural gas contracts are presented on a net basis in the Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $26 million asset as shown on CenterPoint Energy’s Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $9 million.

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

Income Statement Impact of Derivative Activity
		Year Ended December 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2013	2012	2011
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$11	$43	$102
Natural gas derivatives (1) (2)	Gains (Losses) in Expense: Natural Gas	10	(63)	(144)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(193)	(71)	35
Total		$(172)	$(91)	$(7)

(1)	The Gains (Losses) in Expense: Natural Gas includes $(2) million during the year ended December 31, 2013 related to physical forwards purchased from Enable.

(2)
The Gains (Losses) in Expense: Natural Gas includes $-0-, $(38) million and $(107) million of costs in 2013, 2012 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2013 and 2012 was $1 million and $5 million, respectively.  The aggregate fair value of assets that are already posted as collateral was less than $1 million at both December 31, 2013 and 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2013 and 2012, $1 million and $5 million, respectively, of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CenterPoint Energy as of December 31, 2013 and 2012 (in millions):

	December 31, 2013		December 31, 2012
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$1	$4	$1	$1
Financial institutions	1	9	—	—
Retail end users (2)	1	21	—	41
Total	$3	$34	$1	$42

(1)
“Investment grade” is primarily determined using publicly available credit ratings and considering credit support (including parent company guarantees) and collateral (including cash and standby letters of credit). For unrated counterparties, CenterPoint Energy determines a synthetic credit rating by performing financial statement analysis and considering contractual rights and restrictions and collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. At December 31, 2013, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.79 to $4.94 per one million British thermal units (Btu)) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 53%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the year ended December 31, 2013, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2013
	(in millions)
Assets
Corporate equities	$770	$—	$—	$—	$770
Investments, including money market funds	61	—	—	—	61
Natural gas derivatives (2)	5	33	5	(9)	34
Total assets	$836	$33	$5	$(9)	$865
Liabilities
Indexed debt securities derivative	$—	$455	$—	$—	$455
Natural gas derivatives	1	27	2	(9)	21
Total liabilities	$1	$482	$2	$(9)	$476

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of less than $1 million posted with the same counterparties.

(2)	The (Level 2) Natural gas derivative assets of $33 million include $1 million related to physical forwards purchased from Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2012
	(in millions)
Assets
Corporate equities	$542	$—	$—	$—	$542
Investments, including money market funds	76	—	—	—	76
Natural gas derivatives	1	40	7	(6)	42
Total assets	$619	$40	$7	$(6)	$660
Liabilities
Indexed debt securities derivative	$—	$268	$—	$—	$268
Natural gas derivatives	5	21	5	(15)	16
Total liabilities	$5	$289	$5	$(15)	$284

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

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning balance	$2	$6	$3
Total gains (1)	3	3	6
Total settlements (1)	(3)	(6)	(3)
Total purchases	—	—	2
Transfers out of Level 3	—	(1)	(2)
Transfers into Level 3	1	—	—
Ending balance (2)	$3	$2	$6
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$1	$5
________

(1)	During 2013, 2012 and 2011, CenterPoint Energy did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment.

(2)	During 2013, 2012 and 2011, CenterPoint Energy did not have significant Level 3 sales.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined using market interest rates on the applicable dates. These assets and liabilities, which are not measured at fair value in the Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$363	$—	$—
Financial liabilities:
Long-term debt	$8,171	$8,670	$9,619	$10,807

(9)	Unconsolidated Affiliates

As discussed in Note 2, on May 1, 2013 (the Closing Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. Enable owns CenterPoint Midstream, which consists of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services business segments. As a result, CenterPoint Energy no longer has Interstate Pipelines or Field Services business segments. Equity earnings associated with CenterPoint Energy's interest in Enable and equity earnings associated with its retained 25.05% interest in SESH are now reported under the Midstream Investments segment. For a further description of CenterPoint Energy's reportable business segments, see Note 17.

The formation of Enable by CenterPoint Energy has been considered a contribution of in-substance real estate to a limited partnership as the businesses are composed of, and reliant upon, substantial real estate assets and integral equipment. Real estate assets and integral equipment primarily includes gas transmission pipelines, compressor station equipment, rights of way, storage and processing assets and long-term customer contracts. Accordingly, CenterPoint Energy did not recognize a gain or loss upon contribution and recorded its investment in Enable using the equity method of accounting based on the historical cost of the contributed assets and liabilities as of the Closing Date. Approximately $5.8 billion of assets (which includes $4.7 billion in property, plant and equipment, net, $629 million in goodwill and $197 million for the 24.95% investment in SESH) and $1.5 billion of liabilities (which includes the Term Loan and the indebtedness owed to CERC, both discussed below, of $1.05 billion and $363 million, respectively) were contributed by CERC Corp. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, recorded an equity method investment, at the historical costs of net assets contributed, of $4.3 billion in Enable on the Closing Date. Pursuant to the MFA, CenterPoint Energy retained certain assets and liabilities historically held by CenterPoint Midstream such as balances relating to federal income taxes and benefit plan obligations.

CenterPoint Energy’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. Under the equity method, CenterPoint Energy's investment will be adjusted each period for contributions made, distributions received, CenterPoint Energy’s share of Enable’s comprehensive income and accretion of any basis difference. CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Consolidated Balance Sheet at December 31, 2013 and its guarantee of Enable’s $1.05 billion Term Loan and certain other guarantees as discussed in Note 14. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. See Note 1 for further discussion on Enable’s ownership structure.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016.  The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate these support services at any time with 180 days’

notice if approved by the board of Enable's general partner.  Additionally,  CenterPoint Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014, unless revised by mutual agreement with CenterPoint Energy, OGE and Enable prior to that date. CenterPoint Energy did not transfer any employees to Enable at formation of the partnership or at any time during the year ended December 31, 2013. CenterPoint Energy billed Enable for reimbursement of transitional services, including the costs of seconded employees, of $119 million during the year ended December 31, 2013 under the Transition Agreements. Actual transitional services costs are recorded net of reimbursements received from Enable. CenterPoint Energy had accounts receivable from Enable of $24 million at December 31, 2013 for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CenterPoint Energy. As of December 31, 2013, CenterPoint Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CenterPoint Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CenterPoint Energy for severance and termination costs related to the termination of CenterPoint Energy's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

On the Closing Date, Enable entered into a $1.05 billion three-year senior unsecured term loan facility (the Term Loan) with third parties and repaid $1.05 billion of affiliated notes payable (Affiliated Notes Payable) owed to CERC. CERC provided a guarantee of collection of Enable's obligations under the Term Loan. The guarantee is subordinated to all senior debt of CERC. Certain of the entities contributed to Enable by CERC are obligated on approximately $363 million of indebtedness owed to CERC bearing interest at an annual rate of 2.10% to 2.45% and scheduled to mature in 2017.  CenterPoint Energy recognized interest income of $5 million for the period May 1, 2013 to December 31, 2013 on its notes receivable of $363 million due from Enable.

CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partnership units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. CERC can exercise its first put right in May 2014 pursuant to which CERC would contribute an additional 24.95% interest in SESH to Enable.

For the period May 1, 2013 to December 31, 2013, CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $123 million for transactions with Enable. CenterPoint Energy had accounts payable to Enable of $22 million at December 31, 2013 from such transactions.

As of December 31, 2013, CenterPoint Energy held an approximate 58.3% limited partner interest in Enable and a 25.05% interest in SESH.

Investment in Unconsolidated Affiliates:

	Year Ended December 31,
	2013	2012
	(in millions)
Enable	$4,319	$—
SESH (1)	199	404
Other	—	1
Total	$4,518	$405

(1)	On May 1, 2013, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 25.05% interest in SESH.

Equity in Earnings of Unconsolidated Affiliates, net:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Enable	$173	$—	$—
SESH (1)	15	26	21
Waskom (2)	—	5	9
Total	$188	$31	$30

(1)	On May 1, 2013, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 25.05% interest in SESH.

(2)
On July 31, 2012, Waskom became a wholly owned subsidiary of CenterPoint Energy. Beginning on August 1, 2012, Waskom’s operating results are consolidated on the Statements of Consolidated Income. On May 1, 2013, CenterPoint Energy contributed Waskom to Enable.

Summarized income information for Enable from formation on May 1, 2013 through December 31, 2013 is as follows (in millions):

Operating revenues	$2,123
Cost of sales, excluding depreciation and amortization	1,241
Operating income	322
Net income attributable to Enable	289

CenterPoint Energy's approximate 58.3% interest	$168
Basis difference accretion gain	5
CenterPoint Energy's approximate 58.3% interest, net	$173
Summarized balance sheet information for Enable as of December 31, 2013 is as follows (in millions):

Current assets	$549
Non-current assets	10,683
Current liabilities	720
Non-current liabilities	2,331
Noncontrolling interest	33
Enable Partners' Capital	8,148

CenterPoint Energy's approximate 58.3% interest	$4,753
CenterPoint Energy's basis difference	(434)
CenterPoint Energy's investment in Enable	$4,319

Summarized basis difference information for Enable is as follows (in millions):

Basis difference attributable to goodwill as of May 1, 2013 (1)	$229
Basis difference to be accreted over 30 years as of May 1, 2013	210
Total basis difference as of May 1, 2013	439

Accumulated accretion of basis difference as of December 31, 2013	(5)
CenterPoint Energy's basis difference in Enable as of December 31, 2013	$434

(1)	This difference related to CenterPoint Energy’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex, and therefore will not be recognized by CenterPoint Energy.

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

Cash distributions received from Enable and SESH were approximately $106 million and $23 million, respectively, during the year ended December 31, 2013.

(10)	Indexed Debt Securities (ZENS) and Time Warner Securities

(a) Investment in Time Warner Securities

In 1995, CenterPoint Energy sold a cable television subsidiary to Time Warner, Inc. (TW) and received TW securities as partial consideration. A subsidiary of CenterPoint Energy now holds 7.1 million shares of TW common stock (TW Common), 1.8 million shares of Time Warner Cable Inc. (TWC) common stock (TWC Common) and 0.6 million shares of AOL, Inc. (AOL) common stock (AOL Common) (together with the TW Common and TWC Common, the TW Securities) which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the TW Securities are recorded in CenterPoint Energy’s Statements of Consolidated Income.

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding at December 31, 2013. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2013, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.045455 share of AOL Common. On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” At December 31, 2013, ZENS having an original principal amount of $828 million and a contingent principal amount of $763 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of reference shares deemed to be attributable to the ZENS. At December 31, 2013, the market value of such shares was approximately $767 million, which would provide an exchange amount of $880 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	TW Securities	Debt Component of ZENS	Derivative Component of ZENS
Balance at December 31, 2010	$367	$126	$232
Accretion of debt component of ZENS	—	22	—
2% interest paid	—	(17)	—
Gain on indexed debt securities	—	—	(35)
Gain on TW Securities	19	—	—
Balance at December 31, 2011	386	131	197
Accretion of debt component of ZENS	—	24	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	71
Gain on TW Securities	154	—	—
Balance at December 31, 2012	540	138	268
Accretion of debt component of ZENS	—	24	—
2% interest paid	—	(17)	—
Sale of TW securities	(9)	—	—
Redemption of indexed debt securities	—	(2)	(6)
Loss on indexed debt securities	—	—	193
Gain on TW Securities	236	—	—
Balance at December 31, 2013	$767	$143	$455

(11)	Equity

Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock.

Dividends Declared

CenterPoint Energy declared dividends per share of $0.83, $0.81 and $0.79, respectively, during the years ended December 31, 2013, 2012 and 2011.

(12)	Short-term Borrowings and Long-term Debt

	December 31, 2013		December 31, 2012
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Short-term borrowings:
Inventory financing	$—	$43	$—	$38
Total short-term borrowings	—	43	—	38
Long-term debt:
CenterPoint Energy:
ZENS(2)	—	143	—	138
Senior notes 5.95% to 6.85% due 2015 to 2018	750	—	750	—
Pollution control bonds 4.00% due 2015(3)	—	—	151	—
Pollution control bonds 4.90% to 5.125% due 2015 to 2028(4)	187	—	187	—
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 2.25% to 6.95% due 2022 to 2042	1,312	—	1,312	450
Pollution control bonds 4.250% to 5.60% due 2017 to 2027(5)	183	—	183	—
System restoration bonds 1.833% to 4.243% due 2014 to 2022	463	47	510	46
Transition bonds 0.90% to 5.302% due 2014 to 2024	2,583	307	2,890	401
CERC Corp.:
Senior notes 4.50% to 6.625% due 2016 to 2041	2,168	—	2,328	365
Commercial paper (6)	118	—	—	—
Other	1	—	1	—
Unamortized discount and premium, net	(50)	—	(57)	—
Total long-term debt	7,817	497	8,357	1,400
Total debt	$7,817	$540	$8,357	$1,438

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 10(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	These series of debt are secured by first mortgage bonds of CenterPoint Houston.

(4)	$118 million of these series of debt were secured by general mortgage bonds of CenterPoint Houston at both December 31, 2013 and 2012.

(5)	These series of debt are secured by general mortgage bonds of CenterPoint Houston.

(6)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(a) Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $43 million and $38 million as of December 31, 2013 and 2012, respectively.

(b) Long-term Debt

Debt Repayments. In March 2013, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) retired $450 million aggregate principal amount of its 5.70% general mortgage bonds at their maturity.

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

In January 2014, approximately $44 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were called for redemption on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds have an interest rate of 4.25%, mature in 2017 and are collateralized by general mortgage bonds of CenterPoint Houston.

In February 2014, notice was given that approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston must be tendered for purchase by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds have an interest rate of 5.60%, mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed.

Transition and System Restoration Bonds. As of December 31, 2013, CenterPoint Houston had four special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates. The consolidated special purpose subsidiaries are wholly owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston's retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

Credit Facilities. As of December 31, 2013 and 2012, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

	December 31, 2013				December 31, 2012
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$—	$1,200	$—	$7	$—
CenterPoint Houston	300	—	4	—	300	—	4	—
CERC Corp.	600	—	—	118	950	—	—	—
Total	$2,100	$—	$10	$118	$2,450	$—	$11	$—

CenterPoint Energy’s $1.2 billion revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Energy’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Energy’s consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at LIBOR plus 112.5 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at LIBOR plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization.

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial debt covenants as of December 31, 2013.

Maturities.  CenterPoint Energy’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $354 million in 2014, $640 million in 2015, $716 million in 2016, $1.0 billion in 2017 and $1.2 billion in 2018.  These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $354 million in 2014, $372 million in 2015, $391 million in 2016, $411 million in 2017 and $434 million in 2018.

Liens.  As of December 31, 2013, CenterPoint Houston’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2013, 2012 and 2011 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2014 is approximately $198 million, and the sinking fund requirement to be satisfied in 2014 is approximately $1.6 million. CenterPoint Energy expects CenterPoint Houston to meet these 2014 obligations by certification of property additions. As of December 31, 2013, CenterPoint Houston’s assets were also subject to liens securing approximately $1.9 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(13)	Income Taxes

The components of CenterPoint Energy’s income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax expense (benefit):
Federal	$91	$—	$(63)
State	23	12	24
Total current expense (benefit)	114	12	(39)
Deferred income tax expense (benefit):
Federal	370	280	432
State	(14)	48	11
Total deferred expense	356	328	443
Total income tax expense	$470	$340	$404

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Income before income taxes and extraordinary item	$781	$757	$1,174
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	273	265	411
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	21	39	22
Amortization of investment tax credit	—	(2)	(6)
Tax effect related to the formation of Enable	196	—	—
Increase (decrease) in settled and uncertain income tax positions	(9)	(33)	(5)
Goodwill impairment	—	88	—
Other, net	(11)	(17)	(18)
Total	197	75	(7)
Total income tax expense	$470	$340	$404
Effective tax rate	60.2%	44.9%	34.4%

CenterPoint Energy recorded a deferred tax expense of $225 million at formation of Enable related to the book-to-tax basis difference for contributed non-tax deductible goodwill and recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes at formation. In addition, CenterPoint Energy recognized a tax benefit of $8 million based on the settlement with the Internal Revenue Service (IRS) of outstanding tax claims for the 2002 and 2003 audit cycles.

CenterPoint Energy recorded a non-tax deductible impairment of goodwill of $252 million in September 2012. CenterPoint Energy recorded a net decrease in income tax expense of $28 million in 2012 related to the release of certain income tax reserves due to its settlements with the IRS.

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

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. CenterPoint Energy does not expect the adoption of the regulations to have a material impact on its financial position, results of operations or cash flows.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$11	$10
Deferred gas costs	7	—
Other	12	1
Total current deferred tax assets	30	11
Non-current:
Loss and credit carryforwards	51	90
Employee benefits	258	383
Other	76	64
Total non-current deferred tax assets before valuation allowance	385	537
Valuation allowance	(2)	(2)
Total non-current deferred tax assets, net of valuation allowance	383	535
Total deferred tax assets, net of valuation allowance	413	546
Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	541	439
Unrealized gain on TW securities	97	151
Deferred gas costs	—	25
Total current deferred tax liabilities	638	615
Non-current:
Depreciation	1,908	3,279
Regulatory assets, net	1,308	1,278
Investment in unconsolidated affiliates	1,590	—
Other	119	131
Total non-current deferred tax liabilities	4,925	4,688
Total deferred tax liabilities	5,563	5,303
Accumulated deferred income taxes, net	$5,150	$4,757

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2013, CenterPoint Energy has approximately $387 million of state net operating loss carryforwards which expire in various years between 2015 and 2033.  In addition, CenterPoint Energy has carryforward of approximately $2 million of Oklahoma State Investment Tax Credits which do not expire.

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

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Energy’s unrecognized tax benefits (expenses):

	December 31,
	2013	2012	2011
	(in millions)
Balance, beginning of year	$(23)	$51	$252
Tax Positions related to prior years:
Additions	—	—	(1)
Reductions	(1)	(75)	(203)
Tax Positions related to current year:
Additions	—	—	5
Settlements	24	1	(1)
Lapse of statute of limitations	—	—	(1)
Balance, end of year	$—	$(23)	$51

The net decrease in the total amount of unrecognized tax benefits during 2013 is primarily related to CenterPoint Energy's IRS settlements related to open claims for tax years 2002 and 2003. During 2013, the IRS completed the examination cycle and settlement of tax years 2010 and 2011. CenterPoint Energy does not expect the change to the amount of unrecognized tax benefits over the twelve months ending December 31, 2014 to have a material impact on financial position, results of operations and cash flows.

CenterPoint Energy has approximately $-0-, $(3) million and $21 million of unrecognized tax benefits (expenses) that, if recognized, would affect the effective income tax rate for 2013, 2012 and 2011, respectively.  CenterPoint Energy recognizes interest and penalties as a component of income tax expense.  CenterPoint Energy recognized approximately $3 million of income tax benefit, $7 million of income tax benefit and $13 million of income tax expense related to interest on uncertain income tax positions during 2013, 2012 and 2011, respectively.  CenterPoint Energy had approximately $5 million and $8 million of interest receivable on uncertain income tax positions accrued at December 31, 2013 and 2012, respectively.

Tax Audits and Settlements.   CenterPoint Energy's consolidated federal income tax returns have been audited and settled through tax year 2011. CenterPoint Energy is currently in the early stages of examination by the IRS for tax year 2012. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2013.

(14)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2013 and 2012 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2013, minimum payment obligations for natural gas supply commitments are approximately $408 million in 2014, $391 million in 2015, $310 million in 2016, $250 million in 2017, $244 million in 2018 and $120 million after 2018.

(b) Asset Management Agreements

Gas Operations has asset management agreements (AMAs) associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these AMAs are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these AMAs, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the AMAs based in part on the results of the asset optimization. Gas Operations has an obligation to purchase its winter storage requirements that have been released to the asset manager under these AMAs. The AMAs have varying terms, the longest of which expires in 2016.

(c) Lease Commitments

The following table sets forth information concerning CenterPoint Energy’s obligations under non-cancelable long-term operating leases at December 31, 2013, which primarily consist of rental agreements for building space, data processing equipment, compression equipment and rights of way (in millions):

2014	$6
2015	4
2016	4
2017	2
2018	2
2019 and beyond	3
Total	$21

Total lease expense for all operating leases was $21 million, $27 million and $43 million during 2013, 2012 and 2011, respectively.

(d) Legal, Environmental and Other Regulatory Matters

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

As of December 31, 2013, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to

$41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of December 31, 2013, CERC had collected $6.3 million from insurance companies to be used for future environmental remediation.

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

(e) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $58 million as of December 31, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement,

GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of December 31, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy, Inc. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

As of December 31, 2013, no amounts have been recorded related to the guarantees described above in the Consolidated Balance Sheets.

(15)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions, except per share and share amounts)
Income before extraordinary item	$311	$417	$770
Extraordinary item, net of tax	—	—	587
Net income	$311	$417	$1,357

Basic weighted average shares outstanding	428,466,000	427,189,000	425,636,000
Plus: Incremental shares from assumed conversions:
Stock options	41,000	152,000	347,000
Restricted stock	2,423,000	2,453,000	2,741,000
Diluted weighted average shares	430,930,000	429,794,000	428,724,000

Basic earnings per share:
Income before extraordinary item	$0.73	$0.98	$1.81
Extraordinary item, net of tax	—	—	1.38
Net income	$0.73	$0.98	$3.19

Diluted earnings per share:
Income before extraordinary item	$0.72	$0.97	$1.80
Extraordinary item, net of tax	—	—	1.37
Net income	$0.72	$0.97	$3.17

(16)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2013
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,388	$1,894	$1,640	$2,184
Operating income	332	223	244	211
Net income (loss)	147	(100)	151	113

Basic earnings (loss) per share(1)	$0.34	$(0.23)	$0.35	$0.26

Diluted earnings (loss) per share(1)	$0.34	$(0.23)	$0.35	$0.26

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter (3)	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,084	$1,525	$1,705	$2,138
Operating income	338	302	88	310
Net income	$147	$126	$10	$134

Basic earnings per share(1)	$0.34	$0.29	$0.02	$0.31

Diluted earnings per share(1)	$0.34	$0.29	$0.02	$0.31

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(2)
Effective May 1, 2013, CenterPoint Energy contributed CenterPoint Midstream to Enable.  See Note 2(b) and Note 9 for further discussion on the formation of Enable and CenterPoint Energy’s investment in Enable, respectively.

(3)	See Note 2(b) and Note (4) for further discussion on the acquisition of additional interest in Waskom and the goodwill impairment charge, respectively.

(17)	Reportable Business Segments

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Energy Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. Midstream Investments consists primarily of CenterPoint Energy’s investment in Enable and its retained interest in SESH. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Prior to May 1, 2013, CenterPoint Energy also reported an Interstate Pipelines business segment, which included CenterPoint Energy’s interstate natural gas pipeline operations, and a Field Services business segment, which included CenterPoint Energy’s non-rate regulated natural gas gathering, processing and treating operations. As previously disclosed, the formation of Enable closed on May 1, 2013. Enable now owns substantially all of CenterPoint Energy’s former Interstate Pipelines and Field Services business segments, except for the retained interest in SESH. As a result, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its retained interest in SESH under a new Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively. See Note 9 for further discussion on Enable formation.

Long-lived assets include net property, plant and equipment, goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets		Expenditures for Long-Lived Assets
As of and for the year ended December 31, 2013:
Electric Transmission & Distribution	$2,570	(1)	$—	$685	$607	$9,605		$759
Natural Gas Distribution	2,837		26	185	263	4,976		430
Energy Services	2,374		27	5	13	895		3
Interstate Pipelines (2) (4)	133		53	20	72	—		29
Field Services (3) (4)	178		18	20	73	—		16
Midstream Investments (5)	—		—	—	—	4,518		—
Other	14		—	39	(18)	3,026	(6)	35
Reconciling Eliminations	—		(124)	—	—	(1,150)		—
Consolidated	$8,106		$—	$954	$1,010	$21,870		$1,272
As of and for the year ended December 31, 2012:
Electric Transmission & Distribution	$2,540	(1)	$—	$729	$639	$11,174		$599
Natural Gas Distribution	2,320		22	173	226	4,775		359
Energy Services	1,758		26	6	(250)	839		6
Interstate Pipelines (2)	356		146	56	207	4,004		132
Field Services (3)	467		39	50	214	2,453		52
Other	11		—	36	2	2,600	(6)	40
Reconciling Eliminations	—		(233)	—	—	(2,974)		—
Consolidated	$7,452		$—	$1,050	$1,038	$22,871		$1,188
As of and for the year ended December 31, 2011:
Electric Transmission & Distribution	$2,337	(1)	$—	$587	$623	$11,221		$538
Natural Gas Distribution	2,823		18	166	226	4,636		295
Energy Services	2,488		23	5	6	1,089		5
Interstate Pipelines (2)	421		132	54	248	3,867		98
Field Services (3)	370		42	37	189	1,894		201
Other	11		—	37	6	2,318	(6)	54
Reconciling Eliminations	—		(215)	—	—	(3,322)		—
Consolidated	$8,450		$—	$886	$1,298	$21,703		$1,191

(1)
Sales to affiliates of NRG in 2013, 2012 and 2011 represented approximately $658 million, $648 million and $594 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Energy Future Holdings Corp. in 2013, 2012 and 2011 represented approximately $167 million, $162 million and $182 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Just Energy Group, Inc. in 2013, 2012 and 2011 represented approximately $126 million, $102 million and $81 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Interstate Pipelines recorded equity income of $7 million, $26 million and $21 million in the years ended December 31, 2013, 2012 and 2011, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $404 million and $409 million as of December 31, 2012 and 2011 and is included in Investment in unconsolidated affiliates. As discussed above, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its retained interest in SESH under a new Midstream Investments segment, and no longer has an Interstate Pipelines reporting segment prospectively.

(3)
Field Services recorded equity income of $5 million and $9 million for the years ended December 31, 2012 and 2011, respectively, from its interest in Waskom. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $63 million as of December 31, 2011 and is included in Investment in unconsolidated affiliates. Beginning on August 1, 2012, financial results for Waskom are included in operating income due to the July 31, 2012 purchase of the 50% interest in Waskom that CenterPoint Energy did not already own. CenterPoint Energy contributed 100% interest in Waskom to Enable on May 1, 2013. Effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable under a new Midstream Investments segment, and no longer has a Field Services reporting segment prospectively.

(4)	Results reflected in the year ended December 31, 2013 represent only January 2013 through April 2013.

(5)
Midstream Investments reported equity earnings of $173 million from Enable and $8 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the eight months ended December 31, 2013. Included in total assets of Midstream Investments as of December 31, 2013 is $4,319 million related to CenterPoint Energy’s investment in Enable and $199 million related to CenterPoint Energy’s retained interest in SESH.

(6)
Included in total assets of Other Operations as of December 31, 2013, 2012 and 2011, are pension and other postemployment related regulatory assets of $627 million, $832 million and $796 million, respectively.

	Year Ended December 31,
Revenues by Products and Services:	2013	2012	2011

Electric delivery	$2,570	$2,540	$2,337
Retail gas sales	4,150	3,328	4,019
Wholesale gas sales	913	613	1,149
Gas transportation and processing	345	847	824
Energy products and services	128	124	121
Total	$8,106	$7,452	$8,450

(18)	Subsequent Events

On January 20, 2014, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2375 per share of common stock payable on March 10, 2014, to shareholders of record as of the close of business on February 14, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2014 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2014 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2014 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2014 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2014 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.5.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 26, 2014; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in the index at Item 15 (a)(2).  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2014

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Expenses:
Operation and Maintenance Expenses	$(13)	$(20)	$(12)
Total	(13)	(20)	(12)
Other Income (Expense):
Interest Income from Subsidiaries	8	10	7
Other Income (Expense)	(5)	6	—
Gain (Loss) on Indexed Debt Securities	(193)	(71)	35
Interest Expense to Subsidiaries	(24)	(25)	(25)
Interest Expense	(104)	(112)	(123)
Total	(318)	(192)	(106)
Loss Before Income Taxes, Equity in Subsidiaries and Extraordinary Item	(331)	(212)	(118)
Income Tax Benefit	137	87	50
Loss Before Equity in Subsidiaries and Extraordinary Item	(194)	(125)	(68)
Equity Income of Subsidiaries	505	542	838
Income Before Extraordinary Item	311	417	770
Extraordinary Item, Net of Tax	—	—	587
Net Income	$311	$417	$1,357

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$311	$417	$1,357
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $25,$2 and $7)	44	(2)	(16)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0- and $-0-)	1	—	—
Other comprehensive income (loss)	45	(2)	(16)
Comprehensive income	$356	$415	$1,341

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Notes receivable — subsidiaries	88	805
Accounts receivable — subsidiaries	116	136
Other assets	21	50
Total current assets	225	991
Other Assets:
Investment in subsidiaries	6,142	6,387
Notes receivable — subsidiaries	—	151
Other assets	649	856
Total other assets	6,791	7,394
Total Assets	$7,016	$8,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable — subsidiaries	$11	$434
Indexed debt	143	138
Indexed debt securities derivative	455	268
Accounts payable:
Subsidiaries	35	73
Other	5	—
Taxes accrued	517	497
Interest accrued	13	15
Other	—	1
Total current liabilities	1,179	1,426
Other Liabilities:
Accumulated deferred tax liabilities	232	214
Benefit obligations	340	608
Notes payable — subsidiaries	—	750
Total non-current liabilities	572	1,572
Long-Term Debt	936	1,086
Shareholders’ Equity:
Common stock	4	4
Additional paid-in capital	4,157	4,130
Retained earnings	258	302
Accumulated other comprehensive loss	(90)	(135)
Total shareholders’ equity	4,329	4,301
Total Liabilities and Shareholders’ Equity	$7,016	$8,385

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Operating Activities:
Net income	$311	$417	$1,357
Non-cash items included in net income:
Equity income of subsidiaries	(505)	(542)	(838)
Deferred income tax expense	6	113	149
Amortization of debt issuance costs	4	4	5
Extraordinary item, net of tax	—	—	(587)
Loss (gain) on indexed debt securities	193	71	(35)
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	47	39	73
Accounts payable	5	—	(1)
Other current assets	—	26	1
Other current liabilities	42	(63)	50
Common stock dividends received from subsidiaries	766	1,700	10
Other	(70)	(72)	(62)
Net cash provided by (used in) operating activities	799	1,693	122
Investing Activities:
Decrease (increase) in notes receivable from subsidiaries	868	(398)	123
Net cash provided by (used in) investing activities	868	(398)	123
Financing Activities:
Payments on long-term debt	(151)	(375)	(19)
Debt issuance costs	(2)	—	(7)
Common stock dividends paid	(355)	(346)	(337)
Proceeds from issuance of common stock, net	4	4	6
Increase (decrease) in notes payable to subsidiaries	(1,173)	(578)	112
Redemption of indexed debt securities	(8)	—	—
Other	18	—	—
Net cash provided by (used in) financing activities	(1,667)	(1,295)	(245)
Net Decrease in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—
See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.
SCHEDULE I — NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY)

(1) Background. The condensed parent company financial statements and notes of CenterPoint Energy, Inc. (CenterPoint Energy) should be read in conjunction with the consolidated financial statements and notes of CenterPoint Energy, Inc. and subsidiaries appearing in the Annual Report on Form 10-K. Credit facilities at CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) and CenterPoint Energy Resources Corp., indirect wholly owned subsidiaries of CenterPoint Energy, limit debt, excluding transition and system restoration bonds, as a percentage of their consolidated capitalization to 65%. These covenants could restrict the ability of these subsidiaries to distribute dividends to CenterPoint Energy.

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

(3) Long-term Debt. As of December 31, 2013 and 2012, CenterPoint Energy had no borrowings and approximately $6 million and $7 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. There was no commercial paper outstanding that would have been backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2013 and 2012. CenterPoint Energy was in compliance with all financial debt covenants as of December 31, 2013.

CenterPoint Energy’s $1.2 billion revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Energy’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Energy’s consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Energy’s maturities of long-term debt, excluding the indexed debt securities obligation, are $269 million in 2015, $250 million in 2017 and $350 million in 2018.  There are no maturities of long-term debt in 2014 or 2016.

(4) Guarantees. CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of December 31, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees, and to release CenterPoint Energy, Inc. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CENTERPOINT ENERGY, INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2013
Accumulated provisions:
Uncollectible accounts receivable	$25	$21	$1	$19	$28
Deferred tax asset valuation allowance	2	—	—	—	2
Year Ended December 31, 2012
Accumulated provisions:
Uncollectible accounts receivable	$25	$16	$1	$17	$25
Deferred tax asset valuation allowance	4	(1)	(1)	—	2
Year Ended December 31, 2011
Accumulated provisions:
Uncollectible accounts receivable	$25	$26	$—	$26	$25
Deferred tax asset valuation allowance	3	—	1	—	4

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 26th day of February, 2014.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ Scott M. Prochazka
Scott M. Prochazka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2014.

Signature	Title
/s/ SCOTT M. PROCHAZKA	President, Chief Executive Officer and
Scott M. Prochazka	Director (Principal Executive Officer and Director)

/s/ GARY L. WHITLOCK	Executive Vice President and Chief
Gary L. Whitlock	Financial Officer (Principal Financial Officer)

/s/ WALTER L. FITZGERALD	Senior Vice President and Chief
Walter L. Fitzgerald	Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL	Executive Chairman of the Board of Directors
Milton Carroll

/s/ MICHAEL P. JOHNSON	Director
Michael P. Johnson

/s/ JANIECE M. LONGORIA	Director
Janiece M. Longoria

/s/ SCOTT J. MCLEAN	Director
Scott J. McLean

/s/ SUSAN O. RHENEY	Director
Susan O. Rheney

/s/ R. A. WALKER	Director
R. A. Walker

/s/ PETER S. WAREING	Director
Peter S. Wareing

CENTERPOINT ENERGY, INC.

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2013

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
			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4

4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)
4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1

4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	—	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	—	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(e)(20)	—	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	—	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)	—	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	—	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	—	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	—	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	—	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4(e)(31)	—	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(e)(32)	—	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(e)(33)	—	Twenty-Second Supplemental Indenture to Exhibit 4(e)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)

4(e)(34)	—	Officer's Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (CERC Corp.’s) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8
4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9

4(f)(15)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)
4(f)(16)	—	Supplemental Indenture No. 15 to Exhibit 4(f)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy's Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2
4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(g)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)

4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	—	$1,200,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4(i)(2)	—	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4(i)(3)	—	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4(j)(1)	—	$300,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4(j)(2)	—	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4(k)	—	$950,000,000 Credit Agreement dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4(k)(2)	—	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4(k)(3)	—	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10(a)	—	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	—	Executive Incentive Compensation Plan of Houston Industries Incorporated (HI) effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	—	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)
*10(b)(5)	—	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)

*10(c)(1)	—	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	—	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	—	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	—	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	—	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)
*10(c)(6)	—	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)
*10(c)(7)	—	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	—	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	—	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	—	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	—	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	—	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)
*10(f)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy's Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3
*10(g)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1
*10(g)(2)	—	First Amendment to Exhibit 10(g)(1), effective as of February 25, 2011	CenterPoint Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4
*10(h)(1)	—	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(1)
*10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(2)
*10(i)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1
*10(j)(1)	—	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(j)(3)	—	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(k)(1)	—	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)

*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(l)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4
*10(l)(2)	—	First Amendment to Exhibit 10(l)(1), effective as of February 25, 2011	CenterPoint Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5
*10(m)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3
*10(m)(2)	—	First Amendment to Exhibit 10(m)(1), effective as of February 25, 2011	CenterPoint Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6
*10(n)(1)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6
*10(n)(2)	—	First Amendment to Exhibit 10(n)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
*10(n)(3)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(n)(3)
*10(o)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(p)	—	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)
10(q)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2
10(q)(2)	—	Amendment to Exhibit 10(q)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)
*10(r)(1)	—	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(r)(2)	—	First Amendment to Exhibit 10(r)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
†10(s)	—	Summary of Certain Compensation Arrangements of Milton Carroll, Executive Chairman of the Board of Directors of CenterPoint Energy
*10(t)	—	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(u)(1)	—	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(u)(2)	—	First Amendment to Exhibit (u)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5
*10(u)(3)	—	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1
*10(u)(4)	—	Form of Restricted Stock Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2

*10(u)(5)	—	Form of Performance Share Award under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(u)(6)	—	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(u)(7)	—	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(u)(8)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(u)(9)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1
*10(u)(10)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(u)(11)	—	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(u)(12)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(u)(13)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(v)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10(v)(2)	—	First Amendment to Exhibit 10(v)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)
10(v)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5
10(v)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(v)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(w)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(w)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(w)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)
*10(x)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(y)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(z)	—	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)

*10(aa)(1)	—	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(aa)(2)	—	First Amendment to Exhibit 10(aa)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(bb)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(bb)(2)	—	First Amendment to Exhibit 10(bb)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(bb)(3)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3
*10(bb)(4)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1
*10(cc)(1)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(cc)(2)	—	Second Amendment to Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated December 10, 2009	1-31447	10.1
*10(dd)(1)	—	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
*10(dd)(2)	—	First Amendment to Exhibit 10(dd)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2010	1-31447	10.2
*10(dd)(3)	—	Second Amendment to Exhibit 10(dd)(1)	CenterPoint Energy's Registration Statement on Form S-8	333-173660	4.6
10(ee)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(ff)	—	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
10(gg)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2
10(gg)(2)	—	First Amendment to Exhibit 10(gg)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3
*10(hh)(1)	—	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(1)
*10(hh)(2)	—	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(2)
*10(ii)(1)	—	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(1)
*10(ii)(2)	—	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(2)
*10(jj)(1)	—	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(1)
*10(jj)(2)	—	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(2)

*10(kk)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
*10(kk)(2)	—	Form of Qualified Performance Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.1
*10(kk)(3)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2
*10(kk)(4)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(kk)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.3
†10(ll)	—	Summary of non-employee director compensation
†10(mm)	—	Summary of named executive officer compensation
10(nn)	—	Form of Executive Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(nn)
10(oo)	—	Form of Corporate Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(oo)
10(pp)		Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1
10(qq)		Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,050,000,000 3-year unsecured term loan facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.1
10(rr)		Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,400,000,000 5-year unsecured revolving credit facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.2
10(ss)		First Amended and Restated Agreement of Limited Partnership of CEFS dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.1
10(tt)		First Amendment to the First Amended and Restated Agreement of Limited Partnership of CEFS dated as of July 30, 2013	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2013	1-31447	10.1
10(uu)		Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.2
10(vv)		Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2013	1-31447	10.2
10(ww)		Registration Rights Agreement dated as of May 1, 2013 by and among CEFS, CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3
10(xx)		Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4
10(yy)		Agreement, dated June 26, 2013, by and between CERC Corp. and C. Gregory Harper	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2013	1-31447	10.6
†10(zz)		Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013
†12	—	Computation of Ratio of Earnings to Fixed Charges
†21	—	Subsidiaries of CenterPoint Energy
†23.1	—	Consent of Deloitte & Touche LLP
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP

†31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
†31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
†32.1	—	Section 1350 Certification of Scott M. Prochazka
†32.2	—	Section 1350 Certification of Gary L. Whitlock
99.1	—	$1,050,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.1
99.2	—	$1,400,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.2
†99.3	—	First Amendment and Waiver to Revolving Credit Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent
†99.4	—	First Amendment and Waiver to Term Loan Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent
†99.5	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
†101.INS	—	XBRL Instance Document
†101.SCH	—	XBRL Taxonomy Extension Schema Document
†101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
†101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document