Form 10-Q
period 2014-03-31
CENTERPOINT ENERGY INC
filed 2014-05-01
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

As of April 15, 2014, CenterPoint Energy, Inc. had 429,748,467 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable Midstream Partners, LP (Enable), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

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

ii

•	the ability of retail electric providers (REPs), including REP affiliates of NRG, Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

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

◦	the integration of the operations of the businesses we contributed to Enable with those contributed by OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight);

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

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

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital; and

◦	the availability and prices of raw materials for current and future construction projects; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$3,163	$2,388

Expenses:
Natural gas	2,043	1,224
Operation and maintenance	479	484
Depreciation and amortization	235	240
Taxes other than income taxes	111	108
Total	2,868	2,056
Operating Income	295	332

Other Income (Expense):
Gain (loss) on marketable securities	(30)	74
Gain (loss) on indexed debt securities	43	(51)
Interest and other finance charges	(84)	(98)
Interest on transition and system restoration bonds	(30)	(35)
Equity in earnings of unconsolidated affiliates, net	91	5
Other, net	9	6
Total	(1)	(99)

Income Before Income Taxes	294	233
Income tax expense	109	86
Net Income	$185	$147

Basic Earnings Per Share	$0.43	$0.34

Diluted Earnings Per Share	$0.43	$0.34

Dividends Declared Per Share	$0.2375	$0.2075

Weighted Average Shares Outstanding, Basic	429	428

Weighted Average Shares Outstanding, Diluted	431	430

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$185	$147
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1 and $2)	1	3
Total	1	3
Comprehensive income	$186	$150

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents ($149 and $207 related to VIEs, respectively)	$379	$208
Investment in marketable securities	737	767
Accounts receivable, less bad debt reserve of $35 and $28, respectively ($69 and $60 related to VIEs, respectively)	1,142	851
Accrued unbilled revenues	343	398
Natural gas inventory	26	140
Materials and supplies	146	145
Non-trading derivative assets	24	24
Prepaid expenses and other current assets ($42 and $41 related to VIEs, respectively)	158	125
Total current assets	2,955	2,658

Property, Plant and Equipment:
Property, plant and equipment	14,368	14,138
Less: accumulated depreciation and amortization	4,605	4,545
Property, plant and equipment, net	9,763	9,593

Other Assets:
Goodwill	840	840
Regulatory assets ($3,084 and $3,179 related to VIEs, respectively)	3,635	3,726
Notes receivable - affiliated companies	363	363
Non-trading derivative assets	9	10
Investment in unconsolidated affiliates	4,540	4,518
Other	159	162
Total other assets	9,546	9,619

Total Assets	$22,264	$21,870

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2014	December 31, 2013
Current Liabilities:
Short-term borrowings	$—	$43
Current portion of VIE transition and system restoration bonds long-term debt	362	354
Indexed debt	145	143
Indexed debt securities derivative	412	455
Accounts payable	802	689
Taxes accrued	220	184
Interest accrued	107	124
Non-trading derivative liabilities	17	17
Accumulated deferred income taxes, net	629	608
Other	365	402
Total current liabilities	3,059	3,019

Other Liabilities:
Accumulated deferred income taxes, net	4,528	4,542
Non-trading derivative liabilities	2	4
Benefit obligations	802	802
Regulatory liabilities	1,200	1,152
Other	203	205
Total other liabilities	6,735	6,705

Long-term Debt:
VIE transition and system restoration bonds	2,908	3,046
Other	5,148	4,771
Total long-term debt	8,056	7,817

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (429,748,467 shares and 428,798,446 shares outstanding, respectively)	4	4
Additional paid-in capital	4,158	4,157
Retained earnings	341	258
Accumulated other comprehensive loss	(89)	(90)
Total shareholders’ equity	4,414	4,329

Total Liabilities and Shareholders’ Equity	$22,264	$21,870

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$185	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	240
Amortization of deferred financing costs	7	8
Deferred income taxes	4	57
Unrealized loss (gain) on marketable securities	30	(74)
Unrealized loss (gain) on indexed debt securities	(43)	51
Equity in earnings of unconsolidated affiliates, net of distributions	(22)	4
Pension contributions	(3)	(8)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(253)	(66)
Inventory	113	119
Taxes receivable	—	(3)
Accounts payable	128	(33)
Fuel cost recovery	(27)	105
Non-trading derivatives, net	—	7
Margin deposits, net	1	12
Interest and taxes accrued	19	(76)
Net regulatory assets and liabilities	27	39
Other current assets	20	8
Other current liabilities	(55)	(32)
Other assets	9	1
Other liabilities	13	15
Other, net	(8)	12
Net cash provided by operating activities	380	533

Cash Flows from Investing Activities:
Capital expenditures	(301)	(271)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(2)	1
Other, net	(13)	(4)
Net cash used in investing activities	(316)	(274)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(43)	(38)
Proceeds from (payment of) commercial paper, net	(118)	61
Proceeds from long-term debt	600	—
Payments of long-term debt	(231)	(612)
Cash paid for debt retirement	(1)	—
Debt issuance costs	(5)	—
Payment of common stock dividends	(102)	(89)
Proceeds from issuance of common stock, net	1	1
Other, net	6	17
Net cash provided by (used in) financing activities	107	(660)

Net Increase (Decrease) in Cash and Cash Equivalents	171	(401)
Cash and Cash Equivalents at Beginning of Period	208	646
Cash and Cash Equivalents at End of Period	$379	$245

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$122	$147
Income tax refunds, net	(1)	(3)
Non-cash transactions:
Accounts payable related to capital expenditures	59	92
See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2013 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own an interest in Enable Midstream Partners, LP (Enable) as described in Note 7. As of March 31, 2014, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of March 31, 2014, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets. Following the completion of Enable's initial public offering on April 16, 2014, CERC Corp. owns approximately 54.7% of the limited partner interests in Enable.

As of March 31, 2014, CenterPoint Energy had four variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

Management believes that recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2014		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$10	$—	$11	$—
Interest cost	25	6	23	5
Expected return on plan assets	(31)	(2)	(34)	(2)
Amortization of prior service credit	3	—	2	—
Amortization of net loss	11	—	16	2
Amortization of transition obligation	—	1	—	2
Net periodic cost	$18	$5	$18	$7
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended March 31,
	2014	2013
	Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(88)	$(132)
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (1)	—	1
Actuarial gains (1)	2	4
Total reclassifications from accumulated other comprehensive income	2	5
Tax expense	(1)	(2)
Net current period other comprehensive income	1	3
Ending Balance	$(87)	$(129)
________________

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $96 million to its pension plans in 2014, of which approximately $3 million was contributed during the three months ended March 31, 2014. CenterPoint Energy contributed $29 million to the pension plans in April 2014.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2014, of which approximately $4 million was contributed during the three months ended March 31, 2014.

(4)	Regulatory Accounting

As of March 31, 2014, CenterPoint Energy has not recognized an allowed equity return of $493 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2014 and 2013, CenterPoint Houston recognized approximately $15 million and $8 million, respectively, of the allowed equity return not previously recognized.

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

Derivative Instruments. CenterPoint Energy enters into certain derivative instruments to manage physical commodity price risk and does not engage in proprietary or speculative commodity trading.  These financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

CenterPoint Energy entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013 and $16 million in 2013 - 2014. In 2013, CenterPoint Energy also entered into a similar winter weather hedge for the CenterPoint Houston service territory, which contained a bilateral dollar cap of $7.5 million. The swaps are based on ten-year normal weather. During the three months ended March 31, 2014 and 2013, CenterPoint Energy recognized losses of $8 million and $3 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of March 31, 2014 and December 31, 2013, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2014 and 2013.

Fair Value of Derivative Instruments
		March 31, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$29	$4
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	11	2
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	18
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	—	2
Indexed debt securities derivative	Current Liabilities	—	412
Total		$41	$438

 ________________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 547 billion cubic feet (Bcf) or a net 92 Bcf long position.  Of the net long position, basis swaps constitute 91 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $14 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $(1) million.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$30	$(6)	$24
Other Assets: Non-trading derivative assets	11	(2)	9
Current Liabilities: Non-trading derivative liabilities	(22)	5	(17)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$15	$(1)	$14
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		December 31, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$28	$4
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	10	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	4	21
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	1	5
Indexed debt securities derivative	Current Liabilities	—	455
Total		$43	$485
 ________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 607 Bcf or a net 46 Bcf long position. Of the net long position, basis swaps constitute 99 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $13 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of less than $1 million.

(3)	The $28 million Derivative Current Asset includes $1 million related to physical forwards purchased from Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$32	$(8)	$24
Other Assets: Non-trading derivative assets	11	(1)	10
Current Liabilities: Non-trading derivative liabilities	(25)	8	(17)
Other Liabilities: Non-trading derivative liabilities	(5)	1	(4)
Total	$13	$—	$13
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Realized and unrealized gains and losses on derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for physical natural gas sales derivative contracts and as natural gas expense for financial natural gas derivatives and other physical natural gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(101)	$(14)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	110	16
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	43	(51)
Total		$52	$(49)
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $2 million during the three months ended March 31, 2014 related to physical forwards purchased from Enable.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both March 31, 2014 and December 31, 2013 was $1 million.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both March 31, 2014 and December 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at March 31, 2014 and December 31, 2013, less than $1 million and $1 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.43 to $5.20 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 62%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2014, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2014

	(in millions)
Assets
Corporate equities	$740	$—	$—	$—	$740
Investments, including money market funds	63	—	—	—	63
Natural gas derivatives	4	32	5	(8)	33
Total assets	$807	$32	$5	$(8)	$836
Liabilities
Indexed debt securities derivative	$—	$412	$—	$—	$412
Natural gas derivatives	1	20	5	(7)	19
Total liabilities	$1	$432	$5	$(7)	$431
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $(1) million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2013

	(in millions)
Assets
Corporate equities	$770	$—	$—	$—	$770
Investments, including money market funds	61	—	—	—	61
Natural gas derivatives (2)	5	33	5	(9)	34
Total assets	$836	$33	$5	$(9)	$865
Liabilities
Indexed debt securities derivative	$—	$455	$—	$—	$455
Natural gas derivatives	1	27	2	(9)	21
Total liabilities	$1	$482	$2	$(9)	$476
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of less than $1 million posted with the same counterparties.

(2)	The (Level 2) Natural gas derivative assets of $33 million includes $1 million related to physical forwards purchased from Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance	$3	$2
Total gains (losses)	(2)	2
Total settlements	1	(1)
Transfers into Level 3	$(1)	$—
Ending balance (1)	$1	$3
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$2
 ________________

(1)	CenterPoint Energy did not have significant Level 3 purchases, sales or transfers out of Level 3 during the three months ended March 31, 2014 or 2013.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 or Level 2 in the fair value hierarchy.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$365	$363	$363
Financial liabilities:
Long-term debt	$8,418	$9,066	$8,171	$8,670

(7) Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting. Under the equity method, CenterPoint Energy will adjust its investment in Enable each period for contributions made, distributions received, CenterPoint Energy’s share of Enable’s comprehensive income and accretion of any basis difference. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CenterPoint Energy’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at March 31, 2014, CERC Corp.'s guarantee of Enable’s $1.05 billion term loan (Term Loan) and other guarantees discussed in Note 12, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. CERC Corp.'s guarantee of Enable’s Term Loan is subordinated to all senior debt of CERC. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and mature in 2017. CenterPoint Energy had interest receivable of $6 million as of March 31, 2014 and interest income of $2 million during the three months ended March 31, 2014 on its $363 million of notes receivable from Enable.

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

CenterPoint Energy did not transfer any employees to Enable at formation of the partnership or at any time during the period from the Closing Date to March 31, 2014. CenterPoint Energy billed Enable for reimbursement of transitional services, including the costs of seconded employees, of $45 million during the three months ended March 31, 2014, under the Transition Agreements. Actual transitional services costs are recorded net of reimbursements received from Enable. Effective April 1, 2014, Enable’s general partner, CenterPoint Energy and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  These governance related costs were approximately $3 million in the three months ended March 31, 2014, which were included in the amounts billed for transitional services during the period. CenterPoint Energy had accounts receivable from Enable of $20 million as of March 31, 2014 for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CenterPoint Energy. As of March 31, 2014, CenterPoint Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CenterPoint Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CenterPoint Energy for severance and termination costs related to the termination of CenterPoint Energy's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. Specifically, the rights are exercisable with respect to a 24.95% interest in SESH (which may be exercised no earlier than May 2014) and a 0.1% interest in SESH (which may be exercised no earlier than May 2015). If CERC were to exercise its put rights or Enable were to exercise its call rights, CERC would contribute to Enable its 24.95% interest in SESH in exchange for 6,322,457 common units and its 0.1% interest in SESH in exchange for 25,341 common units. Subject to certain restrictions, if the fair market value of the contributed SESH interest is more or less than the value of the common units issued as consideration for the SESH interest, a cash payment may be required to be made by either Enable or CERC.

During the three months ended March 31, 2014, CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $47 million for transactions with Enable. CenterPoint Energy had accounts payable to Enable of $16 million at March 31, 2014 from such transactions.

As of March 31, 2014, CenterPoint Energy held an approximate 58.3% limited partner interest in Enable and a 25.05% interest in SESH.

On April 16, 2014, Enable completed its initial public offering of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received approximately $466 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. Following the offering, CERC Corp. owns approximately 54.7% of the limited partner interests in Enable, which consists of 87,803,909 common units and 139,704,916 subordinated units.  Enable continues to be equally controlled by CenterPoint Energy and OGE; each own 50% of the management rights in the general partner of Enable. CenterPoint Energy and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Investment in Unconsolidated Affiliates:

	March 31, 2014	December 31, 2013
	(in millions)
Enable	$4,340	$4,319
SESH	200	199
Total	$4,540	$4,518

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Enable	$88	$—
SESH (1)	3	5
Total	$91	$5

(1)	On May 1, 2013, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 25.05% interest in SESH.

Summarized consolidated income information for Enable for the three months ended March 31, 2014 is as follows (in millions):

Operating revenues	$1,002
Cost of sales, excluding depreciation and amortization	633
Operating income	162
Net income attributable to Enable	149

CenterPoint Energy's approximate 58.3% interest	$87
Basis difference accretion gain	1
CenterPoint Energy's approximate 58.3% interest, net	$88
Summarized consolidated balance sheet information for Enable as of March 31, 2014 is as follows (in millions):

Current assets	$500
Non-current assets	10,758
Current liabilities	1,039
Non-current liabilities	2,002
Non-controlling interest	34
Enable partners' capital	8,183

CenterPoint Energy's approximate 58.3% interest, net	$4,773
CenterPoint Energy's basis difference	(433)
CenterPoint Energy's investment in Enable	$4,340
Summarized basis difference information for Enable is as follows (in millions):

Basis difference attributable to goodwill as of Closing Date (1)	$229
Basis difference to be accreted over 30 years as of Closing Date	210
Total basis difference as of Closing Date	439

Accumulated accretion of basis difference as of March 31, 2014	(6)
CenterPoint Energy's basis difference in Enable as of March 31, 2014	$433

(1)	This difference related to CenterPoint Energy’s proportionate share of Enable’s goodwill arising from Enable's acquisition of Enogex, and therefore will not be recognized by CenterPoint Energy.

Cash distributions received from Enable and SESH were approximately $67 million and $3 million, respectively, during the three months ended March 31, 2014 and were $-0- and $9 million, respectively, during the three months ended March 31, 2013.

(8)	Goodwill

Goodwill by reportable business segment as of both March 31, 2014 and December 31, 2013 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(9)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At March 31, 2014, 429,748,633 shares of CenterPoint Energy, Inc. common stock were issued and 429,748,467 shares were outstanding. At December 31, 2013, 428,798,612 shares of CenterPoint Energy, Inc. common stock were issued and 428,798,446 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both March 31, 2014 and December 31, 2013.

(10)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $-0- and $43 million as of March 31, 2014 and December 31, 2013, respectively.

(b)	Long-term Debt

On March 17, 2014, CenterPoint Energy Houston Electric, LLC issued $600 million principal amount of 4.50% General Mortgage Bonds due 2044.

Debt Repayments. Approximately $44 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to CenterPoint Houston's purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed.

In April 2014, approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were called for redemption on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds have an interest rate of 4.25%, mature in 2017 and are collateralized by general mortgage bonds of CenterPoint Houston.

Credit Facilities. As of March 31, 2014 and December 31, 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		March 31, 2014			December 31, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$—	$—	$6	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	600	—	—	—	—	—	118
Total	$2,100	$—	$10	$—	$—	$10	$118

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

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial covenants in their respective revolving credit facilities as of March 31, 2014.

(11)	Income Taxes

The effective tax rate reported for both the three months ended March 31, 2014 and March 31, 2013 was 37%. CenterPoint Energy reported no uncertain tax liability as of March 31, 2014 and expects no significant change to the uncertain tax liability for the twelve month period ending March 31, 2015. The consolidated federal income tax return filed for the year ended December 31, 2012 is currently under audit by the Internal Revenue Service.

(12)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2014, minimum payment obligations for natural gas supply commitments are approximately $206 million for the remaining nine months in 2014, $363 million in 2015, $311 million in 2016, $247 million in 2017, $240 million in 2018 and $120 million after 2018.

(b)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, alleged violations of state and federal antitrust laws. Plaintiffs in these lawsuits sought a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At March 31, 2014, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of March 31, 2014, CERC had collected $6.4 million from insurance companies to be used for future environmental remediation.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $55 million as of March 31, 2014.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of March 31, 2014, CenterPoint Energy had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

As of March 31, 2014, no amounts had been recorded in the Condensed Consolidated Balance Sheets related to these guarantees.

(13)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2014	2013
	(in millions, except share and per share amounts)
Net income	$185	$147

Basic weighted average shares outstanding	429,163,000	427,961,000
Plus: Incremental shares from assumed conversions:
Stock options	—	100,000
Restricted stock	1,396,000	1,611,000
Diluted weighted average shares	430,559,000	429,672,000

Basic earnings per share:
Net income	$0.43	$0.34

Diluted earnings per share:
Net income	$0.43	$0.34

(14)	Reportable Business Segments

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

Financial data for business segments is as follows (in millions):

	For the Three Months Ended March 31, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2014
Electric Transmission & Distribution	$629	(1)	$—	$105	$9,874
Natural Gas Distribution	1,478		9	162	5,104
Energy Services	1,052		32	26	1,053
Midstream Investments (2)	—		—	—	4,540
Other Operations	4		—	2	3,183	(3)
Eliminations	—		(41)	—	(1,490)
Consolidated	$3,163		$—	$295	$22,264

	For the Three Months Ended March 31, 2013
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2013
Electric Transmission & Distribution	$532	(1)	$—	$84	$9,605
Natural Gas Distribution	1,043		8	139	4,976
Energy Services	588		9	7	895
Interstate Pipelines	92		40	52	—
Field Services	130		11	53	—
Midstream Investments (2)	—		—	—	4,518
Other Operations	3		—	(3)	3,026	(3)
Eliminations	—		(68)	—	(1,150)
Consolidated	$2,388		$—	$332	$21,870
________________

(1)
Sales to affiliates of NRG in the three months ended March 31, 2014 and 2013 represented approximately $166 million and $144 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended March 31, 2014 and 2013 represented approximately $40 million and $36 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Midstream Investments reported equity earnings of $88 million from Enable and $3 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the three months ended March 31, 2014. Included in total assets of Midstream Investments as of March 31, 2014 and December 31, 2013 is $4,340 million and $4,319 million, respectively, related to CenterPoint Energy’s investment in Enable and $200 million and $199 million, respectively, related to CenterPoint Energy’s retained interest in SESH.

(3)	Included in total assets of Other Operations as of March 31, 2014 and December 31, 2013 are pension and other postemployment related regulatory assets of $616 million and $627 million, respectively.

(15)	Subsequent Events

On April 24, 2014, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2375 per share of common stock payable on June 10, 2014, to shareholders of record as of the close of business on May 16, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Debt Matters. Approximately $44 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) were redeemed on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.
Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to CenterPoint Houston's purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed.

On March 17, 2014, CenterPoint Houston issued $600 million principal amount of 4.50% General Mortgage Bonds due 2044. The proceeds from the sale of the bonds are expected to be used for general limited liability company purposes, including the repayment of short-term notes payable to affiliated companies.

In April 2014, approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were called for redemption on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds have an interest rate of 4.25%, mature in 2017 and are collateralized by general mortgage bonds of CenterPoint Houston.

Enable Initial Public Offering. On April 16, 2014, Enable Midstream Partners, LP (Enable) completed its initial public offering (IPO) of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight Capital Partners, LLC (ArcLight) pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received approximately $466 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs.
In connection with its IPO, on March 25, 2014, Enable effected a 1 for 1.279082616 reverse unit split. Immediately following the unit split, CenterPoint Energy Resources Corp. (CERC Corp.) owned 227,508,825 common units, representing a 58.3% limited partner interest in Enable. Also in connection with Enable’s IPO, 139,704,916 of CERC Corp.’s common units and 68,150,514 of OGE Energy Corp.'s (OGE) common units were converted into subordinated units.

Following Enable’s IPO, CERC Corp. owns 87,803,909 common units and 139,704,916 subordinated units in Enable, representing a 54.7% limited partner interest. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.

As of April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2014	2013
Revenues	$3,163	$2,388
Expenses	2,868	2,056
Operating Income	295	332
Interest and Other Finance Charges	(84)	(98)
Interest on Transition and System Restoration Bonds	(30)	(35)
Equity in Earnings of Unconsolidated Affiliates, net	91	5
Other Income, net	22	29
Income Before Income Taxes	294	233
Income Tax Expense	109	86
Net Income	$185	$147

Basic Earnings Per Share	$0.43	$0.34

Diluted Earnings Per Share	$0.43	$0.34

Three months ended March 31, 2014 compared to three months ended March 31, 2013

We reported consolidated net income of $185 million ($0.43 per diluted share) for the three months ended March 31, 2014 compared to net income of $147 million ($0.34 per diluted share) for the same period in 2013. The increase in net income of $38 million was primarily due to increased gain on our indexed debt securities ($94 million), increased equity earnings from unconsolidated affiliates ($86 million) and decreased interest expense ($19 million), which were partially offset by increased loss on our marketable securities ($104 million), decreased operating income ($37 million) (discussed below by segment) and increased income tax expense ($23 million).

Income Tax Expense

The effective tax rate reported for both the three months ended March 31, 2014 and 2013 was 37%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three months ended March 31, 2014 and 2013.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2014	2013
Electric Transmission & Distribution	$105	$84
Natural Gas Distribution	162	139
Energy Services	26	7
Interstate Pipelines	—	52
Field Services	—	53
Other Operations	2	(3)
Total Consolidated Operating Income	$295	$332

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Electric Transmission & Distribution Business,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2014	2013
Revenues:
Electric transmission and distribution utility	$502	$421
Transition and system restoration bond companies	127	111
Total revenues	629	532
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	288	238
Depreciation and amortization, excluding transition and system restoration bond companies	81	79
Taxes other than income taxes	58	55
Transition and system restoration bond companies	97	76
Total expenses	524	448
Operating Income	$105	$84

Operating Income:
Electric transmission and distribution utility	$75	$49
Transition and system restoration bond companies (1)	30	35
Total segment operating income	$105	$84

Throughput (in gigawatt-hours (GWh)):
Residential	5,282	4,558
Total	17,719	16,361

Number of metered customers at end of period:
Residential	1,994,506	1,953,947
Total	2,257,065	2,211,481
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our Electric Transmission & Distribution business segment reported operating income of $105 million for the three months ended March 31, 2014, consisting of $75 million from the regulated electric transmission and distribution utility (TDU) and $30 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2013, Operating income totaled $84 million, consisting of $49 million from the TDU and $35 million related to Bond Companies. TDU operating income increased $26 million due to increased usage ($19 million), primarily due to colder than normal weather, customer growth ($7 million) from the addition of over 45,000 new customers and increased right-of-way revenues ($6 million), partially offset by increased operating and maintenance expenses ($5 million, excluding $45 million of higher transmission costs largely offset by increased transmission revenue) and increased taxes other than income taxes ($3 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,487	$1,051
Expenses:
Natural gas	1,039	656
Operation and maintenance	187	170
Depreciation and amortization	48	45
Taxes other than income taxes	51	41
Total expenses	1,325	912
Operating Income	$162	$139

Throughput (in billion cubic feet (Bcf)):
Residential	106	80
Commercial and industrial	97	86
Total Throughput	203	166

Number of customers at end of period:
Residential	3,103,209	3,072,154
Commercial and industrial	248,625	247,067
Total	3,351,834	3,319,221

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our Natural Gas Distribution business segment reported operating income of $162 million for the three months ended March 31, 2014 compared to $139 million for the three months ended March 31, 2013. Operating income increased $23 million as a result of increased usage primarily due to colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($17 million), rate increases ($14 million) and increased economic activity across our footprint including the addition of approximately 33,000 customers ($4 million).  These increases were partially offset by higher bad debt expense ($6 million) and higher depreciation and other taxes ($5 million).  Increased expense related to energy efficiency programs ($6 million) and increased expense related to higher gross receipt taxes ($7 million) were offset by the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,084	$597
Expenses:
Natural gas	1,045	578
Operation and maintenance	12	11
Depreciation and amortization	1	1
Total expenses	1,058	590
Operating Income	$26	$7

Throughput (in Bcf)	184	162

Number of customers at end of period	17,395	16,934

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our Energy Services business segment reported operating income of $26 million for the three months ended March 31, 2014 compared to $7 million for the three months ended March 31, 2013. The increase in operating income of $19 million is primarily due to $11 million of improved margins resulting from optimization of existing gas transportation assets and increased throughput and price volatility, driven mainly by weather-related capacity constraints in our northern service territories. The first quarter of 2014 included a $4 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins, compared to a $5 million charge for the same period of 2013.

Interstate Pipelines

For information regarding factors that may affect our historical Interstate Pipelines business segment, please read “Risk Factors ─ Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" and " ─ Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our historical Interstate Pipelines business segment for the three months ended March 31, 2013 (in millions, except throughput data):

Three Months Ended March 31, 2013
Revenues	$132
Expenses:
Natural gas	20
Operation and maintenance	38
Depreciation and amortization	15
Taxes other than income taxes	7
Total expenses	80
Operating Income	$52

Equity in earnings of unconsolidated affiliates	$5

Transportation throughput (in Bcf)	365

Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended March 31, 2013.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended March 31, 2014 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $5 million for the three months ended March 31, 2013. Beginning May 1, 2013, equity earnings related to the interest in SESH contributed to Enable as well as our remaining 25.05% interest in SESH are reported as components of equity income in our Midstream Investments segment.

Field Services

For information regarding factors that may affect our historical Field Services business segment, please read “Risk Factors ─ Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" and " ─ Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our historical Field Services business segment for the three months ended March 31, 2013 (in millions, except throughput data):

Three Months Ended March 31, 2013
Revenues	$141
Expenses:
Natural gas	38
Operation and maintenance	32
Depreciation and amortization	15
Taxes other than income taxes	3
Total expenses	88
Operating Income	$53

Gathering throughput (in Bcf)	189

Our Field Services business segment reported operating income of $53 million for the three months ended March 31, 2013.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended March 31, 2014 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors ─ Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" and " ─ Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2014, we reported pre-tax equity income of $88 million from our 58.3% limited partner interest in Enable and $3 million of pre-tax equity income from our 25.05% interest in SESH.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$4	$3
Expenses	2	6
Operating Income (Loss)	$2	$(3)

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2013 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash provided by (used in):
Operating activities	$380	$533
Investing activities	(316)	(274)
Financing activities	107	(660)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2014 decreased $153 million compared to the same period in 2013 due primarily to decreased cash provided by fuel cost recovery ($132 million), decreased cash provided by net accounts receivable/payable ($26 million), decreased cash provided by net regulatory assets and liabilities ($12 million) and increased net margin deposits ($11 million), which were partially offset by decreased cash paid for interest ($25 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2014 increased $42 million compared to the same period in 2013 due primarily to increased capital expenditures ($30 million) and increased restricted cash ($3 million).

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first three months of 2014 increased $767 million compared to the same period in 2013 primarily due to increased proceeds from long-term debt ($600 million) and decreased payments of long-term debt ($381 million), which were partially offset by increased net payments of commercial paper ($179 million), increased payment of common stock dividends ($13 million), increased repayments of short-term borrowings ($5 million) and increased debt issuance costs ($5 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission and distribution operations.  These capital expenditures relate to reliability, safety and system expansions.  Our principal cash requirements for the remaining nine months of 2014 include the following:

•	capital expenditures of approximately $1.1 billion;

•	scheduled principal payments on transition and system restoration bonds of $224 million;

•	contributions to pension plans aggregating approximately $93 million, of which $29 million was contributed in April 2014;

•	the expected June 2014 redemption of approximately $84 million principal amount of pollution control bonds at 100% of their principal amount; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that invested cash, borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations, and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2014. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $55 million as of March 31, 2014.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of March 31, 2014, CenterPoint Energy had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

As of March 31, 2014, no amounts have been recorded related to the guarantees discussed above in the Condensed Consolidated Balance Sheets. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2013 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. CenterPoint Houston appealed the denial of the full 2008 performance bonus. CenterPoint Houston had also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to CenterPoint Houston’s 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission's appeal. As a result of the Texas Supreme Court’s decision, CenterPoint Houston should be entitled on remand of the various orders to recover approximately $7.5 million plus carrying charges. Starting September 2011, CenterPoint Houston’s energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

Transmission Cost of Service (TCOS). On March 26, 2014, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenue of $13.6 million based on an increase in total rate base of $184.5 million. CenterPoint Houston anticipates approval from the Texas Utility Commission during the second quarter of 2014.

Houston Transmission Import Capacity Project. In July 2013, CenterPoint Houston and other parties submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston

Region (Houston Import Project). In April 2014, ERCOT’s Board of Directors voted to endorse the Houston Import Project and deemed the project critical for reliability.  ERCOT has estimated the costs for the entire project to be approximately $600 million. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing transmission line to increase its rating.  CenterPoint Houston has requested the right to construct, own, and maintain the entire project, except upgrades to the Gibbons Creek Substation; however, a decision has not been made on our share of the construction and ownership of the project. ERCOT anticipates that this project will be completed no later than June 2018. On April 30, 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and Gibbons Creek substation owned by the Texas Municipal Power Agency consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations, and upgrades to 11-miles of the 345 kV TH Wharton-Addicks transmission line.  As the owner of the originating and terminating substations of the entire project, CenterPoint Houston will appealed that decision to the Texas Utility Commission and is seeking the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  CenterPoint Houston has requested an expedited decision schedule from the Texas Utility Commission with a desire for a decision later this summer.

Gas Operations

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP) . The natural gas distribution business of CERC’s (Gas Operations) Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2014. For the Houston Division, CERC has asked that its GRIP filing to recover costs related to $66.6 million in incremental capital expenditures that were incurred in 2013 be operationally suspended for one year so as to ensure earnings more consistent with those currently approved. For the South Texas Division, the filing is to recover costs related to $15.9 million in incremental capital expenditures that were incurred in 2013. The increase in revenue requirements for this filing period is $1.8 million annually based on an authorized rate of return of 8.75%. Rates should be implemented by July 2014. For the Beaumont/East Texas Division, the first GRIP filing is to recover costs related to $31.4 million in incremental capital expenditures that were incurred in 2012 and 2013. The increase in revenue requirements for this filing period is $3.0 million annually based on an authorized rate of return of 8.51%. Rates should be implemented by July 2014.

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013.  Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. Oral arguments, followed by Minnesota Public Utility Commission (MPUC) deliberations, will begin the week of May 5, 2014. Gas Operations expects a final decision from the MPUC in its rate proceeding in June 2014.

Other Matters

Credit Facilities

As of April 15, 2014, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at April 15, 2014 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$6	(2)	September 9, 2018
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2018
September 9, 2011	CERC Corp.	600	—		September 9, 2018
   ________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at March 31, 2014.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of March 31, 2014, there was no commercial paper outstanding under either program.

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

Temporary Investments

As of April 15, 2014, we had temporary investments in money market funds of $433 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of April 15, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2014, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2014, the amount posted as collateral aggregated approximately $2 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $161 million as of March 31, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at March 31, 2014. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2014, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common) and 0.045455 share of AOL Inc. common stock (AOL Common).  On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and AOL Common that we own or from other sources. We own shares of TW Common, TWC Common and AOL Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and AOL Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and AOL Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on March 31, 2014, deferred taxes of approximately $383 million would have been payable in 2014.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of March 31, 2014, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Prior to its IPO, Enable was obligated to distribute 100% of its distributable cash (as such term was defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. During the three months ended March 31, 2014, CERC Corp. received a cash distribution of approximately $67 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the fourth quarter of 2013. CERC Corp. expects to receive a cash distribution of approximately $90 million from Enable in the second quarter of 2014 to be made with respect to CERC Corp.'s limited partner interest in Enable for the first quarter of 2014. CERC Corp. also expects to receive a distribution of distributable cash generated with respect to the period commencing April 1, 2014 and ending on April 15, 2014, the date immediately prior to the completion of Enable's IPO. Following its IPO, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period.

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

•
the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc., Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At March 31, 2014, the recorded fair value of our non-trading energy derivatives was a net asset of $15 million (before collateral), all of which is related to our Energy Services business segment. A decrease of 10% in the market prices of energy commodities from their March 31, 2014 levels would have decreased the fair value of our non-trading energy derivatives net asset by less than $1 million.

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

Interest Rate Risk

As of March 31, 2014, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

We have no material floating-rate obligations.

At March 31, 2014 and December 31, 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.4 billion and $8.1 billion, respectively, in carrying amount and having a fair value of $9.1 billion and $8.6 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $254 million if interest rates were to decline by 10% from their levels at March 31, 2014. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $145 million at March 31, 2014 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $25 million if interest rates were to decline by 10% from levels at March 31, 2014. Changes in the fair value of the derivative component, a $412 million recorded liability at March 31, 2014, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2014 levels, the fair value of the derivative component liability would increase by approximately $10 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.6 million shares of AOL Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2014 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, CenterPoint Energy continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. We have investments in certain unconsolidated affiliates. As we do not control these affiliates, our disclosure controls and procedures with respect to such affiliates are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources ─ Future Sources and Uses of Cash" and "─ Regulatory Matters,” each of which is incorporated herein by reference. See also “Business ─ Regulation” and “─ Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2013 Form 10-K.

Item 1A.	RISK FACTORS

Other than with respect to the additional or updated risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2013 Form 10-K.

A substantial portion of CenterPoint Houston’s receivables is concentrated in a small number of REPs, and any delay or default in payment could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations.

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of March 31, 2014, CenterPoint Houston did business with approximately 70 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and CenterPoint Houston thus remains at risk for payments not made prior to the shift to another REP or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston's billed receivables from REPs are from affiliates of NRG, Just Energy Group, Inc. (Just Energy Group) and Energy Future Holdings Corp. (Energy Future Holdings). CenterPoint Houston's aggregate billed receivables balance from REPs as of March 31, 2014 was $184 million. Approximately 39%, 8% and 7% of this amount was owed by affiliates of NRG, Just Energy Group and Energy Future Holdings, respectively. In April 2014, Energy Future Holdings publicly disclosed that it and the substantial majority of its direct and indirect subsidiaries, excluding Oncor Electric Delivery Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy

Code in the United States Bankruptcy Court for the District of Delaware. Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

An entity we jointly control acts as the general partner of a publicly traded master limited partnership, Enable, which may involve a greater exposure to legal liability than our historic business operations.

We own a 50% management interest in Enable GP, LLC, which acts as the general partner of Enable, a publicly traded master limited partnership. Our joint control of the general partner of Enable may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to Enable. Any liability resulting from such claims could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.

Both CERC Corp. and OGE hold their limited partnership interests in Enable in the form of both common units and subordinated units. As of April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit on an annualized basis, on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”). The principal difference between Enable’s common units and subordinated units is that in any quarter during the applicable subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on common units from prior quarters. If Enable does not pay distributions on its subordinated units, its subordinated units will not accrue arrearages for those unpaid distributions. Accordingly, if Enable is unable to pay its minimum quarterly distribution, the amount of cash distributions we receive from Enable may be adversely affected. Enable may not have sufficient available cash each quarter to enable it to pay the minimum quarterly distribution. The amount of cash Enable can distribute on its units will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas, natural gas liquids (NGLs) and crude oil that it handles;

•the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas, NGLs and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•the relationship among prices for natural gas, NGLs and crude oil;

•cash calls and settlements of hedging positions;

•margin requirements on open price risk management assets and liabilities;

•the level of competition from other midstream energy companies;

•adverse effects of legislative and regulatory actions with respect to tax, environmental and other matters;

•the level of its operation and maintenance expenses and general and administrative costs; and

•prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•the level and timing of its capital expenditures;

•the cost of acquisitions;

•its debt service requirements and other liabilities;

•fluctuations in its working capital needs;

•its ability to borrow funds and access capital markets;

•restrictions contained in its debt agreements;

•the amount of cash reserves established by its general partner; and

•other business risks affecting its cash levels.

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

Enable’s firm transportation contract with an affiliate of AEP expires January 1, 2015 and will remain in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. The primary term of Enable’s transportation agreement with OG&E is scheduled to expire April 30, 2019. Following the primary term, the agreement will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period.

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

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2014 and 2013 was 3.28 and 2.70, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
+4.10	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Houston and the Trustee
+4.11	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.1	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of April 16, 2014	CenterPoint Energy’s Form 8-K dated April 16, 2014	1-31447	10.1
10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of April 16, 2014	CenterPoint Energy’s Form 8-K dated April 16, 2014	1-31447	10.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 1, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
+4.10	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Houston and the Trustee
+4.11	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.1	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of April 16, 2014	CenterPoint Energy’s Form 8-K dated April 16, 2014	1-31447	10.1
10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of April 16, 2014	CenterPoint Energy’s Form 8-K dated April 16, 2014	1-31447	10.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document