Form 10-Q
period 2014-06-30
CENTERPOINT ENERGY INC
filed 2014-08-06
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

As of July 24, 2014, CenterPoint Energy, Inc. had 429,795,830 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable Midstream Partners, LP (Enable)), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids (NGLs), and the effects of geographic and seasonal commodity price differentials;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	changes in tax status;

◦	access to growth capital; and

◦	the availability and prices of raw materials for current and future construction projects; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$1,884	$1,894	$5,047	$4,282

Expenses:
Natural gas	880	880	2,923	2,104
Operation and maintenance	469	446	948	930
Depreciation and amortization	256	253	491	493
Taxes other than income taxes	93	92	204	200
Total	1,698	1,671	4,566	3,727
Operating Income	186	223	481	555

Other Income (Expense):
Gain on marketable securities	72	30	42	104
Loss on indexed debt securities	(50)	(27)	(7)	(78)
Interest and other finance charges	(89)	(85)	(173)	(183)
Interest on transition and system restoration bonds	(30)	(34)	(60)	(69)
Equity in earnings of unconsolidated affiliates, net	71	37	162	42
Other, net	9	—	18	6
Total	(17)	(79)	(18)	(178)

Income Before Income Taxes	169	144	463	377
Income tax expense	62	244	171	330
Net Income (Loss)	$107	$(100)	$292	$47

Basic Earnings (Loss) Per Share	$0.25	$(0.23)	$0.68	$0.11

Diluted Earnings (Loss) Per Share	$0.25	$(0.23)	$0.68	$0.11

Dividends Declared Per Share	$0.2375	$0.2075	$0.4750	$0.4150

Weighted Average Shares Outstanding, Basic	430	429	429	428

Weighted Average Shares Outstanding, Diluted	431	431	431	430

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$107	$(100)	$292	$47
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2, $1, $3 and $3)	2	2	3	5
Total	2	2	3	5
Comprehensive income (loss)	$109	$(98)	$295	$52

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents ($188 and $207 related to VIEs, respectively)	$206	$208
Investment in marketable securities	809	767
Accounts receivable ($94 and $60 related to VIEs, respectively), less bad debt reserve of $26 and $28, respectively	834	851
Accrued unbilled revenues	186	398
Natural gas inventory	140	140
Materials and supplies	155	145
Non-trading derivative assets	26	24
Prepaid expenses and other current assets ($51 and $41 related to VIEs, respectively)	173	125
Total current assets	2,529	2,658

Property, Plant and Equipment:
Property, plant and equipment	14,674	14,138
Less: accumulated depreciation and amortization	4,695	4,545
Property, plant and equipment, net	9,979	9,593

Other Assets:
Goodwill	840	840
Regulatory assets ($2,971 and $3,179 related to VIEs, respectively)	3,519	3,726
Notes receivable - affiliated companies	363	363
Non-trading derivative assets	12	10
Investment in unconsolidated affiliates	4,517	4,518
Other	161	162
Total other assets	9,412	9,619

Total Assets	$21,920	$21,870

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2014	December 31, 2013
Current Liabilities:
Short-term borrowings	$42	$43
Current portion of VIE transition and system restoration bonds long-term debt	363	354
Indexed debt	147	143
Current portion of other long-term debt	200	—
Indexed debt securities derivative	462	455
Accounts payable	519	689
Taxes accrued	129	184
Interest accrued	135	124
Non-trading derivative liabilities	12	17
Accumulated deferred income taxes, net	662	608
Other	355	402
Total current liabilities	3,026	3,019

Other Liabilities:
Accumulated deferred income taxes, net	4,508	4,542
Non-trading derivative liabilities	2	4
Benefit obligations	773	802
Regulatory liabilities	1,225	1,152
Other	206	205
Total other liabilities	6,714	6,705

Long-term Debt:
VIE transition and system restoration bonds	2,847	3,046
Other	4,908	4,771
Total long-term debt	7,755	7,817

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (429,795,830 shares and 428,798,446 shares outstanding, respectively)	4	4
Additional paid-in capital	4,162	4,157
Retained earnings	346	258
Accumulated other comprehensive loss	(87)	(90)
Total shareholders’ equity	4,425	4,329

Total Liabilities and Shareholders’ Equity	$21,920	$21,870

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$292	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491	493
Amortization of deferred financing costs	14	16
Deferred income taxes	13	257
Unrealized gain on marketable securities	(42)	(104)
Unrealized loss on indexed debt securities	7	78
Write-down of natural gas inventory	—	3
Equity in earnings of unconsolidated affiliates, net of distributions	2	(25)
Pension contributions	(34)	(37)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	211	66
Inventory	(10)	(12)
Taxes receivable	—	(21)
Accounts payable	(174)	(108)
Fuel cost recovery	(42)	116
Non-trading derivatives, net	(11)	—
Margin deposits, net	(2)	7
Interest and taxes accrued	(44)	(63)
Net regulatory assets and liabilities	46	56
Other current assets	17	19
Other current liabilities	(50)	(17)
Other assets	8	(3)
Other liabilities	21	17
Other, net	(1)	5
Net cash provided by operating activities	712	790

Cash Flows from Investing Activities:
Capital expenditures	(625)	(586)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(10)	2
Investment in unconsolidated affiliates	(1)	—
Cash contribution to Enable	—	(38)
Proceeds from sale of marketable securities	—	9
Other, net	(23)	(12)
Net cash used in investing activities	(659)	(625)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(1)	(1)
Payment of commercial paper, net	(77)	—
Proceeds from long-term debt	600	1,050
Payments of long-term debt	(373)	(1,195)
Cash paid for debt retirement	(1)	—
Debt issuance costs	(6)	—
Redemption of indexed debt securities	—	(8)
Payment of common stock dividends	(204)	(178)
Other, net	7	18
Net cash used in financing activities	(55)	(314)

Net Decrease in Cash and Cash Equivalents	(2)	(149)
Cash and Cash Equivalents at Beginning of Period	208	646
Cash and Cash Equivalents at End of Period	$206	$497

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$203	$247
Income taxes, net	140	67
Non-cash transactions:
Accounts payable related to capital expenditures	78	80

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own an interest in Enable Midstream Partners, LP (Enable) as described in Note 7. As of June 30, 2014, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of June 30, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of June 30, 2014, CenterPoint Energy had four variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changes the existing accounting guidance on discontinued operations. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as a discontinued operation.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  ASU 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. ASU 2014-09 provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. Accordingly, CenterPoint Energy will adopt ASU 2014-09 on January 1, 2017, and is currently evaluating the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2014		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$11	$1	$11	$1
Interest cost	25	5	23	5
Expected return on plan assets	(31)	(2)	(34)	(2)
Amortization of prior service cost (credit)	2	(1)	2	—
Amortization of net loss	11	1	16	1
Amortization of transition obligation	—	2	—	2
Net periodic cost	$18	$6	$18	$7

	Six Months Ended June 30,
	2014		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$21	$1	$22	$1
Interest cost	50	11	46	10
Expected return on plan assets	(62)	(4)	(68)	(4)
Amortization of prior service cost (credit)	5	(1)	4	—
Amortization of net loss	22	1	32	3
Amortization of transition obligation	—	3	—	4
Net periodic cost	$36	$11	$36	$14
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Pension and Postretirement Plans		Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(87)	$(129)	$(88)	$(132)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	1	—	1	1
Actuarial losses (1)	3	3	5	7
Total reclassifications from accumulated other comprehensive loss	4	3	6	8
Tax expense	(2)	(1)	(3)	(3)
Net current period other comprehensive income	2	2	3	5
Ending Balance	$(85)	$(127)	$(85)	$(127)
________________

(1)	These other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $96 million to its pension plans in 2014, of which approximately $31 million and $34 million, respectively, was contributed during the three and six months ended June 30, 2014.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2014, of which approximately $4 million and $8 million, respectively, was contributed during the three and six months ended June 30, 2014.

(4)	Regulatory Accounting

As of June 30, 2014, CenterPoint Energy has not recognized an allowed equity return of $476 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2014 and 2013, CenterPoint Houston recognized approximately $17 million and $12 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2014 and 2013, CenterPoint Houston recognized approximately $32 million and $20 million, respectively, of the allowed equity return not previously recognized.

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

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including CenterPoint Energy’s marketing, risk management services and hedging activities. The committee’s duties are to establish CenterPoint Energy’s commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with CenterPoint Energy’s risk management policies, procedures and limits established by CenterPoint Energy’s board of directors.

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

CenterPoint Energy entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013 and $16 million in 2013 - 2014. In 2013, CenterPoint Energy also entered into a similar winter weather hedge for the CenterPoint Houston service territory, which contained a bilateral dollar cap of $8 million. The swaps are based on ten-year normal weather. During the three months ended June 30, 2014 and 2013, CenterPoint Energy recognized losses of $-0- and $3 million, respectively, related to these swaps. During the six months ended June 30, 2014 and 2013, CenterPoint Energy recognized losses of $8 million and $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of June 30, 2014 and December 31, 2013, while the last two tables provide a breakdown of the related income statement impacts for the three and six months ended June 30, 2014 and 2013.

Fair Value of Derivative Instruments
		June 30, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$31	$5
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	14	2
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	13
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	—	2
Indexed debt securities derivative	Current Liabilities	—	462
Total		$46	$484
_____________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 603 billion cubic feet (Bcf) or a net 97 Bcf long position.  Of the net long position, basis swaps constitute 97 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $24 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above.

Offsetting of Natural Gas Derivative Assets and Liabilities
	June 30, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$32	$(6)	$26
Other Assets: Non-trading derivative assets	14	(2)	12
Current Liabilities: Non-trading derivative liabilities	(18)	6	(12)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$24	$—	$24
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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
_______________

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$5	$27
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	4	(18)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(50)	(27)
Total		$(41)	$(18)

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$(96)	$13
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	114	(2)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(7)	(78)
Total		$11	$(67)
________________

(1)	The Gains (Losses) in Expenses: Natural Gas includes $-0- and $2 million during the three and six months ended June 30, 2014, respectively, related to physical forwards purchased from Enable.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both June 30, 2014 and December 31, 2013 was $1 million.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both June 30, 2014 and December 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at June 30, 2014 and December 31, 2013, less than $1 million and $1 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.62 to $4.98 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 62%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2014, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2014

	(in millions)
Assets
Corporate equities	$812	$—	$—	$—	$812
Investments, including money market funds	51	—	—	—	51
Natural gas derivatives	3	37	6	(8)	38
Total assets	$866	$37	$6	$(8)	$901
Liabilities
Indexed debt securities derivative	$—	$462	$—	$—	$462
Natural gas derivatives	1	19	2	(8)	14
Total liabilities	$1	$481	$2	$(8)	$476
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $-0- posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$1	$3	$3	$2
Total gains	2	1	—	3
Total settlements	1	—	2	(1)
Transfers into Level 3	—	—	(1)	—
Ending balance (1)	$4	$4	$4	$4
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$2	$2	$3
 ________________

(1)	CenterPoint Energy did not have significant Level 3 purchases, sales or transfers out of Level 3 during the three or six months ended June 30, 2014 or 2013.

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$369	$363	$363
Financial liabilities:
Long-term debt	$8,318	$9,103	$8,171	$8,670

(7) Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting. Under the equity method, CenterPoint Energy will adjust its investment in Enable each period for contributions made, distributions received, CenterPoint Energy’s share of Enable’s comprehensive income and accretion of differences, as appropriate. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CenterPoint Energy’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at June 30, 2014, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 12, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. CERC Corp.’s guarantee of Enable’s Guaranteed Senior Notes is subordinated to all senior debt of CERC and is subject to automatic release on May 1, 2016. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CenterPoint Energy recorded interest income of $2 million and $1 million during the three months ended June 30, 2014 and 2013, respectively, and $4 million and $1 million during the six months ended June 30, 2014 and 2013, respectively, for interest earned on or after the Closing Date and had interest receivable from Enable of $5 million and $4 million as of June 30, 2014 and December 31, 2013, respectively, on its notes receivable from Enable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days’ notice if approved by the board of Enable's general partner.  Additionally, CenterPoint Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014, unless revised by mutual agreement with CenterPoint Energy, OGE and Enable prior to that date.

CenterPoint Energy billed Enable for reimbursement of transitional services, including the costs of seconded employees, $37 million and $28 million during the three months ended June 30, 2014 and 2013, respectively, and $82 million and $28 million during the six months ended June 30, 2014 and 2013, respectively, under the Transition Agreements for transition services incurred on or after the Closing Date. Actual transitional services costs are recorded net of reimbursements received from Enable. Effective April 1, 2014, Enable’s general partner, CenterPoint Energy and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  CenterPoint Energy had accounts receivable from Enable of $20 million and $21 million as of

June 30, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CenterPoint Energy. CenterPoint Energy did not transfer any employees to Enable at formation of the partnership or at any time during the period from the Closing Date through June 30, 2014. As of June 30, 2014, CenterPoint Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CenterPoint Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CenterPoint Energy for severance and termination costs related to the termination of CenterPoint Energy's seconded employees, regardless of whether such seconded employees are offered employment by Enable.

On April 16, 2014, Enable completed its initial public offering (IPO) of 28,750,000 common units, at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received $464 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. In connection with Enable’s IPO, a portion of CenterPoint Energy’s common units were converted into subordinated units, as discussed further below. Subsequent to the IPO, Enable continues to be equally controlled by CenterPoint Energy and OGE; each own 50% of the management rights in the general partner of Enable. CenterPoint Energy and OGE also own a 40% and 60% economic interest, respectively, in the incentive distribution rights held by the general partner of Enable.

As a result of Enable’s IPO, CenterPoint Energy’s limited partner interest in Enable was reduced from approximately 58.3% to approximately 54.7%. CenterPoint Energy accounted for the dilution of its investment in Enable as a result of Enable’s IPO as a failed partial sale of in-substance real estate. CenterPoint Energy did not receive any cash from Enable’s IPO and, as such, CenterPoint Energy did not recognize a gain or loss. CenterPoint Energy’s basis difference in Enable was reduced for the impact of the Enable IPO.

In accordance with the Enable formation agreements, CenterPoint Energy had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by CenterPoint Energy on the Closing Date, under which CenterPoint Energy would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CenterPoint Energy to Enable or from Enable to CenterPoint Energy, to the extent of changes in the value of SESH subject to certain restrictions. Specifically, the rights were and are exercisable with respect to (1) a 24.95% interest in SESH (24.95% Put), which closed on May 30, 2014 as discussed below and (2) a 0.1% interest in SESH, which may be exercised no earlier than June 2015 for 25,341 common units in Enable.

On May 30, 2014, CenterPoint Energy closed its 24.95% Put and contributed to Enable its 24.95% interest in SESH in exchange for 6,322,457 common units of Enable, which increased CenterPoint Energy’s limited partner interest in Enable from approximately 54.7% to approximately 55.4%. No cash payment was required to be made pursuant to the Enable formation agreements in connection with CenterPoint Energy’s exercise of the 24.95% Put. CenterPoint Energy accounted for the contribution of its 24.95% interest in SESH to Enable in exchange for common units of Enable as a non-monetary transaction of in-substance real estate equity method investments. As such, CenterPoint Energy recorded the 6,322,457 common units at the historical cost of the contributed 24.95% interest in SESH of $198 million and recorded no gain or loss in connection with its exercise of the 24.95% Put. As a result, CenterPoint Energy’s basis difference in Enable was reduced for the impact of its exercise of the 24.95% Put.

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $27 million and $28 million, during the three months ended June 30, 2014 and 2013, respectively, and $75 million and $28 million during the six months ended June 30, 2014 and 2013, respectively, for transactions with Enable occurring on or after the Closing Date. CenterPoint Energy had accounts payable to Enable of $15 million and $22 million at June 30, 2014 and December 31, 2013, respectively, from such transactions.

As of June 30, 2014, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable consisting of 94,126,366 common units and 139,704,916 subordinated units and a 0.1% interest in SESH. The principal difference between Enable common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If Enable does not pay distributions on its subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. At the end of the subordination period, CenterPoint Energy’s subordinated units in Enable will be converted to common units in Enable on a one-for-one basis. On June 30, 2014, Enable’s common units closed at $26.19 per unit on the New York Stock Exchange.

Investment in Unconsolidated Affiliates:

	June 30, 2014	December 31, 2013
	(in millions)
Enable	$4,517	$4,319
SESH (1)	—	199
Total	$4,517	$4,518

(1)	On May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of June 30, 2014.

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Enable (1)	$69	$33	$157	$33
SESH (2)	2	4	5	9
Total	$71	$37	$162	$42

(1)	On May 1, 2013, CenterPoint Energy formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of June 30, 2014.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (1)	2014	2013 (1)
	(in millions)
Operating revenues	$826	$502	$1,828	$502
Cost of sales, excluding depreciation and amortization	478	295	1,111	295
Operating income	139	75	301	75
Net income attributable to Enable	120	65	269	65

CenterPoint Energy's approximate interest	$67	$38	$154	$38
Basis difference accretion (amortization)	2	(5)	3	(5)
CenterPoint Energy's equity in earnings, net	$69	$33	$157	$33

(1)
The summarized income information for Enable and CenterPoint Energy’s equity in earnings, net of basis difference amortization, presented for the three and six months ended June 30, 2013 reflects Enable’s operating results with the contributions from both OGE and CenterPoint Energy recorded at historical cost for the two-month period from the Closing Date to June 30, 2013.

Enable concluded that its formation was considered a business combination, in which the fair value of the consideration paid for Enogex, LLC (Enogex), the businesses contributed by OGE, was allocated to the assets acquired and liabilities assumed by Enable on the Closing Date. In the third quarter of 2013, Enable completed its valuation of Enogex, and Enogex's assets, liabilities and equity, and the related depreciation and amortization for the two-month period ended June 30, 2013, was accordingly adjusted to estimated fair value as of the Closing Date. CenterPoint Energy’s equity in earnings, net of basis difference, in the second quarter of 2013 was not materially different as a result of the final fair value determination.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Current assets	$923	$549
Non-current assets	10,815	10,683
Current liabilities	584	720
Non-current liabilities	2,343	2,331
Non-controlling interest	32	33
Enable partners' capital	8,779	8,148

CenterPoint Energy's ownership interest in Enable's partner capital	$4,862	$4,753
CenterPoint Energy's basis difference	(345)	(434)
CenterPoint Energy's investment in Enable	$4,517	$4,319

Cash distributions received from Enable and SESH were approximately $90 million and $4 million, respectively, during the three months ended June 30, 2014 and were $-0- and $8 million, respectively, during the three months ended June 30, 2013. Cash distributions received from Enable and SESH were approximately $157 million and $7 million, respectively, during the six months ended June 30, 2014 and were $-0- and $17 million, respectively, during the six months ended June 30, 2013.

(8)	Goodwill

Goodwill by reportable business segment as of both June 30, 2014 and December 31, 2013 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(9)	Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At June 30, 2014, 429,795,996 shares of CenterPoint Energy, Inc. common stock were issued and 429,795,830 shares were outstanding. At December 31, 2013, 428,798,612 shares of CenterPoint Energy, Inc. common stock were issued and 428,798,446 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both June 30, 2014 and December 31, 2013.

(10)	Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $42 million and $43 million as of June 30, 2014 and December 31, 2013, respectively.

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

Approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Credit Facilities. As of June 30, 2014 and December 31, 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		June 30, 2014			December 31, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$41	$—	$6	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	600	—	—	—	—	—	118
Total	$2,100	$—	$10	$41	$—	$10	$118

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

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial covenants in their respective revolving credit facilities as of June 30, 2014.

(11)	Income Taxes

The effective tax rate reported for both the three and six months ended June 30, 2014 was 37%, compared to 169% and 88%, respectively, for the same periods in 2013. The higher effective rate for the three and six months ended June 30, 2013 was primarily associated with the formation of Enable. As a result of the formation of Enable, a deferred tax liability of $225 million was recorded for the book-to-tax basis difference in CenterPoint Energy’s investment resulting from the goodwill that was contributed by CenterPoint Energy. In addition, CenterPoint Energy recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to Enable's formation.

CenterPoint Energy reported no uncertain tax liability as of June 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending June 30, 2015. The consolidated federal income tax return filed for the year ended

December 31, 2012 is currently under audit by the Internal Revenue Service, and all other consolidated federal income tax returns have been audited and settled through tax year 2011.

(12)	Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2014, minimum payment obligations for natural gas supply commitments are approximately $259 million for the remaining six months in 2014, $528 million in 2015, $454 million in 2016, $384 million in 2017, $376 million in 2018 and $174 million after 2018.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past.  There are seven MGP sites in CERC’s Minnesota service territory.  CERC believes it never owned or operated, and therefore has no liability with respect to, two of these sites.  With respect to two other sites, CERC has completed state ordered remediation, other than ongoing monitoring and water treatment.

At June 30, 2014, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of June 30, 2014, CERC had collected $6 million from insurance companies to be used for future environmental remediation.

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

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by subsidiaries of CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy’s subsidiaries, some of which are currently owned by an affiliate of NRG. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and, based on its experience to date, does not expect these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $51 million as of June 30, 2014.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of June 30, 2014, CenterPoint Energy had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

As of June 30, 2014, no amounts had been recorded in the Condensed Consolidated Balance Sheets related to these guarantees.

(13)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except share and per share amounts)
Net income (loss)	$107	$(100)	$292	$47

Basic weighted average shares outstanding	429,773,000	428,571,000	429,470,000	428,268,000
Plus: Incremental shares from assumed conversions:
Stock options	—	108,000	—	103,000
Restricted stock	1,636,000	1,875,000	1,636,000	1,875,000
Diluted weighted average shares	431,409,000	430,554,000	431,106,000	430,246,000

Basic earnings (loss) per share:
Net income (loss)	$0.25	$(0.23)	$0.68	$0.11

Diluted earnings (loss) per share:
Net income (loss)	$0.25	$(0.23)	$0.68	$0.11

(14)	Reportable Business Segments

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

Prior to May 1, 2013, CenterPoint Energy also reported an Interstate Pipelines business segment, which included CenterPoint Energy’s interstate natural gas pipeline operations, and a Field Services business segment, which included CenterPoint Energy’s non-rate regulated natural gas gathering, processing and treating operations. The formation of Enable closed on May 1, 2013. Enable now owns substantially all of CenterPoint Energy’s former Interstate Pipelines and Field Services business segments, except for a 0.1% interest in SESH. As a result, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its interest in SESH under a new Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively.

Financial data for business segments is as follows (in millions):

	For the Three Months Ended June 30, 2014
	Revenues from External Customers		Net Intersegment Revenues		Operating Income
Electric Transmission & Distribution	$698	(1)	$—		$145
Natural Gas Distribution	526		6		30
Energy Services	657		19		11
Midstream Investments (3)	—		—		—
Other Operations	3		—		—
Eliminations	—		(25)		—
Consolidated	$1,884		$—		$186

	For the Three Months Ended June 30, 2013
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)
Electric Transmission & Distribution	$656	(1)	$—		$165
Natural Gas Distribution	524		5		25
Energy Services	622		6		3
Interstate Pipelines	41	(2)	13	(2)	20	(2)
Field Services	48	(2)	7	(2)	20	(2)
Midstream Investments (3)	—		—		—
Other Operations	3		—		(10)
Eliminations	—		(31)		—
Consolidated	$1,894		$—		$223

	For the Six Months Ended June 30, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of June 31, 2014
Electric Transmission & Distribution	$1,327	(1)	$—	$250	$9,809
Natural Gas Distribution	2,004		15	192	4,989
Energy Services	1,709		51	37	896
Midstream Investments (3)	—		—	—	4,517
Other Operations	7		—	2	2,902	(4)
Eliminations	—		(66)	—	(1,193)
Consolidated	$5,047		$—	$481	$21,920

	For the Six Months Ended June 30, 2013
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)		Total Assets as of December 31, 2013
Electric Transmission & Distribution	$1,188	(1)	$—		$249		$9,605
Natural Gas Distribution	1,567		13		164		4,976
Energy Services	1,210		15		10		895
Interstate Pipelines	133	(2)	53	(2)	72	(2)	—
Field Services	178	(2)	18	(2)	73	(2)	—
Midstream Investments (3)	—		—		—		4,518
Other Operations	6		—		(13)		3,026	(4)
Eliminations	—		(99)		—		(1,150)
Consolidated	$4,282		$—		$555		$21,870

________________

(1)
Sales to affiliates of NRG in the three months ended June 30, 2014 and 2013 represented approximately $164 million and $148 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended June 30, 2014 and 2013 represented approximately $41 million and $37 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the six months ended June 30, 2014 and 2013 represented approximately $330 million and $291 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the six months ended June 30, 2014 and 2013 represented approximately $81 million and $73 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Results reflected in the three months ended June 30, 2013 represent only the month of April 2013. Results reflected in the six months ended June 30, 2013 represent only January 2013 through April 2013.

(3)
Midstream Investments reported equity earnings of $69 million from Enable and $2 million of equity earnings from CenterPoint Energy’s interest in SESH for the three months ended June 30, 2014. Midstream Investments reported equity earnings of $157 million from Enable and $5 million of equity earnings from CenterPoint Energy’s interest in SESH for the six months ended June 30, 2014. Midstream Investments reported equity earnings of $33 million from Enable and $2 million of equity earnings from CenterPoint Energy’s interest in SESH for the months of May and June 2013. Included in total assets of Midstream Investments as of June 30, 2014 and December 31, 2013 is $4,517 million and $4,319 million, respectively, related to CenterPoint Energy’s investment in Enable and $-0- and $199 million, respectively, related to CenterPoint Energy’s interest in SESH.

(4)	Included in total assets of Other Operations as of June 30, 2014 and December 31, 2013 are pension and other postemployment related regulatory assets of $605 million and $627 million, respectively.

(15)	Subsequent Events

On July 24, 2014, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2375 per share of common stock payable on September 10, 2014, to shareholders of record as of the close of business on August 15, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Debt Matters. Approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) were redeemed on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.
Enable Initial Public Offering. On April 16, 2014, Enable Midstream Partners, LP (Enable) completed its initial public offering (IPO) of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight Capital Partners, LLC (ArcLight) pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received approximately $464 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs.
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

Immediately following Enable’s IPO, CERC Corp. owned 87,803,909 common units and 139,704,916 subordinated units in Enable, representing a 54.7% limited partner interest. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% economic interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Subsequent to Enable's IPO, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. Enable adjusted the amount of this distribution for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period.

Put Rights. In accordance with the Enable formation agreements, we had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by us, under which we would contribute our retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from us to Enable or from Enable to us, for changes in the value of SESH. Specifically, the rights were and are exercisable with respect to (1) a 24.95% interest in SESH (24.95% Put), which closed on May 30, 2014 and (2) a 0.1% interest in SESH, which may be exercised no earlier than June 2015 for 25,341 common units in Enable. Subject to certain restrictions, if the fair market value of the contributed SESH interest is more or less than the value of the common units issued as consideration for the SESH interest, a cash payment may be required to be made by either Enable or us.

On May 30, 2014, we closed our 24.95% Put and contributed to Enable our 24.95% interest in SESH in exchange for 6,322,457 common units of Enable, which increased our limited partner interest in Enable from approximately 54.7% to approximately 55.4%. No cash payment was required to be made pursuant to the Enable formation agreements in connection with our exercise of the 24.95% Put.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,884	$1,894	$5,047	$4,282
Expenses	1,698	1,671	4,566	3,727
Operating Income	186	223	481	555
Interest and Other Finance Charges	(89)	(85)	(173)	(183)
Interest on Transition and System Restoration Bonds	(30)	(34)	(60)	(69)
Equity in Earnings of Unconsolidated Affiliates, net	71	37	162	42
Other Income, net	31	3	53	32
Income Before Income Taxes	169	144	463	377
Income Tax Expense	62	244	171	330
Net Income (Loss)	$107	$(100)	$292	$47

Basic Earnings (Loss) Per Share	$0.25	$(0.23)	$0.68	$0.11

Diluted Earnings (Loss) Per Share	$0.25	$(0.23)	$0.68	$0.11

Three months ended June 30, 2014 compared to three months ended June 30, 2013

We reported consolidated net income of $107 million ($0.25 per diluted share) for the three months ended June 30, 2014 compared to a net loss of $100 million ($0.23 per diluted share) for the same period in 2013. The increase in net income of $207 million was primarily due to a $182 million decrease in income tax expense (as discussed below), a $42 million increase in the gain on our marketable securities and a $34 million increase in equity earnings of unconsolidated affiliates, which were partially offset by a $37 million decrease in operating income (discussed by segment below) and a $23 million increase in the loss on our indexed debt securities.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

We reported consolidated net income of $292 million ($0.68 per diluted share) for the six months ended June 30, 2014 compared to net income of $47 million ($0.11 per diluted share) for the same period in 2013. The increase in net income of $245 million was primarily due to a $159 million decrease in income tax expense (as discussed below), a $120 million increase in equity earnings of unconsolidated affiliates, a $71 million decrease in the loss on our indexed debt securities and a $19 million decrease in interest expense, which were partially offset by a $74 million decrease in operating income (discussed by segment below) and a $62 million decrease in the gain on our marketable securities.

Income Tax Expense

Our effective tax rate reported for both the three and six months ended June 30, 2014 was 37%, compared to 169% and 88%, respectively, for the same periods in 2013. The higher effective tax rate for the three and six months ended June 30, 2013 was primarily associated with the formation of Enable. As a result of the formation of Enable, a deferred tax liability of $225 million was recorded for the book-to-tax basis difference in our investment resulting from the goodwill that we contributed. In addition, we recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to Enable's formation.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and six months ended June 30, 2014 and 2013.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Electric Transmission & Distribution	$145	$165		$250	$249
Natural Gas Distribution	30	25		192	164
Energy Services	11	3		37	10
Interstate Pipelines	—	20	(1)	—	72	(2)
Field Services	—	20	(1)	—	73	(2)
Other Operations	—	(10)		2	(13)
Total Consolidated Operating Income	$186	$223		$481	$555
______________
(1) Represents April 2013 results only.

(2) Represents January 2013 through April 2013 results only.

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Electric Transmission & Distribution Business,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (First Quarter Form 10-Q).

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Electric transmission and distribution utility	$554	$513	$1,056	$934
Transition and system restoration bond companies	144	143	271	254
Total revenues	698	656	1,327	1,188
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	300	246	588	484
Depreciation and amortization, excluding transition and system restoration bond companies	83	79	164	158
Taxes other than income taxes	56	57	114	112
Transition and system restoration bond companies	114	109	211	185
Total expenses	553	491	1,077	939
Operating Income	$145	$165	$250	$249

Operating Income:
Electric transmission and distribution utility	$115	$131	$190	$180
Transition and system restoration bond companies (1)	30	34	60	69
Total segment operating income	$145	$165	$250	$249

Throughput (in gigawatt-hours (GWh)):
Residential	6,981	7,233	12,263	11,791
Total	20,608	20,773	38,327	37,134

Number of metered customers at end of period:
Residential	2,008,293	1,964,338	2,008,293	1,964,338
Total	2,272,293	2,224,036	2,272,293	2,224,036
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our Electric Transmission & Distribution business segment reported operating income of $145 million for the three months ended June 30, 2014, consisting of $115 million from the regulated electric transmission and distribution utility (TDU) and $30 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2013, operating income totaled $165 million, consisting of $131 million from the TDU and $34 million related to Bond Companies. TDU operating income decreased $16 million due to decreased usage ($10 million), primarily due to milder weather, increased operating and maintenance expenses ($8 million, excluding $46 million of higher transmission costs largely offset by increased transmission revenue) and increased depreciation expense ($4 million), partially offset by customer growth ($7 million) from the addition of over 48,000 new customers.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our Electric Transmission & Distribution business segment reported operating income of $250 million for the six months ended June 30, 2014, consisting of $190 million from TDU and $60 million related to Bond Companies. For the six months ended June 30, 2013, operating income totaled $249 million, consisting of $180 million from the TDU and $69 million related to Bond Companies. TDU operating income increased $10 million due to customer growth ($14 million) from the addition of over 48,000 new customers, higher equity returns ($13 million) primarily related to true-up proceeds and increased usage ($9 million), primarily due to colder winter weather, partially offset by increased operating and maintenance expenses ($13 million, excluding $91 million of higher transmission costs largely offset by increased transmission revenue), increased depreciation expense ($6 million) and increased taxes other than income taxes ($2 million).

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$532	$529	$2,019	$1,580
Expenses:
Natural gas	251	268	1,290	924
Operation and maintenance	168	160	355	330
Depreciation and amortization	49	46	97	91
Taxes other than income taxes	34	30	85	71
Total expenses	502	504	1,827	1,416
Operating Income	$30	$25	$192	$164

Throughput (in billion cubic feet (Bcf)):
Residential	21	25	128	105
Commercial and industrial	55	56	151	142
Total Throughput	76	81	279	247

Number of customers at end of period:
Residential	3,080,462	3,051,621	3,080,462	3,051,621
Commercial and industrial	246,055	244,215	246,055	244,215
Total	3,326,517	3,295,836	3,326,517	3,295,836

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our Natural Gas Distribution business segment reported operating income of $30 million for the three months ended June 30, 2014 compared to $25 million for the three months ended June 30, 2013. Operating income increased $5 million due to increased usage primarily due to colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($3 million), increased economic activity across our footprint including the addition of approximately 31,000 customers ($2 million) and rate increases ($10 million).  These increases were partially offset by higher depreciation ($3 million), higher property taxes ($1 million) and higher operating expenses ($6 million).  Increased expense related to energy efficiency programs ($2 million) and increased expense related to higher gross receipt taxes ($3 million) were offset by the related revenues.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our Natural Gas Distribution business segment reported operating income of $192 million for the six months ended June 30, 2014 compared to $164 million for the six months ended June 30, 2013. Operating income increased $28 million due to increased usage primarily due to colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($16 million), rate increases ($25 million) and increased economic activity across our footprint including the addition of approximately 31,000 customers ($6 million).  These increases were partially offset by higher depreciation ($5 million), higher bad debt expense ($5 million), an increase in property taxes ($3 million), and other operating expenses ($6 million).  Increased expense related to energy efficiency programs ($8 million) and increased expense related to higher gross receipt taxes ($10 million) were offset by the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our Energy Services business segment for the three and six months ended June 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$676	$628	$1,760	$1,225
Expenses:
Natural gas	653	612	1,698	1,190
Operation and maintenance	10	11	22	22
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	1	1	1
Total expenses	665	625	1,723	1,215
Operating Income	$11	$3	$37	$10

Throughput (in Bcf)	139	137	323	299

Number of customers at end of period	17,746	17,190	17,746	17,190

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our Energy Services business segment reported operating income of $11 million for the three months ended June 30, 2014 compared to $3 million for the three months ended June 30, 2013. The increase in operating income of $8 million was primarily due to $4 million of improved margins, decreased fixed transportation costs and basis volatility early in the quarter due to an extended winter. This quarter included a $6 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $6 million for the same period of 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our Energy Services business segment reported operating income of $37 million for the six months ended June 30, 2014 compared to $10 million for the six months ended June 30, 2013. The increase in operating income of $27 million was primarily due to $15 million of improved margins resulting from optimization of existing gas transportation assets, reduced fixed costs, increased throughput and price volatility. The first half of 2014 included a $10 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $1 million for the same period of 2013.

Interstate Pipelines

For information regarding factors that may affect our historical Interstate Pipelines business segment, please read “Risk Factors — Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" and " — Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our historical Interstate Pipelines business segment for the three and six months ended June 30, 2013 (in millions, except throughput data):

	Three Months Ended June 30, 2013 (1)	Six Months Ended June 30, 2013 (2)
Revenues	$54	$186
Expenses:
Natural gas	15	35
Operation and maintenance	13	51
Depreciation and amortization	5	20
Taxes other than income taxes	1	8
Total expenses	34	114
Operating Income	$20	$72

Equity in earnings of unconsolidated affiliates	$2	7

Transportation throughput (in Bcf)	117	482
______________
(1) Represents April 2013 results only.

(2) Represents January 2013 through April 2013 results only.

Our Interstate Pipeline business segment reported operating income of $20 million and $72 million for the three and six months ended June 30, 2013, respectively.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and six months ended June 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $2 million and $7 million for the three and six months ended June 30, 2013, respectively. Beginning May 1, 2013, equity earnings related to our interest in SESH and Enable are reported as components of equity income in our Midstream Investments segment.

Field Services

For information regarding factors that may affect our historical Field Services business segment, please read “Risk Factors — Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" and " — Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our historical Field Services business segment for the three and six months ended June 30, 2013 (in millions, except throughput data):

	Three Months Ended June 30, 2013 (1)	Six Months Ended June 30, 2013 (2)
Revenues	$55	$196
Expenses:
Natural gas	16	54
Operation and maintenance	13	45
Depreciation and amortization	5	20
Taxes other than income taxes	1	4
Total expenses	35	123
Operating Income	$20	$73

Gathering throughput (in Bcf)	62	252
______________
(1) Represents April 2013 results only.

(2) Represents January 2013 through April 2013 results only.

Our Field Services business segment reported operating income of $20 million and $73 million for the three and six months ended June 30, 2013, respectively.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and six months ended June 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" and " — Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (1)	2014	2013 (1)
Enable	$69	$33	$157	$33
SESH	2	2	5	2
Total	$71	$35	$162	$35

(1)	Represents our 58.3% limited partner interest in Enable and our 25.05% interest in SESH for the months of May and June 2013.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$3	$3	$7	$6
Expenses	3	13	5	19
Operating Income (Loss)	$—	$(10)	$2	$(13)

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our Other Operations business segment reported operating income of $-0- for the three months ended June 30, 2014 compared to an operating loss of $10 million for the three months ended June 30, 2013. The increase in operating income of $10 million is primarily related to the absence in 2014 of costs associated with the formation of Enable in 2013 ($10 million).

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our Other Operations business segment reported operating income of $2 million for the six months ended June 30, 2014 compared to an operating loss of $13 million for the six months ended June 30, 2013. The increase in operating income of $15 million is primarily related to the absence in 2014 of costs associated with the formation of Enable in 2013 ($12 million), lower miscellaneous operating expenses ($2 million) and higher rental revenue ($1 million).

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2013 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II in our First Quarter Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Cash provided by (used in):
Operating activities	$712	$790
Investing activities	(659)	(625)
Financing activities	(55)	(314)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2014 decreased $78 million compared to the same period in 2013 due primarily to decreased cash provided by fuel cost recovery ($158 million) and increased cash paid for income taxes ($73 million), which were partially offset by increased cash provided by net accounts receivable/payable ($79 million), decreased cash paid for interest ($44 million) and increased equity earnings, net of distributions ($27 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2014 increased $34 million compared to the same period in 2013 due primarily to increased capital expenditures ($39 million), increased restricted cash ($12 million) and decreased proceeds from the sale of marketable securities ($9 million), which were partially offset by decreased contributions to Enable ($38 million).

Cash Used in Financing Activities

Net cash used by financing activities in the first six months of 2014 decreased $259 million compared to the same period in 2013 primarily due to decreased payments of long-term debt ($822 million), which were partially offset by decreased proceeds from long-term debt ($450 million), increased net payments of commercial paper ($77 million) and increased payment of common stock dividends ($26 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission and distribution operations.  These capital expenditures relate to reliability, safety and system expansions.  Our principal cash requirements for the remaining six months of 2014 include the following:

•	capital expenditures of approximately $745 million;

•	scheduled principal payments on transition and system restoration bonds of $165 million;

•	contributions to pension plans aggregating approximately $62 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that invested cash, borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations, and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining six months of 2014. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $51 million as of June 30, 2014.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of June 30, 2014, CenterPoint Energy had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's senior notes due 2019 and 2024. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

As of June 30, 2014, no amounts have been recorded related to the guarantees discussed above in the Condensed Consolidated Balance Sheets. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our First Quarter Form 10-Q was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. CenterPoint Houston appealed the denial of the full 2008 performance bonus. CenterPoint Houston had also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to CenterPoint Houston’s 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission's appeal. As a result of the Texas Supreme Court’s decision, in April 2014, four separate proceedings were initiated, which were later consolidated into one proceeding, at the Texas Utility Commission to determine the amount CenterPoint Houston is to recover. In May 2014, parties to the proceeding entered into a unanimous stipulation agreeing to the amount to be recovered but not to the customer class recovery allocation. The parties agreed that CenterPoint Houston is to recover $7.5 million in performance bonus, $0.2 million in rate case expenses associated with appeals of the proceedings and at least $2.5 million in carrying costs, with final determination of carrying costs based on the timing of the decision regarding customer class recovery allocation. CenterPoint Houston expects to start recovery in the third or fourth quarter of 2014. Starting September 2011, CenterPoint Houston’s energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

Transmission Cost of Service (TCOS). On March 26, 2014, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenue of $13.6 million based on an increase in total rate base of $184.5 million. CenterPoint Houston received approval from the Texas Utility Commission during the second quarter of 2014, and rates became effective May 12, 2014.

Energy Efficiency Cost Recovery Factor (EECRF). On May 30, 2014, CenterPoint Energy filed an application for approval of an adjustment to its EECRF for 2015. CenterPoint Energy’s requested recovery is $51.4 million composed of approximately: (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of $16.2 million; (3) $1 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; and (5) $0.2 million in 2013 proceeding for rate case expenses. The Texas Utility Commission is expected to rule on the EECRF application in the fourth quarter of 2014. Upon approval, the effective date of the rate adjustment will be March 1, 2015.

Brazos Valley Connection Project. In July 2013, CenterPoint Houston and other parties submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston Region (Brazos Valley Connection, formerly referred to as the Houston Import Project). In April 2014, ERCOT’s Board of Directors voted to endorse the Brazos Valley Connection and deemed the project critical for reliability.  ERCOT has estimated the costs for the entire project to be approximately $600 million. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing transmission line to increase its rating. ERCOT anticipates that this project will be completed no later than June 2018. On April 30, 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line.  Other transmission service providers were designated by ERCOT for the portion of the project from Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. As the owner of the originating and terminating substations of the entire project, CenterPoint Houston appealed that determination to the Texas Utility Commission in May 2014 and is seeking the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  CenterPoint Houston requested an expedited decision from the Texas Utility Commission, which is expected to hear the appeal on August 21, 2014.

Agreement with City of Houston. On June 13, 2014, CenterPoint Houston entered into an agreement with the City of Houston, Texas providing that neither CenterPoint Houston nor the city will initiate a base rate case for CenterPoint Houston earlier than December 31, 2016, subject to a $20 million force majeure provision. During that period, CenterPoint Houston has the right to adjust its rates through (1) the schedules and riders in its tariff approved by the Texas Utility Commission; (2) adjustments to its distribution rates using the distribution cost recovery factor rule adopted by the Texas Utility Commission; and (3) adjustments to its transmission rates under Texas Utility Commission rules. CenterPoint Houston also has the right to propose rates for new services. This agreement is not binding on any other city within CenterPoint Houston’s service territory or the Texas Utility Commission.

Gas Operations

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP). The natural gas distribution business of CERC’s (Gas Operations) Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2014. For the Houston Division, CERC has asked that its GRIP filing to recover costs related to $66.6 million in incremental capital expenditures that were incurred in 2013 be operationally suspended for one year so as to ensure earnings more consistent with those currently approved. For the South Texas Division, the filing is to recover costs related to $15.9 million in incremental capital expenditures that were incurred in 2013. The increase in revenue requirements for this filing period is $1.8 million annually based on an authorized rate of return of 8.75%. Rates were implemented for certain customers in May 2014. In those areas in which the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2014 after final approval by the Railroad Commission of Texas (Railroad Commission). For the Beaumont/East Texas Division, the first GRIP filing is to recover costs related to $31.4 million in incremental capital expenditures that were incurred in 2012 and 2013. The increase in revenue requirements for this filing period is $3.0 million annually based on an authorized rate of return of 8.51%. Rates were implemented for certain customers in May 2014. In those areas in which the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2014 after final approval by the Railroad Commission.

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  In May 2014, the Minnesota Public Utility Commission (MPUC) entered an order approving a rate increase of $33 million based on a 9.59% ROE and a 52.6% equity ratio. The MPUC also authorized the implementation of a three-year pilot revenue decoupling mechanism with an effective date of July 1, 2015. Gas Operations anticipates final rates will be implemented in the fourth quarter of 2014. Since the adopted revenue increase is less than the interim revenue increase, a refund to customers, which has been accrued, is anticipated in the fourth quarter of 2014.

Other Matters

Credit Facilities

As of July 24, 2014, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at July 24, 2014 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$6	(2)	September 9, 2018
September 9, 2011	CenterPoint Houston	300	4	(2)	September 9, 2018
September 9, 2011	CERC Corp.	600	—		September 9, 2018
   ________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at June 30, 2014.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of June 30, 2014, there was $41 million of commercial paper outstanding under our $1.0 billion commercial paper program.

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

Temporary Investments

As of July 24, 2014, we had temporary investments in money market funds of approximately $63 million.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of July 24, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa1	Stable	BBB+	Stable	BBB	Stable
CenterPoint Houston Senior Secured Debt	A1	Stable	A	Stable	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Stable	BBB	Stable
   ________________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2014, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2014, the amount posted as collateral aggregated approximately $6 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million, and less than $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $161 million as of June 30, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at June 30, 2014. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. On June 6, 2014, Time Warner Inc. spun off its ownership of Time Inc. by distributing one share of Time Inc. common stock (Time Common) for every eight shares of TW Common held on the May 23, 2014 record date. As of June 30, 2014, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common), 0.045455 share of AOL Inc. common stock (AOL Common) and 0.0625 share of Time Common.  On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common, AOL Common and Time Common that we own or from other sources. We own shares of TW Common, TWC Common, AOL Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common, AOL Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common, AOL Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on June 30, 2014, deferred taxes of approximately $360 million would have been payable in 2014.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of June 30, 2014, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Prior to its IPO, Enable was obligated to distribute 100% of its distributable cash (as such term was defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. During the three months ended June 30, 2014, CERC Corp. received a cash distribution of approximately $90 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the first quarter of 2014. CERC Corp. expects to receive a cash distribution of approximately $13 million with respect to the period commencing April 1, 2014 and ending on April 15, 2014, the date immediately prior to the completion of Enable's IPO. Following its IPO, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On July 25, 2014, Enable declared a quarterly cash distribution of $0.2464 per unit on all of its outstanding common and subordinated units for the quarter ended June 30, 2014, which amount was adjusted for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period. The distribution equates to $0.2950 per unit on a full-quarter basis. Accordingly, CERC Corp. expects to receive an additional cash distribution of approximately $58 million from Enable in the third quarter of 2014 to be made with respect to the remainder of the second quarter of 2014.

Dodd-Frank Swaps Regulation

We use derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on our operating results and cash flows. Following enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement Dodd-Frank’s changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations.  The CFTC regulations are intended to implement new reporting and record keeping requirements related to their swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most, if not all, of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the Commodity Exchange Act made as a result of Dodd-Frank and the CFTC’s implementing regulations could increase the cost of entering into new swaps.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2014, the recorded fair value of our non-trading energy derivatives was a net asset of $24 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their June 30, 2014 levels would have decreased the fair value of our non-trading energy derivatives net asset by $6 million.

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

Interest Rate Risk

As of June 30, 2014, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

At June 30, 2014 and December 31, 2013, our floating-rate obligations aggregated $41 million and $118 million, respectively.

At June 30, 2014 and December 31, 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.3 billion and $8.1 billion, respectively, in carrying amount and having a fair value of $9.1 billion and $8.6 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $240 million if interest rates were to decline by 10% from their levels at June 30, 2014. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $147 million at June 30, 2014 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $25 million if interest rates were to decline by 10% from levels at June 30, 2014. Changes in the fair value of the derivative component, a $462 million recorded liability at June 30, 2014, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2014 levels, the fair value of the derivative component liability would increase by approximately $10 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common, 0.6 million shares of AOL Common and 0.9 million shares of Time Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2014 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash" and "— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2013 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2013 Form 10-K and First Quarter Form 10-Q.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2014 and 2013 was 2.90 and 2.33, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2014	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: August 6, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2014	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document