Form 10-Q
period 2014-09-30
CENTERPOINT ENERGY INC
filed 2014-11-05
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

As of October 22, 2014, CenterPoint Energy, Inc. had 429,795,830 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	changes in technology, particularly with respect to efficient battery storage or emergence or growth of new, developing or alternative sources of generation;

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including

ii

indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the ability of retail electric providers (REPs), including REP affiliates of NRG, Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	our ability to invest planned capital;

•	the investment performance of our pension and postretirement benefit plans;

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

◦
the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and natural gas liquids (NGLs), the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$1,807	$1,640	$6,854	$5,922

Expenses:
Natural gas	702	637	3,625	2,741
Operation and maintenance	493	422	1,441	1,352
Depreciation and amortization	293	248	784	741
Taxes other than income taxes	86	89	290	289
Total	1,574	1,396	6,140	5,123
Operating Income	233	244	714	799

Other Income (Expense):
Gain on marketable securities	31	54	73	158
Loss on indexed debt securities	(22)	(42)	(29)	(120)
Interest and other finance charges	(88)	(86)	(261)	(269)
Interest on transition and system restoration bonds	(30)	(32)	(90)	(101)
Equity in earnings of unconsolidated affiliates, net	79	80	241	122
Other, net	10	11	28	17
Total	(20)	(15)	(38)	(193)

Income Before Income Taxes	213	229	676	606
Income tax expense	70	78	241	408
Net Income	$143	$151	$435	$198

Basic Earnings Per Share	$0.33	$0.35	$1.01	$0.46

Diluted Earnings Per Share	$0.33	$0.35	$1.01	$0.46

Dividends Declared Per Share	$0.2375	$0.2075	$0.7125	$0.6225

Weighted Average Shares Outstanding, Basic	430	429	430	428

Weighted Average Shares Outstanding, Diluted	432	431	431	431

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$143	$151	$435	$198
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1, $2, $4 and $5)	2	3	5	8
Total	2	3	5	8
Comprehensive income	$145	$154	$440	$206

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents ($212 and $207 related to VIEs, respectively)	$230	$208
Investment in marketable securities	840	767
Accounts receivable ($99 and $60 related to VIEs, respectively), less bad debt reserve of $22 and $28, respectively	712	851
Accrued unbilled revenues	174	398
Natural gas inventory	253	140
Materials and supplies	156	145
Non-trading derivative assets	34	24
Prepaid expenses and other current assets ($49 and $41 related to VIEs, respectively)	177	125
Total current assets	2,576	2,658

Property, Plant and Equipment:
Property, plant and equipment	14,975	14,138
Less: accumulated depreciation and amortization	4,770	4,545
Property, plant and equipment, net	10,205	9,593

Other Assets:
Goodwill	840	840
Regulatory assets ($2,824 and $3,179 related to VIEs, respectively)	3,372	3,726
Notes receivable - affiliated companies	363	363
Non-trading derivative assets	17	10
Investment in unconsolidated affiliates	4,525	4,518
Other	150	162
Total other assets	9,267	9,619

Total Assets	$22,048	$21,870

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2014	December 31, 2013
Current Liabilities:
Short-term borrowings	$80	$43
Current portion of VIE transition and system restoration bonds long-term debt	370	354
Indexed debt	149	143
Current portion of other long-term debt	203	—
Indexed debt securities derivative	483	455
Accounts payable	441	689
Taxes accrued	139	184
Interest accrued	110	124
Non-trading derivative liabilities	11	17
Accumulated deferred income taxes, net	649	608
Other	373	402
Total current liabilities	3,008	3,019

Other Liabilities:
Accumulated deferred income taxes, net	4,606	4,542
Non-trading derivative liabilities	2	4
Benefit obligations	718	802
Regulatory liabilities	1,237	1,152
Other	207	205
Total other liabilities	6,770	6,705

Long-term Debt:
VIE transition and system restoration bonds	2,736	3,046
Other	5,061	4,771
Total long-term debt	7,797	7,817

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (429,795,830 shares and 428,798,446 shares outstanding, respectively)	4	4
Additional paid-in capital	4,167	4,157
Retained earnings	387	258
Accumulated other comprehensive loss	(85)	(90)
Total shareholders’ equity	4,473	4,329

Total Liabilities and Shareholders’ Equity	$22,048	$21,870

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$435	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	741
Amortization of deferred financing costs	21	23
Deferred income taxes	94	356
Unrealized gain on marketable securities	(73)	(158)
Unrealized loss on indexed debt securities	29	120
Write-down of natural gas inventory	2	4
Equity in earnings of unconsolidated affiliates, net of distributions	(6)	(65)
Pension contributions	(94)	(89)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	348	173
Inventory	(126)	(111)
Taxes receivable	—	(53)
Accounts payable	(237)	(151)
Fuel cost recovery	(57)	105
Non-trading derivatives, net	(26)	(6)
Margin deposits, net	(13)	5
Interest and taxes accrued	(59)	(66)
Net regulatory assets and liabilities	53	78
Other current assets	23	21
Other current liabilities	(20)	(40)
Other assets	5	(2)
Other liabilities	29	36
Other, net	12	13
Net cash provided by operating activities	1,124	1,132

Cash Flows from Investing Activities:
Capital expenditures	(998)	(912)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(9)	13
Cash contribution to Enable	—	(38)
Proceeds from sale of marketable securities	—	9
Other, net	(19)	2
Net cash used in investing activities	(1,026)	(926)

Cash Flows from Financing Activities:
Increase in short-term borrowings, net	37	32
Proceeds from commercial paper, net	72	—
Proceeds from long-term debt	600	1,050
Payments of long-term debt	(477)	(1,455)
Debt issuance costs	(8)	(4)
Redemption of indexed debt securities	—	(8)
Payment of common stock dividends	(306)	(267)
Other, net	6	19
Net cash used in financing activities	(76)	(633)

Net Increase (Decrease) in Cash and Cash Equivalents	22	(427)
Cash and Cash Equivalents at Beginning of Period	208	646
Cash and Cash Equivalents at End of Period	$230	$219

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$338	$394
Income taxes, net	157	77
Non-cash transactions:
Accounts payable related to capital expenditures	63	83
Formation of Enable	—	4,252
Exercise of SESH put to Enable	196	—

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own an interest in Enable Midstream Partners, LP (Enable) as described in Note 7. As of September 30, 2014, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of September 30, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of September 30, 2014, CenterPoint Energy had variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(3) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2014		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$10	$—	$11	$—
Interest cost	25	5	22	5
Expected return on plan assets	(32)	(1)	(33)	(1)
Amortization of prior service cost	3	—	3	1
Amortization of net loss	11	—	15	2
Amortization of transition obligation	—	1	—	1
Net periodic cost	$17	$5	$18	$8

	Nine Months Ended September 30,
	2014		2013
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$31	$1	$33	$1
Interest cost	75	16	68	15
Expected return on plan assets	(94)	(5)	(101)	(5)
Amortization of prior service cost (credit)	8	(1)	7	1
Amortization of net loss	33	1	47	5
Amortization of transition obligation	—	4	—	5
Net periodic cost	$53	$16	$54	$22
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Pension and Postretirement Plans		Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(85)	$(127)	$(88)	$(132)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	1	1	2	2
Actuarial losses (1)	2	4	7	11
Total reclassifications from accumulated other comprehensive loss	3	5	9	13
Tax expense	(1)	(2)	(4)	(5)
Net current period other comprehensive income	2	3	5	8
Ending Balance	$(83)	$(124)	$(83)	$(124)
________________

(1)	These other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $96 million to its pension plans in 2014, of which approximately $60 million and $94 million, respectively, was contributed during the three and nine months ended September 30, 2014.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2014, of which approximately $4 million and $12 million, respectively, was contributed during the three and nine months ended September 30, 2014.

(4) Regulatory Accounting

As of September 30, 2014, CenterPoint Energy has not recognized an allowed equity return of $456 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2014 and 2013, CenterPoint Houston recognized approximately $20 million and $15 million, respectively, of the allowed equity return not previously recognized. During the nine months ended September 30, 2014 and 2013, CenterPoint Houston recognized approximately $52 million and $35 million, respectively, of the allowed equity return not previously recognized.

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

CenterPoint Energy entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013, $16 million in 2013 - 2014 and $16 million in 2014 - 2015. In both 2013 and 2014, CenterPoint Energy also entered into a similar winter weather hedge for the CenterPoint Houston service territory, which each contained a bilateral dollar cap of $8 million. The swaps are based on ten-year normal weather. During both the three months ended September 30, 2014 and 2013, CenterPoint Energy recognized losses of $-0- related to these swaps. During the nine months ended September 30, 2014 and 2013, CenterPoint Energy recognized losses of $8 million and $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of September 30, 2014 and December 31, 2013, while the last two tables provide a breakdown of the related income statement impacts for the three and nine months ended September 30, 2014 and 2013.

Fair Value of Derivative Instruments
		September 30, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$45	$11
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	17	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	12
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	3	5
Indexed debt securities derivative	Current Liabilities	—	483
Total		$66	$511
_____________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 811 billion cubic feet (Bcf) or a net 34 Bcf long position.  Of the net long position, basis swaps constitute 126 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $38 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above.

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$46	$(12)	$34
Other Assets: Non-trading derivative assets	20	(3)	17
Current Liabilities: Non-trading derivative liabilities	(23)	12	(11)
Other Liabilities: Non-trading derivative liabilities	(5)	3	(2)
Total	$38	$—	$38
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$22	$11
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	(4)	(2)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(22)	(42)
Total		$(4)	$(33)

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$(74)	$24
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	110	(3)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(29)	(120)
Total		$7	$(99)
________________

(1)	The Gains (Losses) in Expenses: Natural Gas includes $-0- and $2 million during the three and nine months ended September 30, 2014, respectively, related to physical forwards purchased from Enable.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both September 30, 2014 and December 31, 2013 was $1 million.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both September 30, 2014 and December 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at both September 30, 2014 and December 31, 2013, $1 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. Currently, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.04 to $4.95 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 81%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2014, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2014

	(in millions)
Assets
Corporate equities	$843	$—	$—	$—	$843
Investments, including money market funds	57	—	—	—	57
Natural gas derivatives	4	51	11	(15)	51
Total assets	$904	$51	$11	$(15)	$951
Liabilities
Indexed debt securities derivative	$—	$483	$—	$—	$483
Natural gas derivatives	3	23	2	(15)	13
Total liabilities	$3	$506	$2	$(15)	$496
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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$4	$4	$3	$2
Total gains	6	2	6	5
Total settlements	(1)	(1)	1	(2)
Transfers into Level 3	—	—	(1)	—
Ending balance (1)	$9	$5	$9	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$6	$2	$7	$4
 ________________

(1)	CenterPoint Energy did not have significant Level 3 purchases, sales or transfers out of Level 3 during either the three or nine months ended September 30, 2014 or 2013.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$366	$363	$363
Financial liabilities:
Long-term debt	$8,370	$9,089	$8,171	$8,670

(7) Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting. Under the equity method, CenterPoint Energy will adjust its investment in Enable each period for contributions made, distributions received, CenterPoint Energy’s share of Enable’s comprehensive income and accretion of basis differences, as appropriate. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CenterPoint Energy’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at September 30, 2014, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 12, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CenterPoint Energy recorded interest income of $2 million and $2 million during the three months ended September 30, 2014 and 2013, respectively, and $6 million and $3 million during the nine months ended September 30, 2014 and 2013, respectively, for interest earned on or after the Closing Date and had interest receivable from Enable of $2 million and $4 million as of September 30, 2014 and December 31, 2013, respectively, on its notes receivable from Enable.

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

CenterPoint Energy billed Enable for reimbursement of transitional services, including the costs of seconded employees, $36 million and $42 million during the three months ended September 30, 2014 and 2013, respectively, and $118 million and $70 million during the nine months ended September 30, 2014 and 2013, respectively, under the Transition Agreements for transition services incurred on or after the Closing Date. Actual transitional services costs are recorded net of reimbursements received from Enable. Effective April 1, 2014, Enable’s general partner, CenterPoint Energy and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  CenterPoint Energy had accounts receivable from Enable of $17 million and $21 million as of September 30, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CenterPoint Energy. CenterPoint Energy did not transfer any employees to Enable at formation of the partnership or at any time during the period from the Closing Date through September 30, 2014. As of September 30, 2014, CenterPoint Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CenterPoint Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CenterPoint Energy for certain severance and termination costs related to the termination of CenterPoint Energy's seconded employees.

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

On May 30, 2014, CenterPoint Energy closed its 24.95% Put and contributed to Enable its 24.95% interest in SESH in exchange for 6,322,457 common units of Enable, which increased CenterPoint Energy’s limited partner interest in Enable from approximately 54.7% to approximately 55.4%. No cash payment was required to be made pursuant to the Enable formation agreements in connection with CenterPoint Energy’s exercise of the 24.95% Put. CenterPoint Energy accounted for the contribution of its 24.95% interest in SESH to Enable in exchange for common units of Enable as a non-monetary transaction of in-substance real estate equity method investments. As such, CenterPoint Energy recorded the 6,322,457 common units at the historical cost of the contributed 24.95% interest in SESH of $196 million and recorded no gain or loss in connection with its exercise of the 24.95% Put. As a result, CenterPoint Energy’s basis difference in Enable was reduced for the impact of its exercise of the 24.95% Put.

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $24 million and $42 million, during the three months ended September 30, 2014 and 2013, respectively, and $99 million and $70 million during the nine months ended September 30, 2014 and 2013, respectively, for transactions with Enable occurring on or after the Closing Date. CenterPoint Energy had accounts payable to Enable of $10 million and $22 million at September 30, 2014 and December 31, 2013, respectively, from such transactions.

As of September 30, 2014, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable consisting of 94,126,366 common units and 139,704,916 subordinated units and a 0.1% interest in SESH. The principal difference between Enable common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If Enable does not pay distributions on its subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. At the end of the subordination period, CenterPoint Energy’s subordinated units in Enable will be converted to common units in Enable on a one-for-one basis. On September 30, 2014, Enable’s common units closed at $24.64 per unit on the New York Stock Exchange.

Investment in Unconsolidated Affiliates:

	September 30, 2014	December 31, 2013
	(in millions)
Enable	$4,524	$4,319
SESH (1)	1	199
Total	$4,525	$4,518

(1)	On May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of September 30, 2014.

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Enable (1)	$79	$77	$236	$110
SESH (2)	—	3	5	12
Total	$79	$80	$241	$122

(1)	On May 1, 2013, CenterPoint Energy formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of September 30, 2014.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
	(in millions)
Operating revenues	$804	$796	$2,632	$1,298
Cost of sales, excluding depreciation and amortization	439	458	1,550	753
Operating income	151	132	452	207
Net income attributable to Enable	139	123	408	188

CenterPoint Energy's approximate interest	$76	$72	$230	$110
Basis difference accretion	3	5	6	—
CenterPoint Energy's equity in earnings, net	$79	$77	$236	$110

(1)
On May 1, 2013, CenterPoint Energy formed Enable with OGE and ArcLight. The amounts included in the table represent the three- and five- month periods ended September 30, 2013. Enable concluded that its formation was considered a business combination, in which the fair value of the consideration paid for Enogex, LLC (Enogex), the businesses contributed by OGE, was allocated to the assets acquired and liabilities assumed by Enable on the Closing Date. In the third quarter of 2013, Enable completed its valuation of Enogex, and Enogex's assets, liabilities and equity, and its related depreciation and amortization for the five-month period ended September 30, 2013, was accordingly adjusted to estimated fair value as of the Closing Date. CenterPoint Energy’s equity in earnings, net of basis difference, in the third quarter of 2013 was not materially different as a result of the final fair value determination.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Current assets	$520	$549
Non-current assets	11,172	10,683
Current liabilities	520	720
Non-current liabilities	2,346	2,331
Non-controlling interest	32	33
Enable partners' capital	8,794	8,148

CenterPoint Energy's ownership interest in Enable's partner capital	$4,870	$4,753
CenterPoint Energy's basis difference	(346)	(434)
CenterPoint Energy's investment in Enable	$4,524	$4,319

Distributions Received from Unconsolidated Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Enable (1)	$70	$36	$227	$36
SESH (2)	1	3	8	21
Total	$71	$39	$235	$57

(1)	On May 1, 2013, CenterPoint Energy formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of September 30, 2014.

(8) Goodwill

Goodwill by reportable business segment as of both September 30, 2014 and December 31, 2013 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

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

CenterPoint Energy performed its annual impairment test in the third quarter of 2014 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(9) Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value preferred stock. At September 30, 2014, 429,795,996 shares of CenterPoint Energy, Inc. common stock were issued and 429,795,830 shares were outstanding. At December 31, 2013, 428,798,612 shares of CenterPoint Energy, Inc. common stock were issued and 428,798,446 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both September 30, 2014 and December 31, 2013.

(10) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $80 million and $43 million as of September 30, 2014 and December 31, 2013, respectively.

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

Credit Facilities. On September 9, 2014, the revolving credit facilities of CenterPoint Energy, CenterPoint Houston and CERC Corp. were amended to, among other things, extend the maturity date of the commitments under the credit facilities from September 9, 2018 to September 9, 2019. The amendments also reduced the swingline and letter of credit sub-facilities under each credit facility, with total commitments under each credit facility remaining unchanged. As of September 30, 2014 and December 31, 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		September 30, 2014			December 31, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$190	$—	$6	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	600	—	—	—	—	—	118
Total	$2,100	$—	$10	$190	$—	$10	$118

CenterPoint Energy’s $1.2 billion revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at the London Interbank Offered Rate (LIBOR) plus 1.25% based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Energy’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Energy’s consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at LIBOR plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at LIBOR plus 1.50% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization.

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial covenants in their respective revolving credit facilities as of September 30, 2014.

(11) Income Taxes

The effective tax rate reported for the three months ended September 30, 2014 was 33%, compared to 34% for the same period in 2013. For the three months ended September 30, 2014, CenterPoint Energy recognized a tax benefit of $6 million related to the reversal of previously accrued taxes as a result of filing the 2013 federal income tax return. For the three months ended September 30, 2013, CenterPoint Energy recognized a tax benefit of $8 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles.

The effective tax rate reported for the nine months ended September 30, 2014 was 36%, compared to 67% for the same period in 2013. The higher effective tax rate for the nine months ended September 30, 2013 was primarily associated with the formation of Enable. As a result of the formation of Enable, a deferred tax liability of $225 million was recorded for the book-to-tax basis difference in CenterPoint Energy’s investment resulting from the goodwill that was contributed by CenterPoint Energy. In addition, CenterPoint Energy recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to Enable's formation.

CenterPoint Energy reported no uncertain tax liability as of September 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months. The consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the Internal Revenue Service (IRS). Tax years through 2011 have been audited and settled with the IRS. For 2014, CenterPoint Energy is a participant in the IRS's Compliance Assurance Process.

(12) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2014, minimum payment obligations for natural gas supply commitments are approximately $232 million for the remaining three months in 2014, $634 million in 2015, $557 million in 2016, $485 million in 2017, $434 million in 2018 and $180 million after 2018.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. The defendants filed an opening brief with the court on September 18, 2014. The plaintiffs’ brief is due on November 21, 2014, and the other defendants' reply brief is due on December 22, 2014. Four amicus briefs favorable to our co-defendants were filed by the United States, Interstate Natural Gas Association of America, et. al., Washington Legal Foundation and Noble America Corporation, et. al. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

At September 30, 2014, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of September 30, 2014, CERC had collected $6.5 million from insurance companies to be used for future environmental remediation.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $46 million as of September 30, 2014.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of September 30, 2014, CenterPoint Energy had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material.

(13) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except share and per share amounts)
Net income	$143	$151	$435	$198

Basic weighted average shares outstanding	429,796,000	428,628,000	429,580,000	428,389,000
Plus: Incremental shares from assumed conversions:
Stock options	—	97,000	—	93,000
Restricted stock	1,777,000	2,142,000	1,777,000	2,142,000
Diluted weighted average shares	431,573,000	430,867,000	431,357,000	430,624,000

Basic earnings per share:
Net income	$0.33	$0.35	$1.01	$0.46

Diluted earnings per share:
Net income	$0.33	$0.35	$1.01	$0.46

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

Financial data for business segments is as follows (in millions):

	For the Three Months Ended September 30, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$839	(1)	$—	$232
Natural Gas Distribution	375		7	(8)
Energy Services	589		15	6
Midstream Investments (3)	—		—	—
Other Operations	4		—	3
Eliminations	—		(22)	—
Consolidated	$1,807		$—	$233

	For the Three Months Ended September 30, 2013
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
Electric Transmission & Distribution	$745	(1)	$—	$239
Natural Gas Distribution	375		6	5
Energy Services	516		4	2
Midstream Investments (3)	—		—	—
Other Operations	4		—	(2)
Eliminations	—		(10)	—
Consolidated	$1,640		$—	$244

	For the Nine Months Ended September 30, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of September 30, 2014
Electric Transmission & Distribution	$2,166	(1)	$—	$482	$9,819
Natural Gas Distribution	2,379		22	184	5,059
Energy Services	2,298		66	43	882
Midstream Investments (3)	—		—	—	4,525
Other Operations	11		—	5	2,759	(4)
Eliminations	—		(88)	—	(996)
Consolidated	$6,854		$—	$714	$22,048

	For the Nine Months Ended September 30, 2013
	Revenues from External Customers		Net Intersegment Revenues		Operating Income (Loss)		Total Assets as of December 31, 2013
Electric Transmission & Distribution	$1,933	(1)	$—		$488		$9,605
Natural Gas Distribution	1,942		19		169		4,976
Energy Services	1,726		19		12		895
Interstate Pipelines	133	(2)	53	(2)	72	(2)	—
Field Services	178	(2)	18	(2)	73	(2)	—
Midstream Investments (3)	—		—		—		4,518
Other Operations	10		—		(15)		3,026	(4)
Eliminations	—		(109)		—		(1,150)
Consolidated	$5,922		$—		$799		$21,870

________________

(1)
Sales to affiliates of NRG in the three months ended September 30, 2014 and 2013 represented approximately $222 million and $202 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended September 30, 2014 and 2013 represented approximately $59 million and $52 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2014 and 2013 represented approximately $552 million and $494 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the nine months ended September 30, 2014 and 2013 represented approximately $140 million and $125 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)	Results reflected in the nine months ended September 30, 2013 represent only January 2013 through April 2013.

(3)
Midstream Investments reported equity earnings of $79 million from Enable and less than $1 million of equity earnings from CenterPoint Energy’s interest in SESH for the three months ended September 30, 2014. Midstream Investments reported equity earnings of $236 million from Enable and $5 million of equity earnings from CenterPoint Energy’s interest in SESH for the nine months ended September 30, 2014. Midstream Investments reported equity earnings of $77 million from Enable and $3 million of equity earnings from CenterPoint Energy’s interest in SESH for the three months ended September 30, 2013. Midstream Investments reported equity earnings of $110 million from Enable and $5 million of equity earnings from CenterPoint Energy’s interest in SESH for the five months ended September 30, 2013. Included in total assets of Midstream Investments as of September 30, 2014 and December 31, 2013 is $4,524 million and $4,319 million, respectively, related to CenterPoint Energy’s investment in Enable and $1 million and $199 million, respectively, related to CenterPoint Energy’s interest in SESH.

(4)
Included in total assets of Other Operations as of September 30, 2014 and December 31, 2013 are pension and other postemployment related regulatory assets of $594 million and $627 million, respectively.

(15) Subsequent Events

On October 21, 2014, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2375 per share of common stock payable on December 10, 2014, to shareholders of record as of the close of business on November 14, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

EXECUTIVE SUMMARY

Recent Events

Debt Matters. On September 9, 2014, our revolving credit facility and the revolving credit facilities of CenterPoint Houston and CERC Corp. were amended to, among other things, extend the maturity date of the commitments under the credit facilities from September 9, 2018 to September 9, 2019. The amendments also reduced the swingline and letter of credit sub-facilities under each credit facility, with total commitments under each credit facility remaining unchanged.
CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,807	$1,640	$6,854	$5,922
Expenses	1,574	1,396	6,140	5,123
Operating Income	233	244	714	799
Interest and Other Finance Charges	(88)	(86)	(261)	(269)
Interest on Transition and System Restoration Bonds	(30)	(32)	(90)	(101)
Equity in Earnings of Unconsolidated Affiliates, net	79	80	241	122
Other Income, net	19	23	72	55
Income Before Income Taxes	213	229	676	606
Income Tax Expense	70	78	241	408
Net Income	$143	$151	$435	$198

Basic Earnings Per Share	$0.33	$0.35	$1.01	$0.46

Diluted Earnings Per Share	$0.33	$0.35	$1.01	$0.46

Three months ended September 30, 2014 compared to three months ended September 30, 2013

We reported consolidated net income of $143 million ($0.33 per diluted share) for the three months ended September 30, 2014 compared to net income of $151 million ($0.35 per diluted share) for the same period in 2013. The decrease in net income of $8 million was primarily due to a $23 million decrease in the gain on our marketable securities, an $11 million decrease in operating income (discussed by segment below) and a $1 million decrease in equity earnings of unconsolidated affiliates, which were partially offset by a $20 million decrease in the loss on our indexed debt securities and an $8 million decrease in income tax expense (as discussed below).

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

We reported consolidated net income of $435 million ($1.01 per diluted share) for the nine months ended September 30, 2014 compared to net income of $198 million ($0.46 per diluted share) for the same period in 2013. The increase in net income of $237 million was primarily due to a $167 million decrease in income tax expense (as discussed below), a $119 million increase in equity earnings of unconsolidated affiliates, a $91 million decrease in the loss on our indexed debt securities and a $19 million decrease in interest expense, which were partially offset by an $85 million decrease in the gain on our marketable securities and an $85 million decrease in operating income (discussed by segment below).

Income Tax Expense

Our effective tax rate reported for the three months ended September 30, 2014 was 33%, compared to 34% for the same period in 2013. For the three months ended September 30, 2014, we recognized a tax benefit of $6 million related to the reversal of previously accrued taxes as a result of filing the 2013 federal income tax return. For the three months ended September 30, 2013, we recognized a tax benefit of $8 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles.

Our effective tax rate reported for the nine months ended September 30, 2014 was 36%, compared to 67% for the same period in 2013. The higher effective tax rate for the nine months ended September 30, 2013 was primarily associated with the formation of Enable. As a result of the formation of Enable, a deferred tax liability of $225 million was recorded for the book-to-tax basis difference in our investment resulting from the goodwill that was contributed. In addition, we recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes related to Enable's formation.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for the three and nine months ended September 30, 2014 and 2013.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Electric Transmission & Distribution	$232	$239	$482	$488
Natural Gas Distribution	(8)	5	184	169
Energy Services	6	2	43	12
Interstate Pipelines	—	—	—	72	(1)
Field Services	—	—	—	73	(1)
Other Operations	3	(2)	5	(15)
Total Consolidated Operating Income	$233	$244	$714	$799
______________
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

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Electric transmission and distribution utility	$660	$600	$1,716	$1,534
Transition and system restoration bond companies	179	145	450	399
Total revenues	839	745	2,166	1,933
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	319	256	907	740
Depreciation and amortization, excluding transition and system restoration bond companies	83	80	247	238
Taxes other than income taxes	56	57	170	169
Transition and system restoration bond companies	149	113	360	298
Total expenses	607	506	1,684	1,445
Operating Income	$232	$239	$482	$488

Operating Income:
Electric transmission and distribution utility	$202	$207	$392	$387
Transition and system restoration bond companies (1)	30	32	90	101
Total segment operating income	$232	$239	$482	$488

Throughput (in gigawatt-hours (GWh)):
Residential	9,737	9,945	22,000	21,736
Total	24,802	24,410	63,129	61,544

Number of metered customers at end of period:
Residential	2,018,858	1,973,270	2,018,858	1,973,270
Total	2,284,202	2,234,041	2,284,202	2,234,041
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our Electric Transmission & Distribution business segment reported operating income of $232 million for the three months ended September 30, 2014, consisting of $202 million from the regulated electric transmission and distribution utility (TDU) and $30 million related to transition and system restoration bond companies (Bond Companies). For the three months ended September 30, 2013, operating income totaled $239 million, consisting of $207 million from the TDU and $32 million related to Bond Companies. TDU operating income decreased $5 million primarily due to increased labor and support services costs ($9 million), an adjustment to our claims liability reserve ($6 million) and decreased usage ($11 million), primarily due to milder weather, which were partially offset by customer growth ($10 million) from the addition of over 50,000 new customers, higher equity returns ($7 million) primarily related to true-up proceeds and increased right-of-way revenues ($6 million). Increased transmission costs of $47 million were largely offset by increased transmission revenue.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our Electric Transmission & Distribution business segment reported operating income of $482 million for the nine months ended September 30, 2014, consisting of $392 million from TDU and $90 million related to Bond Companies. For the nine months ended September 30, 2013, operating income totaled $488 million, consisting of $387 million from the TDU and $101 million related to Bond Companies. TDU operating income increased $5 million primarily due to customer growth ($24 million) from the addition of over 50,000 new customers and higher equity returns ($20 million) primarily related to true-up proceeds, which were partially offset by increased labor and support services costs ($15 million), an adjustment to our claims liability reserve ($6 million), increased other operation and maintenance expenses ($7 million, excluding $139 million of higher transmission costs largely offset by increased transmission revenue), increased depreciation expense ($9 million) and decreased usage ($2 million), primarily due to milder weather.

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$382	$381	$2,401	$1,961
Expenses:
Natural gas	142	142	1,432	1,066
Operation and maintenance	169	158	524	488
Depreciation and amortization	52	47	149	138
Taxes other than income taxes	27	29	112	100
Total expenses	390	376	2,217	1,792
Operating Income (Loss)	$(8)	$5	$184	$169

Throughput (in billion cubic feet (Bcf)):
Residential	12	12	140	117
Commercial and industrial	46	49	197	191
Total Throughput	58	61	337	308

Number of customers at end of period:
Residential	3,077,633	3,045,701	3,077,633	3,045,701
Commercial and industrial	246,789	242,587	246,789	242,587
Total	3,324,422	3,288,288	3,324,422	3,288,288

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our Natural Gas Distribution business segment reported an operating loss of $8 million for the three months ended September 30, 2014 compared to operating income $5 million for the three months ended September 30, 2013. Operating income decreased $13 million due to higher labor and support services costs ($8 million), increased pipeline integrity work ($2 million), increased depreciation and other taxes ($6 million) and increased other operation and maintenance expenses ($2 million). These increases were partially offset by rate increases ($3 million) and increased economic activity across our footprint including the addition of approximately 36,000 customers ($2 million).  Decreased expense related to lower gross receipt taxes ($3 million) was offset by the related revenues.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our Natural Gas Distribution business segment reported operating income of $184 million for the nine months ended September 30, 2014 compared to $169 million for the nine months ended September 30, 2013. Operating income increased $15 million primarily due to rate increases ($27 million), increased usage resulting from colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($15 million), increased economic activity across our footprint including the addition of approximately 36,000 customers ($8 million) and increased miscellaneous revenues ($7 million).  These increases were partially offset by increased labor and support services costs ($18 million), higher depreciation ($9 million), higher bad debt expense ($4 million), an increase in other taxes ($5 million) and increased pipeline integrity work ($6 million).  Increased expense related to energy efficiency programs ($8 million) and increased expense related to higher gross receipt taxes ($7 million) were offset by the related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and nine months ended September 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$604	$520	$2,364	$1,745
Expenses:
Natural gas	582	503	2,280	1,693
Operation and maintenance	14	13	36	35
Depreciation and amortization	2	2	4	4
Taxes other than income taxes	—	—	1	1
Total expenses	598	518	2,321	1,733
Operating Income	$6	$2	$43	$12

Throughput (in Bcf)	140	134	463	433

Number of customers at end of period	17,900	17,537	17,900	17,537

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our Energy Services business segment reported operating income of $6 million for the three months ended September 30, 2014 compared to $2 million for the three months ended September 30, 2013. The increase in operating income of $4 million was primarily due to a $13 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $6 million for the same period of 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our Energy Services business segment reported operating income of $43 million for the nine months ended September 30, 2014 compared to $12 million for the nine months ended September 30, 2013. The increase in operating income of $31 million was primarily due to $15 million of improved margins resulting from optimization of existing gas transportation assets, reduced fixed costs, increased throughput and price volatility. The first nine months of 2014 included a $23 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $7 million for the same period of 2013.

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

The following table provides summary data of our historical Interstate Pipelines business segment for the three and nine months ended September 30, 2013 (in millions, except throughput data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013 (1)
Revenues	$—	$186
Expenses:
Natural gas	—	35
Operation and maintenance	—	51
Depreciation and amortization	—	20
Taxes other than income taxes	—	8
Total expenses	—	114
Operating Income	$—	$72

Equity in earnings of unconsolidated affiliates	$—	7

Transportation throughput (in Bcf)	—	482
______________
(1) Represents January 2013 through April 2013 results only.

Our Interstate Pipeline business segment reported operating income of $-0- and $72 million for the three and nine months ended September 30, 2013, respectively.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and nine months ended September 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $-0- and $7 million for the three and nine months ended September 30, 2013, respectively. Beginning May 1, 2013, equity earnings related to our interest in SESH and Enable are reported as components of equity income in our Midstream Investments segment.

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

The following table provides summary data of our historical Field Services business segment for the three and nine months ended September 30, 2013 (in millions, except throughput data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013 (1)
Revenues	$—	$196
Expenses:
Natural gas	—	54
Operation and maintenance	—	45
Depreciation and amortization	—	20
Taxes other than income taxes	—	4
Total expenses	—	123
Operating Income	$—	$73

Gathering throughput (in Bcf)	—	252
______________
(1) Represents January 2013 through April 2013 results only.

Our Field Services business segment reported operating income of $-0- and $73 million for the three and nine months ended September 30, 2013, respectively.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and nine months ended September 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

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

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013 (1)
Enable	$79	$77	$236	$110
SESH	—	3	5	5
Total	$79	$80	$241	$115

(1)	Represents our 58.3% limited partner interest in Enable and our 25.05% interest in SESH for the five months ended September 30, 2013.

Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$4	$4	$11	$10
Expenses	1	6	6	25
Operating Income (Loss)	$3	$(2)	$5	$(15)

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our Other Operations business segment reported operating income of $3 million for the three months ended September 30, 2014 compared to an operating loss of $2 million for the three months ended September 30, 2013. The increase in operating income of $5 million primarily resulted from decreased benefits expense ($2 million) and decreased other operating costs ($2 million).

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our Other Operations business segment reported operating income of $5 million for the nine months ended September 30, 2014 compared to an operating loss of $15 million for the nine months ended September 30, 2013. The increase in operating income of $20 million primarily related to the costs associated with the formation of Enable in 2013 ($12 million), decreased other operating costs ($6 million) and decreased benefits expense ($2 million).

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Cash provided by (used in):
Operating activities	$1,124	$1,132
Investing activities	(1,026)	(926)
Financing activities	(76)	(633)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2014 decreased $8 million compared to the same period in 2013 due primarily to decreased cash provided by fuel cost recovery ($162 million) and increased cash paid for income taxes ($80 million), which were partially offset by increased cash provided by net accounts receivable/payable ($89 million), decreased cash paid for interest ($56 million) and increased equity earnings, net of distributions ($59 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2014 increased $100 million compared to the same period in 2013 due primarily to increased capital expenditures ($86 million), increased restricted cash ($22 million) and decreased proceeds from the sale of marketable securities ($9 million), which were partially offset by decreased contributions to Enable ($38 million).

Cash Used in Financing Activities

Net cash used by financing activities in the first nine months of 2014 decreased $557 million compared to the same period in 2013 primarily due to decreased payments of long-term debt ($978 million) and increased net proceeds of commercial paper ($72 million), which were partially offset by decreased proceeds from long-term debt ($450 million) and increased payment of common stock dividends ($39 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations, and our natural gas transmission and distribution operations.  These capital expenditures relate to reliability, safety and system expansions.  Our principal cash requirements for the remaining three months of 2014 include the following:

•	capital expenditures of approximately $393 million;

•	scheduled principal payments on transition and system restoration bonds of $60 million;

•	contributions to pension plans aggregating approximately $2 million; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that invested cash, borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations, and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2014. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $46 million as of September 30, 2014.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of September 30, 2014, CenterPoint Energy had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's senior notes due 2019 and 2024. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

2008 Energy Efficiency Cost Recovery Factor (EECRF) Appeal. In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. CenterPoint Houston appealed the denial of the full 2008 performance bonus. CenterPoint Houston had also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to CenterPoint Houston’s 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission's appeal. As a result of the Texas Supreme Court’s decision, in April 2014, four separate proceedings were initiated, which were later consolidated into one proceeding, at the Texas Utility Commission to determine the amount CenterPoint Houston is to recover. In May 2014, parties to the proceeding entered into a unanimous stipulation agreeing to the amount to be recovered but not to the customer class recovery allocation. The parties agreed that CenterPoint Houston is to recover $7.5 million in performance bonus, $0.2 million in rate case expenses associated with appeals of the proceedings and at least $2.5 million in carrying costs, with final determination of carrying costs based on the timing of the decision regarding customer class recovery allocation. In August 2014, the Texas Utility Commission entered a final order approving $10.4 million with no change regarding customer class recovery allocation. The rates became effective October 15, 2014. Starting September 2011, CenterPoint Houston’s energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

2014 EECRF. On May 30, 2014, CenterPoint Houston filed an application for approval of an adjustment to its EECRF for 2015. CenterPoint Houston’s requested recovery is $51.4 million composed of approximately: (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of $16.2 million; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; and (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding. In September 2014, the parties signed a partial stipulation agreeing that CenterPoint Houston shall be allowed to recover the net of (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of between $15.8 million and $16.2 million, depending on the outcome of the one remaining contested issue relating to a bonus calculation; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding; and (6) an adjustment of $57,000 to exclude certain administrative costs.  The Texas Utility Commission is expected to rule on the partial settlement and decide the remaining contested issue in the fourth quarter of 2014. Upon approval, the effective date of the rate adjustment will be March 1, 2015.

Brazos Valley Connection Project. In July 2013, CenterPoint Houston and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston Region (Brazos Valley Connection, formerly referred to by CenterPoint Houston as the Houston Import Project).  In April 2014, ERCOT’s Board of Directors voted to endorse the Brazos Valley Connection and deemed the project critical for reliability.  The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. ERCOT deemed the approved project critical for reliability in the Houston region.  Also in April 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line.  Other transmission service providers were designated by ERCOT for the portion of the project from Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation.  As the owner of the originating and terminating substations of the entire project, CenterPoint Houston appealed that determination to the Texas Utility Commission in May 2014 and sought the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  On October 17, 2014, the Texas Utility Commission filed an order that denied CenterPoint Houston’s appeal and upheld the April 2014 ERCOT decision to split the project between CenterPoint Houston and other transmission service providers.  As a result, CenterPoint Houston estimates that its portion of the capital costs will be $300 million.  ERCOT has estimated that the cost of the entire project will be approximately $600 million.  CenterPoint Houston anticipates that its portion of the Brazos Valley Connection project will be completed by mid-2018.  Also in May 2014, several electric generators appealed the ERCOT Board of Directors’ April 2014 approval of the project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  A hearing on the May 2014 appeal by the electric generators was held in October 2014, but the Texas Utility Commission has not yet ruled on the appeal.

Gas Operations

Minnesota Rate Proceeding.  On August 2, 2013, our natural gas distribution business (Gas Operations) filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  In May 2014, the Minnesota Public Utility Commission (MPUC) entered an order approving a rate increase of $33 million based on a 9.59% ROE and a 52.6% equity ratio. The MPUC also authorized the implementation of a three-year pilot revenue decoupling mechanism with an effective date of July 1, 2015. Gas Operations anticipates final rates will be implemented in the fourth quarter of 2014. Since the adopted revenue increase is less than the interim revenue increase, a refund to customers, which has been accrued, is anticipated in the fourth quarter of 2014.

Arkansas Government Mandated Expenditure Surcharge Rider (GMESR).  On May 1, 2014, Gas Operations made a filing with the Arkansas Public Service Commission (APSC) requesting to increase revenue under its interim GMESR by an additional $1.8 million.  Interim rates were implemented upon filing and are subject to refund pending a final order from the APSC.

Louisiana Rate Stabilization Plan (RSP). Gas Operations made its 2014 Louisiana RSP filings with the Louisiana Public Service Commission on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized return of 10.25%.  The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized return of 10.5%. Gas Operations will begin billing the revised rates in December 2014 subject to refund.

Mississippi Rate Regulation Adjustment (RRA). On May 1, 2014, Gas Operations filed for a $4.1 million RRA with an adjusted ROE of 9.27%.  On August 5, 2014, the Mississippi Public Service Commission approved a joint stipulation for a revenue adjustment of $2.8 million, which included an adjustment to amortize over three years $0.5 million of expense incurred with the 2013 test year. New rates went into effect in September 2014.

Oklahoma Performance Based Rate Change (PBRC). In March 2014, Gas Operations made a PBRC filing for the 2013 calendar year proposing to increase revenues by $1.5 million. On July 3, 2014, the Oklahoma Corporation Commission approved a joint stipulation by Gas Operations and the intervening parties resulting in a rate increase of $0.3 million, which included an adjustment to amortize over five years $1.5 million of expense incurred within the 2013 test year. New rates went into effect on July 3, 2014.

Other Matters

Credit Facilities

On September 9, 2014, our revolving credit facility and the revolving credit facilities of CenterPoint Houston and CERC Corp. were amended to, among other things, extend the maturity date of the commitments under the credit facilities from September 9, 2018 to September 9, 2019. The amendments also reduced the swingline and letter of credit sub-facilities under each credit facility, with total commitments under each credit facility remaining unchanged. As of October 22, 2014, we had the following revolving credit facilities (in millions):

Date Executed	Company	Size of Facility	Amount Utilized at October 22, 2014 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$69	(2)	September 9, 2019
September 9, 2011	CenterPoint Houston	300	4	(3)	September 9, 2019
September 9, 2011	CERC Corp.	600	—		September 9, 2019
   ________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at September 30, 2014.

(2)	Includes $63 million of commercial paper and $6 million of outstanding letters of credit.

(3)	Represents outstanding letters of credit.

Our $1.2 billion revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 1.25% based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. The financial covenant limit will temporarily increase from 65% to 70% if CenterPoint Houston experiences damage from a natural disaster in its service territory and we certify to the administrative agent that CenterPoint Houston has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which CenterPoint Houston intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

CenterPoint Houston’s $300 million revolving credit facility can be drawn at LIBOR plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

CERC Corp.’s $600 million revolving credit facility can be drawn at LIBOR plus 1.5% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of September 30, 2014, there was $190 million of commercial paper outstanding under our $1.0 billion commercial paper program.

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

Temporary Investments

As of October 22, 2014, we had no temporary investments in money market funds.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of October 22, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2014, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2014, the amount posted as collateral aggregated approximately $18 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million, and less than $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $161 million as of September 30, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at September 30, 2014. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. On June 6, 2014, Time Warner Inc. spun off its ownership of Time Inc. by distributing one share of Time Inc. common stock (Time Common) for every eight shares of TW Common held on the May 23, 2014 record date. As of September 30, 2014, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common), 0.045455 share of AOL Inc. common stock (AOL Common) and 0.0625 share of Time Common.  On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common, AOL Common and Time Common that we own or from other sources. We own shares of TW Common, TWC Common, AOL Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common, AOL Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common, AOL Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on September 30, 2014, deferred taxes of approximately $362 million would have been payable in 2014. If all the TW Common, TWC Common, AOL Common and Time Common had been sold on September 30, 2014, capital gains taxes of approximately $247 million would have been payable in 2014.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of September 30, 2014, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Following its IPO in April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On October 24, 2014, Enable declared a quarterly cash distribution of $0.3025 per unit on all of its outstanding common and subordinated units for the quarter ended September 30, 2014. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $71 million from Enable in the fourth quarter of 2014 to be made with respect to CERC Corp.'s limited partner interest in Enable for the third quarter of 2014.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At September 30, 2014, the recorded fair value of our non-trading energy derivatives was a net asset of $38 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their September 30, 2014 levels would have decreased the fair value of our non-trading energy derivatives net asset by $8 million.

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

Interest Rate Risk

As of September 30, 2014, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

At September 30, 2014 and December 31, 2013, our floating-rate obligations aggregated $190 million and $118 million, respectively.

At September 30, 2014 and December 31, 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.2 billion and $8.1 billion, respectively, in carrying amount and having a fair value of $8.9 billion and $8.6 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $238 million if interest rates were to decline by 10% from their levels at September 30, 2014. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $149 million at September 30, 2014 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $25 million if interest rates were to decline by 10% from levels at September 30, 2014. Changes in the fair value of the derivative component, a liability recorded at $483 million at September 30, 2014, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2014 levels, the fair value of the derivative component would increase by approximately $10 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common, 0.6 million shares of AOL Common and 0.9 million shares of Time Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2014 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2014 and 2013 was 2.83 and 2.39, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2014	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
4.10	Third Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.1
4.11	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.2
4.12	Third Amendment to Credit Agreement, dated September 9, 2014 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 5, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2014	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
4.10	Third Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.1
4.11	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.2
4.12	Third Amendment to Credit Agreement, dated September 9, 2014 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document