Form 10-K
period 2014-12-31
CENTERPOINT ENERGY INC
filed 2015-02-26
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of  the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of CenterPoint Energy, Inc. (CenterPoint Energy) was $10,907,234,073 as of June 30, 2014, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 17, 2015, CenterPoint Energy had 429,802,703 shares of Common Stock outstanding. Excluded from the number of shares of Common Stock outstanding are 166 shares held by CenterPoint Energy as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2015 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

OUR BUSINESS

Overview

We are a public utility holding company. Our operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described below. Our indirect wholly owned subsidiaries include:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (NGD). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of December 31, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

Our reportable business segments are Electric Transmission & Distribution, Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. Substantially all of our former Interstate Pipelines business segment and Field Services business segment were contributed to Enable in May 2013. As a result, these business segments did not report operating results during 2014. From time to time, we consider the acquisition or the disposition of assets or businesses.

Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, we make available free of charge on our Internet website:

•	our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•	our Ethics and Compliance Code;

•	our Corporate Governance Guidelines; and

•	the charters of the audit, compensation and governance committees of our Board of Directors.

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

Electric Transmission & Distribution

CenterPoint Houston is a transmission and distribution electric utility that operates wholly within the state of Texas. Neither CenterPoint Houston nor any other subsidiary of CenterPoint Energy makes direct retail or wholesale sales of electric energy or owns or operates any electric generating facilities.

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

ERCOT Market Framework

CenterPoint Houston is a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies, such as CenterPoint Houston, are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of over 77,000 megawatts (MW) at December 31, 2014. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

Restructuring of the Texas Electric Market

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law). Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge as a rider to the utility’s tariff. CenterPoint Houston’s integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. Ultimately CenterPoint Houston was authorized to recover a total of approximately $5 billion in stranded costs, other charges and related interest.  Most of that amount was recovered through the issuance of transition bonds by special purpose subsidiaries of CenterPoint Houston.  The transition bonds are repaid through charges imposed on customers in CenterPoint Houston’s service territory.  As of December 31, 2014, approximately $2.6 billion aggregate principal amount of transition bonds were outstanding.

Customers

CenterPoint Houston serves nearly all of the Houston/Galveston metropolitan area. At December 31, 2014, CenterPoint Houston’s customers consisted of approximately 70 REPs, which sell electricity to over two million metered customers in CenterPoint Houston’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside CenterPoint Houston’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 37%, 38% and 39% of CenterPoint Houston’s transmission and distribution revenues in 2014, 2013 and 2012, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 10% of CenterPoint Houston’s transmission and distribution revenues in each of 2014, 2013 and 2012.  CenterPoint Houston’s aggregate billed receivables balance from REPs as of December 31, 2014 was $195 million.  Approximately 36% and 10% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. CenterPoint Houston does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In May 2012, CenterPoint Houston substantially completed the deployment of an advanced metering system (AMS), having installed approximately 2.2 million smart meters. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years and later reduced to six years as a result of U.S. Department of Energy (DOE) grant funds. The surcharge is currently set to expire in 2015 for residential customers and in 2016 to 2017 for non-residential customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

CenterPoint Houston is also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” (IG) which would provide on-demand data and information about the status of facilities on its system. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the DOE selected CenterPoint Houston for a $200 million grant to help fund its AMS and IG projects.  CenterPoint Houston received substantially all of the $200 million of grant funding from the DOE by 2011 and used $150 million of it to accelerate completion of its deployment of advanced meters to 2012. CenterPoint Houston is using the other $50 million from the grant for an initial deployment of an IG that covers approximately 12% of its service territory. The DOE-funded portion of the IG project is expected to be completed in 2015, and the capital portion of the IG project subject to partial funding by the DOE will cost approximately $140 million.

Competition

There are no other electric transmission and distribution utilities in CenterPoint Houston’s service area. In order for another provider of transmission and distribution services to provide such services in CenterPoint Houston’s territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in CenterPoint Houston’s service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in a reduction of demand for CenterPoint Houston’s electric distribution services but has not been a significant factor to date.

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

As of December 31, 2014, CenterPoint Houston had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $290 million held in trust to secure pollution control bonds that are not reflected in our consolidated financial statements because we are both the obligor on the bonds and the current owner of the bonds, (b) approximately $56 million held in trust to secure pollution control bonds that are not reflected on our financial statements because CenterPoint Houston is both the obligor on the bonds and the current owner of the bonds, and (c) approximately $118 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2014, CenterPoint Houston had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2014. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines - Overhead.  As of December 31, 2014, CenterPoint Houston owned 28,282 pole miles of overhead distribution lines and 3,719 circuit miles of overhead transmission lines, including 342 circuit miles operated at 69,000 volts, 2,161 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines - Underground.  As of December 31, 2014, CenterPoint Houston owned 22,435 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2014, CenterPoint Houston owned 236 major substation sites having a total installed rated transformer capacity of 57,477 megavolt amperes.

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

Natural Gas Distribution

CERC Corp.’s natural gas distribution business (NGD) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.4 million residential, commercial, industrial and transportation customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by NGD are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2014, approximately 42% of NGD’s total throughput was to residential customers and approximately 58% was to commercial and industrial and transportation customers.

The table below reflects the number of natural gas distribution customers by state as of December 31, 2014:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	381,800	48,521	430,321
Louisiana	230,990	17,076	248,066
Minnesota	762,736	69,089	831,825
Mississippi	111,638	12,618	124,256
Oklahoma	90,974	10,827	101,801
Texas	1,546,404	91,141	1,637,545
Total NGD	3,124,542	249,272	3,373,814

NGD also provides unregulated services in Minnesota consisting of residential appliance repair and maintenance services along with heating, ventilating and air conditioning (HVAC) equipment sales.

Seasonality

The demand for intrastate natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2014, approximately 71% of the total throughput of NGD’s business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation.  In 2014, NGD purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2014 included BP Energy Company/BP Canada Energy Marketing (15.8% of supply volumes), Tenaska Marketing Ventures (13.9%), Sequent Energy Management (9.0%), Cargill (7.4%), Macquarie Energy (6.4%), Kinder Morgan Tejas Pipeline/Kinder Morgan Texas Pipeline (6.3%), Conoco Phillips (5.2%), Centerpoint Energy Services (4.9%), Mieco (3.5%), and Munich Re Weather & Commodity Risk Holding (2.5%). Numerous other suppliers provided the remaining 25% of NGD’s natural gas supply requirements. NGD transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries and affiliates, under contracts with remaining terms, including extensions, varying from one to ten years. NGD anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

NGD actively engages in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with our physical gas suppliers. Its gas supply plans generally call for 50-75% of winter supplies to be stabilized in some fashion.

The regulations of the states in which NGD operates allow it to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to its customers under purchased gas adjustment provisions in its tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.

NGD uses various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather and may also supplement contracted supplies and storage from time to time with stored liquefied natural gas and propane-air plant production.

NGD owns and operates an underground natural gas storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.0 Bcf available for use during the heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns eight propane-air plants with a total production rate of 180,000 Dekatherms (DTH) per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns a liquefied natural gas plant facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72,000 DTH per day.

On an ongoing basis, NGD enters into contracts to provide sufficient supplies and pipeline capacity to meet its customer requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

NGD has entered into various asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.  Generally, these asset management agreements are contracts between NGD and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, NGD agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for NGD and to use the released capacity for other purposes when it is not needed for NGD. NGD is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization.  NGD has received approval from the state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma to retain a share of the asset management agreement proceeds. The agreements have varying terms, the longest of which expires in 2018.

Assets

As of December 31, 2014, NGD owned approximately 73,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by NGD, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which NGD receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

Competition

NGD competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end-users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass NGD’s facilities and market and sell and/or transport natural gas directly to commercial and industrial customers.

Energy Services

CERC offers variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities through CenterPoint Energy Services, Inc. (CES) and its subsidiary, CenterPoint Energy Intrastate Pipelines, LLC (CEIP).
In 2014, CES marketed approximately 631 Bcf of natural gas, related energy services and transportation to approximately 18,000 customers (including approximately 18 Bcf to affiliates) in 23 states. CES customers vary in size from small commercial customers to large utility companies.
CES offers a variety of natural gas management services to gas utilities, large industrial customers, electric generators, smaller commercial and industrial customers, municipalities, educational institutions and hospitals. These services include load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CES also offers a portfolio of physical delivery services designed to meet customers’ supply and price risk management needs. These customers are served directly, through interconnects with various interstate and intrastate pipeline companies, and portably, through our mobile energy solutions business.

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

Our risk control policy, which is overseen by our Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts, to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. The VaR limit within which CES currently operates, a $4 million maximum, is consistent with CES’ operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply. In 2014, CES’ VaR averaged $0.3 million with a high of $1.7 million.

Assets

CEIP owns and operates over 200 miles of intrastate pipeline in Louisiana and Texas. In addition, CES leases transportation capacity on various interstate and intrastate pipelines and storage to service its shippers and end-users.

Competition

CES competes with regional and national wholesale and retail gas marketers, including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

Midstream Investments

On March 14, 2013, we entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which we, OGE and ArcLight agreed to form Enable, initially a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to which Enable became the owner of substantially all of (i) CERC Corp.’s former Interstate Pipelines and Field Services businesses and (ii) Enogex LLC’s midstream assets, which were contributed by OGE and ArcLight.

On April 16, 2014, Enable completed its initial public offering (IPO) of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received $464 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. In connection with Enable’s IPO, a portion of our common units were converted into subordinated units. As of December 31, 2014, CERC Corp. held an approximate 55.4% limited partner interest in Enable (consisting of 94,126,366 common units and 139,704,916 subordinated units) and OGE held an approximate 26.3% limited partner interest in Enable (consisting of 42,832,291 common units and 68,150,514 subordinated units). Sales of more than 5% of our limited partner interest in Enable or sales by OGE of more than 5% of its limited partner interest in Enable are subject to mutual rights of first offer and first refusal.

Enable is controlled jointly by CERC Corp. and OGE as each own 50% of the management rights in the general partner of Enable. Sale of our ownership interests in Enable’s general partner to anyone other than an affiliate prior to May 1, 2016 is prohibited by Enable’s general partner’s limited liability company agreement.  Sale of our or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and we are not permitted to dispose of less than all of our interest in Enable’s general partner.

As of December 31, 2014, CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 45 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

Our investment in Enable and our 0.1% interest in Southeast Supply Header, LLC (SESH) are accounted for on an equity basis. Equity earnings associated with our interest in Enable and SESH are reported under the Midstream Investments segment.

Enable. Enable was formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. Enable serves current and emerging production areas in the United States, including several unconventional shale resource plays and local and regional end-user markets in the United States. Enable’s assets and operations are organized into two reportable segments: (i) gathering and processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for its producer customers, and (ii) transportation and storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers.

Enable’s natural gas gathering and processing assets are located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns a crude oil gathering business in the Bakken Shale formation of the Williston Basin that commenced initial operations in November 2013. Enable’s natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

As of December 31, 2014, Enable’s portfolio of energy infrastructure assets included approximately 11,900 miles of gathering pipelines, 12 major processing plants with approximately 2.1 billion cubic feet (Bcf) per day of processing capacity, approximately 7,900 miles of interstate pipelines (including SESH), approximately 2,300 miles of intrastate pipelines and eight storage facilities providing approximately 87.5 Bcf of storage capacity.

Enable’s Gathering and Processing segment. Enable provides gathering, compression, treating, dehydration, processing and natural gas liquids (NGL) fractionation for producers who are active in the areas in which Enable operates. Seven of Enable’s processing plants in the Anadarko basin are interconnected through its super-header system. Enable has configured this system to facilitate the flow of natural gas from western Oklahoma and the Wheeler County area in the Texas Panhandle to the Cox City, Thomas, McClure, Calumet, Clinton, South Canadian and Wheeler processing plants. Enable is currently constructing two cryogenic processing facilities that it plans to connect to the super-header system in Grady County, Oklahoma, which are expected to add 400 MMcf per day of natural gas processing capacity. The first of the two new plants (the Bradley Plant) is a 200 MMcf per day plant that is expected to be completed in the first quarter of 2015. The second plant (the Grady County Plant) is a 200 MMcf per day plant that is expected to be completed in the first quarter of 2016.

Enable’s gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. In the process of selling natural gas liquids (NGLs), Enable competes against other natural gas processors extracting and selling NGLs. Enable’s primary competitors are master limited partnerships who are active in the regions where it operates.

Enable’s Transportation and Storage segment. Enable provides fee-based interstate and intrastate transportation and storage services across nine states. Enable’s transportation and storage assets were designed and built to serve large natural gas and electric utility companies in its areas of operation. Enable owns and operates approximately 7,900 miles (including SESH) of interstate transportation pipelines. In addition, Enable owns and operates approximately 2,300 miles of intrastate transportation pipelines. Its natural gas assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. Enable also owns eight natural gas storage facilities in Oklahoma, Louisiana and Illinois with approximately 87.5 Bcf of aggregate storage capacity.

Enable’s interstate pipelines compete with other interstate and intrastate pipelines. Enable’s intrastate pipeline system competes with numerous interstate and intrastate pipelines, including several of the interconnected pipelines discussed above, as well as other natural gas storage facilities. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service.

SESH. CenterPoint Southeastern Pipelines Holding, LLC, a wholly owned subsidiary of CERC, owned a 0.1% interest in SESH as of December 31, 2014. SESH owns a 1.0 Bcf per day, 286-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in the third quarter of 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC.

On each of May 1, 2013 and May 30, 2014, we contributed a 24.95% interest in SESH to Enable. CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 0.1% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH.

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

As a public utility holding company, under the Public Utility Holding Company Act of 2005, we and our consolidated subsidiaries are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

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

For a discussion of certain of CenterPoint Houston’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters — CenterPoint Houston” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

State and Local Regulation – Natural Gas Distribution

In almost all communities in which NGD provides natural gas distribution services, it operates under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 10 to 30 years, although franchises in Arkansas are perpetual. NGD expects to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

Substantially all of NGD is subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and those municipalities served by NGD that have retained original jurisdiction. In certain of its jurisdictions, NGD has in effect annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.

For a discussion of certain of NGD’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters — CERC” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

We anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CERC’s natural gas distribution companies and verification of records on maximum allowable operating pressure will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs we incur. Implementation of the 2011 Act by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact our compliance costs. In addition, we may be subject to DOT’s enforcement actions and penalties if we fail to comply with pipeline regulations. Please also see the discussion under “— Midstream Investments — Safety and Health Regulation” below.

Midstream Investments - Rate and Other Regulation

Federal, state, and local regulation of pipeline gathering and transportation services may affect certain aspects of Enable’s business and the market for its products and services.

Interstate Natural Gas Pipeline Regulation

Enable’s interstate pipeline systems — Enable Gas Transmission, LLC (EGT), Enable-Mississippi River Transmission, LLC (MRT) and SESH — are subject to regulation by FERC under the Natural Gas Act of 1938 (NGA) and are considered natural gas companies. Natural gas companies may not charge rates that have been determined to be unjust or unreasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Under the NGA, the rates for service on Enable’s interstate facilities must be just and reasonable and not unduly discriminatory. Generally, the maximum filed recourse rates for interstate pipelines are based on the pipeline’s cost of service including recovery of and a return on the pipeline’s actual prudent investment cost. Key determinants in the ratemaking process are costs of providing service, allowed rate of return, volume throughput and contractual capacity commitment assumptions. Enable’s interstate pipelines business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions. Tariff changes can only be implemented upon approval by the FERC.

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

Midstream Investments - Safety and Health Regulation

Certain of Enable’s facilities are subject to pipeline safety regulations. PHMSA regulates safety requirements in the design, construction, operation and maintenance of jurisdictional natural gas and hazardous liquid pipeline facilities. All natural gas transmission facilities, such as Enable’s interstate natural gas pipelines, are subject to PHMSA’s pipeline safety regulations, but natural gas gathering pipelines are subject to the pipeline safety regulations only to the extent they are classified as regulated gathering pipelines. In addition, several NGL pipeline facilities and crude oil pipeline facilities are regulated as hazardous liquids pipelines. Pursuant to various federal statutes, including the Natural Gas Pipeline Safety Act of 1968 (NGPSA) the DOT, through PHMSA, regulates pipeline safety and integrity. NGL and crude oil pipelines are subject to regulation by PHMSA under the Hazardous Liquid Pipeline Safety Act which requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. PHMSA has developed regulations that require natural gas pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high consequence areas (HCAs). Although many of Enable’s pipeline facilities fall within a class that is currently not subject to these integrity management requirements, Enable may incur significant costs and liabilities associated with repair, remediation, preventive or mitigating measures associated with its non-exempt pipelines. Additionally, should Enable fail to comply with DOT or comparable state regulations, it could be subject to penalties and fines. If future DOT pipeline integrity management regulations were to require that Enable expand its integrity managements program to currently unregulated pipelines, including gathering lines, its costs associated with compliance may have a material effect on its operations.

ENVIRONMENTAL MATTERS

Our operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas distribution systems, electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations;

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to, among other activities:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	clean or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of material current environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with these environmental laws and regulations.

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.  Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although the adoption of new legislation is uncertain, action by the EPA to impose new standards and reporting requirements regarding GHG emissions continues.  On January 14, 2015, the EPA announced that it will issue a proposed rule in the summer of 2015 and a final rule in 2016 setting standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. As part of the same announcement, PHMSA stated that it will propose natural gas pipeline safety standards in 2015 that are expected to reduce methane emissions. Furthermore, in December 2014, the EPA proposed changes to its GHG reporting rule that would require additional reporting from natural gas transmission pipelines. In addition, many states and regions of the United States have begun to regulate GHGs. CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect CERC and its natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and Enable’s businesses could experience lower revenues.  On the other hand, warmer temperatures in our electric service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity or natural gas to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations and the operations of Enable are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. We may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

The EPA continues to adopt amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule), the most recent being January 14, 2013.  On August 29, 2013, the EPA announced that it was reconsidering three issues related to the RICE MACT rule, but on August 15, 2014, the EPA determined that it would not propose any changes to the regulations at this time. Compressors and back up electrical generators used by our Natural Gas Distribution segment, and back up electrical generators used by our Electric Transmission & Distribution segment, are generally compliant with existing regulations.

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

As of December 31, 2014, CERC had recorded a liability of $7 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $5 million to $29 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. As of December 31, 2014, CERC had collected $4 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. We and CERC do not expect the ultimate outcome of these investigations to have a material adverse effect on the financial condition, results of operations or cash flows of either us or CERC.

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

EMPLOYEES

As of December 31, 2014, we had 8,540 full-time employees, 1,113 of which were seconded to Enable and included below under the Midstream Investments business segment. As of January 1, 2015, following the transfer of substantially all of the previously seconded employees to Enable, we had 7,427 full-time employees, none of which were seconded to Enable.  The following table sets forth the number of our employees by business segment as of December 31, 2014:

Business Segment	Number	Number Represented by Collective Bargaining Groups
Electric Transmission & Distribution	2,650	1,308
Natural Gas Distribution	3,343	1,185
Energy Services	125	—
Midstream Investments	1,113	—
Other Operations	1,309	127
Total	8,540	2,620

As of December 31, 2014, approximately 31% of our employees were covered by collective bargaining agreements. The collective bargaining agreements with the Gas Workers Local Union 340 and International Brotherhood of Electrical Workers Local 949 in Minnesota, which collectively cover approximately 8% of our employees, are scheduled to expire in April and December 2015, respectively. We believe we have good relationships with these bargaining units and expect to negotiate new agreements in 2015.

EXECUTIVE OFFICERS
(as of February 20, 2015)

Name	Age	Title
Milton Carroll	64	Executive Chairman
Scott M. Prochazka	49	President and Chief Executive Officer and Director
Gary L. Whitlock	65	Executive Vice President and Chief Financial Officer
Tracy B. Bridge	56	Executive Vice President and President, Electric Division
Joseph B. McGoldrick	61	Executive Vice President and President, Gas Division
William D. Rogers	54	Executive Vice President, Finance and Accounting
Dana C. O’Brien	47	Senior Vice President, General Counsel and Corporate Secretary
Sue B. Ortenstone	57	Senior Vice President and Chief Human Resources Officer

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

Scott M. Prochazka has served as a Director and President and Chief Executive Officer (CEO) of CenterPoint Energy since January 1, 2014. He previously served as Executive Vice President and Chief Operating Officer from July 2012 to December 2013; as Senior Vice President and Division President, Electric Operations from May 2011 to July 2012; as Division Senior Vice President, Electric Operations of CenterPoint Houston from February 2009 to May 2011; as Division Senior Vice President Regional Operations of CERC from February 2008 to February 2009; and as Division Vice President, Customer Service Operations from October 2006 to February 2008. He currently serves on the Boards of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP, Gridwise Alliance, Edison Electric Institute, American Gas Association and Greater Houston Partnership.

Gary L. Whitlock has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy since September 2002. Effective March 3, 2015, Mr. Whitlock will step down from this role and will continue to serve as a special adviser to the CEO. He served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy from July 2001 to September 2002. Mr. Whitlock served as the Vice President, Finance and Chief Financial Officer of Dow AgroSciences, a subsidiary of The Dow Chemical Company, from 1998 to 2001. He currently serves on the Board of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP.

Tracy B. Bridge has served as Executive Vice President and President, Electric Division since February 2014. He previously served as Senior Vice President and Division President, Electric Operations from September 2012 to February 2014; as Senior Vice President and Division President, Gas Distribution Operations from May 2011 to September 2012; as Division Senior Vice President - Support Operations from February 2008 to May 2011; and as Division Vice President Regional Operations of CERC from January 2007 to February 2008. He currently serves on the Board of Directors of the Greater Houston Chapter of the American Red Cross and on the Board of Directors of Rebuilding Together Houston.

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

William D. Rogers has served as Executive Vice President, Finance and Accounting since February 2015. Effective March 3, 2015, he will serve as Executive Vice President and Chief Financial Officer. Prior to joining CenterPoint Energy, Mr. Rogers was Vice President and Treasurer of American Water Works Company, Inc., the largest publicly traded U.S. water and wastewater utility company, from October 2010 to January 2015. Mr. Rogers was also the Chief Financial Officer of NV Energy, Inc., an investor-owned utility headquartered in Las Vegas serving approximately 1.5 million electric and gas customers in Nevada and with annual revenues of approximately $3.0 billion, from February 2007 to February 2010. He has previously served as NV Energy’s vice president of finance, risk and tax, as well as corporate treasurer. Before joining NV Energy in June 2005, Mr. Rogers was a managing director in capital markets at Merrill Lynch and prior to that in a similar role at JPMorgan Chase in New York.

Dana C. O’Brien has served as Senior Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since May 2014.  Before joining CenterPoint Energy, Ms. O’Brien was Chief Legal Officer and Chief Compliance Officer and a member of the executive board at CEVA Logistics, a Dutch-based logistics company, from August 2007 to April 2014.  She previously served as the general counsel at EGL, Inc. from October 2005 to July 2007 and Quanta Services, Inc. from January 2001 to October 2005. Ms. O’Brien serves as a director for the Association of Women Attorneys Foundation.

Sue B. Ortenstone has served as Senior Vice President and Chief Human Resources Officer of CenterPoint Energy since February 2014. Prior to joining CenterPoint Energy, Ms. Ortenstone was Senior Vice President and Chief Administrative Officer at Copano Energy from July 2012 to May 2013. Before joining Copano, she spent more than 30 years at El Paso Corporation and served most recently as Senior Vice President and then Executive Vice President and Chief Administrative Officer from November 2003 to May 2012. Ms. Ortenstone serves on the Advisory Board for Civil and Environmental Engineering, as well as the Industrial Advisory Board in the College of Engineering at the University of Wisconsin. She also serves on the Board of Trustees for Northwest Assistance Ministries of Houston.

Item 1A.	Risk Factors

We are a holding company that conducts all of our business operations through subsidiaries, primarily CenterPoint Houston and CERC. We also own interests in Enable, a publicly traded midstream master limited partnership jointly controlled by CERC Corp. and OGE. The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with the businesses conducted by our subsidiaries and our interests in Enable:

Risk Factors Associated with Our Consolidated Financial Condition

As a holding company with no operations of our own, we will depend on distributions from our subsidiaries and from Enable to meet our payment obligations, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.

We derive all of our operating income from, and hold all of our assets through, our subsidiaries, including our interests in Enable. As a result, we depend on distributions from our subsidiaries, including Enable, in order to meet our payment obligations. In general, our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit our subsidiaries’ ability to make payments or other distributions to us, and our subsidiaries could agree to contractual restrictions on their ability to make distributions. For a discussion of risks that may impact the amount of cash distributions we receive with respect to our interests in Enable, please read “- Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP - Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.”

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

As of December 31, 2014, we had $8.9 billion of outstanding indebtedness on a consolidated basis, which includes $3.0 billion of non-recourse transition and system restoration bonds. As of December 31, 2014, approximately $1.1 billion principal amount of this debt is required to be paid through 2017. This amount excludes principal repayments of approximately $1.2 billion on transition and system restoration bonds, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

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

As of December 31, 2014, CenterPoint Houston had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $290 million held in trust to secure pollution control bonds that are not reflected in our consolidated financial statements because we are both the obligor on the bonds and the current owner of the bonds, (b) approximately $56 million held in trust to secure pollution control bonds that are not reflected on our financial statements because CenterPoint Houston is both the obligor on the bonds and the current owner of the bonds, and (c) approximately $118 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2014, CenterPoint Houston had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. CenterPoint Houston may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2014. However, CenterPoint Houston has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

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

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States of America require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. For example, if Enable’s unit price, distributions or earnings decline for reasons including, but not limited to, continued declines in commodity prices and producer activity, and that decline is deemed to be other than temporary, we could determine that we are unable to recover the carrying value of our equity investment in Enable. The carrying value of CenterPoint Energy’s investment in Enable is $19.33 per unit. As of December 31, 2014, Enable’s common unit price closed at $19.39 (approximately $14 million above carrying value). The lowest close price for Enable’s common units in January 2015 was $17.34 (approximately $465 million below carrying value). If we determine that an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization.

Risk Factors Affecting Our Electric Transmission & Distribution Business

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

A significant portion of CenterPoint Houston’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Thus, CenterPoint Houston’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months. Unusually mild weather in the warmer months could diminish our results of operations and harm our financial condition. Conversely, extreme warm weather conditions could increase our results of operations in a manner that would not likely be annually recurring.

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

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. As of December 31, 2014, CenterPoint Houston did business with approximately 70 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which CenterPoint Houston can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and CenterPoint Houston thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of CenterPoint Houston’s billed receivables from REPs are from affiliates of NRG and Energy Future Holdings Corp. (Energy Future Holdings). CenterPoint Houston’s aggregate billed receivables balance from REPs as of December 31, 2014 was $195 million. Approximately 36% and 10% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In April 2014, Energy Future Holdings publicly disclosed that it and the substantial majority of its direct and indirect subsidiaries, excluding Oncor Electric Delivery Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments CenterPoint Houston had received from such REP.

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

The AMS deployed throughout CenterPoint Houston’s service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.

CenterPoint Houston has deployed an AMS throughout its service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside the control of CenterPoint Houston, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on CenterPoint Houston’s results of operations, financial condition and cash flows.

Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses

Rate regulation of CERC’s business may delay or deny CERC’s ability to earn a reasonable return and fully recover its costs.

CERC’s rates for NGD are regulated by certain municipalities and state commissions based on an analysis of its invested capital and its expenses in a test year. Thus, the rates that CERC is allowed to charge may not match its expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of CERC’s costs and enable CERC to earn a reasonable return on its invested capital.

CERC’s natural gas distribution and energy services businesses are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of CERC’s suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity and results of operations and financial condition.

CERC is subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials. Increases in natural gas prices might affect CERC’s ability to collect balances due from its customers and, for NGD, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into CERC’s tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which CERC operates, thereby resulting in decreased sales and revenues and (ii) increase the risk that CERC’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase CERC’s working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels. Additionally, a decrease in natural gas prices could increase the amount of collateral that CERC must provide under its hedging arrangements.

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

A substantial portion of CERC’s revenues is derived from natural gas sales. Thus, CERC’s revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months. Unusually mild weather in the winter months could diminish our results of operations and harm our financial condition. Conversely, extreme cold weather conditions could increase our results of operations in a manner that would not likely be annually recurring.

The states in which CERC provides regulated local gas distribution may, either through legislation or rules, adopt restrictions regarding organization, financing and affiliate transactions that could have significant adverse impacts on CERC’s ability to operate.

Proposals have been put forth in some of the states in which CERC does business to give state regulatory authorities increased jurisdiction and scrutiny over organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their affiliates that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally, they may impose record-

keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

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

Risk Factors Affecting Our Interests in Enable Midstream Partners, LP

We hold a substantial limited partnership interest in Enable (55.4% of Enable’s outstanding limited partnership interests as of December 31, 2014), as well as 50% of the management rights in Enable’s general partner and a 40% interest in the incentive distribution rights held by Enable’s general partner. Accordingly, our future earnings, results of operations, cash flows and financial condition will be affected by the performance of Enable, the amount of cash distributions we receive from Enable and the value of our interests in Enable. Factors that may have a material impact on Enable’s performance and cash distributions, and, hence, the value of our interests in Enable, include the risk factors outlined below, as well as the risks described elsewhere under “Risk Factors” that are applicable to Enable.

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

The amount of cash Enable has available for distribution to us depends primarily on its cash flow rather than on its profitability, which may prevent Enable from making distributions, even during periods in which Enable records net income.

The amount of cash Enable has available for distribution depends primarily upon its cash flows and not solely on profitability, which will be affected by non-cash items. As a result, Enable may make cash distributions during periods when it records losses for financial accounting purposes and may not make cash distributions during periods when it records net earnings for financial accounting purposes.

We are not able to exercise control over Enable, which entails certain risks.

Enable is controlled jointly by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of Enable. The board of directors of Enable’s general partner is composed of an equal number of directors appointed by OGE and by us, the president and chief executive officer of Enable’s general partner and three directors who are independent as defined under the independence standards established by the New York Stock Exchange. Accordingly, we are not able to exercise control over Enable.

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

Enable generates a substantial portion of its gross margins under long-term, fee-based agreements. For the year ended December 31, 2014, approximately 72% of Enable’s gross margin was generated from contracts that are fee-based and approximately 50% of its gross margin was attributable to fees associated with firm contracts or contracts with minimum volume commitment features. As these and other contracts expire, Enable may have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. Enable may be unable to obtain new contracts on favorable commercial terms, if at all. It also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of its contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with fixed-fee or fixed-margin contracts may desire to enter into contracts under different fee arrangements. To the extent Enable is unable to renew its existing contracts on terms that are favorable to it, if at all, or successfully manage its overall contract mix over time, its revenue, results of operations and distributable cash flow could be adversely affected.

Enable depends on a small number of customers for a significant portion of its firm transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its transportation and storage services and its consolidated financial position, results of operations and its ability to make cash distributions.

Enable provides firm transportation and storage services to certain key customers on its system. Its major transportation customers are affiliates of CenterPoint Energy, Laclede Group (Laclede), OGE, American Electric Power Company, Inc. (AEP) and XTO Energy Inc., an affiliate of Exxon Mobil Corporation.

The loss of all or even a portion of the interstate or intrastate transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable’s combined and consolidated financial position, results of operations and its ability to make cash distributions.

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

In addition, it may be more difficult to maintain or increase the current volumes on Enable’s gathering systems, as several of the formations in the unconventional resource plays in which it operates generally have higher initial production rates and steeper production decline curves than wells in more conventional basins. Should Enable determine that the economics of its gathering assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, Enable may reduce such capital expenditures, which could cause revenues associated with these assets to decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require Enable to incur higher maintenance capital expenditures relative to throughput over time, which will reduce its distributable cash flow.

Because of these and other factors, even if new reserves are known to exist in areas served by Enable’s assets, producers may choose not to develop those reserves. Reductions in drilling activity would result in Enable’s inability to maintain the current levels of throughput on its systems and could have a material adverse effect on its results of operations and distributable cash flow.

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

Enable’s business plan calls for extensive investment in capital improvements and additions. In Enable’s Form 10-K for the year ended December 31, 2014, Enable stated that it expects that its expansion capital expenditures could range from approximately $600 million to $800 million for the year ending December 31, 2015, not including opportunities currently under evaluation which could add up to an additional $300 million of expansion capital expenditures. For example, Enable is currently constructing two cryogenic processing facilities that it plans to connect to its super-header system in Grady County, Oklahoma, which Enable expects will add 400 MMcf/d of natural gas processing capacity. Enable expects that the first of the two new plants (the Bradley Plant) will be completed in the first quarter of 2015. Enable expects that the second plant (the Grady County Plant), a 200 MMcf/d plant, will be completed in the first quarter of 2016. Enable also plans to construct significant natural gas gathering and compression infrastructure to support producer activity in its growth areas, and Enable anticipates that in 2015 it will complete the construction of two crude gathering systems in North Dakota’s Bakken Shale formation with a combined capacity of 49,500 Bbl/d.

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

Enable’s keep-whole natural gas processing arrangements, which accounted for 7% of its natural gas processed volumes in 2014, expose it to fluctuations in the pricing spreads between NGL prices and natural gas prices. Under these arrangements, the processor processes raw natural gas to extract NGLs and pays to the producer the natural gas equivalent Btu value of raw natural gas received from the producer in the form of either processed natural gas or its cash equivalent. The processor is generally entitled to retain the processed NGLs and to sell them for its own account. Accordingly, the processor’s margin is a function of the difference between the value of the NGLs produced and the cost of the processed natural gas used to replace the natural gas equivalent Btu value of those NGLs. Therefore, if natural gas prices increase and NGL prices do not increase by a corresponding amount, the processor has to replace the Btu of natural gas at higher prices and processing margins are negatively affected.

Enable’s percent-of-proceeds and percent-of-liquids natural gas processing agreements accounted for 44% of its natural gas processed volumes in 2014. Under these arrangements, the processor generally gathers raw natural gas from producers at the wellhead, transports the natural gas through its gathering system, processes the natural gas and sells the processed natural gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the actual proceeds of the sale of processed natural gas, NGLs or both, or the expected proceeds based on an index price. Enable refers to contracts in which the processor shares in specified percentages of the proceeds from the sale of natural gas and NGLs as “percent-of-proceeds” arrangements, and contracts in which the processor receives proceeds from the sale of a percentage of the NGLs or the NGLs themselves as compensation for processing services as “percent-of-liquids” arrangements. These arrangements expose Enable to risks associated with the price of natural gas and NGLs.

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

In November 2013, Enable commenced operations on its initial crude oil gathering pipeline system, located in Dunn and McKenzie Counties in North Dakota within the Bakken Shale formation. Additionally in February 2014, Enable executed a crude oil gathering agreement to gather crude oil production through a new system in Williams and Mountrail Counties in North Dakota that is expected to commence operations in the first quarter of 2015. These facilities, with a combined capacity of 49,500 barrels per day, are the first crude oil gathering systems that Enable has built and operated. Other operators of gathering systems in the Bakken Shale formation may have more experience in the construction, operation and maintenance of crude oil gathering systems than Enable. This relative lack of experience may hinder Enable’s ability to fully implement its business plan in a timely and cost efficient manner, which, in turn, may adversely affect its results of operations and its ability to make cash distributions to unitholders.

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

As of December 31, 2014, approximately 56% of Enable’s contracted transportation firm capacity and 44% of its contracted storage firm capacity was subscribed under such “negotiated rate” contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies.

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

Enable’s joint venture arrangements may involve risks not otherwise present when operating assets directly, including, for example:

•	Enable’s joint venture partners may share certain approval rights over major decisions;

•	Enable’s joint venture partners may not pay their share of the joint venture’s obligations, leaving Enable liable for their shares of joint venture liabilities;

•	Enable may be unable to control the amount of cash we will receive from the joint venture;

•	Enable may incur liabilities as a result of an action taken by its joint venture partners;

•	Enable may be required to devote significant management time to the requirements of and matters relating to the joint ventures;

•	Enable’s insurance policies may not fully cover loss or damage incurred by both Enable and its joint venture partners in certain circumstances;

•	Enable’s joint venture partners may be in a position to take actions contrary to its instructions or requests or contrary to its policies or objectives; and

•	disputes between Enable and its joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue Enable’s joint ventures or to resolve disagreements with its joint venture partners could adversely affect its ability to transact the business that is the subject of such joint venture, which would in turn negatively affect Enable’s financial condition and results of operations. The agreements under which Enable formed certain joint ventures may subject it to various risks, limit the actions it may take with respect to the assets subject to the joint venture and require Enable to grant rights to its joint venture partners that could limit its ability to benefit fully from future positive developments. Some joint ventures require Enable to make significant capital expenditures. If Enable does not timely meet its financial commitments or otherwise does not comply with its joint venture agreements, its rights to participate, exercise operator rights or otherwise influence or benefit from the joint venture may be adversely affected. Certain of Enable’s joint venture partners may have substantially greater financial resources than Enable has and Enable may not be able to secure the funding necessary to participate in operations its joint venture partners propose, thereby reducing its ability to benefit from the joint venture.

Enable’s ability to grow is dependent on its ability to access external financing sources.

Enable expects that it will distribute all of its “available cash” to its unitholders. As a result, Enable is expected to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent Enable is unable to finance growth externally, Enable’s cash distribution policy will significantly impair its ability to grow. In addition, because Enable is expected to distribute all of its available cash, its growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

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

If Enable does not make acquisitions or is unable to make acquisitions on economically acceptable terms, its future growth will be adversely affected.

Enable’s growth strategy includes, in part, the ability to make acquisitions that result in an increase in its cash generated from operations. If Enable is unable to make these accretive acquisitions either because: (i) it is unable to identify attractive acquisition targets or it is unable to negotiate purchase contracts on acceptable terms, (ii) it is unable to obtain acquisition financing on economically acceptable terms, or (iii) it is outbid by competitors, then our future growth and ability to increase distributions will be adversely affected.

Enable’s debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2014, Enable had approximately $1.9 billion of long-term debt outstanding, excluding the premiums on their senior notes. Enable has $363 million of long-term notes payable-affiliated companies due to CERC Corp. Enable has a $1.4 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.1 billion was available as of December 31, 2014. As of January 31, 2015, Enable had the ability to issue up to $1.2 billion in commercial paper, subject to available borrowing capacity under its revolving credit facility and market conditions, to manage the timing of cash flows and fund short-term working capital deficits. As of January 31, 2015, $224 million was outstanding under Enable’s commercial paper program. Enable will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of Enable’s debt could have important consequences, including the following:

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Many of Enable’s customers commonly use hydraulic fracturing techniques in their drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, certain federal agencies have proposed additional laws and regulations to more closely regulate the hydraulic fracturing process. For example, in January 2015, the EPA indicated its intention to propose more stringent rules regulating methane and VOC emissions from hydraulic fracturing and other well completion activity. Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act (SDWA) and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. Other governmental agencies, including the U.S. Department of Energy and the EPA, have evaluated or are evaluating various other aspects of hydraulic fracturing such as the potential environmental effects of hydraulic fracturing on drinking water and groundwater.

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

Enable’s operations are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on Enable’s results of operations and ability to make cash distributions.

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

The FERC and state regulatory agencies also regulate other terms and conditions of the services Enable may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service Enable might propose or offer, the profitability of Enable’s pipeline businesses could suffer. If Enable were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit its profitability. Furthermore, competition from other pipeline systems may prevent Enable from raising its tariff rates even if regulatory agencies permit it to do so. The regulatory agencies that regulate Enable’s systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for Enable’s services or otherwise adversely affect its financial condition, results of operations and cash flows and its ability to make cash distributions.

A change in the jurisdictional characterization of some of Enable’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC under the NGA, but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of Enable’s facilities it considers to be gathering facilities, Enable believes that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and cash flows and its ability to make cash distributions. In addition, if any of Enable’s facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

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

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines and distribution systems, electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations, or attributable to former operations;

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

In common with other companies in its line of business that serve coastal regions, CenterPoint Houston does not have insurance covering its transmission and distribution system, other than substations, because CenterPoint Houston believes it to be cost prohibitive. In the future, CenterPoint Houston may not be able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in its regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, CenterPoint Houston may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

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

We and OGE currently have general liability and property insurance in place to cover certain of Enable’s facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of Enable’s operations. A natural disaster or other hazard affecting the areas in which Enable operates could have a material adverse effect on Enable’s operations. Enable is not fully insured against all risks inherent in its business. Enable currently has general liability and property insurance in place to cover certain of its facilities in amounts that Enable considers appropriate. Such policies are subject to certain limits and deductibles. Enable does not have business interruption insurance coverage for all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Enable’s facilities may not be sufficient to restore the loss or damage without negative impact on its results of operations and its ability to make cash distributions.

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

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $42 million as of December 31, 2014.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

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

Cyber-attacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows or the results of operations, financial condition and cash flows of Enable.

We and Enable are subject to cyber- and physical security risks related to breaches in the systems and technology used (i) to manage operations and other business processes and (ii) to protect sensitive information maintained in the normal course of business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system.  As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases.  Similarly, the distribution of natural gas to our customers and the gathering, processing and transportation of natural gas or other commodities from Enable’s gathering, processing and pipeline facilities, are dependent on communications among Enable’s facilities and with third-party systems that may be delivering natural gas or other commodities into or receiving natural gas and other products from Enable’s facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability or Enable’s ability to conduct operations and control assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, and subject us or Enable to possible legal claims and liability. Neither we nor Enable is fully insured against all cyber-security risks, any of which could have a material adverse effect on either our, or Enable’s, results of operations, financial condition and cash flows. In addition, electrical distribution and transmission facilities and gas distribution and pipeline systems may be targets of terrorist activities that could disrupt either our or Enable’s ability to conduct our respective businesses and have a material adverse effect on either our or Enable’s results of operations, financial condition and cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our business we collect and retain personally identifiable information of our customers, shareholders and employees. Our customers, shareholders and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, shareholder, employee or CenterPoint Energy data by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology system failures that impair our information technology infrastructure or disrupt normal business operations;

•
information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that materially and adversely affects our reputation or exposes us to legal claims; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, terrorism, pandemic health events or other similar occurrences.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Our success depends upon our ability to attract, effectively transition and retain key employees and identify and develop talent to succeed senior management.

We depend on our senior executive officers and other key personnel. Our success depends on our ability to attract, effectively transition and retain key personnel. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our strategies.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the most recent United Nations Climate Change Conference in Lima, Peru, in 2014. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  As a distributor and transporter of natural gas, or a consumer of natural gas in its pipeline and gathering businesses, CERC’s or Enable’s revenues, operating costs and capital requirements, as applicable, could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Houston’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

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

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

CenterPoint Energy has risks associated with aging infrastructure assets.  The age of certain of our assets may result in a need for replacement, or higher level of maintenance costs as a result of our risk based federal and state compliant integrity management programs.  Failure to achieve timely recovery of these expenses could adversely impact revenues and could result in increased capital expenditures or expenses.

The operation of our facilities depends on good labor relations with our employees.

Several of our businesses have entered into and have in place collective bargaining agreements with different labor unions. There are seven separate bargaining units in CenterPoint Energy, each with a unique collective bargaining agreement.  These contracts will be renegotiated over the next two years.  Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our businesses, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.

Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We expect that new technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures so that we can continue to provide cost-effective and reliable methods of energy delivery.

Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, our businesses, operating results and financial condition could be materially and adversely affected.

Our or Enable’s merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated.

From time to time, we and Enable have made and may continue to make acquisitions of businesses and assets. However, suitable acquisition candidates may not continue to be available on terms and conditions we or Enable, as the case may be, find acceptable. In addition, any completed or future acquisitions involve substantial risks, including the following:

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	we or Enable may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

•
we or Enable may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt ongoing businesses, distract management, divert resources and make it difficult to maintain current business standards, controls and procedures.

We are involved in numerous legal proceedings, the outcome of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

We are subject to numerous legal proceedings, the most significant of which are summarized in Footnote 14 of the Notes to the Consolidated Financial Statements. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with assurance. Final resolution of these matters may require additional expenditures over an extended period of time that may be in excess of established reserves and may have a material adverse effect on our financial results.

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

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 14(d) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 17, 2015, our common stock was held by approximately 35,327 shareholders of record. Our common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol “CNP.”

The following table sets forth the high and low closing prices of the common stock of CenterPoint Energy on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods.

	Market Price		Dividend Declared
	High	Low	Per Share
2014
First Quarter			$0.2375
January 3		$22.81
February 21	$24.48
Second Quarter			$0.2375
April 7		$23.39
June 30	$25.54
Third Quarter			$0.2375
July 1	$25.38
August 6		$23.56
Fourth Quarter			$0.2375
November 10	$25.38
December 15		$21.54

2013
First Quarter			$0.2075
January 8		$19.47
March 28	$23.96
Second Quarter			$0.2075
April 30	$24.68
June 20		$22.49
Third Quarter			$0.2075
August 1	$25.16
September 5		$22.76
Fourth Quarter			$0.2075
November 15	$25.07
December 13		$22.68

The closing market price of our common stock on December 31, 2014 was $23.43 per share.

The amount of future cash dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our board of directors considers relevant and will be declared at the discretion of the board of directors.

On January 22, 2015, our board of directors declared a regular quarterly cash dividend of $0.2475 per share, payable on March 10, 2015 to shareholders of record on February 13, 2015.

Repurchases of Equity Securities

During the quarter ended December 31, 2014, none of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.        Selected Financial Data

The following table presents selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2014		2013		2012	2011 (3)		2010
	(in millions, except per share amounts)
Revenues	$9,226		$8,106		$7,452	$8,450		$8,785
Equity in Earnings of Unconsolidated Affiliates	308	(1)	188	(2)	31	30		29
Income before Extraordinary Item	611		311		417	770		442
Extraordinary Item, net of tax	—		—		—	587		—
Net income	$611		$311		$417	$1,357		$442
Basic earnings per common share:
Income before Extraordinary Item	$1.42		$0.73		$0.98	$1.81		$1.08
Extraordinary Item, net of tax	—		—		—	1.38		—
Basic earnings per common share	$1.42		$0.73		$0.98	$3.19		$1.08
Diluted earnings per common share:
Income before Extraordinary Item	$1.42		$0.72		$0.97	$1.80		$1.07
Extraordinary Item, net of tax	—		—		—	1.37		—
Diluted earnings per common share	$1.42		$0.72		$0.97	$3.17		$1.07

Cash dividends declared per common share	$0.95		$0.83		$0.81	$0.79		$0.78
Dividend payout ratio	67%		114%		83%	44%	(4)	72%
Return on average common equity	14%		7%		10%	21%	(4)	15%
Ratio of earnings to fixed charges	2.79		2.42		2.29	2.96	(4)	2.08
At year-end:
Book value per common share	$10.58		$10.09		$10.09	$9.91		$7.53
Market price per common share	23.43		23.18		19.25	20.09		15.72
Market price as a percent of book value	221%		230%		191%	203%		209%
Total assets	$23,200		$21,870		$22,871	$21,703		$20,111
Short-term borrowings	53		43		38	62		53
Transition and system restoration bonds, including current maturities	3,046		3,400		3,847	2,522		2,805
Other long-term debt, including current maturities	5,758		4,914		5,910	6,603		6,624
Capitalization:
Common stock equity	34%		34%		31%	32%		25%
Long-term debt, including current maturities	66%		66%		69%	68%		75%
Capitalization, excluding transition and system restoration bonds:
Common stock equity	44%		47%		42%	39%		33%
Long-term debt, excluding transition and system restoration bonds, and including current maturities	56%		53%		58%	61%		67%
Capital expenditures	$1,402		$1,272		$1,188	$1,191		$1,462
___________________

(1)
As of December 31, 2014, we owned approximately 55.4% of the limited partner interest in Enable Midstream Partners, LP (Enable) and 0.1% of Southeast Supply Header, LLC (SESH), each an unconsolidated subsidiary, that we account for on an equity basis.

(2)
Following the formation of Enable on May 1, 2013, Enable owned substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in SESH. As of December 31, 2013, we owned approximately 58.3% of the limited partner interest in Enable.

(3)
2011 Income before Extraordinary Item includes a $224 million after-tax ($0.53 and $0.52 per basic and diluted share, respectively) return on true-up balance related to a portion of interest on the appealed true-up amount.

(4)	Calculated using Income before Extraordinary Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Background

We are a public utility holding company. Our operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described below. Our indirect wholly owned subsidiaries include:

•
CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of December 31, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

Business Segments

In this Management’s Discussion and Analysis, we discuss our results from continuing operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and certain critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on these segments of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject. Our electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution business segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. Our natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution business segment. The results of our Midstream Investments segment are dependent upon the results of Enable, which are driven primarily by the volume of natural gas that Enable gathers, processes and transports across its systems and other factors as discussed below under “- Factors Influencing Our Midstream Investments Segment.” A summary of our reportable business segments as of December 31, 2014 is set forth below:

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

Natural Gas Distribution

CERC owns and operates our regulated natural gas distribution business (NGD), which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3.4 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

Energy Services

CERC’s operations also include non-rate regulated natural gas sales to, and transportation services for, commercial and industrial customers in 23 states in the central United States.

Midstream Investments

We have a significant equity investment in Enable, an unconsolidated subsidiary that owns, operates and develops natural gas and crude oil assets. Our Midstream Investments segment includes equity earnings associated with the operations of Enable and a 0.1% interest in Southeast Supply Header, LLC (SESH) owned by CERC.

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

Performance of our Electric Transmission & Distribution and Natural Gas Distribution business segments is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis.  In 2012, we generally experienced normal weather in the summer months. However, every state in which we distribute natural gas had the warmest winter on record. In 2013, we experienced a colder than normal spring and very cold weather in November and December in Houston and all of the states in which we have gas customers. The cooler weather continued into 2014 and throughout the year, resulting in a colder than normal January and February and milder temperatures for the rest of the year, including the summer months, in the Houston area. Long term national trends indicate customers have reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed in some of the areas we serve.  In addition, in many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from a growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the regions’ economies continue to grow.  The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and gas distribution rates.

Our Energy Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While this business utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level, or

VaR, to avoid significant financial exposures.  In 2014, basis volatility created asset optimization revenues not experienced in many years and the extreme cold weather increased throughput and margin from our weather sensitive customers. Lower geographic and seasonal price differentials during 2013 and 2012 adversely affected results for this business segment.

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

We expect to make contributions to our pension plans aggregating approximately $66 million in 2015 and may need to make larger contributions in subsequent years. Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates for our Electric Transmission & Distribution business segment and NGD in Texas.

Factors Influencing Our Midstream Investments Segment
The results of our Midstream Investments segment are primarily dependent upon the results of Enable, which are driven primarily by the volume of natural gas that Enable gathers, processes and transports across its systems, which depends significantly on the level of production from natural gas wells connected to its systems across a number of U.S. mid-continent markets. Aggregate production volumes are affected by the overall amount of oil and gas drilling and completion activities, as production must be maintained or increased by new drilling or other activity, because the production rate of oil and gas wells declines over time.

Oil and gas producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas, NGLs and crude oil, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. Prices of natural gas, crude oil, and NGLs have historically experienced periods of significant volatility. Enable’s results are also impacted by commodity price differentials between receipt and delivery points on its systems across the various markets that it serves. Enable has attempted to mitigate the impact of commodity prices on its business by entering into hedges, focusing on contracting fee-based business, and converting existing commodity-based contracts to fee-based contracts. Recently, the prices of crude oil, NGLs and natural gas have declined significantly. Should lower commodity prices persist, Enable’s future volumes and cash flows may be negatively impacted. The level of drilling is expected to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.

Over the past several years, there has been a fundamental shift in U.S. natural gas and crude oil production towards tight gas formations and shale plays. The emergence of these plays and advancements in technology have been crucial factors that have allowed producers to efficiently extract significant volumes of natural gas, NGLs and crude oil. Recently, declining crude oil and natural gas liquids prices have resulted in current and anticipated decreases in crude oil and natural gas drilling activity. Should lower prices and producer activity persist for a sustained period, Enable’s future volumes and cash flows may be negatively impacted. To maintain and increase throughput volumes on its systems, Enable must continue to contract its capacity to shippers, including producers and marketers. Enable’s transportation and storage systems compete for customers based on the type of service a customer needs, operating flexibility, receipt and delivery points and geographic flexibility and available capacity and price. To maintain and increase Enable’s transportation and storage volumes, it must continue to contract its capacity to shippers, including producers, marketers, LDCs, power generators and industrial end-users.

Natural gas continues to be a critical component of energy supply and demand in the United States. Over the long term, Enable’s management believes that the prospects for continued natural gas demand are favorable and will be driven by population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation due to the low prices of natural gas and stricter government environmental regulations on the mining and burning of coal. According to the U.S. Energy Information Administration (EIA), demand for natural gas in the electric power sector is projected to increase from approximately 9.3 Tcf in 2012 to approximately 11.2 Tcf in 2040, with a portion of the growth attributable to the retirement of 50 gigawatts of coal-fired capacity by 2020. The EIA also projects that natural gas consumption in the industrial sector will be higher due to the rejuvenation of the industrial sector as it benefits from low natural gas prices. However, the EIA expects growth in natural gas consumption for power generation and in the industrial sector to be partially offset by decreased usage in the residential sector. Enable’s management believes that increasing consumption of natural gas over the long term will continue to drive demand for Enable’s natural gas gathering, processing, transportation and storage services.

Enable depends on access to the capital markets to fund expansion capital expenditures. Historically, unit prices of publicly traded midstream master limited partnerships have experienced periods of volatility. In addition, because Enable’s common units are yield-based securities, rising market interest rates could impact the relative attractiveness of Enable’s common units to investors. Capital market volatility could limit Enable’s ability to timely issue units or debt on satisfactory terms, or at all, which may limit its ability to expand its operations or make future acquisitions. Our Midstream Investments segment currently includes a 0.1% interest in SESH owned by CERC that may be contributed by CERC to Enable in the future, upon exercise of certain put or call rights under which CERC would contribute to Enable CERC’s retained interest in SESH.

Significant Events

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
In connection with its IPO, on March 25, 2014, Enable effected a 1 for 1.279082616 reverse unit split. Immediately following the unit split, CenterPoint Energy Resources Corp. (CERC Corp.) owned 227,508,825 common units, representing a 58.3% limited partner interest in Enable. Also in connection with Enable’s IPO, 139,704,916 of CERC Corp.’s common units were converted into subordinated units. The principal difference between Enable common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If Enable does not pay distributions on its subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. At the end of the subordination period, CenterPoint Energy’s subordinated units in Enable will be converted to common units in Enable on a one-for-one basis.
Subsequent to the IPO, Enable continues to be controlled jointly by CenterPoint Energy and OGE; each own 50% of the management rights in the general partner of Enable. CenterPoint Energy and OGE also own a 40% and 60% economic interest, respectively, in the incentive distribution rights held by the general partner of Enable.
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
In accordance with the Enable formation agreements, CenterPoint Energy had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CenterPoint Energy on May 1, 2013 (Closing Date), under which CenterPoint Energy would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CenterPoint Energy to Enable or from Enable to CenterPoint Energy, to the extent of changes in the value of SESH subject to certain restrictions. Specifically, the rights were and are exercisable with respect to (1) a 24.95% interest in SESH (24.95% Put), which closed on May 30, 2014 as discussed below and (2) a 0.1% interest in SESH, which may be exercised no earlier than June 2015 for 25,341 common units in Enable.
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
CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $130 million and $123 million, during the year ended December 31, 2014 and 2013, respectively, for transactions with Enable occurring on or after the Closing Date.

As of December 31, 2014, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable consisting of 94,126,366 common units and 139,704,916 subordinated units and a 0.1% interest in SESH. On December 31, 2014, Enable’s common units closed at $19.39 per unit on the New York Stock Exchange.
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
Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to CenterPoint Houston’s purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed.
On March 17, 2014, CenterPoint Houston issued $600 million principal amount of 4.50% General Mortgage Bonds due 2044. The proceeds from the sale of the bonds were used for general limited liability company purposes, including the repayment of short-term notes payable to affiliated companies.
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
CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable, including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•
problems with regulatory approval, construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

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

•	the ability of retail electric providers (REPs), including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	our ability to recruit, effectively transition and retain management and key employees;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	our ability to invest planned capital;

•	the investment performance of our pension and postretirement benefit plans;

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

◦
competitive conditions in the midstream industry, and actions taken by Enable’s customers and competitors, including the extent and timing of the entry of additional competition in the markets served by Enable;

◦
the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and natural gas liquids (NGLs), the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable’s interstate pipelines;

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	changes in tax status;

◦	access to growth capital;

◦	the availability and prices of raw materials for current and future construction projects; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the SEC.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Year Ended December 31,
	2014	2013	2012
Revenues	$9,226	$8,106	$7,452
Expenses	8,291	7,096	6,414
Operating Income	935	1,010	1,038
Gain on Marketable Securities	163	236	154
Loss on Indexed Debt Securities	(86)	(193)	(71)
Interest and Other Finance Charges	(353)	(351)	(422)
Interest on Transition and System Restoration Bonds	(118)	(133)	(147)
Equity in Earnings of Unconsolidated Affiliates	308	188	31
Step acquisition gain	—	—	136
Other Income, net	36	24	38
Income Before Income Taxes	885	781	757
Income Tax Expense	274	470	340
Net Income	$611	$311	$417

Basic Earnings Per Share	$1.42	$0.73	$0.98

Diluted Earnings Per Share	$1.42	$0.72	$0.97

2014 Compared to 2013

Net Income.  We reported net income of $611 million ($1.42 per diluted share) for 2014 compared to $311 million ($0.72 per diluted share) for the same period in 2013. The increase in net income of $300 million was primarily due to a $196 million decrease in income tax expense discussed below, a $120 million increase in equity earnings of unconsolidated affiliates, a $107 million decrease in the loss on our indexed debt securities, a $13 million decrease in interest expense and a $12 million increase in other income, which were partially offset by a $75 million decrease in operating income (discussed below by segment) and a $73 million decrease in the gain on our marketable securities.

Income Tax Expense.  We reported an effective tax rate of 31.0% and 60.2% for the years ended December 31, 2014 and 2013, respectively.  The effective tax rate of 31.0% for 2014 is primarily due to a $29 million tax benefit recognized upon completion of a tax basis balance sheet review and a $13 million reversal of previously accrued taxes as a result of final positions taken in the 2013 tax returns.  We determined the impact of the $29 million adjustment was not material to any prior period or the year ended December 31, 2014.  The effective tax rate of 60.2% for 2013 is primarily attributable to a net $196 million charge to deferred tax expense due to the formation of Enable. For more information, see Note 13 to our consolidated financial statements.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for 2014, 2013 and 2012. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2014	2013	2012
Electric Transmission & Distribution	$595	$607	$639
Natural Gas Distribution	287	263	226
Energy Services	52	13	(250)
Interstate Pipelines	—	72	207
Field Services	—	73	214
Other Operations	1	(18)	2
Total Consolidated Operating Income	$935	$1,010	$1,038

Electric Transmission & Distribution

The following tables provide summary data of our Electric Transmission & Distribution business segment, CenterPoint Houston, for 2014, 2013 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Electric transmission and distribution utility	$2,279	$2,063	$1,949
Transition and system restoration bond companies	566	507	591
Total revenues	2,845	2,570	2,540
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	1,251	1,045	942
Depreciation and amortization, excluding transition and system restoration bond companies	327	319	301
Taxes other than income taxes	224	225	214
Transition and system restoration bond companies	448	374	444
Total expenses	2,250	1,963	1,901
Operating Income	$595	$607	$639

Operating Income:
Electric transmission and distribution operations	$477	$474	$492
Transition and system restoration bond companies (1)	118	133	147
Total segment operating income	$595	$607	$639
Throughput (in gigawatt-hours (GWh)):
Residential	27,498	27,485	27,315
Total	81,839	79,985	78,593
Number of metered customers at end of period:
Residential	2,033,027	1,982,699	1,943,423
Total	2,299,247	2,244,289	2,199,764
___________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

2014 Compared to 2013.  Our Electric Transmission & Distribution business segment reported operating income of $595 million for 2014, consisting of $477 million from our regulated electric transmission and distribution utility operations (TDU) and $118 million related to transition and system restoration bond companies. For 2013, operating income totaled $607 million, consisting of $474 million from the TDU and $133 million related to transition and system restoration bond companies. TDU operating income increased $3 million due to customer growth ($33 million) from the addition of almost 55,000 new customers, higher equity return ($23 million), primarily related to true-up proceeds and higher energy efficiency performance bonus ($15 million), partially offset by increased labor and support services costs ($21 million), increased contracts and services ($19 million), lower right of way revenues ($8 million), increased depreciation ($8 million), an adjustment to our claims liability reserve ($6 million) and decreased usage ($5 million), primarily due to milder weather. Increased transmission costs of $168 million were largely offset by increased transmission revenue.

2013 Compared to 2012.  Our Electric Transmission & Distribution business segment reported operating income of $607 million for 2013, consisting of $474 million from the TDU and $133 million related to transition and system restoration bond companies. For 2012, operating income totaled $639 million, consisting of $492 million from the TDU and $147 million related to transition and system restoration bond companies. TDU operating income decreased $18 million due to decreased usage ($13 million), primarily due to unfavorable weather, increased taxes other than income taxes ($11 million), increased depreciation ($10 million, excluding $8 million from increased investment in AMS offset by the related revenues), increased labor and benefits costs ($7 million), increased contracts and services ($4 million), increased support services ($4 million) and increased insurance costs

($3 million), partially offset by customer growth ($26 million) from the addition of over 44,000 new customers and higher transmission-related revenues net of the costs billed by transmission providers ($9 million).

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2014, 2013 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2014	2013	2012
Revenues	$3,301	$2,863	$2,342
Expenses:
Natural gas	1,961	1,607	1,196
Operation and maintenance	700	667	637
Depreciation and amortization	201	185	173
Taxes other than income taxes	152	141	110
Total expenses	3,014	2,600	2,116
Operating Income	$287	$263	$226
Throughput (in Bcf):
Residential	197	182	140
Commercial and industrial	270	265	243
Total Throughput	467	447	383
Number of customers at end of period:
Residential	3,124,542	3,090,966	3,058,695
Commercial and industrial	249,272	247,100	246,413
Total	3,373,814	3,338,066	3,305,108

2014 Compared to 2013.  Our Natural Gas Distribution business segment reported operating income of $287 million for 2014 compared to $263 million for 2013. Operating income increased $24 million primarily due to increased usage as a result of colder weather compared to the prior year, partially mitigated by weather hedges and weather normalization adjustments ($16 million), rate increases ($37 million) and increased economic activity across our footprint including the addition of approximately 36,000 customers ($10 million). These increases were partially offset by increased contractor expense, including pipeline integrity work ($10 million), higher depreciation and amortization ($16 million), an increase in taxes ($7 million), and increased other operating expenses ($6 million). Increased expense related to energy efficiency programs ($8 million) and increased expense related to higher gross receipt taxes ($4 million) were offset by a corresponding increase in the related revenues.

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

Energy Services

The following table provides summary data of our Energy Services business segment for 2014, 2013 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2014	2013	2012
Revenues	$3,179	$2,401	$1,784
Expenses:
Natural gas	3,073	2,336	1,730
Operation and maintenance	47	46	45
Depreciation and amortization	5	5	6
Taxes other than income taxes	2	1	1
Goodwill impairment	—	—	252
Total expenses	3,127	2,388	2,034
Operating Income (Loss)	$52	$13	$(250)

Throughput (in Bcf)	631	600	562

Number of customers at end of period (1)	17,964	17,510	16,330
___________________

(1)
These numbers do not include approximately 9,700, 8,800 and 12,700 natural gas customers as of December 31, 2014, 2013 and 2012, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

2014 Compared to 2013. Our Energy Services business segment reported operating income of $52 million compared to $13 million for 2013. The increase in operating income of $39 million was primarily due to a $31 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. A $29 million mark-to-market gain was incurred in 2014 compared to a charge of $2 million in 2013. The remaining increase in operating income was primarily due to improved margins resulting from weather-related optimization of existing gas transportation assets, reduced fixed costs and increased throughput and price volatility.

2013 Compared to 2012. Our Energy Services business segment reported operating income of $13 million compared to $2 million for 2012, excluding the goodwill impairment charge discussed below. The increase in operating income of $11 million was primarily due to a $14 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. A $2 million mark-to-market charge was incurred in 2013 compared to a charge of $16 million for 2012.  Energy Services grew both volume and customers in 2013 offsetting the impact of the lower unit margin environment.

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

Interstate Pipelines

Substantially all of our Interstate Pipelines business segment was contributed to Enable on May 1, 2013. As a result, this segment did not report operating results for 2014. The following table provides summary data of our Interstate Pipelines business segment for 2013 and 2012 (in millions, except throughput data):

	Year Ended December 31,
	2013 (1)	2012
Revenues	$186	$502
Expenses:
Natural gas	35	57
Operation and maintenance	51	153
Depreciation and amortization	20	56
Taxes other than income taxes	8	29
Total expenses	114	295
Operating Income	$72	$207

Equity in earnings of unconsolidated affiliates	$7	$26

Transportation throughput (in Bcf)	482	1,367
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

Equity Earnings. This business segment recorded equity income of $7 million and $26 million for the years ended December 31, 2013 and 2012, respectively, from its interest in Southeast Supply Header, LLC (SESH), a jointly-owned pipeline. The decrease in equity income was primarily due to the contribution of a 24.95% interest in SESH to Enable on May 1, 2013. Beginning May 1, 2013, equity earnings related to our interest in SESH and Enable are reported as components of equity income in our Midstream Investments segment.

Field Services

Substantially all of our Field Services business segment was contributed to Enable on May 1, 2013. As a result, this segment did not report operating results for 2014.The following table provides summary data of our Field Services business segment for 2013 and 2012 (in millions, except throughput data):

	Year Ended December 31,
	2013 (1)	2012
Revenues	$196	$506
Expenses:
Natural gas	54	122
Operation and maintenance	45	115
Depreciation and amortization	20	50
Taxes other than income taxes	4	5
Total expenses	123	292
Operating Income	$73	$214

Equity in earnings of unconsolidated affiliates	$—	$5

Gathering throughput (in Bcf)	252	896
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

Equity Earnings. This business segment recorded equity income of $-0- and $5 million for the years ended December 31, 2013 and 2012, respectively, from its interest in Waskom. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Enable.

Midstream Investments

The following table summarizes the equity earnings of our Midstream Investments business segment for 2014 and 2013 (in millions):

	Year Ended December 31,
	2014 (1)	2013 (2)
Enable	$303	$173
SESH	5	8
Total	$308	$181
_____________

(1)
On April 16, 2014, Enable completed its initial public offering and, as a result, CenterPoint Energy’s limited partner interest in Enable was reduced from approximately 58.3% to approximately 54.7%. On May 30, 2014, CenterPoint Energy contributed to Enable its 24.95% interest in SESH, which increased CenterPoint Energy’s limited partner interest in Enable from approximately 54.7% to approximately 55.4% and reduced its interest in SESH to 0.1%.

(2)	Represents our 58.3% limited partner interest in Enable and our 25.05% interest in SESH for the eight months ended December 31, 2013.

Other Operations

The following table provides summary data for our Other Operations business segment for 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues	$15	$14	$11
Expenses	14	32	9
Operating Income (Loss)	$1	$(18)	$2

2014 Compared to 2013. Our Other Operations business segment reported operating income of $1 million for 2014 compared to an operating loss of $18 million for 2013. The increase in operating income of $19 million is primarily related to the costs associated with the formation of Enable in 2013 ($13 million) and decreased benefits costs ($8 million), which were partially offset by higher property taxes ($2 million).

2013 Compared to 2012. Our Other Operations business segment reported an operating loss of $18 million for 2013 compared to operating income of $2 million for 2012. The decrease in operating income of $20 million is primarily related to the costs associated with the formation of Enable ($13 million), higher depreciation expense ($3 million) and higher property taxes ($2 million).

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2014, 2013 and 2012 is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$1,397	$1,613	$1,860
Investing activities	(1,384)	(1,300)	(1,603)
Financing activities	77	(751)	169

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $216 million in 2014 compared to 2013 primarily due to increased net tax payments ($157 million), decreased cash provided by fuel cost recovery ($149 million), increased net margin deposits ($95 million), decreased cash related to gas storage inventory ($69 million), decreased cash from non-trading derivatives ($38 million) and decreased cash provided by net regulatory assets and liabilities ($39 million), which was partially offset by increased distributions from equity method investments ($176 million) and increased cash provided by net accounts receivable/payable ($140 million).

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

Cash Used in Investing Activities

Net cash used in investing activities increased $84 million in 2014 compared to 2013 primarily due to increased capital expenditures ($86 million), increased restricted cash ($24 million) and decreased proceeds from sale of marketable securities ($9 million), which were partially offset by decreased cash contributed to Enable ($38 million).

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

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased $828 million in 2014 compared to 2013 primarily due to decreased payments of long-term debt ($1,036 million) and increased proceeds from commercial paper ($296 million), which were partially offset by decreased proceeds from long-term debt ($450 million) and increased payments of common stock dividends ($53 million).

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

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements for 2015 include the following:

•	capital expenditures of approximately $1.5 billion;

•	scheduled principal payments on transition and system restoration bonds of $372 million;

•	maturing senior notes and pollution control bonds aggregating $269 million;

•	contributions aggregating approximately $66 million to qualified and non-qualified pension plans; and

•	dividend payments on CenterPoint Energy common stock and interest payments on debt.

We expect that anticipated 2015 cash needs will be met with borrowings under our credit facilities, proceeds from commercial paper, proceeds from the issuance of general mortgage bonds and senior unsecured notes, anticipated cash flows from operations, a tax refund relating to 2014 bonus depreciation and distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2014 and estimates of our capital expenditures for currently identified or planned projects for 2015 through 2019 (in millions):

	2014	2015	2016	2017	2018	2019
Electric Transmission & Distribution	$818	$913	$874	$879	$881	$831
Natural Gas Distribution	525	559	544	545	550	546
Energy Services	3	10	32	9	9	19
Other Operations	56	40	41	44	54	53
Total	$1,402	$1,522	$1,491	$1,477	$1,494	$1,449

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter
Transition and system restoration bond debt	$3,046	$372	$802	$893	$979
Other long-term debt (1)	6,352	269	825	1,181	4,077
Interest payments — transition and system restoration bond debt (2)	475	108	176	111	80
Interest payments — other long-term debt (2)	3,947	303	549	425	2,670
Short-term borrowings	53	53	—	—	—
Capital leases	5	2	2	1	—
Operating leases (3)	23	5	7	4	7
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	20	19	1	—	—
Other commodity commitments (5)	2,728	696	1,156	762	114
Total contractual cash obligations (6)	$16,649	$1,827	$3,518	$3,377	$7,927
___________________

(1)
2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) obligations are included in the 2020 and thereafter column at their contingent principal amount as of December 31, 2014 of $751 million.  These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($930 million at December 31, 2014), as discussed in Note 10 to our consolidated financial statements.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2014. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 14(c) to our consolidated financial statements.

(4)
In 2015, we expect to make contributions to our qualified pension plan aggregating approximately $35 million. We expect to contribute approximately $31 million and $17 million, respectively, to our non-qualified pension and postretirement benefits plans in 2015.

(5)	For a discussion of other commodity commitments, please read Note 14(a) to our consolidated financial statements.

(6)
This table does not include estimated future payments for expected future asset retirement obligations. These payments are primarily estimated to be incurred after 2020. We record a separate liability for the fair value of these asset retirement obligations which totaled $176 million as of December 31, 2014. See Note 3(c), Asset Retirement Obligation in our consolidated financial statements.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $42 million as of December 31, 2014.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of December 31, 2014, CenterPoint Energy, Inc. had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

CenterPoint Houston

2008 Energy Efficiency Cost Recovery Factor (EECRF) Appeal. In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. CenterPoint Houston appealed the denial of the full 2008 performance bonus. CenterPoint Houston had also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to CenterPoint Houston’s 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission’s appeal. As a result of the Texas Supreme Court’s decision, in April 2014, four separate proceedings were initiated, which were later consolidated into one proceeding, at the Texas Utility Commission to determine the amount CenterPoint Houston is to recover. In May 2014, parties to the proceeding entered into a unanimous stipulation agreeing to the amount to be recovered but not to the customer class recovery allocation. The parties agreed that CenterPoint Houston is to recover $7.5 million in performance bonus, $0.2 million in rate case expenses associated with appeals of the proceedings and at least $2.5 million in carrying costs, with final determination of carrying costs based on the timing of the decision regarding customer class recovery allocation. In August 2014, the Texas Utility Commission entered a final order approving $10.4 million with no change regarding customer class recovery allocation. The rates became effective October 15, 2014. Starting September 2011, CenterPoint Houston’s energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

2014 EECRF. On May 30, 2014, CenterPoint Houston filed an application for approval of an adjustment to its EECRF for 2015. CenterPoint Houston’s requested recovery is $51.4 million composed of approximately: (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of $16.2 million; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; and (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding. In September 2014, the parties signed a partial stipulation agreeing that CenterPoint Houston shall be allowed to recover the net of (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of between $15.8 million and $16.2 million, depending on the outcome of the one remaining contested issue relating to a bonus calculation; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding; and (6) an adjustment of $57,000 to exclude certain administrative costs.  In November 2014, the Texas Utility Commission approved the partial settlement and decided the remaining contested issue relating to the bonus calculation in CenterPoint Energy’s favor. The effective date of the rate adjustment will be March 1, 2015.

Brazos Valley Connection Project. In July 2013, CenterPoint Houston and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston region.  In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed it critical for reliability.  The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating.  Also in April 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by CenterPoint Houston as the Brazos Valley Connection).  Other transmission service providers were designated by ERCOT for the portion of the project from Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation.  As the owner of the originating and terminating substations of the entire project, CenterPoint Houston appealed that determination to the Texas Utility Commission in May 2014 and sought the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  On October 17, 2014, the Texas Utility Commission filed an order that denied CenterPoint Houston’s appeal and upheld the April 2014 ERCOT decision to split the project between CenterPoint Houston and other transmission service providers.  ERCOT estimates that the capital cost of the entire Houston region transmission project will be approximately $600 million, and CenterPoint Houston estimates that the capital costs for the Brazos Valley Connection will be approximately $300 million.  CenterPoint Houston anticipates that the Brazos Valley Connection project will be completed by mid-2018.

In May 2014, several electric generators appealed the ERCOT Board of Directors’ April 2014 approval of the Houston region transmission project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  A hearing on the May 2014 appeal by the electric generators was held in October 2014 and in December 2014, the Texas Utility Commission denied the generators’ appeal. A motion for rehearing was filed by the electric generators on January 5, 2015, replies to the motion for rehearing were filed on January 15, 2015, and on January 21, 2015, the Texas Utility Commission voted not to consider the motion for rehearing. CenterPoint Houston must obtain final approval of the project and the route for the project from the Texas Utility Commission. CenterPoint Houston anticipates filing its application for approval of the project in the spring of 2015. Once filed, the Texas Utility Commission will have 180 days to rule on the application.

Transmission Cost of Service (TCOS). On March 26, 2014, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenue of $13.6 million based on an increase in total rate base of $184.5 million. CenterPoint Houston received approval from the Texas Utility Commission during the second quarter of 2014, and rates became effective May 12, 2014. A second TCOS filing, as amended, was made on November 21, 2014 seeking an increase in annual revenue of $23.5 million based on an increase in total rate base of $113.2 million.  The case is still pending before the Texas Utility Commission.

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

CERC

Cost of Service Adjustment (COSA) Rate Adjustments. In March 2008, NGD filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, including a request for an annual cost of service adjustment mechanism, or COSA, that adjusts rates annually for changes in invested capital as well as certain operating expenses. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues from the Texas Coast service territory by approximately $3.5 million and a COSA mechanism. The approved rates were contested by a coalition of nine cities and certain state agencies in an appeal to the Travis County District Court. In 2010, the district court ruled that the Railroad Commission lacked authority to impose the approved COSA mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction, and also found that the commission’s order lacked findings to support the inclusion of certain affiliate expenses in rates. The decision by the District Court placed at risk certain revenues collected pursuant to COSA mechanisms. The Railroad Commission and NGD appealed the court’s ruling on the COSA mechanism. In October 2011, the court of appeals reversed the district court’s ruling on the COSA mechanism. The cities and state agencies appealed that decision to the Texas Supreme Court. In January 2014, the Texas Supreme Court confirmed that the Railroad Commission had authority to approve the COSA rate adjustments utilized by NGD and remanded the case back to state district court. In April 2014, the district court remanded the case to the Railroad Commission to correct deficiencies in the commission’s 2008 order related to certain affiliate expenses but affirming the commission’s order in all other respects. The matter is currently pending at the Railroad Commission.

Minnesota Rate Proceeding.  On August 2, 2013, NGD filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, NGD implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. This rate filing is intended to recover significant capital expenditures NGD is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  In May 2014, the Minnesota Public Utility Commission (MPUC) entered an order approving a rate increase of $33 million based on a 9.59% ROE and a 52.6% equity ratio. The MPUC also authorized the implementation of a three-year pilot revenue decoupling mechanism with an effective date of July 1, 2015. NGD implemented final rates in the fourth quarter of 2014. Since the adopted revenue increase is less than the interim revenue increase, a refund to customers, which had already been accrued, was completed in December 2014.

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP). NGD’s Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2014. For the Houston Division, CERC has asked that its GRIP filing to recover costs related to $66.6 million in incremental capital expenditures that were incurred in 2013 be operationally suspended for one year so as to ensure earnings more consistent with those currently approved. For the South Texas Division, the filing is to recover costs related to $15.9 million in incremental capital expenditures that were incurred in 2013. The increase in revenue requirements for this filing period is $1.8 million annually based on an authorized rate of return of 8.75%. Rates were implemented for certain customers in May 2014. In those areas in which the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2014 after final approval by the Railroad Commission of Texas (Railroad Commission). For the Beaumont/East Texas Division, the first GRIP filing is to recover costs related to $31.4 million in incremental capital expenditures that were incurred in 2012 and 2013. The increase in revenue requirements for this filing period is $3.0 million annually based on an authorized rate of return of 8.51%. Rates were implemented for certain customers in May 2014. In those areas in which the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2014 after final approval by the Railroad Commission.

Oklahoma Performance Based Rate Change (PBRC). In March 2014, NGD made a PBRC filing for the 2013 calendar year proposing to increase revenues by $1.5 million. On July 3, 2014, the Oklahoma Corporation Commission approved a joint stipulation by NGD and the intervening parties resulting in a rate increase of $0.3 million, which included an adjustment to amortize over five years $1.5 million of expense incurred within the 2013 test year. New rates went into effect on July 3, 2014.

Arkansas Government Mandated Expenditure Surcharge Rider (GMESR).  On May 1, 2014, NGD made a filing with the Arkansas Public Service Commission (APSC) requesting to increase revenue under its interim GMESR by an additional $1.8 million.  Interim rates were implemented upon filing and are subject to refund pending a final order from the APSC.

Mississippi Rate Regulation Adjustment (RRA). On May 1, 2014, NGD filed for a $4.1 million RRA with an adjusted ROE of 9.27%.  On August 5, 2014, the Mississippi Public Service Commission approved a joint stipulation for a revenue adjustment of $2.8 million, which included an adjustment to amortize over three years $0.5 million of expense incurred with the 2013 test year. New rates went into effect in September 2014.

Louisiana Rate Stabilization Plan (RSP). NGD made its 2014 Louisiana RSP filings with the Louisiana Public Service Commission on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized ROE of 10.25%.  The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized ROE of 10.5%. NGD began billing the revised rates in December 2014 subject to refund. On November 19, 2014, NGD sought permission to amend the prior year’s South Louisiana RSP filing to use a more representative capital structure and to adjust the filing’s equity banding mechanism. On December 2, 2014, NGD sought permission for similar amendments to the prior year’s North Louisiana RSP filings. The Louisiana Public Service Commission has yet to take action on either request.
Minneapolis Franchise. In 2014, NGD provided natural gas distribution services to approximately 124,000 customers in Minneapolis, Minnesota under a franchise that was due to expire at the end of the year. In October 2014, the Minneapolis City Council unanimously approved a ten-year franchise agreement with NGD, effective January 1, 2015. The agreement is renewable for two additional five-year terms upon mutual consent of the parties. Also in October 2014, the Minneapolis City Council unanimously approved a newly formed Clean Energy Partnership (CEP) between the city, NGD and Xcel Energy.   The CEP board includes the mayor, two council members, the city’s coordinator and two senior officials from each of the utilities.  The board’s work plan will include new ideas to support developing renewable energy, increasing residential and business use of energy-efficiency programs and reducing the city’s energy use.  The new franchise agreement with NGD can be terminated by the city after five years if the city finds, through a city council vote, that NGD is not acting in good faith to support the city’s clean energy goals.

Other Matters

Credit Facilities

  As of February 17, 2015, we had the following facilities (in millions):

Execution Date	Company	Size of Facility	Amount Utilized at February 17, 2015 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$170	(2)	September 9, 2019
September 9, 2011	CenterPoint Houston	300	4	(3)	September 9, 2019
September 9, 2011	CERC Corp.	600	248	(4)	September 9, 2019
___________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at December 31, 2014.

(2)	Represents outstanding letters of credit of $6 million and outstanding commercial paper of $164 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper.

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

CenterPoint Houston’s $300 million revolving credit facility can be drawn at LIBOR plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston’s consolidated capitalization.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. As of December 31, 2014, we had $191 million of outstanding commercial paper. CERC Corp.’s $600 million revolving credit facility backstops its $600 million commercial paper program. As of December 31, 2014, CERC Corp. had $341 million of outstanding commercial paper.

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

Temporary Investments

As of February 17, 2015, we had no temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of February 17, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2014, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services Business Segments.

CERC Corp. and its subsidiaries purchase natural gas from one of their suppliers under supply agreements that contain an aggregate credit threshold of $140 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of A-. Under these agreements, CERC may need to provide collateral if the aggregate threshold is exceeded or if the S&P senior unsecured long-term debt rating is downgraded below BBB+.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2014, the amount posted as collateral aggregated approximately $83 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $160 million as of December 31, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at December 31, 2014. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. On June 6, 2014, Time Warner Inc. spun off its ownership of Time Inc. by distributing one share of Time Inc. common stock (Time Common) for every eight shares of TW Common held on the May 23, 2014 record date. As of December 31, 2014, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common), 0.045455 share of AOL Inc. common stock (AOL Common) and 0.0625 share of Time Common.  On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common, AOL Common and Time Common that we own or from other sources. We own shares of TW Common, TWC Common, AOL Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common, AOL Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common, AOL Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on December 31, 2014, deferred taxes of approximately $357 million would have been payable in 2014. If all the TW Common, TWC Common, AOL Common and Time Common had been sold on December 31, 2014, capital gains taxes of approximately $278 million would have been payable in 2014.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of December 31, 2014, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Following its IPO in April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On January 23, 2015, Enable declared a quarterly cash distribution of $0.30875 per unit on all of its outstanding common and subordinated units for the quarter ended December 31, 2014. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $72 million from Enable in the first quarter of 2015 to be made with respect to CERC Corp.’s limited partner interest in Enable for the fourth quarter of 2014.

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

Collection of Receivables from REPs

CenterPoint Houston’s receivables from the distribution of electricity are collected from REPs that supply the electricity CenterPoint Houston distributes to their customers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for CenterPoint Houston’s services or could cause them to delay such payments. CenterPoint Houston depends on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect CenterPoint Houston’s cash flows. In the event of a REP’s default, CenterPoint Houston’s tariff provides a number of remedies, including the option for CenterPoint Houston to request that the Texas Utility Commission suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, CenterPoint Houston remains at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made against CenterPoint Houston involving payments it had received from such REP. If a REP were to file for bankruptcy, CenterPoint Houston may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, Texas Utility Commission regulations authorize utilities, such as CEHE, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of this report.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Electric Transmission & Distribution business segment and our Natural Gas Distribution business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2014, we had recorded regulatory assets of $3.5 billion and regulatory liabilities of $1.2 billion.

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill and Equity Method Investments

We review the carrying value of our long-lived assets, including identifiable intangibles, goodwill and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets.  A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary.  Unforeseen events and changes in market conditions could have a material effect on the value of long-lived assets, including intangibles, goodwill and equity method investments due to changes in estimates of future cash flows, interest rate and regulatory matters and could result in an impairment charge.  We recorded goodwill impairment of $-0- during 2014 and 2013, and $252 million during 2012. We did not record material impairments to long-lived assets, including intangibles, or equity method investments during 2014, 2013, and 2012.

We performed our annual goodwill impairment test in the third quarter of 2014 and determined, based on the results of the first step, using the income approach, no impairment charge was required for any reporting unit.  Our reporting units approximate our reportable segments.

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

The determination of fair value requires significant assumptions by management which are subjective and forward-looking in nature. To assist in making these assumptions, we utilized a third-party valuation specialist in both determining and testing key assumptions used in the valuation of each of our reporting units. We based our assumptions on projected financial information that we believe is reasonable; however, actual results may differ materially from those projections. These projected cash flows factor in planned growth initiatives, and for our Natural Gas Distribution reporting unit, the regulatory environment. The fair value of our Natural Gas Distribution reporting unit significantly exceeded the carrying value. The fair value of our Energy Services reporting unit exceeded the carrying value by approximately $50 million or approximately 14% excess fair value over the carrying value.

A key assumption in the income approach was the weighted average cost of capital of 5.5% and 5.9% applied in the valuation for Natural Gas Distributions and Energy Services, respectively. An increase in the discount rate to greater than 6.5%, a decline in long-term growth rate from 3% to 2.3%, or a decrease in the aggregate cash flows of greater than 15% could have individually triggered a step-two goodwill impairment evaluation for our Energy Services reporting unit in 2014.

Although there was not a goodwill asset impairment in our 2014 annual test, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if our market capitalization falls below book value for an extended period of time. No impairment triggers were identified subsequent to our 2014 annual test.

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

The minimum funding requirements for the qualified pension plan were $87 million, $83 million and $73 million for 2014, 2013 and 2012, respectively. We made contributions of $87 million, $83 million and $73 million in 2014, 2013 and 2012 for the respective years. We expect to make contributions aggregating approximately $35 million in 2015.

Additionally, we maintain an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under our non-contributory pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. Employer contributions for the non-qualified benefit restoration plan represent benefit payments made to participants and totaled $10 million, $8 million and $9 million in 2014, 2013 and 2012, respectively. We expect to make contributions aggregating approximately $31 million in 2015.

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

The projected benefit obligation for all defined benefit pension plans was $2,403 million and $2,153 million as of December 31, 2014 and 2013, respectively. The adoption of the new mortality table by the Society of Actuaries as of December 31, 2014 significantly contributed to the increase in the projected benefit obligation for the year.

As of December 31, 2014, the projected benefit obligation exceeded the market value of plan assets of our pension plans by $478 million. Changes in interest rates or the market values of the securities held by the plan during 2015 could materially, positively or negatively, change our funded status and affect the level of pension expense and required contributions.

Pension cost was $77 million, $72 million and $82 million for 2014, 2013 and 2012, respectively, of which $71 million, $64 million and $67 million impacted pre-tax earnings. Included in the 2014 pension cost was $6 million related to the curtailment loss discussed below.

During the fourth quarter of 2014, CenterPoint Energy received notification from Enable of its intent to provide employment offers to substantially all seconded employees. As a result, an additional pension cost of $6 million was recognized for the curtailment loss related to our pension plans. Substantially all of the seconded employees became employees of Enable effective January 1, 2015.

The calculation of pension expense and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2014, our qualified pension plan had an expected long-term rate of return on plan assets of 6.50%, which is a 0.50% decrease from the rate assumed as of December 31, 2013 due to the increase in the allocation to fixed income investments in our targeted asset allocation. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. We regularly review our actual asset allocation and periodically rebalance plan assets to reduce volatility and better match plan assets and liabilities.

As of December 31, 2014, the projected benefit obligation was calculated assuming a discount rate of 4.05%, which is 0.75% lower than the 4.80% discount rate assumed in 2013. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of our plan.

Pension cost for 2015, including the benefit restoration plan, is estimated to be $80 million, of which we expect $55 million to impact pre-tax earnings, based on an expected return on plan assets of 6.50% and a discount rate of 4.05% as of December 31, 2014. If the expected return assumption were lowered by 0.50% from 6.50% to 6.00%, 2015 pension cost would increase by approximately $9 million.

As of December 31, 2014, the pension plan projected benefit obligation, including the unfunded benefit restoration plan, exceeded plan assets by $478 million.  If the discount rate were lowered by 0.50% from 4.05% to 3.55%, the assumption change would increase our projected benefit obligation by approximately $130 million and decrease our pension expense by approximately $3 million. The expected reduction in pension expense due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact our Consolidated Balance Sheet by increasing the regulatory asset recorded as of December 31, 2014 by $113 million and would result in a charge to comprehensive income in 2014 of $11 million, net of tax.

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

Interest Rate Risk

As of December 31, 2014, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $532 million and $118 million at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.2 billion and $8.1 billion, respectively, in principal amount and having a fair value of $8.9 billion and $8.6 billion, respectively.

Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 12 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $232 million if interest rates were to decline by 10% from their levels at December 31, 2014. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 10 to our consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $152 million at December 31, 2014 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $25 million if interest rates were to decline by 10% from levels at December 31, 2014. Changes in the fair value of the derivative component, a $541 million recorded liability at December 31, 2014, are recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2014 levels, the fair value of the derivative component liability would increase by approximately $9 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common, 0.6 million shares of AOL Common and 0.9 million shares of Time Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 10 to our consolidated financial statements for a discussion of our ZENS obligation. A decrease of 10% from the December 31, 2014 aggregate market value of these shares would result in a net loss of approximately $14 million, which would be recorded as an unrealized loss in our Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2014, the recorded fair value of our non-trading energy derivatives was a net asset of $47 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their December 31, 2014 levels would have decreased the fair value of our non-trading energy derivatives net asset by $7 million.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Revenues	$9,226	$8,106	$7,452
Expenses:
Natural gas	4,921	3,908	2,873
Operation and maintenance	1,969	1,847	1,874
Depreciation and amortization	1,013	954	1,050
Taxes other than income taxes	388	387	365
Goodwill impairment	—	—	252
Total	8,291	7,096	6,414
Operating Income	935	1,010	1,038
Other Income (Expense):
Gain on marketable securities	163	236	154
Loss on indexed debt securities	(86)	(193)	(71)
Interest and other finance charges	(353)	(351)	(422)
Interest on transition and system restoration bonds	(118)	(133)	(147)
Equity in earnings of unconsolidated affiliates	308	188	31
Step acquisition gain	—	—	136
Other, net	36	24	38
Total	(50)	(229)	(281)
Income Before Income Taxes	885	781	757
Income tax expense	274	470	340
Net Income	$611	$311	$417

Basic Earnings Per Share	$1.42	$0.73	$0.98

Diluted Earnings Per Share	$1.42	$0.72	$0.97

Weighted Average Shares Outstanding, Basic	430	428	427

Weighted Average Shares Outstanding, Diluted	432	431	430

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$611	$311	$417
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $5, $25 and $2, respectively)	3	44	(2)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax)	1	1	—
Other comprehensive income (loss)	4	45	(2)
Comprehensive income	$615	$356	$415

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($290 and $207 related to VIEs, respectively)	$298	$208
Investment in marketable securities	930	767
Accounts receivable ($58 and $60 related to VIEs, respectively), less bad debt reserve of $26 and $28, respectively	837	851
Accrued unbilled revenues	357	398
Inventory	379	285
Non-trading derivative assets	99	24
Taxes receivable	190	—
Prepaid expense and other current assets ($47 and $41 related to VIEs, respectively)	178	125
Total current assets	3,268	2,658
Property, Plant and Equipment, net	10,502	9,593
Other Assets:
Goodwill	840	840
Regulatory assets ($2,738 and $3,179 related to VIEs, respectively)	3,527	3,726
Notes receivable - affiliated companies	363	363
Non-trading derivative assets	32	10
Investment in unconsolidated affiliates	4,521	4,518
Other	147	162
Total other assets	9,430	9,619
Total Assets	$23,200	$21,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$53	$43
Current portion of VIE transition and system restoration bonds long-term debt	372	354
Indexed debt	152	143
Current portion of other long-term debt	271	—
Indexed debt securities derivative	541	455
Accounts payable	716	689
Taxes accrued	161	184
Interest accrued	124	124
Non-trading derivative liabilities	19	17
Accumulated deferred income taxes, net	683	608
Other	383	402
Total current liabilities	3,475	3,019
Other Liabilities:
Accumulated deferred income taxes, net	4,757	4,542
Non-trading derivative liabilities	1	4
Benefit obligations	953	802
Regulatory liabilities	1,206	1,152
Other	251	205
Total other liabilities	7,168	6,705
Long-term Debt:
VIE transition and system restoration bonds	2,674	3,046
Other long-term debt	5,335	4,771
Total long-term debt	8,009	7,817
Commitments and Contingencies (Note 14)
Shareholders’ Equity	4,548	4,329
Total Liabilities and Shareholders’ Equity	$23,200	$21,870

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Operating Activities:
Net income	$611	$311	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,013	954	1,050
Amortization of deferred financing costs	28	30	32
Deferred income taxes	280	356	328
Goodwill impairment	—	—	252
Step acquisition gain	—	—	(136)
Unrealized gain on marketable securities	(163)	(236)	(154)
Unrealized loss on indexed debt securities	86	193	71
Write-down of natural gas inventory	8	4	4
Equity in earnings of unconsolidated affiliates, net of distributions	(2)	(58)	8
Pension contributions	(97)	(91)	(82)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	39	(256)	10
Inventory	(102)	(22)	27
Taxes receivable	(190)	7	(7)
Accounts payable	(3)	152	(6)
Fuel cost recovery	(41)	108	(52)
Non-trading derivatives, net	(34)	4	20
Margin deposits, net	(79)	16	53
Interest and taxes accrued	(23)	41	(62)
Net regulatory assets and liabilities	22	61	66
Other current assets	1	(2)	(12)
Other current liabilities	(20)	21	18
Other assets	9	(24)	(18)
Other liabilities	41	20	16
Other, net	13	24	17
Net cash provided by operating activities	1,397	1,613	1,860
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(1,372)	(1,286)	(1,212)
Acquisitions, net of cash acquired	—	—	(360)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(7)	17	(13)
Investment in unconsolidated affiliates	(1)	—	(5)
Cash contribution to Enable	—	(38)	—
Proceeds from sale of marketable securities	—	9	—
Other, net	(4)	(2)	(13)
Net cash used in investing activities	(1,384)	(1,300)	(1,603)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	10	5	(24)
Proceeds from (payments of) commercial paper, net	414	118	(285)
Proceeds from long-term debt	600	1,050	2,495
Payments of long-term debt	(537)	(1,573)	(1,590)
Cash paid for debt exchange and debt retirement	(1)	(7)	(69)
Debt issuance costs	(8)	(3)	(16)
Redemption of indexed debt securities	—	(8)	—
Payment of common stock dividends	(408)	(355)	(346)
Proceeds from issuance of common stock, net	1	4	4
Other, net	6	18	—
Net cash provided by (used in) financing activities	77	(751)	169
Net Increase (Decrease) in Cash and Cash Equivalents	90	(438)	426
Cash and Cash Equivalents at Beginning of Year	208	646	220
Cash and Cash Equivalents at End of Year	$298	$208	$646

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS, cont.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$434	$475	$556
Income taxes, net	192	35	46
Non-cash transactions:
Accounts payable related to capital expenditures	104	74	110
Formation of Enable	—	4,252	—
Exercise of SESH put to Enable	196	—	—

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	429	4	428	4	426	4
Issuances related to benefit and investment plans	1	—	1	—	2	—
Balance, end of year	430	4	429	4	428	4
Additional Paid-in-Capital
Balance, beginning of year		4,157		4,130		4,120
Issuances related to benefit and investment plans		12		27		10
Balance, end of year		4,169		4,157		4,130
Retained Earnings
Balance, beginning of year		258		302		231
Net income		611		311		417
Common stock dividends		(408)		(355)		(346)
Balance, end of year		461		258		302
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(85)		(88)		(132)
Net deferred loss from cash flow hedges		(1)		(2)		(3)
Total accumulated other comprehensive loss, end of year		(86)		(90)		(135)
Total Shareholders’ Equity		$4,548		$4,329		$4,301

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described below. As of December 31, 2014, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems (NGD). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of December 31, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

The formation of Enable by CenterPoint Energy was considered a contribution of in-substance real estate to a limited partnership as the businesses are composed of, and reliant upon, substantial real estate assets and integral equipment. Real estate assets and integral equipment primarily include gas transmission pipelines, compressor station equipment, rights of way, storage and processing assets and long-term customer contracts. Accordingly, CenterPoint Energy did not recognize a gain or loss upon contribution and recorded its investment in Enable using the equity method of accounting based on the historical cost of the contributed assets and liabilities as of May 1, 2013 (Closing Date). Approximately $5.8 billion of assets (which includes $4.7 billion in property, plant and equipment, net, $629 million in goodwill and $197 million for the 24.95% investment in SESH) and

$1.5 billion of liabilities (which includes a term loan and the indebtedness owed to CERC of $1.05 billion and $363 million, respectively) were contributed by CERC Corp. CenterPoint Energy has the ability to significantly influence the operating and financial policies of, but not solely control, Enable and, accordingly, recorded an equity method investment, at the historical costs of net assets contributed, of $4.3 billion in Enable on the Closing Date. Pursuant to the MFA, CenterPoint Energy retained certain assets and liabilities historically held by CenterPoint Midstream such as balances relating to federal income taxes and benefit plan obligations.

Under the equity method, CenterPoint Energy adjusts its investment in Enable each period for contributions made, distributions received, CenterPoint Energy’s share of Enable’s comprehensive income and accretion of basis differences, as appropriate. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CenterPoint Energy’s investment in Enable is considered to be a variable interest entity (VIE) because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable.

As of December 31, 2014, CERC Corp. and OGE held approximately 55.4% and 26.3%, respectively, of the limited partner interests in Enable. Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable.

As of December 31, 2014, CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 45 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

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

As of December 31, 2014, CenterPoint Energy had VIEs consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

CenterPoint Energy’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2014 and 2013, these removal costs of $958 million and $941 million, respectively, are classified as regulatory liabilities in CenterPoint Energy’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation and amortization is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Interest and allowance for funds used during construction (AFUDC) are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. During 2014, 2013 and 2012, CenterPoint Energy capitalized interest and AFUDC of $11 million, $11 million and $9 million, respectively. During 2014, 2013 and 2012, CenterPoint Energy recorded AFUDC equity of $14 million, $8 million and $6 million, respectively, which is included in Other Income in its Statements of Consolidated Income.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The provision for doubtful accounts in CenterPoint Energy’s Statements of Consolidated Income for 2014, 2013 and 2012 was $22 million, $21 million and $16 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market.  Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CenterPoint Energy’s Energy Services business segment are valued at the lower of average cost or market. Natural gas inventories of CenterPoint Energy’s Natural Gas Distribution business segment are primarily valued at weighted average cost. During 2014, 2013 and 2012, CenterPoint Energy recorded $8 million, $4 million and $4 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2014	2013

Materials and supplies	$168	$140
Natural gas	211	145
Total inventory	$379	$285

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

(n) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Energy considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Energy was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $47 million and $41 million at December 31, 2014 and 2013, respectively, are included in other current assets in CenterPoint Energy’s Consolidated Balance Sheets. Cash and cash equivalents included $290 million and $207 million at December 31, 2014 and 2013, respectively, that was held by CenterPoint Energy’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

CenterPoint Energy considers distributions received from equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these distributions as operating activities in the Statements of Consolidated Cash Flows. CenterPoint Energy considers distributions received from equity method investments in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and classifies these distributions as investing activities in the Statements of Consolidated Cash Flows.

(o) New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which significantly changes the existing accounting guidance on discontinued operations. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as a discontinued operation.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  ASU 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operation.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (ASU 2014-16).  ASU 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. CenterPoint Energy is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)-Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01), which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively. CenterPoint Energy will adopt ASU 2015-01 on January 1, 2016 and does not anticipate the adoption to have a material impact on its consolidated financial statements.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2014	2013
		(in millions)
Electric Transmission & Distribution	31	$9,393	$8,741
Natural Gas Distribution	33	5,235	4,694
Energy Services	27	84	82
Other property	22	646	621
Total		15,358	14,138
Accumulated depreciation and amortization:
Electric Transmission & Distribution		3,050	2,907
Natural Gas Distribution		1,493	1,324
Energy Services		31	28
Other property		282	286
Total accumulated depreciation and amortization		4,856	4,545
Property, plant and equipment, net		$10,502	$9,593

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2014, 2013 and 2012 (in millions).

	2014	2013	2012
Depreciation expense	$521	$531	$562
Amortization expense	492	423	488
Total depreciation and amortization expense	$1,013	$954	$1,050

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2014	2013
Beginning balance	$134	$164
Accretion expense	5	5
Revisions in estimates of cash flows	37	(35)
Ending balance	$176	$134

CenterPoint Energy recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. CenterPoint Energy also recorded asset retirement obligations relating to gas pipelines abandoned in place, treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The increase of $37 million in the ARO from the revision of estimate in 2014 is primarily attributable to a reduction of the estimated service lives of steel and plastic pipe. The decrease of $35 million in the ARO from the revision of estimate in 2013 is primarily attributable to a decrease in the future expected cash flows associated with the retirement of steel pipe.

(4)       Goodwill

Goodwill by reportable business segment as of both December 31, 2014 and 2013 are as follows (in millions):

Natural Gas Distribution	$746
Energy Services (1)	83
Other	11
Total	$840

(1)	Amounts presented are net of accumulated goodwill impairment charge of $252 million.

CenterPoint Energy performs its goodwill impairment tests at least annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit, which approximate the reportable business segments, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

CenterPoint Energy performed its annual impairment test in the third quarter of each of 2014 and 2013 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment. Other intangibles were not material as of December 31, 2014 and 2013.

CenterPoint Energy’s annual impairment test in the third quarter of 2012 resulted in a non-cash goodwill impairment charge in the amount of $252 million for the Energy Services reportable segment. The Energy Services reporting unit fair value analysis resulted in an implied fair value of goodwill of $83 million for this reporting unit, and as a result, the non-cash impairment charge was recorded in the third quarter of 2012. The adverse wholesale market conditions facing CenterPoint Energy’s Energy Services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

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

(5)	Regulatory Accounting

The following is a list of regulatory assets/liabilities reflected on CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in millions)
Securitized regulatory assets	$2,738	$3,179
Unrecognized equity return (1)	(442)	(508)
Unamortized loss on reacquired debt	104	111
Pension and postretirement-related regulatory asset (2)	922	732
Other long-term regulatory assets (3)	205	212
Total regulatory assets	3,527	3,726

Estimated removal costs	958	941
Other long-term regulatory liabilities	248	211
Total regulatory liabilities	1,206	1,152

Total regulatory assets and liabilities, net	$2,321	$2,574

(1)
As of December 31, 2014, CenterPoint Energy has not recognized an allowed equity return of $442 million because such return will be recognized as it is recovered in rates through 2024. During the years ended December 31, 2014, 2013 and 2012, CenterPoint Houston recognized approximately $68 million, $45 million and $47 million, respectively, of the allowed equity return. The timing of CenterPoint Energy’s recognition of the allowed equity return will vary each period based on amounts actually collected during the period. The actual amounts recovered for the allowed equity return are reviewed and adjusted at least annually by the Texas Utility Commission to correct any over-collections or under-collections during the preceding 12 months and to provide for the full and timely recovery of the allowed equity return.

(2)
CenterPoint Houston’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates is being deferred for rate making purposes. Deferred pension and other postemployment expenses of $-0- and $5 million as of December 31, 2014 and 2013, respectively, were not earning a return.

(3)	Other regulatory assets that are not earning a return were not material as of December 31, 2014 and 2013.

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

Equity awards are granted to employees without cost to the participants. The performance awards granted in 2014, 2013 and 2012 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock awards granted in 2014 are service based. The stock awards granted in 2013 and 2012 are subject to the performance condition that total common dividends declared during the three-year vesting period must be at least $2.49 and $2.43 per share, respectively. The stock awards generally vest at the end of a three-year period. Upon vesting, both the performance and stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period. CenterPoint Energy issues new shares in order to satisfy stock-based payments related to LTIPs.

CenterPoint Energy recorded LTIP compensation expense of $18 million, $19 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.  This expense is included in Operation and Maintenance Expense in the Statements of Consolidated Income.

The total income tax benefit recognized related to LTIPs was $7 million for each of the years ended December 31, 2014, 2013 and 2012. No compensation cost related to LTIPs was capitalized as a part of inventory or fixed assets in 2014, 2013 or 2012. The actual tax benefit realized for tax deductions related to LTIPs totaled $13 million, $13 million and $14 million for 2014, 2013 and 2012, respectively.

Compensation costs for the performance and stock awards granted under LTIPs are measured using fair value and expected achievement levels on the grant date.  For performance awards with operational goals, the achievement levels are revised as goals are evaluated. The fair value of awards granted to employees is based on the closing stock price of CenterPoint Energy’s common stock on the grant date.  The compensation expense is recorded on a straight-line basis over the vesting period.  Forfeitures are estimated on the date of grant based on historical averages, and estimates are updated periodically throughout the vesting period.

The following tables summarize CenterPoint Energy’s LTIP activity for 2014:

Stock Options

	Outstanding Options
	Year Ended December 31, 2014
	Shares (Thousands)	Weighted-Average Exercise Price	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2013	120	$10.93
Exercised	(120)	10.93
Outstanding at December 31, 2014	—	—	—	$—
Exercisable at December 31, 2014	—	—	—	—

Cash received from stock options exercised was $1 million, $3 million and $3 million for 2014, 2013 and 2012, respectively.

CenterPoint Energy has not issued stock options since 2004.

Performance Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2014
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2013	2,703	$18.17
Granted	1,198	23.70
Forfeited or cancelled	(515)	21.09
Vested and released to participants	(926)	15.50
Outstanding at December 31, 2014	2,460	21.26	1.1	$40

The outstanding and non-vested shares displayed in the table above assumes that shares are issued at the maximum performance level. The aggregate intrinsic value reflects the impact of current expectations of achievement and stock price.

Stock Awards

	Outstanding and Non-Vested Shares
	Year Ended December 31, 2014
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2013	898	$18.72
Granted	322	23.89
Forfeited or cancelled	(122)	21.60
Vested and released to participants	(375)	17.03
Outstanding at December 31, 2014	723	21.41	1.0	$17

The weighted-average grant-date fair values per unit of awards granted were as follows for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Performance awards	$23.70	$20.67	$18.79
Stock awards	23.89	21.53	18.96

Valuation Data

The total intrinsic value of awards received by participants was as follows for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Stock options exercised	$2	$4	$6
Performance awards	24	20	24
Stock awards	10	10	9

The total grant date fair value of performance and stock awards which vested during the years ended December 31, 2014, 2013 and 2012 was $21 million, $19 million and $19 million, respectively.  As of December 31, 2014, there was $17 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.6 years.

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

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the benefit restoration plan, and postretirement benefits:

	Year Ended December 31,
	2014		2013		2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions)
Service cost	$42	$2	$44	$2	$35	$1
Interest cost	100	22	90	20	100	23
Expected return on plan assets	(125)	(7)	(135)	(7)	(121)	(7)
Amortization of prior service cost (credit)	10	(1)	10	1	8	3
Amortization of net loss	44	1	63	6	60	4
Amortization of transition obligation	—	5	—	7	—	7
Benefit enhancement	—	—	—	—	—	1
Curtailment (1)	6	—	—	—	—	—
Net periodic cost	$77	$22	$72	$29	$82	$32

(1)
During the fourth quarter of 2014, CenterPoint Energy recognized a curtailment pension loss of $6 million related to employees seconded to Enable. Substantially all of the seconded employees became employees of Enable effective January 1, 2015.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension and postretirement benefits:

	Year Ended December 31,
	2014		2013		2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Discount rate	4.80%	4.75%	4.00%	3.90%	4.90%	4.80%
Expected return on plan assets	7.00	5.50	8.00	5.50	8.00	5.50
Rate of increase in compensation levels	3.90	—	4.00	—	4.20	—

In determining net periodic benefits cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of CenterPoint Energy’s pension, including benefit restoration, and postretirement plans. The measurement dates for plan assets and obligations were December 31, 2014 and 2013.

	December 31,
	2014		2013
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,153	$476	$2,316	$538
Service cost	42	2	44	2
Interest cost	100	22	90	20
Participant contributions	—	7	—	7
Benefits paid	(156)	(32)	(142)	(34)
Actuarial (gain) loss	264	52	(155)	(60)
Medicare reimbursement	—	3	—	3
Plan amendment	—	1	—	—
Curtailment	—	(2)	—	—
Benefit obligation, end of year	2,403	529	2,153	476
Change in Plan Assets
Fair value of plan assets, beginning of year	1,803	140	1,698	139
Employer contributions	97	18	91	19
Participant contributions	—	7	—	7
Benefits paid	(156)	(32)	(142)	(34)
Actual investment return	181	8	156	9
Fair value of plan assets, end of year	1,925	141	1,803	140
Funded status, end of year	$(478)	$(388)	$(350)	$(336)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(31)	$(9)	$(9)	$(9)
Other liabilities-benefit obligations	(447)	(379)	(341)	(327)
Net liability, end of year	$(478)	$(388)	$(350)	$(336)
Actuarial Assumptions
Discount rate	4.05%	3.90%	4.80%	4.75%
Expected return on plan assets	6.50	5.20	7.00	5.50
Rate of increase in compensation levels	4.00	—	3.90	—
Healthcare cost trend rate assumed for the next year - Pre-65	—	7.25	—	7.00
Healthcare cost trend rate assumed for the next year - Post-65	—	8.50	—	7.50
Prescription drug cost trend rate assumed for the next year	—	6.50	—	7.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.00	—	5.50
Year that the healthcare rate reaches the ultimate trend rate	—	2024	—	2018
Year that the prescription drug rate reaches the ultimate trend rate	—	2024	—	2018

The accumulated benefit obligation for all defined benefit pension plans was $2,371 million and $2,123 million as of December 31, 2014 and 2013, respectively.

The expected rate of return assumption was developed using the targeted asset allocation of CenterPoint Energy’s plans and the expected return for each asset class.

The discount rate assumption was determined by matching the projected cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

For measurement purposes, medical costs are assumed to increase 7.25% and 8.50% for the pre-65 and post-65 retirees during 2015, respectively, and the prescription cost is assumed to increase 6.50% during 2015, after which these rates decrease until reaching the ultimate trend rate of 5.00% in 2024.

CenterPoint Energy’s changes in accumulated comprehensive loss related to defined benefit, postretirement and other postemployment plans are as follows (in millions):

	Year Ended December 31,
	2014	2013
Beginning Balance	$(88)	$(132)
Other comprehensive income (loss) before reclassifications (1)	(3)	52
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (2)	2	3
Actuarial losses (2)	9	14
Total reclassifications from accumulated other comprehensive income	11	17
Tax expense	(5)	(25)
Net current period other comprehensive income	3	44
Ending Balance	$(85)	$(88)
________________

(1)	Total other comprehensive income (loss) related to the re-measurement of pension, postretirement and other postemployment plans.

(2)	These accumulated other comprehensive components are included in the computation of net periodic cost.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	December 31,
	2014		2013
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Unrecognized actuarial loss	$113	$14	$126	$7
Unrecognized prior service cost	4	2	12	1
Net amount recognized in accumulated other comprehensive loss	$117	$16	$138	$8

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2014 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Net gain (loss)	$10	$(6)
Amortization of net loss (gain)	9	(1)
Amortization of prior service credit (cost)	2	(1)
Total recognized in comprehensive income	$21	$(8)

The total expense recognized in net periodic costs and other comprehensive income was $56 million and $30 million for pension and postretirement benefits, respectively, for the year ended December 31, 2014.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss	$12	$1
Unrecognized prior service cost	1	—
Amounts in accumulated comprehensive loss to be recognized in net periodic cost in 2015	$13	$1

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2014		2013
	Pension Qualified	Pension Non-qualified	Pension Qualified	Pension Non-qualified
	(in millions)
Accumulated benefit obligation	$2,273	$98	$2,031	$92
Projected benefit obligation	2,304	98	2,061	92
Fair value of plan assets	1,925	—	1,803	—

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted average allocation targets for its benefit plans as of December 31, 2014:

	Pension Benefits	Postretirement Benefits
U.S. equity	12 – 28%	14 – 24%
International developed market equity	7 – 17%	3 – 13%
Emerging market equity	3 – 13%	—
Fixed income	54 – 66%	68 – 78%
Cash	0 – 2%	0 – 2%

The following tables set forth by level, within the fair value hierarchy (see Note 8), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6	$6	$—	$—
Common collective trust funds (1)	1,108	—	1,108	—
Corporate bonds:
Investment grade or above	368	—	368	—
Equity securities:
International companies	49	49	—	—
U.S. companies	83	83	—	—
Cash received as collateral from securities lending	86	86	—	—
U.S. treasuries	47	47	—	—
Mortgage backed securities	4	—	4	—
Asset backed securities	4	—	4	—
Municipal bonds	79	—	79	—
Mutual funds (2)	161	161	—	—
International government bonds	15	—	15	—
Real estate	1	—	—	1
Obligation to return cash received as collateral from securities lending	(86)	(86)	—	—
Total	$1,925	$346	$1,578	$1

(1)	61% of the amount invested in common collective trust funds is in fixed income securities, 14% is in U.S. equities, 22% is in international equities and 3% is in emerging market equities.

(2)	57% of the amount invested in mutual funds is in international equities, 30% is in emerging market equities and 13% is in U.S. equities.

	Fair Value Measurements at December 31, 2013
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$11	$11	$—	$—
Common collective trust funds (1)	1,107	—	1,107	—
Corporate bonds:
Investment grade or above	256	—	256	—
Equity securities:
International companies	75	75	—	—
U.S. companies	77	77	—	—
Cash received as collateral from securities lending	71	71	—	—
U.S. government backed agencies bonds	1	1	—	—
U.S. treasuries	18	18	—	—
Mortgage backed securities	7	—	7	—
Asset backed securities	6	—	6	—
Municipal bonds	61	—	61	—
Mutual funds (2)	172	172	—	—
International government bonds	11	—	11	—
Real estate	1	—	—	1
Obligation to return cash received as collateral from securities lending	(71)	(71)	—	—
Total	$1,803	$354	$1,448	$1

(1)	50% of the amount invested in common collective trust funds is in fixed income securities, 20% is in U.S. equities, 25% is in international equities and 5% is in emerging market equities.

(2)	58% of the amount invested in mutual funds is in international equities, 30% is in emerging market equities and 12% is in U.S. equities.

The pension plan utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plan did not include any holdings of CenterPoint Energy common stock as of December 31, 2014 or 2013.

The changes in the fair value of the pension plan’s level 3 investments for the years ended December 31, 2014 and 2013 were not material.

The following tables present by level, within the fair value hierarchy, CenterPoint Energy’s postretirement plan assets at fair value as of December 31, 2014 and 2013, by asset category:

	Fair Value Measurements at December 31, 2014
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$141	$141	$—	$—
Total	$141	$141	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities, 19% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2013
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$140	$140	$—	$—
Total	$140	$140	$—	$—

(1)	72% of the amount invested in mutual funds is in fixed income securities, 20% is in U.S. equities and 8% is in international equities.

CenterPoint Energy contributed $87 million, $10 million and $18 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2014. CenterPoint Energy expects to contribute approximately $35 million, $31 million and $17 million to its qualified pension, non-qualified pension and postretirement benefits plans, respectively, in 2015.

The following benefit payments are expected to be paid by the pension and postretirement benefit plans (in millions):

		Postretirement Benefit Plan
	Pension Benefits	Benefit Payments	Medicare Subsidy Receipts
2015	$223	$35	$(4)
2016	143	36	(4)
2017	147	38	(5)
2018	154	40	(5)
2019	152	42	(6)
2020-2024	785	228	(39)

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

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2014, 17,497,676 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented approximately 20% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy’s savings plan benefit expenses were $39 million, $38 million and $36 million in 2014, 2013 and 2012, respectively.

(d) Postemployment Benefits

CenterPoint Energy provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). The Company recorded postemployment expenses of $3 million, $4 million and $8 million in 2014, 2013 and 2012, respectively.

Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 was $28 million and $30 million, respectively, relating to postemployment obligations.

(e) Other Non-Qualified Plans

CenterPoint Energy has non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Energy. CenterPoint Energy recorded benefit expense relating to these plans of $5 million for each of the years in 2014, 2013 and 2012. Included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 was $60 million and $64 million, respectively, relating to deferred compensation plans.

Included in Benefit Obligations in CenterPoint Energy’s Consolidated Balance Sheets at December 31, 2014 and 2013 was $33 million and $28 million, respectively, relating to split-dollar life insurance arrangements.
(f) Change in Control Agreements and Other Employee Matters

CenterPoint Energy had change in control agreements with certain of its officers, which expired December 31, 2014.  In lieu of these agreements, our Board of Directors approved a new change in control plan, which was effective January 1, 2015.  The plan, like the expired agreements, generally provides, to the extent applicable, in the case of a change in control of CenterPoint Energy and termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits.  Our officers, including our Executive Chairman, are participants under the plan.

As of December 31, 2014, approximately 31% of CenterPoint Energy’s employees were subject to collective bargaining agreements. The collective bargaining agreements with the Gas Workers Local Union 340 and International Brotherhood of Electrical Workers Local 949 in Minnesota, which collectively cover approximately 8% of CenterPoint Energy’s employees, are scheduled to expire in April and December 2015, respectively. CenterPoint Energy believes it has good relationships with these bargaining units and expects to negotiate new agreements in 2015.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi and Oklahoma. NGD in Texas and Minnesota and electric operations in Texas do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on NGD’s results in Texas and Minnesota and on CenterPoint Houston’s results in its service territory.

CenterPoint Energy entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013, $16 million in 2013 - 2014 and $16 million in 2014 - 2015. In both 2013 and 2014, CenterPoint Energy also entered into a similar winter weather hedge for the CenterPoint Houston service territory, which each contained a bilateral dollar cap of $8 million. The swaps are based on ten-year normal weather. During the years ended December 31, 2014, 2013 and 2012, CenterPoint Energy recognized losses of $11 million, losses of $22 million and gains of $8 million, respectively, related to these swaps.  Weather hedge gains and losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of December 31, 2014 and 2013, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2014 and 2013.

Fair Value of Derivative Instruments
	December 31, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$101	$1
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	32	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	14	83
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	2	18
Indexed debt securities derivative	Current Liabilities	—	541
Total		$149	$643

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 804 billion cubic feet (Bcf) or a net 60 Bcf long position.  Of the net long position, basis swaps constitute 127 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $111 million asset as shown on CenterPoint Energy’s Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $64 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$115	$(16)	$99
Other Assets: Non-trading derivative assets	34	(2)	32
Current Liabilities: Non-trading derivative liabilities	(84)	65	(19)
Other Liabilities: Non-trading derivative liabilities	(18)	17	(1)
Total	$47	$64	$111
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Year Ended December 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013	2011
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$35	$11	$43
Natural gas derivatives (1) (2)	Gains (Losses) in Expense: Natural Gas	11	10	(63)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(86)	(193)	(71)
Total		$(40)	$(172)	$(91)

(1)	The Gains (Losses) in Expense: Natural Gas includes $2 million and $(2) million during the years ended December 31, 2014 and 2013, respectively, related to physical forwards purchased from Enable.

(2)
The Gains (Losses) in Expense: Natural Gas includes $-0-, $-0- and $(38) million of costs in 2014, 2013 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2014 and 2013 was $2 million and $1 million, respectively.  The aggregate fair value of assets that are already posted as collateral was less than $1 million at both December 31, 2014 and 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2014 and 2013, $2 million and $1 million, respectively, of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CenterPoint Energy as of December 31, 2014 and 2013 (in millions):

	December 31, 2014		December 31, 2013
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$2	$4	$1	$4
Financial institutions	—	—	1	9
End users (2)	2	127	1	21
Total	$4	$131	$3	$34

(1)
“Investment grade” is primarily determined using publicly available credit ratings and considers credit support (including parent company guarantees) and collateral (including cash and standby letters of credit). For unrated counterparties, CenterPoint Energy determines a synthetic credit rating by performing financial statement analysis and considers contractual rights and restrictions and collateral.

(2)	End users are comprised primarily of customers who have contracted to fix the price of a portion of their physical gas requirements for future periods.

(8)	Fair Value Measurements

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. At December 31, 2014, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.60 to $4.23 per one million British thermal units (Btu)) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 88%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the year ended December 31, 2014, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2014
	(in millions)
Assets
Corporate equities	$932	$—	$—	$—	$932
Investments, including money market funds	54	—	—	—	54
Natural gas derivatives (2)	7	122	20	(18)	131
Total assets	$993	$122	$20	$(18)	$1,117
Liabilities
Indexed debt securities derivative	$—	$541	$—	$—	$541
Natural gas derivatives (2)	22	77	3	(82)	20
Total liabilities	$22	$618	$3	$(82)	$561

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $64 million posted with the same counterparties.

(2)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance at December 31, 2013
	(in millions)
Assets
Corporate equities	$770	$—	$—	$—	$770
Investments, including money market funds	61	—	—	—	61
Natural gas derivatives (2)	5	33	5	(9)	34
Total assets	$836	$33	$5	$(9)	$865
Liabilities
Indexed debt securities derivative	$—	$455	$—	$—	$455
Natural gas derivatives	1	27	2	(9)	21
Total liabilities	$1	$482	$2	$(9)	$476

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

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2014	2013	2012
	(in millions)
Beginning balance	$3	$2	$6
Total gains	14	3	3
Total settlements	1	(3)	(6)
Transfers out of Level 3	—	—	(1)
Transfers into Level 3	(1)	1	—
Ending balance (1)	$17	$3	$2
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$16	$2	$1

(1)	During 2014, 2013 and 2012, CenterPoint Energy did not have significant Level 3 purchases or sales.

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

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$362	$363	$363
Financial liabilities:
Long-term debt	$8,652	$9,427	$8,171	$8,670

(9)	Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable, and CenterPoint Energy recorded an equity method investment in Enable at the historical cost of the contributed net assets. See Note 2 for further information on the formation of Enable.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment as presented in the Consolidated Balance Sheet at December 31, 2014, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 14, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CenterPoint Energy recorded interest income of $8 million and $5 million during the year ended December 31, 2014 and 2013, respectively, for interest earned on or after the Closing Date and had interest receivable from Enable of $4 million as of both December 31, 2014 and 2013 on its notes receivable from Enable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. Effective April 1, 2014, Enable’s general partner, CenterPoint Energy and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  Effective December 31, 2014, Enable’s general partner, CenterPoint Energy and OGE agreed to terminate certain support services provided by CenterPoint Energy to Enable. CenterPoint Energy expects to terminate all remaining support services by April 2016.

CenterPoint Energy billed Enable for reimbursement of transitional services, including the costs of seconded employees, $163 million and $119 million during the years ended December 31, 2014 and 2013, respectively, under the Transition Agreements for transition services incurred on or after the Closing Date. Actual transitional services costs are recorded net of reimbursements received from Enable. CenterPoint Energy had accounts receivable from Enable of $28 million and $21 million as of December 31, 2014 and 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

CenterPoint Energy provided seconded employees to Enable to support its operations for a term ending on December 31, 2014. Enable, at its discretion, had the right to select and offer employment to seconded employees from CenterPoint Energy. During the fourth quarter of 2014, Enable notified CenterPoint Energy that it selected seconded employees and provided employment offers to substantially all of the seconded employees from CenterPoint Energy. Substantially all of the seconded employees became employees of Enable effective January 1, 2015. See Note 6 for additional information.

On April 16, 2014, Enable completed its initial public offering (IPO) of 28,750,000 common units, at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received $464 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. In connection with Enable’s IPO, a portion of CenterPoint Energy’s common units were converted into subordinated units, as discussed further below. Subsequent to the IPO, Enable continues to be controlled jointly by CenterPoint Energy and OGE.

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

In accordance with the Enable formation agreements, CenterPoint Energy had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by CenterPoint Energy on the Closing Date, under which CenterPoint Energy would contribute its retained interest in SESH, in exchange for a specified number of limited partner common units in Enable and a cash payment, payable either from CenterPoint Energy to Enable or from Enable to CenterPoint Energy, to the extent of changes in the value of SESH subject to certain restrictions. Specifically, the rights were and are exercisable with respect to (1) a 24.95% interest in SESH (24.95% Put), which closed on May 30, 2014 as discussed below and (2) a 0.1% interest in SESH, which may be exercised no earlier than June 2015 for 25,341 common units in Enable.

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

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $130 million and $123 million during the year ended December 31, 2014 and 2013, respectively, for transactions with Enable occurring on or after the Closing Date. CenterPoint Energy had accounts payable to Enable of $23 million and $22 million at December 31, 2014 and 2013, respectively, from such transactions.

As of December 31, 2014, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable consisting of 94,126,366 common units and 139,704,916 subordinated units and a 0.1% interest in SESH. The principal difference between Enable common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If Enable does not pay distributions on its subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. At the end of the subordination period, CenterPoint Energy’s subordinated units in Enable will be converted to common units in Enable on a one-for-one basis.

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable.  An impairment loss is recognized in earnings when an impairment is deemed to be other than temporary.  The carrying value of CenterPoint Energy’s investment in Enable is $19.33 per unit. As of December 31, 2014, Enable’s common unit price closed at $19.39 (approximately $14 million above carrying value). The lowest close price for Enable’s common units in January 2015 was $17.34 (approximately $465 million below carrying value). CenterPoint Energy performed an analysis of its investment in Enable as of December 31, 2014.  Based on that analysis, CenterPoint Energy believes that the decline in the value of its investment is temporary, and that CenterPoint Energy will recover the value of its investment of $4.5 billion.

Investment in Unconsolidated Affiliates:

	Year Ended December 31,
	2014	2013
	(in millions)
Enable	$4,520	$4,319
SESH (1)	1	199
Total	$4,521	$4,518

(1)	On May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of December 31, 2014.

Equity in Earnings of Unconsolidated Affiliates, net:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Enable (1)	$303	$173	$—
SESH (2)	5	15	26
Waskom (3)	—	—	5
Total	$308	$188	$31

(1)	On May 1, 2013, CenterPoint Energy formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of December 31, 2014.

(3)
On July 31, 2012, Waskom became a wholly owned subsidiary of CenterPoint Energy. Beginning on August 1, 2012, Waskom’s operating results are consolidated on the Statements of Consolidated Income. On May 1, 2013, CenterPoint Energy contributed Waskom to Enable.

Summarized consolidated income information for Enable is as follows:

	Year Ended December 31,
	2014	2013 (1)
	(in millions)
Operating revenues	$3,367	$2,123
Cost of sales, excluding depreciation and amortization	1,914	1,241
Operating income	586	322
Net income attributable to Enable	530	289

CenterPoint Energy’s approximate interest	$298	$168
Basis difference accretion	5	5
CenterPoint Energy’s equity in earnings, net	$303	$173

(1)	The amounts included in this column represent the eight month period from formation of Enable on May 1, 2013 through December 31, 2013.

Summarized consolidated balance sheet information for Enable is as follows:

	December 31,
	2014	2013
	(in millions)
Current assets	$438	$549
Non-current assets	11,399	10,683
Current liabilities	671	720
Non-current liabilities	2,343	2,331
Non-controlling interest	31	33
Enable partners’ capital	8,792	8,148

CenterPoint Energy’s ownership interest in Enable’s partner capital	$4,869	$4,753

CenterPoint Energy’s basis difference attributable to goodwill (1)	(217)	(229)
CenterPoint Energy’s accretable basis difference (2)	(132)	(205)
CenterPoint Energy’s total basis difference	(349)	(434)

CenterPoint Energy’s investment in Enable	$4,520	$4,319

(1)
The difference relates to CenterPoint Energy’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex, and therefore will be recognized by CenterPoint Energy upon dilution or disposition of its interest in Enable.

(2)
The difference will be recognized by CenterPoint Energy over 30 years beginning May 1, 2013. CenterPoint Energy will also adjust the accretable basis difference for dilution or disposition of its interest in Enable.

Enable concluded that the formation of Enable is considered a business combination, and CenterPoint Midstream is the acquirer for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex was allocated to the assets acquired and liabilities assumed on the Closing Date based on their fair value.  Enogex’s assets, liabilities and equity were accordingly adjusted to estimated fair value as of May 1, 2013.  Determining the fair value of assets and liabilities is judgmental in nature and involves the use of significant estimates and assumptions.  Enable used appraisers to assist in the determination of the estimated fair value of certain assets and liabilities contributed by Enogex.

Distributions Received from Unconsolidated Affiliates:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Enable (1)	$298	$106	$—
SESH (2)	7	23	32
Waskom (3)	—	—	7
Total	$305	$129	$39

(1)	On May 1, 2013, CenterPoint Energy formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to Enable, leaving CenterPoint Energy with a 0.1% interest in SESH as of December 31, 2014.

(3)
On July 31, 2012, Waskom became a wholly owned subsidiary of CenterPoint Energy. Beginning on August 1, 2012, Waskom’s operating results are consolidated on the Statements of Consolidated Income. On May 1, 2013, CenterPoint Energy contributed Waskom to Enable.

(10)	Indexed Debt Securities (ZENS) and Securities Related to ZENS

(a) Investment in Securities Related to ZENS

In 1995, CenterPoint Energy sold a cable television subsidiary to Time Warner, Inc. (TW) and received TW securities as partial consideration. A subsidiary of CenterPoint Energy now holds 7.1 million shares of TW common stock (TW Common), 1.8 million shares of Time Warner Cable Inc. (TWC) common stock (TWC Common), 0.6 million shares of AOL, Inc. (AOL) common stock (AOL Common) and 0.9 million shares of Time Inc. common stock (Time Common) (together with the TW Common, TWC Common and AOL Common, the TW Securities) which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the TW Securities are recorded in CenterPoint Energy’s Statements of Consolidated Income.

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding at December 31, 2014. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of December 31, 2014, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.045455 share of AOL Common and 0.0625 share of Time Common. On February 13, 2014, TWC announced that it had agreed to merge with Comcast Corporation (Comcast). In the merger, each share of TWC Common would be exchanged for 2.875 shares of Comcast common stock (Comcast Common). Upon the closing of the merger (assuming no change in the merger consideration), the reference shares for each ZENS note would include 0.360827 share of Comcast Common in place of the current 0.125505 share of TWC Common. CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” At December 31, 2014, ZENS having an original principal amount of $828 million and a contingent principal amount of $751 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of reference shares deemed to be attributable to the ZENS. At December 31, 2014, the market value of such shares was approximately $930 million, which would provide an exchange amount of $1,067 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	TW Securities	Debt Component of ZENS	Derivative Component of ZENS
Balance at December 31, 2011	$386	$131	$197
Accretion of debt component of ZENS	—	24	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	71
Gain on TW Securities	154	—	—
Balance at December 31, 2012	540	138	268
Accretion of debt component of ZENS	—	24	—
2% interest paid	—	(17)	—
Sale of TW Securities	(9)	—	—
Redemption of indexed debt securities	—	(2)	(6)
Loss on indexed debt securities	—	—	193
Gain on TW Securities	236	—	—
Balance at December 31, 2013	767	143	455
Accretion of debt component of ZENS	—	26	—
2% interest paid	—	(17)	—
Loss on indexed debt securities	—	—	86
Gain on TW Securities	163	—	—
Balance at December 31, 2014	$930	$152	$541

(11)	Equity

Capital Stock

CenterPoint Energy has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock.

Dividends Declared

CenterPoint Energy declared dividends per share of $0.95, $0.83 and $0.81, respectively, during the years ended December 31, 2014, 2013 and 2012.

Undistributed Retained Earnings

As of December 31, 2014 and 2013, CenterPoint Energy’s consolidated retained earnings balance includes undistributed earnings from Enable of $71 million and $67 million, respectively.

(12)	Short-term Borrowings and Long-term Debt

	December 31, 2014		December 31, 2013
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Short-term borrowings:
Inventory financing	$—	$53	$—	$43
Total short-term borrowings	—	53	—	43
Long-term debt:
CenterPoint Energy:
ZENS (2)	—	152	—	143
Senior notes 5.95% to 6.85% due 2015 to 2018	550	200	750	—
Pollution control bonds 4.90% to 5.125% due 2015 to 2028 (3)	118	69	187	—
Commercial paper (4)	191	—	—	—
Other	2	2	—	—
CenterPoint Houston:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 2.25% to 6.95% due 2022 to 2044	1,912	—	1,312	—
Pollution control bonds 4.25% to 5.60% due 2017 to 2027	—	—	183	—
System restoration bonds 1.833% to 4.243% due 2015 to 2022	415	48	463	47
Transition bonds 0.90% to 5.302% due 2015 to 2024	2,259	324	2,583	307
Other	1	—	—	—
CERC Corp.:
Senior notes 4.50% to 6.625% due 2016 to 2041	2,168	—	2,168	—
Commercial paper (4)	341	—	118	—
Other	—	—	1	—
Unamortized discount and premium, net	(50)	—	(50)	—
Total long-term debt	8,009	795	7,817	497
Total debt	$8,009	$848	$7,817	$540

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 10(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)	$118 million of these series of debt were secured by general mortgage bonds of CenterPoint Houston at both December 31, 2014 and 2013.

(4)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(a) Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2018. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $53 million and $43 million as of December 31, 2014 and 2013, respectively.

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

Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to CenterPoint Houston’s purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed.

Approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Transition and System Restoration Bonds. As of December 31, 2014, CenterPoint Houston had special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates. The consolidated special purpose subsidiaries are wholly owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston’s retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

Credit Facilities. As of December 31, 2014 and 2013, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		December 31, 2014			December 31, 2013
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$191	$—	$6	$—
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	600	—	—	341	—	—	118
Total	$2,100	$—	$10	$532	$—	$10	$118

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

CenterPoint Houston’s $300 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at LIBOR plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston’s consolidated capitalization.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at LIBOR plus 1.50% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization.

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial debt covenants as of December 31, 2014.

Maturities.  CenterPoint Energy’s maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are $641 million in 2015, $716 million in 2016, $911 million in 2017, $1.1 billion in 2018 and $1.0 billion in 2019.  These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $372 million in 2015, $391 million in 2016, $411 million in 2017, $434 million in 2018 and $458 million in 2019.

Liens.  As of December 31, 2014, CenterPoint Houston’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2014, 2013 and 2012 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2015 is approximately $209 million, and the sinking fund requirement to be satisfied in 2015 is approximately $1.6 million. CenterPoint Energy expects CenterPoint Houston to meet these 2015 obligations by certification of property additions. As of December 31, 2014, CenterPoint Houston’s assets were also subject to liens securing approximately $2.4 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(13)	Income Taxes

The components of CenterPoint Energy’s income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax expense (benefit):
Federal	$(20)	$91	$—
State	14	23	12
Total current expense (benefit)	(6)	114	12
Deferred income tax expense (benefit):
Federal	273	370	280
State	7	(14)	48
Total deferred expense	280	356	328
Total income tax expense	$274	$470	$340

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Income before income taxes	$885	$781	$757
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	310	273	265
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	16	21	39
Amortization of investment tax credit	—	—	(2)
Tax effect related to the formation of Enable	—	196	—
Decrease in settled and uncertain income tax positions	—	(9)	(33)
Goodwill impairment	—	—	88
Tax basis balance sheet adjustments	(29)	—	—
Other, net	(23)	(11)	(17)
Total	(36)	197	75
Total income tax expense	$274	$470	$340
Effective tax rate	31.0%	60.2%	44.9%

In 2014, CenterPoint Energy recognized a $29 million deferred income tax benefit upon completion of its tax basis balance sheet review.  The adjustment resulted in a decrease to deferred tax liabilities of $32 million, a decrease to income taxes payable of $5 million and a decrease to income tax regulatory assets of $8 million.  CenterPoint Energy determined the impact of the $29 million adjustment was not material to any prior period or the year ended December 31, 2014.

In 2013, CenterPoint Energy recorded a deferred tax expense of $225 million at the formation of Enable related to the book-to-tax basis difference for contributed non-tax deductible goodwill and recognized a tax benefit of $29 million associated with the remeasurement of state deferred taxes at formation. In addition, CenterPoint Energy recognized a tax benefit of $8 million based on the settlement with the Internal Revenue Service (IRS) of outstanding tax claims for the 2002 and 2003 tax years.

In 2012, CenterPoint Energy recorded a non-tax deductible impairment of goodwill of $252 million ($88 million tax effect) and a net decrease in income tax expense of $33 million related to favorable audit settlements.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$10	$11
Deferred gas costs	—	7
Other	13	12
Total current deferred tax assets	23	30
Non-current:
Loss and credit carryforwards	69	51
Employee benefits	327	258
Other	89	76
Total non-current deferred tax assets before valuation allowance	485	385
Valuation allowance	(2)	(2)
Total non-current deferred tax assets, net of valuation allowance	483	383
Total deferred tax assets, net of valuation allowance	506	413
Deferred tax liabilities:
Current:
Unrealized gain on indexed debt securities	636	541
Unrealized gain on TW securities	65	97
Deferred gas costs	6	—
Total current deferred tax liabilities	707	638
Non-current:
Depreciation	2,201	1,908
Regulatory assets, net	1,228	1,308
Investment in unconsolidated affiliates	1,789	1,590
Other	21	119
Total non-current deferred tax liabilities	5,239	4,925
Total deferred tax liabilities	5,946	5,563
Accumulated deferred income taxes, net	$5,440	$5,150

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has $9 million of federal capital loss carryforwards which expire in 2018, $725 million of state net operating loss carryforwards which expire between 2015 and 2034, $4 million of state tax credits which do not expire, and $244 million of state capital loss carryforwards which expire in 2017 for which management established a full valuation allowance of $2 million net of federal tax. The valuation allowance was established based upon management’s evaluation that loss carryforwards may not be fully realized.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Energy’s unrecognized tax benefits (expenses):

	December 31,
	2014	2013	2012
	(in millions)
Balance, beginning of year	$—	$(23)	$51
Tax Positions related to prior years:
Reductions	—	(1)	(75)
Tax Positions related to current year:
Settlements	—	24	1
Balance, end of year	$—	$—	$(23)

CenterPoint Energy reported no uncertain tax liability as of December 31, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending December 31, 2015 to have a material impact on financial position, results of operations and cash flows.

CenterPoint Energy recognizes interest and penalties as a component of income tax expense.  CenterPoint Energy recognized $3 million of income tax expense, $3 million of income tax benefit and $7 million of income tax benefit related to interest on income tax positions during 2014, 2013 and 2012, respectively.  CenterPoint Energy had $5 million of interest receivable on income tax positions accrued at December 31, 2013.

Tax Audits and Settlements.   Tax years through 2011 have been audited and settled with the IRS. The consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2014.

(14)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2014 and 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2014, minimum payment obligations for natural gas supply commitments are approximately $696 million in 2015, $605 million in 2016, $551 million in 2017, $507 million in 2018, $255 million in 2019 and $114 million after 2019.

(b) Asset Management Agreements

NGD has asset management agreements (AMAs) associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these AMAs are contracts between NGD and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these AMAs, NGD agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for NGD and to use the released capacity for other purposes when it is not needed for NGD. NGD is compensated by the asset manager through payments made over the life of the AMAs based in part on the results of the asset optimization. NGD has an obligation to purchase its winter storage requirements that have been released to the asset manager under these AMAs. The AMAs have varying terms, the longest of which expires in 2018.

(c) Lease Commitments

The following table sets forth information concerning CenterPoint Energy’s obligations under non-cancelable long-term operating leases at December 31, 2014, which primarily consist of rental agreements for building space, data processing equipment, compression equipment and rights of way (in millions):

2015	$5
2016	4
2017	3
2018	2
2019	2
2020 and beyond	7
Total	$23

Total lease expense for all operating leases was $11 million, $21 million and $27 million during 2014, 2013 and 2012, respectively.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. Four amicus briefs favorable to our co-defendants were filed by the United States, Interstate Natural Gas Association of America, et. al., Washington Legal Foundation and Noble America Corporation, et. al. The Supreme Court heard arguments on January 12, 2015, and a ruling is expected by summer 2015. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

At December 31, 2014, CERC had recorded a liability of $7 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $5 million to $29 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. As of December 31, 2014, CERC had collected $4 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC and CenterPoint Energy do not expect the ultimate outcome of these investigations to have a material adverse effect on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

(e) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $42 million as of December 31, 2014.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of December 31, 2014, CenterPoint Energy had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable’s Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material.

(15)	Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions, except per share and share amounts)
Net income	$611	$311	$417

Basic weighted average shares outstanding	429,634,000	428,466,000	427,189,000
Plus: Incremental shares from assumed conversions:
Stock options	—	41,000	152,000
Restricted stock	2,034,000	2,423,000	2,453,000
Diluted weighted average shares	431,668,000	430,930,000	429,794,000

Basic earnings per share	$1.42	$0.73	$0.98

Diluted earnings per share	$1.42	$0.72	$0.97

(16)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
	(in millions, except per share amounts)
Revenues	$3,163	$1,884	$1,807	$2,372
Operating income	295	186	233	221
Net income	185	107	143	176

Basic earnings per share(1)	$0.43	$0.25	$0.33	$0.41

Diluted earnings per share(1)	$0.43	$0.25	$0.33	$0.41

	Year Ended December 31, 2013
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,388	$1,894	$1,640	$2,184
Operating income	332	223	244	211
Net income (loss)	$147	$(100)	$151	$113

Basic earnings (loss) per share(1)	$0.34	$(0.23)	$0.35	$0.26

Diluted earnings (loss) per share(1)	$0.34	$(0.23)	$0.35	$0.26

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(2)
Effective May 1, 2013, CenterPoint Energy contributed CenterPoint Midstream to Enable.  See Note 2(b) and Note 9 for further discussion on the formation of Enable and CenterPoint Energy’s investment in Enable, respectively.

(3)	CenterPoint Energy recognized a $29 million deferred income tax benefit upon completion of its tax basis balance sheet review.

(17)	Reportable Business Segments

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

Prior to May 1, 2013, CenterPoint Energy also reported an Interstate Pipelines business segment, which included CenterPoint Energy’s interstate natural gas pipeline operations, and a Field Services business segment, which included CenterPoint Energy’s non-rate regulated natural gas gathering, processing and treating operations. The formation of Enable closed on May 1, 2013. Enable now owns substantially all of CenterPoint Energy’s former Interstate Pipelines and Field Services business segments, except for a 0.1% interest in SESH. As a result, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its interest in SESH under its Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively.

Long-lived assets include net property, plant and equipment, goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets		Expenditures for Long-Lived Assets
As of and for the year ended December 31, 2014:
Electric Transmission & Distribution	$2,845	(1)	$—	$768	$595	$10,066		$818
Natural Gas Distribution	3,271		30	201	287	5,464		525
Energy Services	3,095		84	5	52	978		3
Midstream Investments (2)	—		—	—	—	4,521		—
Other	15		—	39	1	3,368	(3)	56
Reconciling Eliminations	—		(114)	—	—	(1,197)		—
Consolidated	$9,226		$—	$1,013	$935	$23,200		$1,402
As of and for the year ended December 31, 2013:
Electric Transmission & Distribution	$2,570	(1)	$—	$685	$607	$9,605		$759
Natural Gas Distribution	2,837		26	185	263	4,976		430
Energy Services	2,374		27	5	13	895		3
Interstate Pipelines (4) (6)	133		53	20	72	—		29
Field Services (5) (6)	178		18	20	73	—		16
Midstream Investments (2)	—		—	—	—	4,518		—
Other	14		—	39	(18)	3,026	(3)	35
Reconciling Eliminations	—		(124)	—	—	(1,150)		—
Consolidated	$8,106		$—	$954	$1,010	$21,870		$1,272
As of and for the year ended December 31, 2012:
Electric Transmission & Distribution	$2,540	(1)	$—	$729	$639	$11,174		$599
Natural Gas Distribution	2,320		22	173	226	4,775		359
Energy Services	1,758		26	6	(250)	839		6
Interstate Pipelines (4)	356		146	56	207	4,004		132
Field Services (5)	467		39	50	214	2,453		52
Other	11		—	36	2	2,600	(3)	40
Reconciling Eliminations	—		(233)	—	—	(2,974)		—
Consolidated	$7,452		$—	$1,050	$1,038	$22,871		$1,188

(1)
Sales to affiliates of NRG in 2014, 2013 and 2012 represented approximately $735 million, $658 million and $648 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of Energy Future Holdings Corp. in 2014, 2013 and 2012 represented approximately $189 million, $167 million and $162 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Midstream Investments reported equity earnings of $303 million from Enable and $5 million of equity earnings from CenterPoint Energy’s interest in SESH for the year ended December 31, 2014. Midstream Investments reported equity earnings of $173 million from Enable and $8 million of equity earnings from CenterPoint Energy’s interest in SESH for the eight months ended December 31, 2013. Included in total assets of Midstream Investments as of December 31, 2014 and 2013 is $4,520 million and $4,319 million, respectively, related to CenterPoint Energy’s investment in Enable and $1 million and $199 million related to CenterPoint Energy’s retained interest in SESH, respectively.

(3)
Included in total assets of Other Operations as of December 31, 2014, 2013 and 2012, are pension and other postemployment related regulatory assets of $795 million, $627 million and $832 million, respectively.

(4)
Interstate Pipelines recorded equity income of $7 million and $26 million in the years ended December 31, 2013 and 2012, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $404 million as of December 31, 2012, and is included in Investment in unconsolidated affiliates. As discussed above, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its interest in SESH under its Midstream Investments segment, and no longer has an Interstate Pipelines reporting segment prospectively.

(5)
Field Services recorded equity income of $5 million for the year ended December 31, 2012 from its interest in Waskom. This amount is included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption. Beginning on August 1, 2012, financial results for Waskom are included in operating income due to the July 31, 2012 purchase of the 50% interest in Waskom that CenterPoint Energy did not already own. CenterPoint Energy contributed 100% interest in Waskom to Enable on May 1, 2013. Effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable under its Midstream Investments segment, and no longer has a Field Services reporting segment prospectively.

(6)	Results reflected in the year ended December 31, 2013 represent only January 2013 through April 2013.

	Year Ended December 31,
Revenues by Products and Services:	2014	2013	2012

Electric delivery	$2,845	$2,570	$2,540
Retail gas sales	5,049	4,150	3,328
Wholesale gas sales	1,159	913	613
Gas transportation and processing	38	345	847
Energy products and services	135	128	124
Total	$9,226	$8,106	$7,452

(18)	Subsequent Events

On January 22, 2015, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2475 per share of common stock payable on March 10, 2015, to shareholders of record as of the close of business on February 13, 2015.

On January 23, 2015, Enable declared a quarterly cash distribution of $0.30875 per unit on all of its outstanding common and subordinated units for the quarter ended December 31, 2014. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $72 million from Enable in the first quarter of 2015 to be made with respect to CERC Corp.’s limited partner interest in Enable for the fourth quarter of 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) pertains to the assessment of internal control effectiveness in an organization.  This framework was first implemented in 1992 and revised in 2013.  CenterPoint Energy utilizes this framework for assessing the effectiveness of our internal controls and transitioned to the new 2013 COSO framework during the fourth quarter of 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014 which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2015 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2015 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2015 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2015 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2015 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.5.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2014

Report of Independent Registered Public Accounting Firm	123
I — Condensed Financial Information of CenterPoint Energy, Inc. (Parent Company)	124
II — Valuation and Qualifying Accounts	130

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 26, 2015; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in the index at Item 15 (a)(2).  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Expenses:
Operation and Maintenance Expenses	$(22)	$(13)	$(20)
Total	(22)	(13)	(20)
Other Income (Expense):
Interest Income from Subsidiaries	—	8	10
Other Income (Expense)	(1)	(5)	6
Loss on Indexed Debt Securities	(86)	(193)	(71)
Interest Expense to Subsidiaries	—	(24)	(25)
Interest Expense	(103)	(104)	(112)
Total	(190)	(318)	(192)
Loss Before Income Taxes, Equity in Subsidiaries	(212)	(331)	(212)
Income Tax Benefit	115	137	87
Loss Before Equity in Subsidiaries	(97)	(194)	(125)
Equity Income of Subsidiaries	708	505	542
Net Income	$611	$311	$417

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$611	$311	$417
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $5,$25 and $2)	3	44	(2)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax)	1	1	—
Other comprehensive income (loss)	4	45	(2)
Comprehensive income	$615	$356	$415

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Notes receivable — subsidiaries	227	88
Accounts receivable — subsidiaries	230	116
Other assets	87	21
Total current assets	544	225
Other Assets:
Investment in subsidiaries	6,529	6,142
Other assets	811	649
Total other assets	7,340	6,791
Total Assets	$7,884	$7,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable — subsidiaries	$142	$11
Indexed debt	152	143
Current portion of other long-term debt	269	—
Indexed debt securities derivative	541	455
Accounts payable:
Subsidiaries	80	35
Other	2	5
Taxes accrued	575	517
Interest accrued	13	13
Other	22	—
Total current liabilities	1,796	1,179
Other Liabilities:
Accumulated deferred tax liabilities	240	232
Benefit obligations	441	340
Other	1	—
Total non-current liabilities	682	572
Long-Term Debt	858	936
Shareholders’ Equity:
Common stock	4	4
Additional paid-in capital	4,169	4,157
Retained earnings	461	258
Accumulated other comprehensive loss	(86)	(90)
Total shareholders’ equity	4,548	4,329
Total Liabilities and Shareholders’ Equity	$7,884	$7,016

See Notes to Condensed Financial Information (Parent Company) and
CenterPoint Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8

CENTERPOINT ENERGY, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF
CENTERPOINT ENERGY, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Operating Activities:
Net income	$611	$311	$417
Non-cash items included in net income:
Equity income of subsidiaries	(708)	(505)	(542)
Deferred income tax expense	86	6	113
Amortization of debt issuance costs	4	4	4
Loss on indexed debt securities	86	193	71
Changes in working capital:
Accounts receivable/(payable) from subsidiaries, net	(7)	47	39
Accounts payable	(3)	5	—
Other current assets	—	—	26
Other current liabilities	(83)	42	(63)
Common stock dividends received from subsidiaries	315	766	1,700
Other	(76)	(70)	(72)
Net cash provided by operating activities	225	799	1,693
Investing Activities:
Decrease (increase) in notes receivable from subsidiaries	(139)	868	(398)
Net cash provided by (used in) investing activities	(139)	868	(398)
Financing Activities:
Proceeds from commercial paper, net	191	—	—
Payments on long-term debt	—	(151)	(375)
Debt issuance costs	(1)	(2)	—
Common stock dividends paid	(408)	(355)	(346)
Proceeds from issuance of common stock, net	1	4	4
Increase (decrease) in notes payable to subsidiaries	131	(1,173)	(578)
Redemption of indexed debt securities	—	(8)	—
Other	—	18	—
Net cash used in financing activities	(86)	(1,667)	(1,295)
Net Decrease in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—
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

(2) New Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which significantly changes the existing accounting guidance on discontinued operations. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as a discontinued operation.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  ASU 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operation.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (ASU 2014-16).  ASU 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. CenterPoint Energy is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)-Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01), which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively. CenterPoint Energy will adopt ASU 2015-01 on January 1, 2016 and does not anticipate the adoption to have a material impact on its consolidated financial statements.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Long-term Debt. As of December 31, 2014 and 2013, CenterPoint Energy had no borrowings and approximately $6 million and $6 million, respectively, of outstanding letters of credit under its $1.2 billion credit facility. There was $191 million of commercial paper outstanding that was backstopped by CenterPoint Energy’s $1.2 billion credit facility as of December 31, 2014. CenterPoint Energy was in compliance with all financial debt covenants as of December 31, 2014.

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

CenterPoint Energy’s maturities of long-term debt, excluding the indexed debt securities obligation, are $269 million in 2015, $250 million in 2017, $350 million in 2018 and $191 million in 2019.  There are no maturities of long-term debt in 2016.

(4) Guarantees. CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of December 31, 2014, CenterPoint Energy had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CENTERPOINT ENERGY, INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2014

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2014
Accumulated provisions:
Uncollectible accounts receivable	$28	$22	$2	$26	$26
Deferred tax asset valuation allowance	2	—	—	—	2
Year Ended December 31, 2013
Accumulated provisions:
Uncollectible accounts receivable	$25	$21	$1	$19	$28
Deferred tax asset valuation allowance	2	—	—	—	2
Year Ended December 31, 2012
Accumulated provisions:
Uncollectible accounts receivable	$25	$16	$1	$17	$25
Deferred tax asset valuation allowance	4	(1)	(1)	—	2

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 26th day of February, 2015.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ Scott M. Prochazka
Scott M. Prochazka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

Signature	Title
/s/ SCOTT M. PROCHAZKA	President, Chief Executive Officer and
Scott M. Prochazka	Director (Principal Executive Officer and Director)

/s/ GARY L. WHITLOCK	Executive Vice President and Chief
Gary L. Whitlock	Financial Officer (Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief
Kristie L. Colvin	Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL	Executive Chairman of the Board of Directors
Milton Carroll

/s/ MICHAEL P. JOHNSON	Director
Michael P. Johnson

/s/ JANIECE M. LONGORIA	Director
Janiece M. Longoria

/s/ SCOTT J. MCLEAN	Director
Scott J. McLean

/s/ SUSAN O. RHENEY	Director
Susan O. Rheney

/s/ PHILIP R. SMITH	Director
Philip R. Smith

/s/ R. A. WALKER	Director
R. A. Walker

/s/ PETER S. WAREING	Director
Peter S. Wareing

CENTERPOINT ENERGY, INC.

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2014

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
			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4

4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)
4(e)(4)	—	Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(5)
4(e)(5)	—	Fifth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(6)
4(e)(6)	—	Sixth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(7)
4(e)(7)	—	Seventh Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(8)
4(e)(8)	—	Eighth Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(9)
4(e)(9)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)
4(e)(10)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(e)(11)	—	Officer’s Certificate dated November 12, 2003 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(e)(12)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1
4(e)(13)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2
4(e)(14)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2
4(e)(15)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1

4(e)(16)	—	Twelfth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 9, 2003	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(e)(17)	—	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.3
4(e)(18)	—	Thirteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 6, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(e)(19)	—	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(e)(20)	—	Fourteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of February 11, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(e)(21)	—	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(e)(22)	—	Fifteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(e)(23)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(e)(24)	—	Sixteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(e)(25)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(e)(26)	—	Seventeenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 31, 2004	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(e)(27)	—	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(e)(28)	—	Nineteenth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 26, 2008	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.2
4(e)(29)	—	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.3
4(e)(30)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4(e)(31)	—	Twenty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(e)(32)	—	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(e)(33)	—	Twenty-Second Supplemental Indenture to Exhibit 4(e)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)

4(e)(34)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(e)(35)	—	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Houston and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10
4(e)(36)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
4(f)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(f)(1), dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.2
4(f)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(f)(1), dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	CERC Corp.’s Form 8-K dated November 9, 1998	1-13265	4.1
4(f)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(f)(1), dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	CERC Corp.’s Registration Statement on Form S-4	333-49162	4.2
4(f)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(f)(1), dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	CERC Corp.’s Form 8-K dated February 21, 2001	1-13265	4.1
4(f)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(f)(1), dated as of March 25, 2003, providing for the issuance of CenterPoint Energy Resources Corp.’s (CERC Corp.’s) 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated March 18, 2003	1-31447	4.1
4(f)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(f)(1), dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	CenterPoint Energy’s Form 8-K dated April 7, 2003	1-31447	4.2
4(f)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(f)(1), dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	CenterPoint Energy’s Form 8-K dated October 29, 2003	1-31447	4.2
4(f)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(f)(1), dated as of December 28, 2005, providing for a modification of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(f)(10)	—	Supplemental Indenture No. 9 to Exhibit 4(f)(1), dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(f)(11)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)
4(f)(12)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8

4(f)(13)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(14)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1) dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9
4(f)(15)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)
4(f)(16)	—	Supplemental Indenture No. 15 to Exhibit 4(f)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1
4(g)(2)	—	Supplemental Indenture No. 1 to Exhibit 4(g)(1), dated as of May 19, 2003, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes due 2023	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.2
4(g)(3)	—	Supplemental Indenture No. 2 to Exhibit 4(g)(1), dated as of May 27, 2003, providing for the issuance of CenterPoint Energy’s 5.875% Senior Notes due 2008 and 6.85% Senior Notes due 2015	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.3
4(g)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(g)(1), dated as of September 9, 2003, providing for the issuance of CenterPoint Energy’s 7.25% Senior Notes due 2010	CenterPoint Energy’s Form 8-K dated September 9, 2003	1-31447	4.2
4(g)(5)	—	Supplemental Indenture No. 4 to Exhibit 4(g)(1), dated as of December 17, 2003, providing for the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 10, 2003	1-31447	4.2
4(g)(6)	—	Supplemental Indenture No. 5 to Exhibit 4(g)(1), dated as of December 13, 2004, as supplemented by Exhibit 4(g)(5), relating to the issuance of CenterPoint Energy’s 2.875% Convertible Senior Notes due 2024	CenterPoint Energy’s Form 8-K dated December 9, 2004	1-31447	4.1
4(g)(7)	—	Supplemental Indenture No. 6 to Exhibit 4(g)(1), dated as of August 23, 2005, providing for the issuance of CenterPoint Energy’s 3.75% Convertible Senior Notes, Series B due 2023	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(g)(7)
4(g)(8)	—	Supplemental Indenture No. 7 to Exhibit 4(g)(1), dated as of February 6, 2007, providing for the issuance of CenterPoint Energy’s 5.95% Senior Notes due 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(g)(8)
4(g)(9)	—	Supplemental Indenture No. 8 to Exhibit 4(g)(1), dated as of May 5, 2008, providing for the issuance of CenterPoint Energy’s 6.50% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.7
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1

4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)
4(i)(1)	—	$1,200,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4(i)(2)	—	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4(i)(3)	—	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4(i)(4)	—	Third Amendment to Credit Agreement, dated as of September 9, 2014, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.1
4(j)(1)	—	$300,000,000 Credit Agreement dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4(j)(2)	—	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4(j)(3)	—	Second Amendment to Credit Agreement, dated as of September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.2
4(k)	—	$950,000,000 Credit Agreement dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4(k)(2)	—	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4(k)(3)	—	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
4(k)(4)	—	Third Amendment to Credit Agreement, dated as of September 9, 2014, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.3

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10(a)	—	CenterPoint Energy Executive Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.4
*10(b)(1)	—	Executive Incentive Compensation Plan of Houston Industries Incorporated (HI) effective as of January 1, 1982	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(b)
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(a)
*10(b)(3)	—	Second Amendment to Exhibit 10(b)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(b)
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1) effective as of September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(b)(4)
*10(b)(5)	—	Fourth Amendment to Exhibit 10(b)(1) effective as of August 6, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(b)(5)
*10(c)(1)	—	Executive Incentive Compensation Plan of HI as amended and restated on January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(b)
*10(c)(2)	—	First Amendment to Exhibit 10(c)(1) effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(f)(2)
*10(c)(3)	—	Second Amendment to Exhibit 10(c)(1) effective as of March 30, 1992	HI’s Form 10-Q for the quarter ended March 31, 1992	1-7629	10(d)
*10(c)(4)	—	Third Amendment to Exhibit 10(c)(1) effective as of November 4, 1992	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(4)
*10(c)(5)	—	Fourth Amendment to Exhibit 10(c)(1) effective as of January 1, 1993	HI’s Form 10-K for the year ended December 31, 1992	1-7629	10(f)(5)
*10(c)(6)	—	Fifth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1995, and in part, September 7, 1994	HI’s Form 10-K for the year ended December 31, 1994	1-7629	10(f)(6)
*10(c)(7)	—	Sixth Amendment to Exhibit 10(c)(1) effective as of August 1, 1995	HI’s Form 10-Q for the quarter ended June 30, 1995	1-7629	10(a)
*10(c)(8)	—	Seventh Amendment to Exhibit 10(c)(1) effective as of January 1, 1996	HI’s Form 10-Q for the quarter ended June 30, 1996	1-7629	10(a)
*10(c)(9)	—	Eighth Amendment to Exhibit 10(c)(1) effective as of January 1, 1997	HI’s Form 10-Q for the quarter ended June 30, 1997	1-7629	10(a)
*10(c)(10)	—	Ninth Amendment to Exhibit 10(c)(1) effective in part, January 1, 1997, and in part, January 1, 1998	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(f)(10)
*10(d)	—	Benefit Restoration Plan of HI effective as of June 1, 1985	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(c)
*10(e)	—	Benefit Restoration Plan of HI as amended and restated effective as of January 1, 1988	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(g)(2)
*10(f)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3
*10(g)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1
*10(g)(2)	—	First Amendment to Exhibit 10(g)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4
*10(h)(1)	—	HI 1995 Section 415 Benefit Restoration Plan effective August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(1)
*10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of August 1, 1995	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(h)(2)

*10(i)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1
*10(j)(1)	—	Reliant Energy 1994 Long- Term Incentive Compensation Plan, as amended and restated effective January 1, 2001	Reliant Energy’s Form 10-Q for the quarter ended June 30, 2002	1-3187	10.6
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1), effective December 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(p)(7)
*10(j)(3)	—	Form of Non-Qualified Stock Option Award Notice under Exhibit 10(i)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.6
*10(k)(1)	—	Savings Restoration Plan of HI effective as of January 1, 1991	HI’s Form 10-K for the year ended December 31, 1990	1-7629	10(f)
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 1992	HI’s Form 10-K for the year ended December 31, 1991	1-7629	10(l)(2)
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective in part, August 6, 1997, and in part, October 1, 1997	HI’s Form 10-K for the year ended December 31, 1997	1-3187	10(q)(3)
*10(l)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4
*10(l)(2)	—	First Amendment to Exhibit 10(l)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5
*10(m)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3
*10(m)(2)	—	First Amendment to Exhibit 10(m)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6
*10(n)(1)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.6
*10(n)(2)	—	First Amendment to Exhibit 10(n)(1) effective as of January 1, 2004	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.6
*10(n)(3)	—	CenterPoint Energy Outside Director Benefits Plan, as amended and restated effective December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(n)(3)
*10(o)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5
*10(p)	—	Employment and Supplemental Benefits Agreement between HL&P and Hugh Rice Kelly	HI’s Form 10-Q for the quarter ended March 31, 1987	1-7629	10(f)
10(q)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2
10(q)(2)	—	Amendment to Exhibit 10(q)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)
*10(r)(1)	—	Houston Industries Incorporated Executive Deferred Compensation Trust effective as of December 19, 1995	HI’s Form 10-K for the year ended December 31, 1995	1-7629	10(7)
*10(r)(2)	—	First Amendment to Exhibit 10(r)(1) effective as of August 6, 1997	HI’s Form 10-Q for the quarter ended June 30, 1998	1-3187	10
†10(s)	—	Summary of Certain Compensation Arrangements of Milton Carroll, Executive Chairman of the Board of Directors of CenterPoint Energy

*10(t)	—	Reliant Energy, Incorporated and Subsidiaries Common Stock Participation Plan for Designated New Employees and Non-Officer Employees, as amended and restated effective January 1, 2001	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(y)(2)
*10(u)(1)	—	Long-Term Incentive Plan of CenterPoint Energy, Inc. (amended and restated effective as of May 1, 2004)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2004	1-31447	10.5
*10(u)(2)	—	First Amendment to Exhibit (u)(1), effective January 1, 2007	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2007	1-31447	10.5
*10(u)(3)	—	Form of Non-Qualified Stock Option Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.1
*10(u)(4)	—	Form of Restricted Stock Award Agreement under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.2
*10(u)(5)	—	Form of Performance Share Award under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated January 25, 2005	1-31447	10.3
*10(u)(6)	—	Form of Performance Share Award Agreement for 20XX-20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.2
*10(u)(7)	—	Form of Restricted Stock Award Agreement (With Performance Vesting Requirement) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2005	1-31447	10.2
*10(u)(8)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 22, 2006	1-31447	10.3
*10(u)(9)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.1
*10(u)(10)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.2
*10(u)(11)	—	Form of Stock Award Agreement (Without Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 21, 2007	1-31447	10.3
*10(u)(12)	—	Form of Performance Share Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.1
*10(u)(13)	—	Form of Stock Award Agreement (With Performance Goal) under Exhibit 10(u)(1)	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.2
10(v)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10(v)(2)	—	First Amendment to Exhibit 10(v)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)
10(v)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5
10(v)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6
10(v)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8
10(w)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)
10(w)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)
10(w)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)

*10(x)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and David G. Tees	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(jj)
*10(y)	—	Retention Agreement effective October 15, 2001 between Reliant Energy and Michael A. Reed	Reliant Energy’s Form 10-K for the year ended December 31, 2001	1-3187	10(kk)
*10(z)	—	Non-Qualified Unfunded Executive Supplemental Income Retirement Plan of Arkla, Inc. effective as of August 1, 1983	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(gg)
*10(aa)(1)	—	Deferred Compensation Plan for Directors of Arkla, Inc. effective as of November 10, 1988	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(1)
*10(aa)(2)	—	First Amendment to Exhibit 10(aa)(1) effective as of August 6, 1997	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(hh)(2)
*10(bb)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2
*10(bb)(2)	—	First Amendment to Exhibit 10(bb)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4
*10(bb)(3)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3
*10(bb)(4)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1
*10(cc)(1)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.3
*10(cc)(2)	—	Second Amendment to Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated December 10, 2009	1-31447	10.1
*10(dd)(1)	—	CenterPoint Energy Stock Plan for Outside Directors, as amended and restated effective May 7, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	10(ll)
*10(dd)(2)	—	First Amendment to Exhibit 10(dd)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2010	1-31447	10.2
*10(dd)(3)	—	Second Amendment to Exhibit 10(dd)(1)	CenterPoint Energy’s Registration Statement on Form S-8	333-173660	4.6
*†10(dd)(4)	—	Third Amendment to Exhibit 10(dd)(1)
10(ee)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
10(ff)	—	Letter Agreement dated March 16, 2006 between CenterPoint Energy and John T. Cater	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2006	1-31447	10
10(gg)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2
10(gg)(2)	—	First Amendment to Exhibit 10(gg)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3
*10(hh)(1)	—	Executive Benefits Agreement by and between HL&P and Thomas R. Standish effective August 20, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(1)
*10(hh)(2)	—	First Amendment to Exhibit 10(hh)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(hh)(2)
*10(ii)(1)	—	Executive Benefits Agreement by and between HL&P and David M. McClanahan effective August 24, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(1)
*10(ii)(2)	—	First Amendment to Exhibit 10(ii)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(ii)(2)
*10(jj)(1)	—	Executive Benefits Agreement by and between HL&P and Joseph B. McGoldrick effective August 30, 1993	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(1)

*10(jj)(2)	—	First Amendment to Exhibit 10(jj)(1) effective as of December 31, 2008	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(jj)(2)
*†10(kk)(1)	—	Letter Agreement dated January 23, 2015 between CenterPoint Energy and William D. Rogers
*10(ll)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
*†10(ll)(2)	—	Form of Qualified Performance Award Agreement for 20XX — 20XX Performance Cycle under Exhibit 10(ll)(1)
*†10(ll)(3)	—	Form of Qualified Performance Award Agreement for Executive Chairman 20XX — 20XX Performance Cycle under Exhibit 10(ll)(1)
*10(ll)(4)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(ll)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2
*10(ll)(5)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(ll)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.3
*†10(ll)(6)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(ll)(1)
*†10(ll)(7)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(ll)(1)
*†10(ll)(8)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(ll)(1)
†10(mm)	—	Summary of non-employee director compensation
†10(nn)	—	Summary of named executive officer compensation
10(oo)	—	Form of Executive Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(nn)
10(pp)	—	Form of Corporate Officer Change in Control Agreement	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	10(oo)
10(qq)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K/A dated December 11, 2014	1-31447	10.1
10(rr)	—	Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1
10(ss)	—	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,050,000,000 3-year unsecured term loan facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.1
10(tt)	—	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,400,000,000 5-year unsecured revolving credit facility	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	10.2
10(uu)	—	First Amended and Restated Agreement of Limited Partnership of CEFS dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.1
10(vv)	—	First Amendment to the First Amended and Restated Agreement of Limited Partnership of CEFS dated as of July 30, 2013	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2013	1-31447	10.1
10(ww)	—	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated April 16, 2014	CenterPoint Energy’s Form 8-K dated April 16, 2014	1-31447	10.1
10(xx)	—	Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.2

10(yy)(1)	—	Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2013	1-31447	10.2
10(yy)(2)	—	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of April 16, 2014	CenterPoint Energy’s Form 8-K dated April 16, 2014	1-31447	10.2
10(zz)	—	Registration Rights Agreement dated as of May 1, 2013 by and among CEFS, CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3
10(aaa)	—	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4
10(bbb)	—	Agreement, dated June 26, 2013, by and between CERC Corp. and C. Gregory Harper	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2013	1-31447	10.6
10(ccc)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)
†12	—	Computation of Ratio of Earnings to Fixed Charges
†21	—	Subsidiaries of CenterPoint Energy
†23.1	—	Consent of Deloitte & Touche LLP
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP
†31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
†31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
†32.1	—	Section 1350 Certification of Scott M. Prochazka
†32.2	—	Section 1350 Certification of Gary L. Whitlock
99.1	—	$1,400,000,000 Credit Agreement, dated as of May 1, 2013, among CEFS as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	99.2
99.2	—	First Amendment and Waiver to Revolving Credit Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	99.3
99.3	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012	Part II, Item 8 of Enable Midstream Partners, LP’s Form 10-K for the year ended December 31, 2014	001-36413	Item 8
†101.INS	—	XBRL Instance Document
†101.SCH	—	XBRL Taxonomy Extension Schema Document
†101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
†101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document