Form 10-Q
period 2015-03-31
CENTERPOINT ENERGY INC
filed 2015-05-11
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

As of April 20, 2015, CenterPoint Energy, Inc. had 430,207,011 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

•
the performance of Enable Midstream Partners, LP (Enable), the amount of cash distributions we receive from Enable, and the value of our interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified below and:

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

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	potential recording of non-cash other-than-temporary impairment charges related to Enable;

◦	changes in tax status;

◦	access to growth capital; and

◦	the availability and prices of raw materials for current and future construction projects;

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

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials;

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

ii

•	the impact of unplanned facility outages;

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events;

•	our ability to invest planned capital;

•	our ability to control operation and maintenance costs;

•	the sufficiency of our insurance coverage, including availability, cost, coverage and terms;

•	the investment performance of our pension and postretirement benefit plans;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	changes in interest rates or rates of inflation;

•	actions by credit rating agencies;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. (NRG) and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•
our potential business strategies, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	our ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG, and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation;

•	changes in technology, particularly with respect to efficient battery storage or emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	effectiveness of our risk management activities;

•	the effect of changes in and application of accounting standards and pronouncements; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$2,433	$3,163

Expenses:
Natural gas	1,354	2,043
Operation and maintenance	498	479
Depreciation and amortization	217	235
Taxes other than income taxes	108	111
Total	2,177	2,868
Operating Income	256	295

Other Income (Expense):
Loss on marketable securities	(17)	(30)
Gain on indexed debt securities	24	43
Interest and other finance charges	(89)	(84)
Interest on transition and system restoration bonds	(28)	(30)
Equity in earnings of unconsolidated affiliates, net	52	91
Other, net	11	9
Total	(47)	(1)

Income Before Income Taxes	209	294
Income tax expense	78	109
Net Income	$131	$185

Basic Earnings Per Share	$0.30	$0.43

Diluted Earnings Per Share	$0.30	$0.43

Dividends Declared Per Share	$0.2475	$0.2375

Weighted Average Shares Outstanding, Basic	430	429

Weighted Average Shares Outstanding, Diluted	431	431

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$131	$185
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2 and $1)	2	1
Total	2	1
Comprehensive income	$133	$186

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents ($212 and $290 related to VIEs, respectively)	$234	$298
Investment in marketable securities	913	930
Accounts receivable ($55 and $58 related to VIEs, respectively), less bad debt reserve of $34 and $26, respectively	897	837
Accrued unbilled revenues	235	357
Natural gas inventory	37	211
Materials and supplies	161	168
Non-trading derivative assets	82	99
Taxes receivable	—	190
Prepaid expenses and other current assets ($43 and $47 related to VIEs, respectively)	132	178
Total current assets	2,691	3,268

Property, Plant and Equipment:
Property, plant and equipment	15,633	15,358
Less: accumulated depreciation and amortization	4,963	4,856
Property, plant and equipment, net	10,670	10,502

Other Assets:
Goodwill	840	840
Regulatory assets ($2,670 and $2,738 related to VIEs, respectively)	3,426	3,527
Notes receivable - affiliated companies	363	363
Non-trading derivative assets	35	32
Investment in unconsolidated affiliates	4,501	4,521
Other	144	147
Total other assets	9,309	9,430

Total Assets	$22,670	$23,200

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2015	December 31, 2014
Current Liabilities:
Short-term borrowings	$—	$53
Current portion of VIE transition and system restoration bonds long-term debt	380	372
Indexed debt	154	152
Current portion of other long-term debt	271	271
Indexed debt securities derivative	517	541
Accounts payable	476	716
Taxes accrued	142	161
Interest accrued	116	124
Non-trading derivative liabilities	9	19
Accumulated deferred income taxes, net	728	683
Other	394	383
Total current liabilities	3,187	3,475

Other Liabilities:
Accumulated deferred income taxes, net	4,716	4,757
Non-trading derivative liabilities	2	1
Benefit obligations	928	953
Regulatory liabilities	1,243	1,206
Other	253	251
Total other liabilities	7,142	7,168

Long-term Debt:
VIE transition and system restoration bonds	2,528	2,674
Other	5,239	5,335
Total long-term debt	7,767	8,009

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock (430,206,636 shares and 429,795,830 shares outstanding, respectively)	4	4
Additional paid-in capital	4,168	4,169
Retained earnings	486	461
Accumulated other comprehensive loss	(84)	(86)
Total shareholders’ equity	4,574	4,548

Total Liabilities and Shareholders’ Equity	$22,670	$23,200

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$131	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	235
Amortization of deferred financing costs	7	7
Deferred income taxes	7	4
Unrealized loss on marketable securities	17	30
Unrealized gain on indexed debt securities	(24)	(43)
Write-down of natural gas inventory	2	—
Equity in earnings of unconsolidated affiliates, net of distributions	20	(22)
Pension contributions	(23)	(3)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	57	(253)
Inventory	179	113
Taxes receivable	190	—
Accounts payable	(208)	128
Fuel cost recovery	86	(27)
Non-trading derivatives, net	1	—
Margin deposits, net	(4)	1
Interest and taxes accrued	(27)	19
Net regulatory assets and liabilities	58	27
Other current assets	17	20
Other current liabilities	(41)	(55)
Other assets	6	9
Other liabilities	(1)	13
Other, net	(1)	(8)
Net cash provided by operating activities	666	380

Cash Flows from Investing Activities:
Capital expenditures	(341)	(301)
Decrease (increase) in restricted cash of transition and system restoration bond companies	5	(2)
Other, net	(1)	(13)
Net cash used in investing activities	(337)	(316)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(43)
Payments of commercial paper, net	(96)	(118)
Proceeds from long-term debt	—	600
Payments of long-term debt	(139)	(231)
Debt issuance costs	—	(5)
Payment of common stock dividends	(106)	(102)
Proceeds from issuance of common stock, net	—	1
Other, net	1	5
Net cash provided by (used in) financing activities	(393)	107

Net Increase (Decrease) in Cash and Cash Equivalents	(64)	171
Cash and Cash Equivalents at Beginning of Period	298	208
Cash and Cash Equivalents at End of Period	$234	$379

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$115	$122
Income tax refunds, net	(166)	(1)
Non-cash transactions:
Accounts payable related to capital expenditures	72	59

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy, Inc. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy, Inc. and its subsidiaries (collectively, CenterPoint Energy). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Energy for the year ended December 31, 2014 (CenterPoint Energy Form 10-K).

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described in Note 7. As of March 31, 2015, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of March 31, 2015, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of March 31, 2015, CenterPoint Energy had variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(2) New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CenterPoint Energy will adopt ASU 2015-02 on January 1, 2016 and is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Energy will adopt ASU 2015-03 retrospectively on January 1, 2016, which will result in a reduction of both other long-term assets and long-term debt on its Condensed Consolidated Balance Sheets. CenterPoint Energy had debt issuance costs of $59 million and $61 million included in other long-term assets on its Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (ASU 2015-05).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change a customer’s accounting for service contracts.  ASU 2015-05 is effective for fiscal years, and interim periods within the fiscal years, beginning after December 15, 2015 and may be adopted either prospectively or retrospectively.  CenterPoint Energy will adopt ASU 2015-05 on January 1, 2016 and is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2015		2014
	Pension Benefits (1)	Postretirement Benefits	Pension Benefits (1)	Postretirement Benefits
	(in millions)
Service cost	$10	$1	$10	$—
Interest cost	23	5	25	6
Expected return on plan assets	(30)	(2)	(31)	(2)
Amortization of prior service cost	3	—	3	—
Amortization of net loss	14	1	11	—
Amortization of transition obligation	—	—	—	1
Settlement cost (2)	9	—	—	—
Net periodic cost	$29	$5	$18	$5
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

(2)
A one-time, non-cash settlement charge is required when lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of net periodic cost for that year.  Due to the distribution of lump sum payments from the non-qualified pension plan during the three months ended March 31, 2015, CenterPoint Energy recognized a non-cash settlement charge of $9 million.  This charge is an acceleration of costs that would otherwise be recognized in future periods.  CenterPoint Energy will continue to recognize incremental settlement costs in subsequent quarters as additional lump sum distributions are made under the non-qualified pension plan.  CenterPoint Energy currently estimates the additional settlement costs in the remaining nine months of 2015 to total approximately $1 million.

CenterPoint Energy's changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended March 31,
	2015	2014
	Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(85)	$(88)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (1)	4	2
Total reclassifications from accumulated other comprehensive loss	4	2
Tax expense	(2)	(1)
Net current period other comprehensive income	2	1
Ending Balance	$(83)	$(87)
________________

(1)	These components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $66 million to its pension plans in 2015, of which approximately $23 million was contributed during the three months ended March 31, 2015.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2015, of which approximately $5 million was contributed during the three months ended March 31, 2015.

(4) Regulatory Accounting

As of March 31, 2015, CenterPoint Energy has not recognized an allowed equity return of $433 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2015 and 2014, CenterPoint Houston recognized approximately $9 million and $15 million, respectively, of the allowed equity return not previously recognized.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its natural gas distribution business (NGD) in Arkansas, Louisiana, Mississippi and Oklahoma. NGD in Texas and Minnesota

and electric operations in Texas do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on NGD’s results in Texas and Minnesota and on CenterPoint Houston’s results in its service territory.

CenterPoint Energy entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in both 2013 - 2014 and 2014 - 2015. CenterPoint Energy also entered into a winter weather hedge for the CenterPoint Houston service territory, which contained a bilateral dollar cap of $8 million in both 2013 - 2014 and 2014 - 2015. The swaps are based on ten-year normal weather. During the three months ended March 31, 2015 and 2014, CenterPoint Energy recognized losses of $10 million and $8 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of March 31, 2015 and December 31, 2014, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2015 and 2014.

Fair Value of Derivative Instruments
		March 31, 2015
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$82	$—
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	35	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	9	63
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	2	19
Indexed debt securities derivative	Current Liabilities	—	517
Total		$128	$599
_____________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 749 billion cubic feet (Bcf) or a net 126 Bcf long position.  Of the net long position, basis swaps constitute 125 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $106 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $60 million.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2015
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$91	$(9)	$82
Other Assets: Non-trading derivative assets	37	(2)	35
Current Liabilities: Non-trading derivative liabilities	(63)	54	(9)
Other Liabilities: Non-trading derivative liabilities	(19)	17	(2)
Total	$46	$60	$106
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		December 31, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$101	$1
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	32	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	14	83
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	2	18
Indexed debt securities derivative	Current Liabilities	—	541
Total		$149	$643
_______________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 804 Bcf or a net 60 Bcf long position. Of the net long position, basis swaps constitute 127 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $111 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $64 million.

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

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2015	2014
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$(133)	$(101)
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	132	110
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	24	43
Total		$23	$52
________________

(1)	The Gains (Losses) in Expenses: Natural Gas includes $-0- and $2 million during the three months ended March 31, 2015 and 2014, respectively, related to physical forwards purchased from Enable.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at March 31, 2015 and December 31, 2014 was $3 million and $2 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both March 31, 2015 and December 31, 2014.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at March 31, 2015 and December 31, 2014, $3 million and $2 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. At March 31, 2015, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.26 to $3.84 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 33% to 60%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2015, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2015

	(in millions)
Assets
Corporate equities	$915	$—	$—	$—	$915
Investments, including money market funds (2)	32	—	—	—	32
Natural gas derivatives	3	110	15	(11)	117
Total assets	$950	$110	$15	$(11)	$1,064
Liabilities
Indexed debt securities derivative	$—	$517	$—	$—	$517
Natural gas derivatives	15	65	2	(71)	11
Total liabilities	$15	$582	$2	$(71)	$528
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $60 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2014

	(in millions)
Assets
Corporate equities	$932	$—	$—	$—	$932
Investments, including money market funds (2)	54	—	—	—	54
Natural gas derivatives	7	122	20	(18)	131
Total assets	$993	$122	$20	$(18)	$1,117
Liabilities
Indexed debt securities derivative	$—	$541	$—	$—	$541
Natural gas derivatives	22	77	3	(82)	20
Total liabilities	$22	$618	$3	$(82)	$561
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $64 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$17	$3
Total losses	—	(2)
Total settlements	(3)	1
Transfers into Level 3	—	(1)
Transfers out of Level 3	(1)	—
Ending balance (1)	$13	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$(2)
 ________________

(1)	CenterPoint Energy did not have significant Level 3 purchases or sales during either of the three months ended March 31, 2015 or 2014.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$364	$363	$362
Financial liabilities:
Long-term debt	$8,418	$9,275	$8,652	$9,427

(7) Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. and ArcLight Capital Partners, LLC closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at March 31, 2015, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 12, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CenterPoint Energy recorded interest income of $2 million during each of the three months ended March 31, 2015 and 2014 and had interest receivable from Enable of $6 million and $4 million as of March 31, 2015 and December 31, 2014, respectively, on its notes receivable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement, and other agreements.  Under the Services Agreement, CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term.  The initial term of the Services Agreement ends on April 30, 2016, after which date such services continue on a year-to-year basis unless terminated by Enable with at least 90 days’ notice.  Enable may terminate the Services Agreement, or the provision of any services thereunder, upon approval by its board of directors and at least 180 days’ notice.

CenterPoint Energy provided seconded employees to Enable to support its operations for a term ending on December 31, 2014. Enable, at its discretion, had the right to select and offer employment to seconded employees from CenterPoint Energy. During the fourth quarter of 2014, Enable notified CenterPoint Energy that it provided employment offers to substantially all of the seconded employees from CenterPoint Energy. Substantially all of the seconded employees became employees of Enable effective January 1, 2015.

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

CenterPoint Energy billed Enable for reimbursement of transition services, including the costs of seconded employees, $5 million and $45 million during the three months ended March 31, 2015 and 2014, respectively, under the Transition Agreements for transition services. Actual transition services costs are recorded net of reimbursements received from Enable. CenterPoint Energy had accounts receivable from Enable of $3 million and $28 million as of March 31, 2015 and December 31, 2014, respectively, for amounts billed for transition services, including the cost of seconded employees.

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $39 million and $47 million during the three months ended March 31, 2015 and 2014, respectively, for transactions with Enable. CenterPoint Energy had accounts payable to Enable of $11 million and $23 million at March 31, 2015 and December 31, 2014, respectively, from such transactions.

As of March 31, 2015, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable, consisting of 94,126,366 common units and 139,704,916 subordinated units, and a 0.1% interest in SESH.

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of March 31, 2015, the carrying value of CenterPoint Energy’s investment in Enable was $19.24 per unit. On March 31, 2015, Enable’s common unit price closed at $16.40 (an aggregate of approximately $665 million below carrying value).

Based on an analysis of its investment in Enable as of March 31, 2015, CenterPoint Energy believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $4.5 billion will be recovered. CenterPoint Energy considered the severity and duration of the impairment, management’s intent and ability to hold its investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that its investment is not other than temporarily impaired as of March 31, 2015.

Investment in Unconsolidated Affiliates:

	March 31, 2015	December 31, 2014
	(in millions)
Enable	$4,500	$4,520
SESH	1	1
Total	$4,501	$4,521

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Enable	$52	$88
SESH	—	3
Total	$52	$91
Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating revenues	$616	$1,002
Cost of sales, excluding depreciation and amortization	292	633
Operating income	104	162
Net income attributable to Enable	91	149

CenterPoint Energy's interest	$51	$87
Basis difference accretion	1	1
CenterPoint Energy's equity in earnings, net	$52	$88
Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Current assets	$407	$438
Non-current assets	11,561	11,399
Current liabilities	841	671
Non-current liabilities	2,340	2,343
Non-controlling interest	31	31
Enable partners' capital	8,756	8,792

CenterPoint Energy's ownership interest in Enable partners' capital	$4,848	$4,869

CenterPoint Energy's basis difference attributable to goodwill (1)	(217)	(217)
CenterPoint Energy's accretable basis difference (2)	(131)	(132)
CenterPoint Energy's total basis difference	(348)	(349)

CenterPoint Energy's investment in Enable	$4,500	$4,520

(1)
The difference relates to CenterPoint Energy’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex LLC, and therefore will be recognized by CenterPoint Energy upon dilution or disposition of its interest in Enable.

(2)
The difference will be recognized by CenterPoint Energy over 30 years beginning May 1, 2013. CenterPoint Energy will also adjust the accretable basis difference for dilution or disposition of its interest in Enable.

Distributions Received from Unconsolidated Affiliates:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Enable	$72	$67
SESH	—	3
Total	$72	$70
(8) Goodwill

Goodwill by reportable business segment as of both March 31, 2015 and December 31, 2014 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(9) Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock. At March 31, 2015, 430,206,802 shares of CenterPoint Energy, Inc. common stock were issued and 430,206,636 shares were outstanding. At December 31, 2014, 429,795,996 shares of CenterPoint Energy, Inc. common stock were issued and 429,795,830 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both March 31, 2015 and December 31, 2014.

(10) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2018. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $-0- and $53 million as of March 31, 2015 and December 31, 2014, respectively.

(b)	Long-term Debt

Credit Facilities. As of March 31, 2015 and December 31, 2014, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		March 31, 2015			December 31, 2014
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$157	$—	$6	$191
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	600	—	—	279	—	—	341
Total	$2,100	$—	$10	$436	$—	$10	$532

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

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial covenants as of March 31, 2015.

(11) Income Taxes

The effective tax rate reported for both the three months ended March 31, 2015 and 2014 was 37%.

CenterPoint Energy reported no uncertain tax liability as of March 31, 2015 and expects no significant change to the uncertain tax liability over the next twelve months.  Tax years through 2011 have been audited and settled with the Internal Revenue Service (IRS). The consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014 and 2015, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(12) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2015, minimum payment obligations for natural gas supply commitments are approximately $282 million for the remaining nine months in 2015, $471 million in 2016, $446 million in 2017, $400 million in 2018, $220 million in 2019 and $125 million after 2019.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–

2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. The Supreme Court heard arguments on January 12, 2015, and on April 21, 2015, affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims on remand.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

At March 31, 2015, CERC had recorded a liability of $7 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $29 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. As of March 31, 2015, CERC had collected $4 million from insurance companies to be used for future environmental remediation.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $40 million as of March 31, 2015.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of March 31, 2015, CenterPoint Energy had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material.

(13) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2015	2014
	(in millions, except share and per share amounts)
Net income	$131	$185

Basic weighted average shares outstanding	429,955,000	429,163,000
Plus: Incremental shares from assumed conversions:
Restricted stock	1,228,000	1,396,000
Diluted weighted average shares	431,183,000	430,559,000

Basic earnings per share:
Net income	$0.30	$0.43

Diluted earnings per share:
Net income	$0.30	$0.43

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

Financial data for business segments is as follows (in millions):

	For the Three Months Ended March 31, 2015
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of March 31, 2015
Electric Transmission & Distribution	$612	(1)	$—	$96	$9,788
Natural Gas Distribution	1,185		8	146	5,335
Energy Services	632		18	13	891
Midstream Investments (2)	—		—	—	4,501
Other Operations	4		—	1	3,153	(3)
Eliminations	—		(26)	—	(998)
Consolidated	$2,433		$—	$256	$22,670

	For the Three Months Ended March 31, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2014
Electric Transmission & Distribution	$629	(1)	$—	$105	$10,066
Natural Gas Distribution	1,478		9	162	5,464
Energy Services	1,052		32	26	978
Midstream Investments (2)	—		—	—	4,521
Other Operations	4		—	2	3,368	(3)
Eliminations	—		(41)	—	(1,197)
Consolidated	$3,163		$—	$295	$23,200
________________

(1)
Sales to affiliates of NRG in the three months ended March 31, 2015 and 2014 represented approximately $184 million and $166 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended March 31, 2015 and 2014 represented approximately $52 million and $40 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(2)
Midstream Investments reported equity earnings of $52 million from Enable and $-0- of equity earnings from CenterPoint Energy’s interest in SESH for the three months ended March 31, 2015. Midstream Investments reported equity earnings of $88 million from Enable and $3 million of equity earnings from CenterPoint Energy’s interest in SESH for the three months ended March 31, 2014. Included in total assets of Midstream Investments as of March 31, 2015 and December 31, 2014 is $4,500 million and $4,520 million, respectively, related to CenterPoint Energy’s investment in Enable and $1 million and $1 million, respectively, related to CenterPoint Energy’s retained interest in SESH.

(3)	Included in total assets of Other Operations as of March 31, 2015 and December 31, 2014 are pension and other postemployment related regulatory assets of $772 million and $795 million, respectively.

(15) Subsequent Events

On April 23, 2015, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2475 per share of common stock payable on June 10, 2015, to shareholders of record as of the close of business on May 15, 2015.

On April 24, 2015, Enable declared a quarterly cash distribution of $0.3125 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2015. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $73 million from Enable in the second quarter of 2015 to be made with respect to CERC Corp.’s limited partner interest in Enable for the first quarter of 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

RECENT EVENTS

Regulatory Matters

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, CenterPoint Energy Houston Electric LLC (CenterPoint Houston) filed an application with the Public Utility Commission of Texas (Texas Utility Commission) for a DCRF interim rate adjustment to account for changes in distribution invested capital since its last rate case. CenterPoint Houston is requesting (i)an increase in annual revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

Brazos Valley Connection Project. In April 2015, CenterPoint Houston filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection (CenterPoint Houston's portion of the Houston region transmission project). CenterPoint Houston has proposed 32 alternative routes for the project in the application and anticipates a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, CenterPoint Houston estimates that the capital costs for the Brazos Valley Connection will be approximately $276 – $383 million. After approval of the application, CenterPoint Houston expects to complete construction of the Brazos Valley Connection by mid-2018.

Texas Coast Rate Case. On March 27, 2015, our regulated natural gas distribution business (NGD) filed a Statement of Intent with each of the 49 cities and unincorporated areas within its Texas Coast service territory for a $6.8 million increase to rates. This increase is based on a rate base of $132.3 million and a return on equity (ROE) of 10.25%. The Railroad Commission of Texas (Railroad Commission) will review the rates and is expected to issue a final order in the fourth quarter of 2015.

Arkansas Formula Rate Review (FRR) Legislation. On March 30, 2015, HB 1655 was signed by Governor Hutchinson and became Act 725 (the Act). This legislation introduces a FRR mechanism for utilities and requires that the Arkansas Public Service Commission (APSC) approve a FRR if requested by a utility and allows a utility to use a projected test year. The Act establishes certain parameters, including the use of an earnings band 50 basis points above and below the allowed return on equity and annual rate changes not to exceed 4% of prior year revenues. Many of the details of a FRR are not established by the Act and are likely to be determined through an individual utility’s rate proceeding.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2015	2014
Revenues	$2,433	$3,163
Expenses	2,177	2,868
Operating Income	256	295
Interest and Other Finance Charges	(89)	(84)
Interest on Transition and System Restoration Bonds	(28)	(30)
Equity in Earnings of Unconsolidated Affiliates, net	52	91
Other Income, net	18	22
Income Before Income Taxes	209	294
Income Tax Expense	78	109
Net Income	$131	$185

Basic Earnings Per Share	$0.30	$0.43

Diluted Earnings Per Share	$0.30	$0.43

Three months ended March 31, 2015 compared to three months ended March 31, 2014

We reported consolidated net income of $131 million ($0.30 per diluted share) for the three months ended March 31, 2015 compared to net income of $185 million ($0.43 per diluted share) for the same period in 2014. The decrease in net income of $54 million was primarily due to decreased equity earnings from unconsolidated affiliates ($39 million), decreased operating income ($39 million) (discussed below by segment) and decreased gain on our indexed debt securities ($19 million), which were partially offset by lower income tax expense ($31 million) and decreased loss on our marketable securities ($13 million).

Income Tax Expense

Our effective tax rate reported for both the three months ended March 31, 2015 and 2014 was 37%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for the three months ended March 31, 2015 and 2014.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2015	2014
Electric Transmission & Distribution	$96	$105
Natural Gas Distribution	146	162
Energy Services	13	26
Other Operations	1	2
Total Consolidated Operating Income	$256	$295

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Electric Transmission & Distribution Business” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2015	2014
Revenues:
Electric transmission and distribution utility	$514	$502
Transition and system restoration bond companies	98	127
Total revenues	612	629
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	307	288
Depreciation and amortization, excluding transition and system restoration bond companies	83	81
Taxes other than income taxes	56	58
Transition and system restoration bond companies	70	97
Total expenses	516	524
Operating Income	$96	$105

Operating Income:
Electric transmission and distribution operations	$68	$75
Transition and system restoration bond companies (1)	28	30
Total segment operating income	$96	$105

Throughput (in gigawatt-hours (GWh)):
Residential	5,413	5,282
Total	18,015	17,719

Number of metered customers at end of period:
Residential	2,043,463	1,994,506
Total	2,310,706	2,257,065
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our Electric Transmission & Distribution business segment reported operating income of $96 million for the three months ended March 31, 2015, consisting of $68 million from the regulated electric transmission and distribution utility (TDU) and $28 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2014, operating income totaled $105 million, consisting of $75 million from the TDU and $30 million related to Bond Companies.

TDU operating income decreased $7 million due to the following key drivers:

•lower usage of $8 million, primarily due to milder weather and the related weather hedge;

•lower equity return of $6 million, primarily related to true-up proceeds;

•lower right of way revenues of $3 million; and

•higher operation and maintenance expenses of $3 million.

These decreases to operating income were partially offset by the following:

•customer growth of $6 million from the addition of over 53,000 new customers; and

•	higher transmission related revenues of $23 million which were partially offset by increased transmission costs billed by transmission providers of $16 million.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2015	2014
Revenues	$1,193	$1,487
Expenses:
Natural gas	756	1,039
Operation and maintenance	186	187
Depreciation and amortization	55	48
Taxes other than income taxes	50	51
Total expenses	1,047	1,325
Operating Income	$146	$162

Throughput (in billion cubic feet (Bcf)):
Residential	97	106
Commercial and industrial	88	97
Total Throughput	185	203

Number of customers at end of period:
Residential	3,137,337	3,103,209
Commercial and industrial	251,811	248,625
Total	3,389,148	3,351,834

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our Natural Gas Distribution business segment reported operating income of $146 million for the three months ended March 31, 2015 compared to $162 million for the three months ended March 31, 2014.

Operating income decreased $16 million as a result of the following key drivers:

•decreased usage of $9 million, primarily due to milder winter weather in 2015;

•higher depreciation and amortization expense of $7 million;

•other margin decreases of $4 million; and

•higher property taxes of $3 million.

These decreases to operating income were partially offset by the following:

•	increased economic activity across our footprint of $4 million, including the addition of approximately 37,000 customers; and

•	rate increases of $3 million.

Decreased expense related to energy efficiency programs ($1 million) and decreased expense related to gross receipt taxes ($4 million) were offset by the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2015	2014
Revenues	$650	$1,084
Expenses:
Natural gas	624	1,045
Operation and maintenance	12	12
Depreciation and amortization	1	1
Total expenses	637	1,058
Operating Income	$13	$26

Mark-to-market gain (loss)	$(4)	$4

Throughput (in Bcf)	185	184

Number of customers at end of period	18,206	17,395

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our Energy Services business segment reported operating income of $13 million for the three months ended March 31, 2015 compared to $26 million for the three months ended March 31, 2014. The decrease in operating income of $13 million was primarily due to an $8 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The first quarter of 2015 included a $4 million mark-to-market charge compared to a $4 million mark-to-market benefit for the same period of 2014. The remaining decrease in operating income was margin related, resulting primarily from reduced weather-related optimization opportunities of existing gas transportation assets.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and "— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP" in Item 1A of Part I of our 2014 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Enable	$52	$88
SESH	—	3
Total	$52	$91
Other Operations

The following table shows the operating income of our Other Operations business segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$4	$4
Expenses	3	2
Operating Income	$1	$2

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2014 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash provided by (used in):
Operating activities	$666	$380
Investing activities	(337)	(316)
Financing activities	(393)	107

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2015 increased $286 million compared to the same period in 2014 due primarily to increased cash received from income tax refunds ($165 million), increased cash provided by fuel cost recovery ($113 million), increased cash related to gas storage inventory ($53 million) and increased cash provided by net regulatory assets and liabilities ($31 million), which were partially offset by decreased cash provided by net accounts receivable/payable ($26 million) and increased cash contributions to our pension plans ($20 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2015 increased $21 million compared to the same period in 2014 due primarily to increased capital expenditures ($40 million), which were partially offset by decreased restricted cash ($7 million).

Cash Used in Financing Activities

Net cash used by financing activities in the first three months of 2015 increased $500 million compared to the same period in 2014 due to decreased proceeds from long-term debt ($600 million), decreased short term borrowings ($10 million) and increased payment of common stock dividends ($4 million), which were offset by decreased payments of long-term debt ($92 million) and decreased net payments of commercial paper ($22 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2015 include the following:

•	capital expenditures of approximately $1.2 billion;

•	scheduled principal payments on transition and system restoration bonds of $234 million;

•	maturing senior notes and pollution control bonds aggregating $269 million;

•	contributions aggregating approximately $43 million to qualified and non-qualified pension plans;

•	dividend payments on CenterPoint Energy common stock; and

•	interest payments on debt.

We expect that borrowings under our credit facilities, proceeds from commercial paper, proceeds from the issuance of general mortgage bonds and senior unsecured notes, anticipated cash flows from operations and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2015. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $40 million as of March 31, 2015.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of March 31, 2015, CenterPoint Energy, Inc. had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2014 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

CenterPoint Houston

Brazos Valley Connection Project. In July 2013, CenterPoint Houston and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston region. In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed its completion before June 2018 critical for reliability. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning approximately 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. Also in April 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60–78 miles (depending on the route approved by the Texas Utility Commission) of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by CenterPoint Houston as the Brazos Valley Connection). Other transmission service providers were designated by ERCOT for the portion of the project from Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. In April 2015, CenterPoint Houston filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection. CenterPoint Houston has proposed 32 alternative routes for the project in the application and anticipates a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, CenterPoint Houston estimates that the capital costs for the Brazos Valley Connection will be approximately $276 – $383 million. After approval of the application, CenterPoint Houston expects to complete construction of the Brazos Valley Connection by mid-2018.

In May 2014, several electric generators appealed the ERCOT Board of Directors’ April 2014 approval of the Houston region transmission project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  That appeal was denied by the Texas Utility Commission in December 2014.  In March 2015, the electric generators petitioned the Texas District Court of Travis County for judicial review of the Texas Utility Commission’s denial of their appeal.  That case is currently pending before that court.

Transmission Cost of Service (TCOS). On March 26, 2014, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $184.5 million. CenterPoint Houston received approval from the Texas Utility Commission during the second quarter of 2014, and rates became effective May 12, 2014. We expect an increase of $13.6 million in annual revenues based on this approval. A second TCOS filing, as amended, was made on November 21, 2014 seeking an increase in annual revenues based on an incremental increase in total rate base of $113.2 million.  CenterPoint Houston received approval from the Texas Utility Commission during the first quarter of 2015, and rates became effective February 25, 2015. We expect an increase of $23.5 million in annual revenues based on this approval.

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, CenterPoint Houston filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in distribution invested capital since its last rate case. CenterPoint Houston is requesting (i) an increase in annual revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

The DCRF application must be filed between April 1 and April 8 of any given year.  The application includes recovery of specific incremental distribution related invested capital, including poles, transformers, conductors, meters and telecommunication equipment from the previous rate case to the end of the DCRF update period, less an adjustment for the related accumulated deferred income taxes.  The application includes recovery of return on investment, depreciation expense, federal income tax, and other associated taxes less an adjustment for changes in customer count and weather normalized usage during the update period. The allocation to customer classes is conducted in the same manner as current rates.  Any authorized rate change is applied to all retail customers on an energy or demand charge basis, effective September 1, through a separate DCRF charge.  Only four DCRF changes may be implemented between rate cases.  The utility must file an earnings monitoring report (EMR) annually with the DCRF application.  By law, a DCRF application will be denied if the EMR shows the utility is earning more than its authorized rate of return using 10-year weather normalized data.

CERC

Texas Coast Rate Case. On March 27, 2015, NGD filed a Statement of Intent with each of the 49 cities and unincorporated areas within its Texas Coast service territory for a $6.8 million increase to rates. This increase is based on a rate base of $132.3 million and a ROE of 10.25%. The Railroad Commission will review the rates and is expected to issue a final order in the fourth quarter of 2015.

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP). NGD’s Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2015. For the Houston Division, NGD asked that its GRIP filing to recover costs related to $46.4 million in incremental capital expenditures that were incurred in 2014 be operationally suspended for one year so as to ensure that earnings are more consistent with those currently approved. For the South Texas Division, the filing requests recovery of costs related to $22.3 million in incremental capital expenditures that were incurred in 2014. The increase in revenue requirements for this filing period is $4.2 million annually based on an authorized rate of return of 8.75%. For the Beaumont/East Texas Division, the GRIP filing requests recovery of costs related to $34.3 million in incremental capital expenditures that were incurred in 2014. The increase in revenue requirements for this filing period is $5.9 million annually based on an authorized rate of return of 8.51%. For the South Texas and Beaumont/East Texas Divisions, final rates are expected to be implemented by July 2015.

Oklahoma Performance Based Rate Change (PBRC). In March 2015, NGD made a PBRC filing for the 2014 calendar year proposing to increase revenues by $0.9 million. The Oklahoma Corporation Commission is expected to reach a decision by July 2015.

Arkansas Energy Efficiency Cost Recovery (EECR). On March 31, 2015, NGD made an EECR filing with the APSC to recover $5.9 million for the 2015 program year. The purpose of the EECR is to recover NGD’s estimated expenses and lost contributions to fixed cost for the energy efficiency programs approved by the APSC and administered either jointly or individually by NGD, plus a utility incentive earned for 2014, with adjustments for any over- or under-recovery from the prior period. The impact to customer bills is expected to be a small reduction due to actual program costs being less than estimated and a colder than normal year causing more EECR revenues than anticipated. New rates are expected to go into effect in June or July 2015.

Louisiana Rate Stabilization Plan (RSP). NGD made its 2014 Louisiana RSP filings with the Louisiana Public Service Commission (LPSC) on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized ROE of 10.25%.  The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized ROE of 10.5%. NGD began billing the revised rates in December 2014 subject to refund. On November 19, 2014, NGD sought permission to amend the 2013 South Louisiana RSP filing to use a more representative capital structure and to adjust the filing’s equity banding mechanism. On December 2, 2014, NGD sought permission for similar amendments to the 2013 North Louisiana RSP filing. The LPSC has yet to take action on either request.

On February 20, 2015, the LPSC issued orders reducing rates and requiring refunds of over-collections plus 5% interest based on disallowance of certain costs included in the 2012 RSP filings. North Louisiana was required to adjust its 2012 RSP increase from $36,400 to $2,600. South Louisiana's 2012 RSP was further reduced by $100,000. New rates went into effect on February 23, 2015.

Mississippi Rate Regulation Adjustment (RRA).  On May 1, 2015, NGD filed for a $2.5 million RRA with an adjusted ROE of 9.534% with the Mississippi Public Service Commission.  New rates are expected to be implemented in September 2015.  Additional filings were made under the Supplemental Growth Rider of approximately $129,000 with an ROE of 12% expected to be implemented in July 2015, and the EECR rider of approximately $612,000 expected to be in implemented in August 2015.

Other Matters

Credit Facilities

As of April 20, 2015, we had the following facilities (in millions):

Execution Date	Company	Size of Facility	Amount Utilized at April 20, 2015 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$142	(2)	September 9, 2019
September 9, 2011	CenterPoint Houston	300	4	(3)	September 9, 2019
September 9, 2011	CERC Corp.	600	50	(4)	September 9, 2019
   ________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at March 31, 2015.

(2)	Represents outstanding commercial paper of $136 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. As of March 31, 2015, we had $157 million of outstanding commercial paper. CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of March 31, 2015, CERC Corp. had $279 million of outstanding commercial paper.

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

Temporary Investments

As of April 20, 2015, investments in money market funds by the transition and system restoration bond companies comprised substantially all of our temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of April 20, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2015, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial in the three months ended March 31, 2015. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2015, the amount posted as collateral aggregated approximately $87 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2015, unsecured credit limits extended to CES by counterparties aggregated $308 million, and $3 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $158 million as of March 31, 2015. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion of which $828 million remains outstanding at March 31, 2015. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2015, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common), 0.045455 share of AOL Inc. common stock (AOL Common) and 0.0625 share of Time Inc. common stock (Time Common).  If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common, AOL Common and Time Common that we own or from other sources. We own shares of TW Common, TWC Common, AOL Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common, AOL Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common, AOL Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on March 31, 2015, deferred taxes of approximately $375 million would have been payable in 2015. If all the TW Common, TWC Common, AOL Common and Time Common had been sold on March 31, 2015, capital gains taxes of approximately $272 million would have been payable in 2015.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of March 31, 2015, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On April 24, 2015, Enable declared a quarterly cash distribution of $0.3125 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2015. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $73 million from Enable in the second quarter of 2015 to be made with respect to CERC Corp.'s limited partner interest in Enable for the first quarter of 2015.

We evaluate our equity method investments for impairment when factors indicate that a decrease in value of our investment has occurred and the carrying amount of our investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of March 31, 2015, the carrying value of our investment in Enable was $19.24 per unit. On March 31, 2015, Enable’s common unit price closed at $16.40 (an aggregate of approximately $665 million below carrying value).

Based on an analysis of our investment in Enable as of March 31, 2015, we believe that the decline in the value of our investment is temporary, and that the carrying value of our investment of $4.5 billion will be recovered. We considered the severity and duration of the impairment, management’s intent and ability to hold our investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that our investment is not other than temporarily impaired as of March 31, 2015.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At March 31, 2015, the recorded fair value of our non-trading energy derivatives was a net asset of $46 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their March 31, 2015 levels would have decreased the fair value of our non-trading energy derivatives net asset by $4 million.

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

Interest Rate Risk

As of March 31, 2015, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

At March 31, 2015 and December 31, 2014, our floating-rate obligations aggregated $436 million and $532 million, respectively.

At March 31, 2015 and December 31, 2014, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $8.0 billion and $8.2 billion, respectively, in carrying amount and having a fair value of $8.8 billion and $8.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $219 million if interest rates were to decline by 10% from their levels at March 31, 2015. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $154 million at March 31, 2015 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $26 million if interest rates were to decline by 10% from levels at March 31, 2015. Changes in the fair value of the derivative component, a liability recorded at $517 million at March 31, 2015, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2015 levels, the fair value of the derivative component would increase by approximately $8 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common, 0.6 million shares of AOL Common and 0.9 million shares of Time Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2015 aggregate market value of these shares would result in a net loss of approximately $15 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 12(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash" and "— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2014 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2014 Form 10-K.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014 was 2.87 and 3.28, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2014	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
4.10	Third Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.1
4.11	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.2
4.12	Third Amendment to Credit Agreement, dated September 9, 2014 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 11, 2015

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2014	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,200,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.2
4.4	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2011	1-31447	4.3
4.5	First Amendment to Credit Agreement, dated as of April 11, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 11, 2013	1-31447	4.2
4.7	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.1
4.8	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.2
4.9	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 9, 2013	1-31447	4.3
4.10	Third Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.1
4.11	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.2
4.12	Third Amendment to Credit Agreement, dated September 9, 2014 among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated September 10, 2014	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document