Form 10-Q
period 2015-06-30
CENTERPOINT ENERGY INC
filed 2015-08-10
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

As of July 31, 2015, CenterPoint Energy, Inc. had 430,261,710 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

•
the performance of Enable Midstream Partners, LP (Enable), the amount of cash distributions we receive from Enable, and the value of our interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including factors such as:

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

•	acquisition and merger activities involving us or our competitors;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG, and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	effectiveness of our risk management activities;

•	the effect of changes in and application of accounting standards and pronouncements; and

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$1,532	$1,884	$3,965	$5,047

Expenses:
Natural gas	529	880	1,883	2,923
Operation and maintenance	488	469	986	948
Depreciation and amortization	239	256	456	491
Taxes other than income taxes	90	93	198	204
Total	1,346	1,698	3,523	4,566
Operating Income	186	186	442	481

Other Income (Expense):
Gain on marketable securities	79	72	62	42
Loss on indexed debt securities	(91)	(50)	(67)	(7)
Interest and other finance charges	(89)	(89)	(178)	(173)
Interest on transition and system restoration bonds	(27)	(30)	(55)	(60)
Equity in earnings of unconsolidated affiliates, net	43	71	95	162
Other, net	13	9	24	18
Total	(72)	(17)	(119)	(18)

Income Before Income Taxes	114	169	323	463
Income tax expense	37	62	115	171
Net Income	$77	$107	$208	$292

Basic Earnings Per Share	$0.18	$0.25	$0.48	$0.68

Diluted Earnings Per Share	$0.18	$0.25	$0.48	$0.68

Dividends Declared Per Share	$0.2475	$0.2375	$0.4950	$0.4750

Weighted Average Shares Outstanding, Basic	430	430	430	429

Weighted Average Shares Outstanding, Diluted	432	431	432	431

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$77	$107	$208	$292
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $0, $2, $2 and $3)	2	2	4	3
Total	2	2	4	3
Comprehensive income	$79	$109	$212	$295

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	June 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents ($235 and $290 related to VIEs, respectively)	$245	$298
Investment in marketable securities	960	930
Accounts receivable ($71 and $58 related to VIEs, respectively), less bad debt reserve of $27 and $26, respectively	640	837
Accrued unbilled revenues	183	357
Natural gas inventory	96	211
Materials and supplies	178	168
Non-trading derivative assets	64	99
Taxes receivable	38	190
Prepaid expenses and other current assets ($34 and $47 related to VIEs, respectively)	105	178
Total current assets	2,509	3,268

Property, Plant and Equipment:
Property, plant and equipment	15,967	15,358
Less: accumulated depreciation and amortization	5,056	4,856
Property, plant and equipment, net	10,911	10,502

Other Assets:
Goodwill	840	840
Regulatory assets ($2,581 and $2,738 related to VIEs, respectively)	3,324	3,527
Notes receivable - affiliated companies	363	363
Non-trading derivative assets	33	32
Investment in unconsolidated affiliates	4,471	4,521
Other	151	147
Total other assets	9,182	9,430

Total Assets	$22,602	$23,200

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2015	December 31, 2014
Current Liabilities:
Short-term borrowings	$24	$53
Current portion of VIE transition and system restoration bonds long-term debt	381	372
Indexed debt	149	152
Current portion of other long-term debt	397	271
Indexed debt securities derivative	583	541
Accounts payable	367	716
Taxes accrued	90	161
Interest accrued	161	124
Non-trading derivative liabilities	7	19
Deferred income taxes, net	581	683
Other	385	383
Total current liabilities	3,125	3,475

Other Liabilities:
Deferred income taxes, net	4,863	4,757
Non-trading derivative liabilities	6	1
Benefit obligations	925	953
Regulatory liabilities	1,269	1,206
Other	250	251
Total other liabilities	7,313	7,168

Long-term Debt:
VIE transition and system restoration bonds	2,466	2,674
Other	5,148	5,335
Total long-term debt	7,614	8,009

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock (430,259,857 shares and 429,795,830 shares outstanding, respectively)	4	4
Additional paid-in capital	4,172	4,169
Retained earnings	456	461
Accumulated other comprehensive loss	(82)	(86)
Total shareholders’ equity	4,550	4,548

Total Liabilities and Shareholders’ Equity	$22,602	$23,200

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$208	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	491
Amortization of deferred financing costs	14	14
Deferred income taxes	4	13
Unrealized gain on marketable securities	(62)	(42)
Loss on indexed debt securities	67	7
Write-down of natural gas inventory	2	—
Equity in earnings of unconsolidated affiliates, net of distributions	50	2
Pension contributions	(25)	(34)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	367	211
Inventory	103	(10)
Taxes receivable	152	—
Accounts payable	(327)	(174)
Fuel cost recovery	86	(42)
Non-trading derivatives, net	2	(11)
Margin deposits, net	25	(2)
Interest and taxes accrued	(66)	(44)
Net regulatory assets and liabilities	78	46
Other current assets	23	17
Other current liabilities	(38)	(50)
Other assets	—	8
Other liabilities	(3)	21
Other, net	6	(1)
Net cash provided by operating activities	1,122	712

Cash Flows from Investing Activities:
Capital expenditures	(712)	(625)
Decrease (increase) in restricted cash of transition and system restoration bond companies	13	(10)
Investment in unconsolidated affiliates	—	(1)
Proceeds from sale of marketable securities	32	—
Other, net	(4)	(23)
Net cash used in investing activities	(671)	(659)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(29)	(1)
Proceeds (payments) of commercial paper, net	137	(77)
Proceeds from long-term debt	—	600
Payments of long-term debt	(400)	(373)
Debt issuance costs	—	(6)
Payment of common stock dividends	(213)	(204)
Other, net	1	6
Net cash used in financing activities	(504)	(55)

Net Decrease in Cash and Cash Equivalents	(53)	(2)
Cash and Cash Equivalents at Beginning of Period	298	208
Cash and Cash Equivalents at End of Period	$245	$206

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$209	$203
Income tax payments (refunds), net	(38)	140
Non-cash transactions:
Accounts payable related to capital expenditures	81	78
Exercise of SESH put to Enable	1	—

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities and own interests in Enable Midstream Partners, LP (Enable) as described in Note 7. As of June 30, 2015, CenterPoint Energy’s indirect wholly owned subsidiaries included:

•	CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of June 30, 2015, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of June 30, 2015, CenterPoint Energy had variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

For a description of CenterPoint Energy’s reportable business segments, see Note 15.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Energy will adopt ASU 2015-03 retrospectively on January 1, 2016, which will result in a reduction of both other long-term assets and long-term debt on its Condensed Consolidated Balance Sheets. CenterPoint Energy had debt issuance costs of $57 million and $61 million included in other long-term assets on its Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. ASU 2014-09 provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. In July 2015, the FASB issued Accounting Standard Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year.  CenterPoint Energy is currently evaluating the impact that ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures, and may adopt ASU 2014-09 on January 1, 2018 as permitted by the new guidance.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2015		2014
	Pension Benefits (1)	Postretirement Benefits (1)	Pension Benefits (1)	Postretirement Benefits (1)
	(in millions)
Service cost	$10	$—	$11	$1
Interest cost	23	5	25	5
Expected return on plan assets	(30)	(1)	(31)	(2)
Amortization of prior service cost (credit)	2	(1)	2	(1)
Amortization of net loss	15	1	11	1
Amortization of transition obligation	—	—	—	2
Net periodic cost	$20	$4	$18	$6

	Six Months Ended June 30,
	2015		2014
	Pension Benefits (1)	Postretirement Benefits (1)	Pension Benefits (1)	Postretirement Benefits (1)
	(in millions)
Service cost	$20	$1	$21	$1
Interest cost	46	10	50	11
Expected return on plan assets	(60)	(3)	(62)	(4)
Amortization of prior service cost (credit)	5	(1)	5	(1)
Amortization of net loss	29	2	22	1
Amortization of transition obligation	—	—	—	3
Settlement cost (2)	9	—	—	—
Net periodic cost	$49	$9	$36	$11
________________

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

(2)
A one-time, non-cash settlement charge is required when lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of net periodic cost for that year.  Due to the amount of lump sum payment distributions from the non-qualified pension plan during the six months ended June 30, 2015, CenterPoint Energy recognized a non-cash settlement charge of $9 million.  This charge is an acceleration of costs that would otherwise be recognized in future periods.  CenterPoint Energy will continue to recognize incremental settlement costs in subsequent quarters as additional lump sum distributions are made under the non-qualified pension plan.

CenterPoint Energy’s changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Pension and Postretirement Plans		Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(83)	$(87)	$(85)	$(88)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	—	1	—	1
Actuarial losses (1)	2	3	6	5
Total reclassifications from accumulated other comprehensive loss	2	4	6	6
Tax expense	—	(2)	(2)	(3)
Net current period other comprehensive income	2	2	4	3
Ending Balance	$(81)	$(85)	$(81)	$(85)
________________

(1)	These components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $66 million to its pension plans in 2015, of which approximately $2 million and $25 million were contributed during the three and six months ended June 30, 2015.

CenterPoint Energy expects to contribute a total of approximately $17 million to its postretirement benefits plan in 2015, of which approximately $3 million and $8 million were contributed during the three and six months ended June 30, 2015.

(4) Regulatory Accounting

As of June 30, 2015, CenterPoint Energy has not recognized an allowed equity return of $421 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2015 and 2014, CenterPoint Houston recognized approximately $12 million and $17 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2015 and 2014, CenterPoint Houston recognized approximately $21 million and $32 million, respectively, of the allowed equity return not previously recognized.

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

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees commodity price, weather and credit risk activities, including CenterPoint Energy’s marketing, risk management services and hedging activities. The committee’s duties are to establish CenterPoint Energy’s commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with CenterPoint Energy’s risk management policies, procedures and limits established by CenterPoint Energy’s board of directors.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on its natural gas distribution business (NGD) in Arkansas, Louisiana, Mississippi and Oklahoma. NGD in Texas and Minnesota and electric operations in Texas do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on NGD’s results in Texas and Minnesota and on CenterPoint Houston’s results in its service territory, although NGD’s Minnesota division implemented a full decoupling pilot in July 2015, which includes the effects of weather in the calculation.

CenterPoint Energy entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in both 2013–2014 and 2014–2015. CenterPoint Energy also entered into a winter weather hedge for the CenterPoint Houston service territory, which contained a bilateral dollar cap of $8 million in both 2013–2014 and 2014–2015. The swaps are based on ten-year normal weather. During the three months ended June 30, 2015 and 2014, CenterPoint Energy recognized gains of $1 million and losses of $-0-, respectively, related to these swaps. During the six months ended June 30, 2015 and 2014, CenterPoint Energy recognized losses of $9 million and $8 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of June 30, 2015 and December 31, 2014, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2015 and 2014.

Fair Value of Derivative Instruments
		June 30, 2015
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$66	$2
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	33	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	8	43
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	2	19
Indexed debt securities derivative	Current Liabilities	—	583
Total		$109	$647
_____________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 718 billion cubic feet (Bcf) or a net 77 Bcf long position.  Of the net long position, basis swaps constitute 118 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $84 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $39 million.

Offsetting of Natural Gas Derivative Assets and Liabilities
	June 30, 2015
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$74	$(10)	$64
Other Assets: Non-trading derivative assets	35	(2)	33
Current Liabilities: Non-trading derivative liabilities	(45)	38	(7)
Other Liabilities: Non-trading derivative liabilities	(19)	13	(6)
Total	$45	$39	$84
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Realized and unrealized gains and losses on derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for financial natural gas derivatives and non-retail related physical natural gas derivatives. Realized and unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2015	2014
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$7	$5
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	1	4
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(91)	(50)
Total		$(83)	$(41)
________________

(1)	The Gains (Losses) in Expenses: Natural Gas includes $-0- during each of the three months ended June 30, 2015 and 2014 related to physical forwards purchased from Enable.

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2015	2014
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$49	$(96)
Natural gas derivatives (1)	Gains (Losses) in Expenses: Natural Gas	(42)	114
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(67)	(7)
Total		$(60)	$11
________________

(1)	The Gains (Losses) in Expenses: Natural Gas includes $-0- and $2 million during the six months ended June 30, 2015 and 2014, respectively, related to physical forwards purchased from Enable.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both June 30, 2015 and December 31, 2014 was $2 million.  CenterPoint Energy posted no assets as collateral towards derivative instruments that contain credit risk contingent features at either June 30, 2015 or December 31, 2014.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at both June 30, 2015 and December 31, 2014, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. At June 30, 2015, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.26 to $3.79 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0% to 71%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2015, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2015

	(in millions)
Assets
Corporate equities	$962	$—	$—	$—	$962
Investments, including money market funds (2)	28	—	—	—	28
Natural gas derivatives	2	96	11	(12)	97
Total assets	$992	$96	$11	$(12)	$1,087
Liabilities
Indexed debt securities derivative	$—	$583	$—	$—	$583
Natural gas derivatives	10	53	1	(51)	13
Total liabilities	$10	$636	$1	$(51)	$596
 ________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $39 million posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$13	$1	$17	$3
Total gains	—	2	—	—
Total settlements	(3)	1	(6)	2
Transfers into Level 3	—	—	—	(1)
Transfers out of Level 3	—	—	(1)	—
Ending balance (1)	$10	$4	$10	$4
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$1	$2	$2
 ________________

(1)	CenterPoint Energy did not have significant Level 3 purchases or sales during either of the three or six months ended June 30, 2015 or 2014.

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$363	$363	$362
Financial liabilities:
Long-term debt	$8,392	$8,934	$8,652	$9,427

(7) Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. and ArcLight Capital Partners, LLC closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at June 30, 2015, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 13, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CenterPoint Energy recorded interest income of $2 million during each of the three months ended June 30, 2015 and 2014, and $4 million during each of the six months ended June 30, 2015 and 2014, and had interest receivable from Enable of $5 million and $4 million as of June 30, 2015 and December 31, 2014, respectively, on its notes receivable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement, and other agreements (Transition Agreements).  Under the Services Agreement, CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term.  The initial term of the Services Agreement ends on April 30, 2016, after which date such services continue on a year-to-year basis unless terminated by Enable with at least 90 days’ notice.  Enable may terminate the Services Agreement, or the provision of any services thereunder, upon approval by its board of directors and at least 180 days’ notice.

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

In accordance with the Enable formation agreements, CenterPoint Energy had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by CenterPoint Energy on the Closing Date, under which CenterPoint Energy would contribute its retained interest in SESH, in exchange for a specified number of limited partner common units in Enable and a cash payment, payable either from CenterPoint Energy to Enable or from Enable to CenterPoint Energy, to the extent of changes in the value of SESH subject to certain restrictions. Specifically, the rights were exercisable with respect to (1) a 24.95% interest in SESH, which closed on May 30, 2014 and (2) a 0.1% interest in SESH, which closed on June 30, 2015.

CenterPoint Energy billed Enable for reimbursement of transition services, including the costs of seconded employees, $2 million and $37 million during the three months ended June 30, 2015 and 2014, respectively, and $7 million and $82 million during the six months ended June 30, 2015 and 2014, respectively, under the Transition Agreements. Actual transition services costs are recorded net of reimbursements received from Enable. CenterPoint Energy had accounts receivable from Enable of $4 million and $28 million as of June 30, 2015 and December 31, 2014, respectively, for amounts billed for transition services, including the cost of seconded employees.

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $26 million and $27 million during the three months ended June 30, 2015 and 2014, respectively, and $65 million and $75 million during the six months ended June 30, 2015 and 2014, respectively, for transactions with Enable. CenterPoint Energy had accounts payable to Enable of $7 million and $23 million at June 30, 2015 and December 31, 2014, respectively, from such transactions.

As of June 30, 2015, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable, consisting of 94,151,707 common units and 139,704,916 subordinated units.

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

Based on an analysis of its investment in Enable as of June 30, 2015, CenterPoint Energy believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $4.5 billion will be recovered. CenterPoint Energy considered the severity and duration of the impairment, management’s intent and ability to hold its investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that its investment is not other than temporarily impaired as of June 30, 2015. A sustained low Enable common unit price or further declines in such price could result in CenterPoint Energy recording an impairment charge in future periods. If the decrease in value of CenterPoint Energy’s investment in Enable is determined to be other than temporary, an impairment will be recognized equal to the excess of the carrying value of CenterPoint Energy’s investment in Enable over its estimated fair value. Both the income approach and market approach would be utilized to estimate the fair value of CenterPoint Energy’s total investment in Enable, which includes CenterPoint Energy’s limited partner common and subordinated units, general partner interest and incentive distribution rights. The determination of fair value will consider a number of relevant factors including Enable’s forecasted results, recent comparable transactions and the limited float of Enable’s publicly traded common units. As of June 30, 2015, the carrying value of CenterPoint Energy’s investment in Enable was $19.12 per unit. On June 30, 2015, Enable’s common unit price closed at $15.98, based on its publicly traded common units which represent approximately 7% of total outstanding units, (an aggregate of approximately $734 million below carrying value). On July 31, 2015, Enable’s common unit price closed at $16.36 (approximately $645 million below carrying value).

Investment in Unconsolidated Affiliates:

	June 30, 2015	December 31, 2014
	(in millions)
Enable	$4,471	$4,520
SESH (1)	—	1
Total	$4,471	$4,521

(1)	CenterPoint Energy disposed of its remaining interest in SESH on June 30, 2015.

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Enable	$43	$69	$95	$157
SESH (1)	—	2	—	5
Total	$43	$71	$95	$162

(1)	CenterPoint Energy disposed of its remaining interest in SESH on June 30, 2015.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$590	$826	$1,206	$1,828
Cost of sales, excluding depreciation and amortization	277	478	569	1,111
Operating income	93	139	197	301
Net income attributable to Enable	77	120	168	269

CenterPoint Energy’s interest	$42	$67	$93	$154
Basis difference accretion	1	2	2	3
CenterPoint Energy’s equity in earnings, net	$43	$69	$95	$157
Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Current assets	$414	$438
Non-current assets	11,766	11,399
Current liabilities	834	671
Non-current liabilities	2,611	2,343
Non-controlling interest	31	31
Enable partners’ capital	8,704	8,792

CenterPoint Energy’s ownership interest in Enable partners’ capital	$4,817	$4,869

CenterPoint Energy’s basis difference attributable to goodwill (1)	(217)	(217)
CenterPoint Energy’s accretable basis difference (2)	(129)	(132)
CenterPoint Energy’s total basis difference	(346)	(349)

CenterPoint Energy’s investment in Enable	$4,471	$4,520

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

Distributions Received from Unconsolidated Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Enable	$73	$90	$145	$157
SESH (1)	—	4	—	7
Total	$73	$94	$145	$164

(1)	CenterPoint Energy disposed of its remaining interest in SESH on June 30, 2015.

(8) Goodwill

Goodwill by reportable business segment as of both June 30, 2015 and December 31, 2014 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(9) Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock. At June 30, 2015, 430,260,023 shares of CenterPoint Energy, Inc. common stock were issued and 430,259,857 shares were outstanding. At December 31, 2014, 429,795,996 shares of CenterPoint Energy, Inc. common stock were issued and 429,795,830 shares were outstanding. Outstanding common shares exclude 166 treasury shares at both June 30, 2015 and December 31, 2014.

(10) Indexed Debt Securities (ZENS) and Securities Related to ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remains outstanding at June 30, 2015. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of Time Warner Inc. common stock (TW Common) attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. Prior to the closing of the merger discussed below, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common), 0.045455 share of AOL Inc. common stock (AOL Common) and 0.0625 share of Time Inc. common stock (Time Common).

On May 26, 2015, Verizon Communications, Inc. (Verizon) initiated a tender offer to purchase all outstanding shares of AOL Common for $50 per share, in which CenterPoint Energy tendered all of its shares of AOL Common for $32 million. Verizon acquired the remaining eligible shares through a merger, which closed on June 23, 2015. In accordance with the terms of the ZENS, CenterPoint Energy remitted $32 million to ZENS holders in July 2015, which reduced contingent principal.  As a result, CenterPoint Energy recorded a reduction in the indexed debt securities derivative liability of $18 million, a reduction in the indexed debt balance of $7 million and a loss of $7 million, which is included in Loss on indexed debt securities on the Condensed Statements of Consolidated Income.  As of June 30, 2015, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.0625 share of Time Common and the contingent principal balance was $744 million.

On May 26, 2015, Charter Communications, Inc. (Charter) announced that it had entered into a definitive merger agreement with TWC, and that the merger is expected to close by the end of the year. Pursuant to the merger agreement, TWC Common shares would be exchanged for cash and Charter stock. Upon closing of the merger, reference shares would consist of Charter stock, TW Common and Time Common.

(11) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2018. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $24 million and $53 million as of June 30, 2015 and December 31, 2014, respectively.

(b)	Long-term Debt

Debt Repayments. In June 2015, CenterPoint Energy repaid its $200 million 6.85% Senior Notes using proceeds from its commercial paper program. CenterPoint Energy’s $1.2 billion revolving credit facility backstops its $1.0 billion commercial paper program.

Credit Facilities. As of June 30, 2015 and December 31, 2014, CenterPoint Energy, CenterPoint Houston and CERC Corp. had the following revolving credit facilities and utilization of such facilities (in millions):

		June 30, 2015			December 31, 2014
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
CenterPoint Energy	$1,200	$—	$6	$596	$—	$6	$191
CenterPoint Houston	300	—	4	—	—	4	—
CERC Corp.	600	—	—	72	—	—	341
Total	$2,100	$—	$10	$668	$—	$10	$532

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

CenterPoint Energy, CenterPoint Houston and CERC Corp. were in compliance with all financial covenants as of June 30, 2015.

(12) Income Taxes

The effective tax rate reported for the three months ended June 30, 2015 was 32% compared to 37% for the same period in 2014. The lower effective tax rate for the three and six months ended June 30, 2015 was primarily due to the lower Texas tax rate enacted on June 15, 2015 and favorable permanent book-tax differences. The effective tax rate reported for the six months ended June 30, 2015 was 36% compared to 37% for the same period in 2014.

CenterPoint Energy reported no uncertain tax liability as of June 30, 2015 and expects no significant change to the uncertain tax liability over the twelve-month period ending June 30, 2016. Tax years through 2011 have been audited and settled with the Internal Revenue Service (IRS). The consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014 and 2015, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(13) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2015, minimum payment obligations for natural gas supply commitments are approximately $228 million for the remaining six months in 2015, $485 million in 2016, $471 million in 2017, $419 million in 2018, $227 million in 2019 and $130 million after 2019.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the U.S. Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. The U.S. Supreme Court agreed to review the case, and on April 21, 2015, affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims on remand.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past.  There are seven MGP sites in CERC’s Minnesota service territory.  CERC believes it never owned or operated, and therefore has no liability with respect to, two of these sites.  With respect to two other sites, CERC has completed state-ordered remediation, other than ongoing monitoring and water treatment.

At June 30, 2015, CERC had a recorded liability of $7 million for remediation of these five Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $28 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used.

In addition to the Minnesota sites, the U.S. Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or that may have been owned by one of its former affiliates. CERC and CenterPoint Energy do not expect the ultimate outcome of these investigations to have a material adverse effect on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $36 million as of June 30, 2015.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of June 30, 2015, CenterPoint Energy had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable’s Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material.

(14) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except share and per share amounts)
Net income	$77	$107	$208	$292

Basic weighted average shares outstanding	430,235,000	429,773,000	430,096,000	429,470,000
Plus: Incremental shares from assumed conversions:
Restricted stock	1,498,000	1,636,000	1,498,000	1,636,000
Diluted weighted average shares	431,733,000	431,409,000	431,594,000	431,106,000

Basic earnings per share:
Net income	$0.18	$0.25	$0.48	$0.68

Diluted earnings per share:
Net income	$0.18	$0.25	$0.48	$0.68

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. The electric transmission and distribution function (CenterPoint Houston) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Energy Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. Midstream Investments consists of CenterPoint Energy’s investment in Enable. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Financial data for business segments is as follows (in millions):

	For the Three Months Ended June 30, 2015
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
Electric Transmission & Distribution	$705	(1)	$—	$158
Natural Gas Distribution	420		7	19
Energy Services	404		4	9
Midstream Investments (2)	—		—	—
Other Operations	3		—	—
Eliminations	—		(11)	—
Consolidated	$1,532		$—	$186

	For the Three Months Ended June 30, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
Electric Transmission & Distribution	$698	(1)	$—	$145
Natural Gas Distribution	526		6	30
Energy Services	657		19	11
Midstream Investments (2)	—		—	—
Other Operations	3		—	—
Eliminations	—		(25)	—
Consolidated	$1,884		$—	$186

	For the Six Months Ended June 30, 2015
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of June 30, 2015
Electric Transmission & Distribution	$1,317	(1)	$—	$254	$9,944
Natural Gas Distribution	1,605		15	165	5,301
Energy Services	1,036		22	22	837
Midstream Investments (2)	—		—	—	4,471
Other Operations	7		—	1	2,999	(3)
Eliminations	—		(37)	—	(950)
Consolidated	$3,965		$—	$442	$22,602

	For the Six Months Ended June 30, 2014
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2014
Electric Transmission & Distribution	$1,327	(1)	$—	$250	$10,066
Natural Gas Distribution	2,004		15	192	5,464
Energy Services	1,709		51	37	978
Midstream Investments (2)	—		—	—	4,521
Other Operations	7		—	2	3,368	(3)
Eliminations	—		(66)	—	(1,197)
Consolidated	$5,047		$—	$481	$23,200
________________

(1)	CenterPoint Houston’s transmission and distribution revenues from major customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Affiliates of NRG	$172	$164	$356	$330

Affiliates of Energy Future Holdings Corp.	$51	$41	$103	$81

(2)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Enable	$43	$69	$95	$157
SESH	—	2	—	5
Total	$43	$71	$95	$162

Midstream Investments’ total assets are as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Enable	$4,471	$4,520
SESH	—	1
Total	$4,471	$4,521

(3)	Included in total assets of Other Operations as of June 30, 2015 and December 31, 2014 are pension and other postemployment related regulatory assets of $757 million and $795 million, respectively.

(16) Subsequent Events

On July 24, 2015, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2475 per share of common stock payable on September 10, 2015, to shareholders of record as of the close of business on August 14, 2015.

On July 22, 2015, Enable declared a quarterly cash distribution of $0.316 per unit on all of its outstanding common and subordinated units for the quarter ended June 30, 2015. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the third quarter of 2015 to be made with respect to CERC Corp.’s limited partner interest in Enable for the second quarter of 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

RECENT EVENTS

Brazos Valley Connection Project. In April 2015, CenterPoint Houston filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection (CenterPoint Houston’s portion of the Houston region transmission project). CenterPoint Houston has proposed 32 alternative routes for the project in the application and anticipates a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, CenterPoint Houston estimates that the capital costs for the Brazos Valley Connection will be approximately $276 – $383 million. After approval of the application, CenterPoint Houston expects to complete construction of the Brazos Valley Connection by mid-2018. Hearings are scheduled in August 2015 on routing issues and in September 2015 on the need for the project.

Transmission Cost of Service (TCOS). On June 26, 2015, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual transmission revenues of $13.7 million based on an incremental increase of $87.6 million in total rate base. CenterPoint Houston expects to receive approval from the Texas Utility Commission during the third quarter of 2015.

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) filed an application with the Public Utility Commission of Texas (Texas Utility Commission) for a DCRF interim rate adjustment to account for changes in certain distribution invested capital since its 2010 rate case. The application requested an increase in annual distribution revenue of $16.7 million.

On June 19, 2015, an unopposed settlement agreement was filed providing for an increase in annual distribution revenue of $13.0 million, subject to final Texas Utility Commission approval. The Texas Utility Commission approved the settlement agreement on July 30, 2015. Rates will become effective September 1, 2015.

Texas Coast Rate Case. On March 27, 2015, our regulated natural gas distribution business (NGD) filed a Statement of Intent with each of the 49 cities and unincorporated areas within its Texas Coast service territory for a $6.8 million annual revenue increase. This increase is based on a rate base of $132.3 million and a return on equity (ROE) of 10.25%. On July 6, 2015, all parties signed a Unanimous Settlement Agreement (Settlement) disposing of all issues in the case. The Settlement includes a $4.9 million annual increase to rates and a ROE of 10.0%. The Railroad Commission of Texas (Railroad Commission) will review the Settlement and is expected to issue a final order by the third quarter of 2015. Rates are expected to be implemented in September 2015. The Settlement also establishes required parameters for filing any future Gas Reliability Infrastructure Programs (GRIP) until changed by a subsequent general rate proceeding.

Minnesota Rate Case. In August 2015, NGD filed a general rate case with the Minnesota Public Utilities Commission (MPUC) requesting an increase of $54.1 million based on a projected test year for the twelve months ending September 2016.  NGD proposed a rate of return of 7.94%, a ROE of 10.3%, and a capital structure with 47% debt and 53% equity.  NGD anticipates implementing interim rates in October 2015, 60 days after the rate case filing, as allowed by the State of Minnesota.

Tender Offer for AOL Inc. Common Stock. On May 26, 2015, Verizon Communications, Inc. (Verizon) initiated a tender offer to purchase all outstanding shares of AOL Inc. common stock (AOL Common) for $50 per share, in which we tendered all of our shares of AOL Common for $32 million. Verizon acquired the remaining eligible shares through a merger, which closed on June 23, 2015. In accordance with the terms of the Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS), we remitted $32 million to ZENS holders in July 2015, which reduced contingent principal.  As a result, we recorded a reduction in the indexed debt securities derivative liability of $18 million, a reduction in the indexed debt balance of $7 million and a loss of $7 million.  As of June 30, 2015, the reference shares for each ZENS note consisted of 0.5 share of Time Warner Inc. common stock (TW Common), 0.125505 share of Time Warner Cable Inc. (TWC) common stock (TWC Common) and 0.0625 share of Time Inc. common stock (Time Common).

Exercise of Put Right. On June 30, 2015, we closed our put right with respect to our remaining interest in Southeast Supply Header (SESH) and contributed to Enable our remaining 0.1% interest in SESH in exchange for 25,341 limited partner units of Enable. No cash payment was required to be made pursuant to the Enable formation agreements in connection with our exercise.

Debt Repayments. In June 2015, we repaid our $200 million 6.85% Senior Notes using proceeds from our commercial paper program.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,532	$1,884	$3,965	$5,047
Expenses	1,346	1,698	3,523	4,566
Operating Income	186	186	442	481
Interest and Other Finance Charges	(89)	(89)	(178)	(173)
Interest on Transition and System Restoration Bonds	(27)	(30)	(55)	(60)
Equity in Earnings of Unconsolidated Affiliates, net	43	71	95	162
Other Income, net	1	31	19	53
Income Before Income Taxes	114	169	323	463
Income Tax Expense	37	62	115	171
Net Income	$77	$107	$208	$292

Basic Earnings Per Share	$0.18	$0.25	$0.48	$0.68

Diluted Earnings Per Share	$0.18	$0.25	$0.48	$0.68

Three months ended June 30, 2015 compared to three months ended June 30, 2014

We reported consolidated net income of $77 million ($0.18 per diluted share) for the three months ended June 30, 2015 compared to net income of $107 million ($0.25 per diluted share) for the same period in 2014.

The decrease in net income of $30 million was due to the following key factors:

•$41 million increase in the loss on our indexed debt securities; and

•$28 million decrease in equity earnings of unconsolidated affiliates.

These decreases were partially offset by the following:

•$25 million decrease in income tax expense;

•$7 million increase in the gain on our marketable securities;

•$4 million increase in other income; and

•$3 million decrease in interest expense.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

We reported consolidated net income of $208 million ($0.48 per diluted share) for the six months ended June 30, 2015 compared to net income of $292 million ($0.68 per diluted share) for the same period in 2014.

The decrease in net income of $84 million was due to the following key factors:

•$67 million decrease in equity earnings of unconsolidated affiliates;

•$60 million increase in the loss on our indexed debt securities; and

•$39 million decrease in operating income (discussed by segment below).

These decreases were partially offset by the following:

•$56 million decrease in income tax expense:

•$20 million increase in the gain on our marketable securities; and

•$6 million increase in other income.

Income Tax Expense

Our effective tax rate reported for the three months ended June 30, 2015 was 32% compared to 37% for the same period in 2014. The lower effective tax rate for the three and six months ended June 30, 2015 was primarily due to the lower Texas tax rate enacted on June 15, 2015 and favorable permanent book-tax differences. Our effective tax rate reported for the six months ended June 30, 2015 was 36% compared to 37% for the same period in 2014. We expect our annual effective tax rate for 2015 to be approximately 35%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for the three and six months ended June 30, 2015 and 2014.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Electric Transmission & Distribution	$158	$145	$254	$250
Natural Gas Distribution	19	30	165	192
Energy Services	9	11	22	37
Other Operations	—	—	1	2
Total Consolidated Operating Income	$186	$186	$442	$481

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

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Electric transmission and distribution utility	$585	$554	$1,099	$1,056
Transition and system restoration bond companies	120	144	218	271
Total revenues	705	698	1,317	1,327
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	315	300	622	588
Depreciation and amortization, excluding transition and system restoration bond companies	84	83	167	164
Taxes other than income taxes	55	56	111	114
Transition and system restoration bond companies	93	114	163	211
Total expenses	547	553	1,063	1,077
Operating Income	$158	$145	$254	$250

Operating Income:
Electric transmission and distribution operations	$131	$115	$199	$190
Transition and system restoration bond companies (1)	27	30	55	60
Total segment operating income	$158	$145	$254	$250

Throughput (in gigawatt-hours (GWh)):
Residential	7,483	6,981	12,896	12,263
Total	21,751	20,608	39,766	38,327

Number of metered customers at end of period:
Residential	2,054,777	2,008,293	2,054,777	2,008,293
Total	2,322,164	2,272,293	2,322,164	2,272,293
  ________________

(1)	Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Our Electric Transmission & Distribution business segment reported operating income of $158 million for the three months ended June 30, 2015, consisting of $131 million from the regulated electric transmission and distribution utility (TDU) and $27 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2014, operating income totaled $145 million, consisting of $115 million from TDU and $30 million related to Bond Companies.

TDU operating income increased $16 million due to the following key factors:

•higher usage of $13 million, primarily due to a return to more normal weather;

•customer growth of $5 million from the addition of nearly 50,000 new customers; and

•	higher transmission-related revenues of $21 million, which were partially offset by increased transmission costs billed by transmission providers of $13 million.

These increases to operating income were partially offset by the following:

•	lower equity return of $5 million, primarily related to true-up proceeds; and

•	higher operation and maintenance expenses of $2 million.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Our Electric Transmission & Distribution business segment reported operating income of $254 million for the six months ended June 30, 2015, consisting of $199 million from TDU and $55 million related to Bond Companies. For the six months ended June 30, 2014, operating income totaled $250 million, consisting of $190 million from TDU and $60 million related to Bond Companies.

TDU operating income increased $9 million due to the following key factors:

•higher usage of $5 million, primarily due to a return to more normal weather;

•customer growth of $11 million from the addition of nearly 50,000 new customers; and

•	higher transmission-related revenues of $44 million, which were partially offset by increased transmission costs billed by transmission providers of $29 million.

These increases to operating income were partially offset by the following:

•	lower equity return of $11 million, primarily related to true-up proceeds;

•	higher operation and maintenance expenses of $5 million; and

•	lower right of way revenues of $3 million.

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$427	$532	$1,620	$2,019
Expenses:
Natural gas	152	251	908	1,290
Operation and maintenance	169	168	355	355
Depreciation and amortization	55	49	110	97
Taxes other than income taxes	32	34	82	85
Total expenses	408	502	1,455	1,827
Operating Income	$19	$30	$165	$192

Throughput (in billion cubic feet (Bcf)):
Residential	19	21	116	128
Commercial and industrial	56	55	144	151
Total Throughput	75	76	260	279

Number of customers at end of period:
Residential	3,112,902	3,080,462	3,112,902	3,080,462
Commercial and industrial	249,142	246,055	249,142	246,055
Total	3,362,044	3,326,517	3,362,044	3,326,517

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Our Natural Gas Distribution business segment reported operating income of $19 million for the three months ended June 30, 2015 compared to operating income of $30 million for the three months ended June 30, 2014.

Operating income decreased $11 million as a result of the following key factors:

•	decreased usage of $5 million, primarily due to colder than normal weather in 2014; and

•	higher depreciation and amortization expense of $6 million.

Decreased expense related to energy efficiency programs ($2 million) and decreased expense related to gross receipt taxes ($1 million) were offset by the related revenues.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Our Natural Gas Distribution business segment reported operating income of $165 million for the six months ended June 30, 2015 compared to $192 million for the six months ended June 30, 2014.

Operating income decreased $27 million as a result of the following key factors:

•	decreased usage of $17 million, primarily due to colder than normal weather in 2014; and

•	higher depreciation and amortization expenses of $13 million.

These decreases to operating income were partially offset by increased economic activity across our footprint of $5 million, including the addition of approximately 36,000 customers.

Decreased expense related to energy efficiency programs ($3 million) and decreased expense related to gross receipt taxes ($6 million) were offset by the related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and six months ended June 30, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$408	$676	$1,058	$1,760
Expenses:
Natural gas	388	653	1,012	1,698
Operation and maintenance	9	10	21	22
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	1	1	1
Total expenses	399	665	1,036	1,723
Operating Income	$9	$11	$22	$37

Mark-to-market gain (loss)	$2	$6	$(2)	$10

Throughput (in Bcf)	136	139	321	323

Number of customers at end of period	18,073	17,746	18,073	17,746

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Our Energy Services business segment reported operating income of $9 million for the three months ended June 30, 2015 compared to $11 million for the three months ended June 30, 2014. The decrease in operating income of $2 million was due to a $4 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins, partially offset by improved margins and a decrease in operation and maintenance expenses.  The second quarter of 2015 included a $2 million mark-to-market benefit compared to a $6 million mark-to-market benefit for the same period of 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Our Energy Services business segment reported operating income of $22 million for the six months ended June 30, 2015 compared to $37 million for the six months ended June 30, 2014.  The decrease in operating income of $15 million was primarily due to a $12 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The first half of 2015 included a $2 million mark-to-market charge compared to a $10 million mark-to-market benefit for the same period of 2014. The remaining decrease in operating income was margin related, resulting from reduced weather-related optimization opportunities of existing gas transportation assets.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Enable	$43	$69	$95	$157
SESH	—	2	—	5
Total	$43	$71	$95	$162
Other Operations

The following table shows the operating income of our Other Operations business segment for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3	$3	$7	$7
Expenses	3	3	6	5
Operating Income	$—	$—	$1	$2

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2014 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Cash provided by (used in):
Operating activities	$1,122	$712
Investing activities	(671)	(659)
Financing activities	(504)	(55)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2015 increased $410 million compared to the same period in 2014 due primarily to increased cash received from income tax refunds ($178 million), increased cash provided by fuel cost recovery ($128 million) and increased cash related to gas storage inventory ($108 million).

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2015 increased $12 million compared to the same period in 2014 due primarily to increased capital expenditures ($87 million), which were partially offset by increased proceeds from the sale of marketable securities ($32 million) and decreased restricted cash ($23 million).

Cash Used in Financing Activities

Net cash used by financing activities in the first six months of 2015 increased $449 million compared to the same period in 2014 due to decreased proceeds from long-term debt ($600 million), decreased short term borrowings ($28 million), increased payments of long-term debt ($27 million) and increased payment of common stock dividends ($9 million), which were partially offset by increased net proceeds from commercial paper ($214 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining six months of 2015 include the following:

•	capital expenditures of approximately $832 million;

•	scheduled principal payments on transition and system restoration bonds of $173 million;

•	maturing pollution control bonds aggregating $69 million;

•	contributions aggregating approximately $41 million to qualified and non-qualified pension plans;

•	dividend payments on CenterPoint Energy common stock; and

•	interest payments on debt.

We expect that borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining six months of 2015. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in Reliant Resources, Inc. (RRI) to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $36 million as of June 30, 2015.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of June 30, 2015, CenterPoint Energy, Inc. had guaranteed Enable’s obligations up to an aggregate amount of $100 million under these agreements. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and to release CenterPoint Energy from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees as applicable.

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

CenterPoint Houston

Brazos Valley Connection Project. In July 2013, CenterPoint Houston and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston region. In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed its completion before June 2018 critical for reliability. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning approximately 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. Also in April 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60–78 miles (depending on the route approved by the Texas Utility Commission) of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by CenterPoint Houston as the Brazos Valley Connection). Other transmission service providers were designated by ERCOT for the portion of the project from the Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. In April 2015, CenterPoint Houston filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection. CenterPoint Houston has proposed 32 alternative routes for the project in the application and anticipates a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, CenterPoint Houston estimates that the capital costs for the Brazos Valley Connection will be approximately $276–$383 million. After approval of the application, CenterPoint Houston expects to complete construction of the Brazos Valley Connection by mid-2018. Hearings are scheduled in August 2015 on routing issues and in September 2015 on the need for the project.

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

Transmission Cost of Service (TCOS). On November 21, 2014, CenterPoint Houston filed an application, as amended, with the Texas Utility Commission seeking an increase in annual transmission revenues based on an incremental increase in total rate base of $113.2 million.  CenterPoint Houston received approval from the Texas Utility Commission during the first quarter of 2015, and rates became effective February 25, 2015, resulting in an increase of $23.5 million in annual transmission revenues.

On June 26, 2015, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual transmission revenues of $13.7 million based on an incremental increase of $87.6 million in total rate base. CenterPoint Houston expects to receive approval from the Texas Utility Commission during the third quarter of 2015.

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, CenterPoint Houston filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution invested capital since its 2010 rate case. The application requested (i) an increase in annual distribution revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

The DCRF application must be filed between April 1 and April 8 of any given year.  The application includes recovery of specific incremental distribution-related invested capital, including poles, transformers, conductors, meters and telecommunication equipment from the previous rate case to the end of the DCRF update period, less an adjustment for the related accumulated deferred income taxes.  The application includes recovery of return on investment, depreciation expense, federal income tax, and other associated taxes less an adjustment for changes in customer count and weather normalized usage during the update period. The allocation to customer classes is conducted in the same manner as current rates.  Any authorized rate change is applied to all retail customers on an energy or demand charge basis, effective September 1, through a separate DCRF charge.  Only four DCRF changes may be implemented between rate cases.  The utility must file an earnings monitoring report (EMR) annually with the DCRF application.  By law, a DCRF application will be denied if the EMR shows the utility is earning more than its authorized rate of return using 10-year weather normalized data.

On June 19, 2015, an unopposed settlement agreement was filed providing for an increase in annual distribution revenue of $13.0 million, subject to final Texas Utility Commission approval. The Texas Utility Commission approved the settlement agreement on July 30, 2015.  Rates will become effective September 1, 2015.

Energy Efficiency Cost Recovery Factor (EECRF).  On June 1, 2015, CenterPoint Houston filed an application with the Texas Utility Commission for an adjustment to its EECRF to recover $37.7 million in 2016, including an incentive of $6.6 million based on 2014 program performance.  CenterPoint Houston requested approval effective by March 2016.

CERC

Texas Coast Rate Case. On March 27, 2015, NGD filed a Statement of Intent with each of the 49 cities and unincorporated areas within its Texas Coast service territory for a $6.8 million annual revenue increase. This increase is based on a rate base of $132.3 million and a ROE of 10.25%. On July 6, 2015, all parties signed a Settlement disposing of all issues in the case. The Settlement includes a $4.9 million annual increase to rates and a ROE of 10.0%. The Railroad Commission will review the Settlement and is expected to issue a final order by the third quarter of 2015. Rates are expected to be implemented in September 2015. The Settlement also establishes required parameters for filing any future GRIP until changed by a subsequent general rate proceeding.

Houston, South Texas and Beaumont/East Texas GRIP. NGD’s Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2015. For the Houston Division, NGD asked that its GRIP filing to recover costs related to $46.4 million in incremental capital expenditures that were incurred in 2014 be operationally suspended for one year so as to ensure that earnings are more consistent with those currently approved. For the South Texas Division, the revised filing requests recovery of costs related to $22.2 million in incremental capital expenditures that were incurred in 2014. The increase in revenue requirements for this filing period is $4.0 million annually based on an authorized overall rate of return of 8.75%. For the Beaumont/East Texas Division, the GRIP filing requests recovery of costs related to $34.3 million in incremental capital expenditures that were incurred in 2014. The increase in revenue requirements for this filing period is $5.9 million annually based on an authorized overall rate of return of 8.51%. For the South Texas and Beaumont/East Texas Divisions, rates were implemented for certain customers in May 2015. For those areas that the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2015.

Oklahoma Performance Based Rate Change (PBRC). In March 2015, NGD made a PBRC filing for the 2014 calendar year proposing to increase revenues by $0.9 million. The Oklahoma Corporation Commission is expected to reach a decision in late third quarter or early fourth quarter of 2015.

Arkansas Energy Efficiency Cost Recovery (EECR). On March 31, 2015, NGD made an EECR filing with the APSC to recover $5.9 million for the 2015 program year. The purpose of the EECR is to recover NGD’s estimated expenses and lost contributions to fixed cost for the energy efficiency programs approved by the APSC and administered either jointly or individually by NGD, plus a utility incentive earned for 2014, with adjustments for any over- or under-recovery from the prior period. The impact to customer bills is expected to be a small reduction due to actual program costs being less than estimated and a colder than normal year causing more EECR revenues than anticipated. New rates went into effect in July 2015.

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

On February 20, 2015, the LPSC issued orders reducing rates and requiring refunds of over-collections plus 5% interest based on disallowance of certain costs included in the 2012 RSP filings. North Louisiana was required to adjust its 2012 RSP increase from $36,400 to $2,600. South Louisiana’s 2012 RSP was further reduced by $100,000. New rates went into effect on February 23, 2015.

Mississippi Rate Regulation Adjustment (RRA).  On May 1, 2015, NGD filed for a $2.5 million RRA with an adjusted ROE of 9.534% with the Mississippi Public Service Commission.  Additional filings were made under the Supplemental Growth Rider of approximately $129,000 with an ROE of 12% and the EECR rider of approximately $612,000. New rates are expected to be implemented in September 2015.

Minnesota Conservation Cost Recovery Adjustment (CCRA).  On May 1, 2015, NGD filed applications with the MPUC for a CCRA and a Demand-Side Management Financial Incentive.  NGD sought approval for a $2.3 million balance in its Conservation Improvement Program Tracker, an $11.6 million financial incentive based on 2014 program performance, and an updated CCRA, to be effective on January 1, 2016.  On August 6, 2015, the MPUC approved these requests. We expect an order from the MPUC by the third quarter of 2015.

Minnesota Rate Case. In August 2015, NGD filed a general rate case with the MPUC requesting an increase of $54.1 million based on a projected test year for the twelve months ending September 2016.  NGD proposed a rate of return of 7.94%, a ROE of 10.3%, and a capital structure with 47% debt and 53% equity.  NGD anticipates implementing interim rates in October 2015, 60 days after the rate case filing, as allowed by the State of Minnesota.

Other Matters

Credit Facilities

As of July 31, 2015, we had the following facilities (in millions):

Execution Date	Company	Size of Facility	Amount Utilized at July 31, 2015 (1)		Termination Date
September 9, 2011	CenterPoint Energy	$1,200	$621	(2)	September 9, 2019
September 9, 2011	CenterPoint Houston	300	4	(3)	September 9, 2019
September 9, 2011	CERC Corp.	600	126	(4)	September 9, 2019
   ________________

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of CenterPoint Houston and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.1 billion at June 30, 2015.

(2)	Represents outstanding commercial paper of $615 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper of $124 million and outstanding letters of credit of $2 million.

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

Our $1.2 billion revolving credit facility backstops our $1.0 billion commercial paper program. As of June 30, 2015, we had $596 million of outstanding commercial paper. In June 2015, we repaid our $200 million 6.85% Senior Notes using proceeds from our commercial paper program. CERC Corp.’s $600 million revolving credit facility backstops its $600 million commercial paper program. As of June 30, 2015, CERC Corp. had $72 million of outstanding commercial paper.

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

Temporary Investments

As of July 31, 2015, investments in money market funds by Bond Companies comprised substantially all of our temporary investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of July 31, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our $1.2 billion revolving credit facility, CenterPoint Houston’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of CenterPoint Houston or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2015, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial in the three months ended June 30, 2015. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2015, the amount posted as collateral aggregated approximately $58 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2015, unsecured credit limits extended to CES by counterparties aggregated $308 million, and $3 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $135 million as of June 30, 2015. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $828 million remains outstanding at June 30, 2015. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. Prior to the closing of the merger discussed below, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common, 0.045455 share of AOL Common and 0.0625 share of Time Common.

On May 26, 2015, Verizon initiated a tender offer to purchase all outstanding shares of AOL Common for $50 per share, in which we tendered all of our shares of AOL Common for $32 million. Verizon acquired the remaining eligible shares through a merger, which closed on June 23, 2015. In accordance with the terms of the ZENS, we remitted $32 million to ZENS holders in July, which reduced contingent principal.  As a result, we recorded a reduction in the indexed debt securities derivative liability of $18 million, a reduction in the indexed debt balance of $7 million and a loss of $7 million.  As of June 30, 2015, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.0625 share of Time Common.

On May 26, 2015, Charter Communications, Inc. (Charter) announced that it had entered into a definitive merger agreement with TWC, and that the merger is expected to close by the end of the year. Pursuant to the merger agreement, TWC Common shares would be exchanged for cash and Charter stock. Upon closing of the merger, reference shares would consist of Charter stock, TW Common and Time Common.

If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and Time Common that we own or from other sources. We own shares of TW Common, TWC Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on June 30, 2015, deferred taxes of approximately $372 million would have been payable in 2015. If all the TW Common, TWC Common and Time Common had been sold on June 30, 2015, capital gains taxes of approximately $291 million would have been payable in 2015.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us or any of our significant subsidiaries will cause a default. In addition, three outstanding series of our senior notes, aggregating $750 million in principal amount as of June 30, 2015, provide that a payment default by us, CERC Corp. or CenterPoint Houston in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

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

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On July 22, 2015, Enable declared a quarterly cash distribution of $0.316 per unit on all of its outstanding common and subordinated units for the quarter ended June 30, 2015. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the third quarter of 2015 to be made with respect to CERC Corp.’s limited partner interest in Enable for the second quarter of 2015.

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

Based on an analysis of our investment in Enable as of June 30, 2015, we believe that the decline in the value of our investment is temporary, and that the carrying value of our investment of $4.5 billion will be recovered. We considered the severity and duration of the impairment, management’s intent and ability to hold our investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that our investment is not other than temporarily impaired as of June 30, 2015.  A sustained low Enable common unit price or further declines in such price could result in us recording an impairment charge in future periods. If the decrease in value of our investment in Enable is determined to be other than temporary, an impairment will be recognized equal to the excess of the carrying value of our investment in Enable over its estimated fair value. Both the income approach and market approach would be utilized to estimate the fair value of our total investment in Enable, which includes our limited partner common and subordinated units, general partner interest and incentive distribution rights. The determination of fair value will consider a number of relevant factors including Enable’s forecasted results, recent comparable transactions and the limited float of Enable’s publicly traded common units. As of June 30, 2015, the carrying value of our investment in Enable was $19.12 per unit. On June 30, 2015, Enable’s common unit price closed at $15.98, based on its publicly traded common units which represent approximately 7% of total outstanding units, (an aggregate of approximately $734 million below carrying value). On July 31, 2015, Enable’s common unit price closed at $16.36 (approximately $645 million below carrying value).

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

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

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At June 30, 2015, the recorded fair value of our non-trading energy derivatives was a net asset of $45 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their June 30, 2015 levels would have decreased the fair value of our non-trading energy derivatives net asset by $8 million.

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

Interest Rate Risk

As of June 30, 2015, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

At June 30, 2015 and December 31, 2014, our floating-rate obligations aggregated $668 million and $532 million, respectively.

At June 30, 2015 and December 31, 2014, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.8 billion and $8.2 billion, respectively, in principal amount and having a fair value of $8.3 billion and $8.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $224 million if interest rates were to decline by 10% from their levels at June 30, 2015. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $149 million at June 30, 2015 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $26 million if interest rates were to decline by 10% from levels at June 30, 2015. Changes in the fair value of the derivative component, a liability recorded at $583 million at June 30, 2015, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2015 levels, the fair value of the derivative component would increase by approximately $10 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.9 million shares of Time Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2015 aggregate market value of these shares would result in a net loss of approximately $13 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 13(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2014 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2014 Form 10-K.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2015 and 2014 was 2.53 and 2.90, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 10, 2015

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