Form 10-Q
period 2016-03-31
CENTERPOINT ENERGY INC
filed 2016-05-10
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

As of April 20, 2016, CenterPoint Energy, Inc. had 430,619,432 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

i

GLOSSARY

ArcLight	ArcLight Capital Partners, LLC
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
BDA	Billing Determinant Adjustment
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bond Companies	Transition and system restoration bond companies
Bcf	Billion cubic feet
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
Charter	Charter Communications, Inc.
Continuum	Continuum Energy Services, a Tulsa and Houston-based company
DCRF	Distribution Cost Recovery Factor
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Electric Generators	Calpine Corporation and NRG
Enable	Enable Midstream Partners, LP
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
NAV	Net asset value
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OGE	OGE Energy Corp.
PHMSA	Pipeline and Hazardous Materials Safety Administration
PBRC	Performance Based Rate Change
Private Placement	An agreement with Enable to purchase an aggregate of 14,520,000 Series A Preferred Units
PRPs	Potentially responsible parties
REP	Retail electric provider
Reliant Energy	Reliant Energy, Incorporated
ROE	Return on equity
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan

GLOSSARY (cont.)

SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TDU	Transmission and distribution utility
Texas Utility Commission	Public Utility Commission of Texas
Time Common	Time Inc. common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
Treasury Locks	Treasury lock derivative instruments
TW	Time Warner Inc.
TW Common	TW common stock
TWC	Time Warner Cable Inc.
TWC Common	TWC common stock
TW Securities	Time Common, TW Common and TWC Common
VIE	Variable interest entity
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

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

The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

•
the performance of Enable, the amount of cash distributions we receive from Enable, Enable’s ability to redeem the Series A Preferred Units in certain circumstances and the value of our interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including factors such as:

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

◦	the demand for crude oil, natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	recording of non-cash goodwill, long-lived asset or other than temporary impairment charges by or related to Enable;

◦	changes in tax status;

◦	access to debt and equity capital; and

◦	the availability and prices of raw materials and services for current and future construction projects;

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

•
our potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

v

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$1,984	$2,433

Expenses:
Natural gas	852	1,354
Operation and maintenance	521	498
Depreciation and amortization	260	217
Taxes other than income taxes	101	108
Total	1,734	2,177
Operating Income	250	256

Other Income (Expense):
Gain (loss) on marketable securities	90	(17)
Gain (loss) on indexed debt securities	(56)	24
Interest and other finance charges	(87)	(89)
Interest on securitization bonds	(24)	(28)
Equity in earnings of unconsolidated affiliate, net	60	52
Other, net	7	11
Total	(10)	(47)

Income Before Income Taxes	240	209
Income tax expense	86	78
Net Income	$154	$131

Basic Earnings Per Share	$0.36	$0.30

Diluted Earnings Per Share	$0.36	$0.30

Dividends Declared Per Share	$0.2575	$0.2475

Weighted Average Shares Outstanding, Basic	430	430

Weighted Average Shares Outstanding, Diluted	433	431

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$154	$131
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1 and $2)	1	2
Total	1	2
Comprehensive income	$155	$133

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents ($205 and $264 related to VIEs, respectively)	$218	$264
Investment in marketable securities	894	805
Accounts receivable ($63 and $64 related to VIEs, respectively), less bad debt reserve of $25 and $20, respectively	577	593
Accrued unbilled revenues	207	279
Natural gas inventory	58	168
Materials and supplies	176	179
Non-trading derivative assets	75	89
Taxes receivable	3	172
Prepaid expenses and other current assets ($39 and $35 related to VIEs, respectively)	127	140
Total current assets	2,335	2,689

Property, Plant and Equipment:
Property, plant and equipment	16,900	16,650
Less: accumulated depreciation and amortization	5,182	5,113
Property, plant and equipment, net	11,718	11,537

Other Assets:
Goodwill	840	840
Regulatory assets ($2,279 and $2,373 related to VIEs, respectively)	3,031	3,129
Notes receivable – unconsolidated affiliate	—	363
Non-trading derivative assets	28	36
Investment in unconsolidated affiliate	2,580	2,594
Preferred units – unconsolidated affiliate	363	—
Other	109	102
Total other assets	6,951	7,064

Total Assets	$21,004	$21,290

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2016	December 31, 2015
Current Liabilities:
Short-term borrowings	$—	$40
Current portion of VIE securitization bonds long-term debt	400	391
Indexed debt	148	145
Current portion of other long-term debt	576	328
Indexed debt securities derivative	498	442
Accounts payable	378	483
Taxes accrued	101	158
Interest accrued	108	117
Non-trading derivative liabilities	8	11
Other	317	343
Total current liabilities	2,534	2,458

Other Liabilities:
Deferred income taxes, net	5,116	5,047
Non-trading derivative liabilities	3	5
Benefit obligations	909	904
Regulatory liabilities	1,306	1,276
Other	276	273
Total other liabilities	7,610	7,505

Long-term Debt:
VIE securitization bonds	2,122	2,276
Other long-term debt	5,232	5,590
Total long-term debt	7,354	7,866

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock (430,614,900 shares and 430,262,703 shares outstanding, respectively)	4	4
Additional paid-in capital	4,180	4,180
Accumulated deficit	(613)	(657)
Accumulated other comprehensive loss	(65)	(66)
Total shareholders’ equity	3,506	3,461

Total Liabilities and Shareholders’ Equity	$21,004	$21,290

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$154	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260	217
Amortization of deferred financing costs	6	7
Deferred income taxes	65	7
Unrealized loss (gain) on marketable securities	(90)	17
Loss (gain) on indexed debt securities	56	(24)
Write-down of natural gas inventory	1	2
Equity in (earnings) losses of unconsolidated affiliate, net of distributions	(60)	20
Pension contributions	(3)	(23)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	67	57
Inventory	112	179
Taxes receivable	169	190
Accounts payable	(82)	(208)
Fuel cost recovery	(3)	86
Non-trading derivatives, net	8	1
Margin deposits, net	27	(4)
Interest and taxes accrued	(66)	(27)
Net regulatory assets and liabilities	2	58
Other current assets	2	17
Other current liabilities	(2)	(41)
Other assets	—	6
Other liabilities	8	(1)
Other, net	3	(1)
Net cash provided by operating activities	634	666
Cash Flows from Investing Activities:
Capital expenditures	(332)	(341)
Decrease in notes receivable – unconsolidated affiliate	363	—
Investment in preferred units – unconsolidated affiliate	(363)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	74	—
Decrease (increase) in restricted cash of Bond Companies	(4)	5
Other, net	(7)	(1)
Net cash used in investing activities	(269)	(337)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(40)	(53)
Payments of commercial paper, net	(111)	(96)
Payments of long-term debt	(147)	(139)
Debt issuance costs	(4)	—
Payment of common stock dividends	(110)	(106)
Other, net	1	1
Net cash used in financing activities	(411)	(393)
Net Decrease in Cash and Cash Equivalents	(46)	(64)
Cash and Cash Equivalents at Beginning of Period	264	298
Cash and Cash Equivalents at End of Period	$218	$234
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$113	$115
Income tax refunds, net	(158)	(166)
Non-cash transactions:
Accounts payable related to capital expenditures	72	72

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2015 Form 10-K.

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities, and both CenterPoint Energy and its operating subsidiaries own interests in Enable as described in Note 7. As of March 31, 2016, CenterPoint Energy’s indirect, wholly-owned subsidiaries included:

•	Houston Electric, which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CERC Corp. (together with its subsidiaries), which owns and operates natural gas distribution systems. A wholly-owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of March 31, 2016, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of March 31, 2016, CenterPoint Energy had VIEs consisting of Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(2) New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. CenterPoint Energy adopted ASU 2015-02 on January 1, 2016, which CenterPoint Energy determined did not have a material impact on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Energy adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets, indexed debt and total long-term debt on its Condensed Consolidated Balance Sheets. CenterPoint Energy had debt issuance costs, excluding amounts related to credit facility arrangements, of $42 million and $44 million as of March 31, 2016 and December 31, 2015, respectively.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are measured at NAV using the practical expedient. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. CenterPoint Energy adopted ASU 2015-07 on January 1, 2016, which will have an impact on its employee benefit plan disclosures, beginning with its annual report on Form 10-K for the year ended December 31, 2016. This standard did not have an impact on CenterPoint Energy’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer would recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. CenterPoint Energy adopted ASU 2015-16 on January 1, 2016, which did not have an impact on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. CenterPoint Energy is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. CenterPoint Energy is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novation on Existing Hedge Accounting Relationships (ASU 2016-05). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. This clarification applies to both cash flow and fair value hedging relationships. CenterPoint Energy adopted ASU 2016-05 prospectively in the first quarter of 2016, which did not have an impact on its financial position, results of operations, cash flows and disclosures.

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), respectively. ASU 2016-08 and ASU 2016-10 clarify certain aspects of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. CenterPoint Energy is currently evaluating the impact that ASU 2016-08, ASU 2016-10, and ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures and expects to adopt the three ASUs on January 1, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 will change the accounting for certain aspects of share-based payments to employees, including the recognition of income tax effects of vested or settled awards in the income statement, instead of within additional paid in capital. It will also increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligations. ASU 2016-09 will allow companies to elect between two different methods to account for forfeitures of share-based payments. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. CenterPoint Energy is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2016		2015
	Pension Benefits (1)	Postretirement Benefits (1)	Pension Benefits (1)	Postretirement Benefits (1)
	(in millions)
Service cost	$9	$1	$10	$1
Interest cost	23	4	23	5
Expected return on plan assets	(25)	(2)	(30)	(2)
Amortization of prior service cost	2	—	3	—
Amortization of net loss	16	—	14	1
Settlement cost (2)	—	—	9	—
Net periodic cost	$25	$3	$29	$5

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

(2)
A one-time, non-cash settlement charge is required when lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of net periodic cost for that year.  Due to the amount of lump sum payment distributions from the non-qualified pension plan during the three months ended March 31, 2015, CenterPoint Energy recognized a non-cash settlement charge of $9 million.  This charge is an acceleration of costs that would otherwise be recognized in future periods.

CenterPoint Energy’s changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended March 31,
	2016	2015
	Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(65)	$(85)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (1)	2	4
Total reclassifications from accumulated other comprehensive loss	2	4
Tax expense	(1)	(2)
Net current period other comprehensive income	1	2
Ending Balance	$(64)	$(83)

(1)	These components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $8 million to its pension plans in 2016, of which approximately $3 million was contributed during the three months ended March 31, 2016.

CenterPoint Energy expects to contribute a total of approximately $16 million to its postretirement benefit plan in 2016, of which approximately $4 million was contributed during the three months ended March 31, 2016.

(4) Regulatory Accounting

As of March 31, 2016, CenterPoint Energy has not recognized an allowed equity return of $380 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2016 and 2015, Houston Electric recognized approximately $13 million and $9 million, respectively, of the allowed equity return not previously recognized.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD and electric operations in Texas do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to CenterPoint Energy’s other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas and on Houston Electric’s results in its service territory.

CenterPoint Energy has historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in 2014–2015. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015. CenterPoint Energy also entered into weather hedges for the Houston Electric service territory, which contained a bilateral dollar cap of $8 million for the 2014–2015 winter season and a bilateral dollar cap of $7 million for the 2015–2016 winter season. The swaps are based on 10-year normal weather. During the three months ended March 31, 2016 and 2015, CenterPoint Energy recognized gains of $3 million and losses of $10 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

Hedging of Future Debt Issuances. In April 2016, Houston Electric entered into Treasury Locks with several counterparties, having an aggregate notional amount of $150 million. These Treasury Locks were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2016. These Treasury Locks were designated as cash flow hedges. Accordingly, the effective portion of unrealized gains and losses associated with the Treasury Locks would be recorded as a component of accumulated other comprehensive income and the ineffective portion would be recorded in income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of March 31, 2016 and December 31, 2015, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2016 and 2015.

Fair Value of Derivative Instruments
	March 31, 2016
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$75	$—
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	28	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	10	57
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	4	15
Indexed debt securities derivative	Current Liabilities	—	498
Total		$117	$570

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 751 Bcf or a net 139 Bcf long position. Of the net long position, basis swaps constitute 122 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $92 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $47 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2016
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$85	$(10)	$75
Other Assets: Non-trading derivative assets	32	(4)	28
Current Liabilities: Non-trading derivative liabilities	(57)	49	(8)
Other Liabilities: Non-trading derivative liabilities	(15)	12	(3)
Total	$45	$47	$92

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
	December 31, 2015
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$90	$2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	36	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	10	60
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	4	25
Indexed debt securities derivative	Current Liabilities	—	442
Total		$140	$529

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 767 Bcf or a net 112 Bcf long position. Of the net long position, basis swaps constitute 133 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $109 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $56 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2016	2015
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$20	$(133)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(11)	132
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(56)	24
Total		$(47)	$23

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at March 31, 2016 and December 31, 2015 was $2 million and $3 million, respectively.  CenterPoint Energy posted no assets as collateral towards derivative instruments that contain credit risk contingent features at either March 31, 2016 or December 31, 2015.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at both March 31, 2016 and December 31, 2015, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. At March 31, 2016, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.37 to $3.36 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 20% to 84%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2016, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2016

	(in millions)
Assets
Corporate equities	$896	$—	$—	$—	$896
Investments, including money market funds (2)	53	—	—	—	53
Natural gas derivatives (3)	3	95	19	(14)	103
Total assets	$952	$95	$19	$(14)	$1,052
Liabilities
Indexed debt securities derivative	$—	$498	$—	$—	$498
Natural gas derivatives (3)	8	60	4	(61)	11
Total liabilities	$8	$558	$4	$(61)	$509

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $47 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2015

	(in millions)
Assets
Corporate equities	$807	$—	$—	$—	$807
Investments, including money market funds (2)	53	—	—	—	53
Natural gas derivatives (3)	4	115	21	(15)	125
Total assets	$864	$115	$21	$(15)	$985
Liabilities
Indexed debt securities derivative	$—	$442	$—	$—	$442
Natural gas derivatives (3)	13	65	9	(71)	16
Total liabilities	$13	$507	$9	$(71)	$458

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $56 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning balance	$12	$17
Total gains	4	—
Total settlements	(5)	(3)
Transfers into Level 3	5	—
Transfers out of Level 3	(1)	(1)
Ending balance (1)	$15	$13
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$8	$2

(1)	CenterPoint Energy did not have significant Level 3 purchases or sales during either of the three months ended March 31, 2016 and 2015.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s ZENS indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 or Level 2 in the fair value hierarchy.

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable – unconsolidated affiliate	$—	$—	$363	$356
Financial liabilities:
Long-term debt	$8,330	$8,927	$8,585	$9,067

(7) Unconsolidated Affiliate

On May 1, 2013 (the Formation Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment and preferred unit investment as presented in the Condensed Consolidated Balance Sheet as of March 31, 2016, the guarantees discussed in Note 13, and outstanding current accounts receivable from Enable. On February 18, 2016, CenterPoint Energy purchased in a Private Placement an aggregate of 14,520,000 Series A Preferred Units from Enable for a total purchase price of $363 million, which is accounted for as a cost method investment. In connection with the Private Placement, Enable redeemed $363 million of notes owed to a wholly-owned subsidiary of CERC Corp., which bore interest at an annual rate of 2.10% to 2.45%. CenterPoint Energy recorded interest income of $1 million and $2 million during the three months ended March 31, 2016 and 2015, respectively, and had interest receivable from Enable of $-0- and $4 million as of March 31, 2016 and December 31, 2015, respectively, on its notes receivable.

Effective on the Formation Date, CenterPoint Energy and Enable entered into Transition Agreements.  Under the Services Agreement, CenterPoint Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term, which ended on April 30, 2016. CenterPoint Energy is providing certain services to Enable on a year-to-year basis unless terminated by Enable with at least 90 days’ notice prior to the end of the extension term.  Enable may terminate the Services Agreement, or the provision of any services thereunder, upon approval by its board of directors and at least 180 days’ notice.

CenterPoint Energy billed Enable for reimbursement of transition services of $3 million and $5 million during the three months ended March 31, 2016 and 2015, respectively, under the Transition Agreements. Actual transition services costs are recorded net of reimbursements received from Enable. CenterPoint Energy had accounts receivable from Enable of $3 million as of both March 31, 2016 and December 31, 2015 for amounts billed for transition services.

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $33 million and $39 million during the three months ended March 31, 2016 and 2015, respectively, for transactions with Enable. CenterPoint Energy had accounts payable to Enable of $11 million as of both March 31, 2016 and December 31, 2015 from such transactions.

As of March 31, 2016, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable, consisting of 94,151,707 common units and 139,704,916 subordinated units. As of March 31, 2016, CenterPoint Energy and OGE each own a 50% management interest in the general partner of Enable and a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner. Additionally, as of March 31, 2016, CenterPoint Energy held 14,520,000 Series A Preferred Units in Enable.

CenterPoint Energy evaluates its equity method investments and cost method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of March 31, 2016, the carrying value of CenterPoint Energy’s equity method investment in Enable was $11.03 per unit, which includes limited partner common and subordinated units, a general partner interest and incentive distribution rights. On March 31, 2016, Enable’s common unit price closed at $8.56. On April 29, 2016, Enable’s common unit price closed at $11.87.

Based on an analysis of its equity method investment in Enable as of March 31, 2016, CenterPoint Energy believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $2.6 billion will be recovered. CenterPoint Energy considered the severity and duration of the impairment, management’s intent and ability to hold its investment to recovery, significant events and conditions of Enable, to conclude that its equity method investment is not other than temporarily impaired as of March 31, 2016.

As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of CenterPoint Energy’s cost method investment in Enable’s preferred units as of March 31, 2016, and the investment’s fair value is not readily determinable, an estimate of the fair value of the cost method investment was not performed.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating revenues	$509	$616
Cost of sales, excluding depreciation and amortization	195	292
Operating income	103	104
Net income attributable to Enable	86	91

Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$48	$51
Basis difference amortization	12	1
CenterPoint Energy’s equity in earnings, net	$60	$52

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Current assets	$380	$381
Non-current assets	10,869	10,857
Current liabilities	280	615
Non-current liabilities	3,122	3,092
Non-controlling interest	12	12
Preferred equity	362	—
Enable partners’ equity	7,473	7,519

Reconciliation of Equity Method Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ capital	$4,138	$4,163
CenterPoint Energy’s basis difference	(1,558)	(1,569)
CenterPoint Energy’s equity method investment in Enable	$2,580	$2,594

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Enable	$74	$72
(8) Goodwill

Goodwill by reportable business segment as of both March 31, 2016 and December 31, 2015 is as follows:

(in millions)
Natural Gas Distribution	$746
Energy Services (1)	83
Other Operations	11
Total	$840

(1)	Amounts presented are net of accumulated goodwill impairment charge of $252 million.

(9) Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock. As of March 31, 2016, 430,615,066 shares of CenterPoint Energy, Inc. common stock were issued and 430,614,900 shares were outstanding. As of December 31, 2015, 430,262,869 shares of CenterPoint Energy, Inc. common stock were issued and 430,262,703 shares were outstanding. Outstanding common shares exclude 166 treasury shares as of both March 31, 2016 and December 31, 2015.

(10) Indexed Debt Securities (ZENS) and Securities Related to ZENS

(a) Investment in Securities Related to ZENS

In 1995, CenterPoint Energy sold a cable television subsidiary to TW and received TW securities as partial consideration. A subsidiary of CenterPoint Energy now holds 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.9 million shares of Time Common, which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the TW Securities are recorded in CenterPoint Energy’s Statements of Consolidated Income.

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding at March 31, 2016. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2016, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.0625 share of Time Common, and the contingent principal balance was $701 million.

On May 26, 2015, Charter announced that it had entered into a definitive merger agreement with TWC. On September 21, 2015, Charter shareholders approved the announced transaction with TWC. Pursuant to the merger agreement, upon closing of the merger, TWC Common shares would be exchanged for cash and Charter stock and as a result, reference shares would consist of Charter stock, TW Common and Time Common. The merger is expected to close in the second quarter of 2016.

(11) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2019. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $-0- and $40 million as of March 31, 2016 and December 31, 2015, respectively.

(b)	Long-term Debt

Credit Facilities. On March 4, 2016, CenterPoint Energy announced that it had refinanced its existing $2.1 billion revolving credit facilities, which would have expired in 2019, with new revolving credit facilities totaling an aggregate $2.5 billion. The credit agreements evidencing the new revolving credit facilities provide for five-year senior unsecured revolving credit facilities in amounts of $1.6 billion for CenterPoint Energy, $300 million for Houston Electric and $600 million for CERC Corp.

As of March 31, 2016 and December 31, 2015, CenterPoint Energy, Houston Electric and CERC Corp. had the following revolving credit facilities and utilization of such facilities:

	March 31, 2016						December 31, 2015
	Size of Facility	Loans		Letters of Credit	Commercial Paper		Size of Facility	Loans		Letters of Credit	Commercial Paper
	(in millions)
CenterPoint Energy	$1,600	$—		$6	$824	(1)	$1,200	$—		$6	$716	(1)
Houston Electric	300	200	(2)	4	—		300	200	(2)	4	—
CERC Corp.	600	—		2	—		600	—		2	219	(3)
Total	$2,500	$200		$12	$824		$2,100	$200		$12	$935

(1)	Weighted average interest rate was 0.898% and 0.79% as of March 31, 2016 and December 31, 2015, respectively.

(2)	Weighted average interest rate was 1.56% and 1.637% as of March 31, 2016 and December 31, 2015, respectively.

(3)	Weighted average interest rate was 0.81% as of December 31, 2015.

CenterPoint Energy’s $1.6 billion revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Energy’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of CenterPoint Energy’s consolidated capitalization. As of March 31, 2016, CenterPoint Energy’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 54.2%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of March 31, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 52.6%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization. As of March 31, 2016, CERC’s debt to capital ratio, as defined in its credit facility agreement, was 32.5%.

CenterPoint Energy, Houston Electric and CERC Corp. were in compliance with all financial covenants as of March 31, 2016.

(12) Income Taxes

The effective tax rate reported for the three months ended March 31, 2016 was 36% compared to 37% for the same period in 2015.

CenterPoint Energy reported no uncertain tax liability as of March 31, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2013 have been audited and settled with the IRS. For tax years 2014 through 2016, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(13) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2016, minimum payment obligations for natural gas supply commitments are approximately $283 million for the remaining nine months in 2016, $449 million in 2017, $404 million in 2018, $217 million in 2019, $90 million in 2020 and $38 million after 2020.

(b)	Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, Houston Electric or their predecessor, Reliant Energy, and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly-owned subsidiary of RRI, and RRI changed its name to GenOn. In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly-owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including Houston Electric, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

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

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of March 31, 2016, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $28 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

Asbestos. Some facilities owned by CenterPoint Energy or its predecessors contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy and its subsidiaries are from time to time named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos, and CenterPoint Energy anticipates that additional claims may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy does not expect these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $24 million as of March 31, 2016.  Based on market conditions in the fourth quarter of 2015 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

In 2010, CenterPoint Energy provided a guarantee (the CenterPoint Midstream Guarantee) with respect to the performance of certain obligations of Enable under a long-term gas gathering and treating agreement with an indirect, wholly-owned subsidiary of Royal Dutch Shell plc. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantee and to release CenterPoint Energy from such guarantee. As of March 31, 2016, CenterPoint Energy had guaranteed Enable’s obligations up to an aggregate amount of $50 million under the CenterPoint Energy Midstream Guarantee.

CERC Corp. had also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee was subordinated to all senior debt of CERC Corp. and was automatically released on May 1, 2016.

The fair value of these guarantees is not material.

(14) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2016	2015
	(in millions, except share and per share amounts)
Net income	$154	$131

Basic weighted average shares outstanding	430,407,000	429,955,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,187,000	1,228,000
Diluted weighted average shares	432,594,000	431,183,000

Basic earnings per share
Net income	$0.36	$0.30

Diluted earnings per share
Net income	$0.36	$0.30

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. The electric transmission and distribution function is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers. Energy Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. Midstream Investments consists of CenterPoint Energy’s investment in Enable. Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Financial data for business segments is as follows:

	For the Three Months Ended March 31, 2016
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of March 31, 2016
	(in millions)
Electric Transmission & Distribution	$660	(1)	$—	$83	$9,960
Natural Gas Distribution	888		7	160	5,661
Energy Services	432		7	6	844
Midstream Investments (2)	—		—	—	2,580
Other Operations	4		—	1	2,953	(3)
Eliminations	—		(14)	—	(994)
Consolidated	$1,984		$—	$250	$21,004

	For the Three Months Ended March 31, 2015
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2015
	(in millions)
Electric Transmission & Distribution	$612	(1)	$—	$96	$10,028
Natural Gas Distribution	1,185		8	146	5,657
Energy Services	632		18	13	857
Midstream Investments (2)	—		—	—	2,594
Other Operations	4		—	1	2,879	(3)
Eliminations	—		(26)	—	(725)
Consolidated	$2,433		$—	$256	$21,290

(1)	Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Affiliates of NRG	$145	$184
Affiliates of Energy Future Holdings Corp.	$45	$52

(2)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Enable	$60	$52

Midstream Investments’ total assets are as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Enable	$2,580	$2,594

(3)	Included in total assets of Other Operations as of March 31, 2016 and December 31, 2015 are pension and other postemployment related regulatory assets of $798 million and $814 million, respectively.

(16) Subsequent Events

On April 1, 2016, CES, an indirect, wholly-owned subsidiary of CenterPoint Energy, closed the previously announced agreement to acquire the retail commercial and industrial businesses of Continuum for $98.2 million, comprised of a purchase price of $77.5 million, less a $4.7 million purchase price adjustment, and working capital of $25.4 million. Due to the limited amount of time since the acquisition, the initial accounting for the acquisition is incomplete. CenterPoint Energy intends to provide additional business combination disclosures, if material, in its Form 10-Q for the second quarter of 2016.

On April 28, 2016, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2575 per share of common stock payable on June 10, 2016, to shareholders of record as of the close of business on May 16, 2016.

On April 26, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2016. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2016 to be made with respect to CERC Corp.’s investment in common and subordinated units in Enable for the first quarter of 2016.

On April 26, 2016, Enable declared a quarterly cash distribution of $0.2917 per Series A Preferred Unit for the period from February 18, 2016 to March 31, 2016. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $4 million from Enable in the second quarter of 2016 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the first quarter of 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

RECENT EVENTS

Preferred Units. On January 28, 2016, we entered into a purchase agreement with Enable pursuant to which we agreed to purchase in a Private Placement an aggregate of 14,520,000 10% Series A Preferred Units from Enable for a cash purchase price of $25.00 per Series A Preferred Unit. The Private Placement closed on February 18, 2016. In connection with the Private Placement, Enable redeemed approximately $363 million of notes scheduled to mature in 2017 payable to a wholly-owned subsidiary of CERC Corp. We used the proceeds from this redemption for our investment in the Series A Preferred Units.

Continuum Acquisition. On April 1, 2016, CES, our indirect, wholly-owned subsidiary, closed the previously announced agreement to acquire the retail commercial and industrial businesses of Continuum for $98.2 million, comprised of a purchase price of $77.5 million, less a $4.7 million purchase price adjustment, and working capital of $25.4 million.

Credit Facilities. On March 4, 2016, we announced that we had refinanced our existing $2.1 billion revolving credit facilities, which would have expired in 2019, with new revolving credit facilities totaling an aggregate $2.5 billion. The credit agreements evidencing the new revolving credit facilities provide for five-year senior unsecured revolving credit facilities in amounts of $1.6 billion for us, $300 million for Houston Electric and $600 million for CERC Corp. These revolving credit facilities may be drawn on by the companies from time to time to provide funds used for general corporate purposes and to backstop the companies’ commercial paper programs. The facilities may also be utilized to obtain letters of credit.

On April 4, 2016, in connection with the replacement of our $1.2 billion unsecured revolving credit facility with the new $1.6 billion facility, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed the unused portion of our $1.6 billion facility. The size of CERC Corp.’s commercial paper program will remain at $600 million.

DCRF. On April 4, 2016, Houston Electric filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since its 2010 rate case. The application requested the annualized DCRF charge to be set at $49.4 million, representing a $36.4 million increase from the prior year charge. This increase, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. The application further requested the annualized DCRF charge to be set at $60.6 million starting September 1, 2017.

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings on March 31, 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For the Houston Division, the GRIP filing requested an increase in revenues of $7.7 million related to $47.2 million in incremental capital expenditures that were incurred in 2015. The requested revenue requirement increase for this filing period is based on an 8.65% overall rate of return. For the South Texas Division, the filing requested an increase in revenues of $2.1 million for recovery of costs related to $13.8 million in incremental capital expenditures that were incurred in 2015. This requested amount is based on an 8.75% overall rate of return. For the Beaumont/East Texas Division, the GRIP filing requested recovery of costs related to $26.8 million in incremental capital expenditures incurred in 2015. The increase in revenue requirements for this filing period is $4.2 million annually, based on an overall rate of return of 8.51%. For the Texas Coast Division, NGD made its first GRIP filing, which requested an increase in revenues of $4.2 million, based on an overall rate of return of 8.23% and incremental capital expenditures of $27.7 million incurred during the fifteen-month period following the test year in NGD’s most recent rate case for the Texas Coast division through December 31, 2015. For each division, rates are expected to be implemented by July 2016.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2016	2015
Revenues	$1,984	$2,433
Expenses	1,734	2,177
Operating Income	250	256
Interest and Other Finance Charges	(87)	(89)
Interest on Securitization Bonds	(24)	(28)
Equity in Earnings of Unconsolidated Affiliate, net	60	52
Other Income, net	41	18
Income Before Income Taxes	240	209
Income Tax Expense	86	78
Net Income	$154	$131

Basic Earnings Per Share	$0.36	$0.30

Diluted Earnings Per Share	$0.36	$0.30

Three months ended March 31, 2016 compared to three months ended March 31, 2015

We reported net income of $154 million ($0.36 per diluted share) for the three months ended March 31, 2016 compared to net income of $131 million ($0.30 per diluted share) for the same period in 2015.

The increase in net income of $23 million was due to the following key factors:

•	a $107 million increase in the gain on marketable securities;

•	an $8 million increase in equity earnings from our investment in Enable;

•	a $4 million decrease in interest expense related to our Securitization Bonds due to a decrease in outstanding debt; and

•	a $2 million decrease in interest expense due to the repayment of higher interest rate debt.

These increases in net income were partially offset by the following:

•an $80 million increase in the loss on indexed debt securities;

•an $8 million increase in income tax expense due to higher income offset by a lower effective tax rate;

•a $6 million decrease in operating income (discussed below by segment); and

•	a $4 million decrease in other income related to decreased allowance for funds used during construction and decreased dividend and interest income.

Income Tax Expense

Our effective tax rate reported for the three months ended March 31, 2016 was 36% compared to 37% for the same period in 2015. We expect our annual effective tax rate for 2016 to be approximately 36%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three months ended March 31, 2016 and 2015.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Electric Transmission & Distribution	$83	$96
Natural Gas Distribution	160	146
Energy Services	6	13
Other Operations	1	1
Total Consolidated Operating Income	$250	$256

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Electric Transmission & Distribution Business” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except throughput and customer data)
Revenues:
TDU	$540	$514
Bond Companies	120	98
Total revenues	660	612
Expenses:
Operation and maintenance, excluding Bond Companies	329	307
Depreciation and amortization, excluding Bond Companies	95	83
Taxes other than income taxes	57	56
Bond Companies	96	70
Total expenses	577	516
Operating Income	$83	$96
Operating Income:
TDU	$59	$68
Bond Companies (1)	24	28
Total segment operating income	$83	$96
Throughput (in GWh):
Residential	5,019	5,413
Total	18,131	18,015
Number of metered customers at end of period:
Residential	2,095,035	2,043,463
Total	2,364,784	2,310,706

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our Electric Transmission & Distribution business segment reported operating income of $83 million for the three months ended March 31, 2016, consisting of $59 million from the TDU and $24 million related to Bond Companies. For the three months ended March 31, 2015, operating income totaled $96 million, consisting of $68 million from TDU and $28 million related to Bond Companies.

TDU operating income decreased $9 million due to the following key factors:

•	higher depreciation and amortization expense of $12 million;

•	lower right of way revenue of $6 million;

•	higher operation and maintenance expenses of $5 million; and

•	lower usage of $3 million, partially due to milder weather.

These decreases to operating income were partially offset by the following:

•	higher transmission-related revenues of $27 million, which were partially offset by increased transmission costs billed by transmission providers of $16 million; and

•	customer growth of $6 million from the addition of over 54,000 new customers.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except throughput and customer data)
Revenues	$895	$1,193
Expenses:
Natural gas	445	756
Operation and maintenance	189	186
Depreciation and amortization	59	55
Taxes other than income taxes	42	50
Total expenses	735	1,047
Operating Income	$160	$146
Throughput (in Bcf):
Residential	73	97
Commercial and industrial	86	88
Total Throughput	159	185
Number of customers at end of period:
Residential	3,163,094	3,137,337
Commercial and industrial	254,781	251,811
Total	3,417,875	3,389,148

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our Natural Gas Distribution business segment reported operating income of $160 million for the three months ended March 31, 2016, compared to $146 million for the three months ended March 31, 2015.

Operating income increased $14 million as a result of the following key factors:

•	rate increases of $21 million; and

•	customer growth of $2 million from the addition of approximately 29,000 customers.

These increases were partially offset by the following:

•	decreased usage of $4 million, primarily due to milder weather in 2016;

•	higher depreciation and amortization expense of $4 million; and

•	increased labor and benefit expenses of $3 million.

Decreased expense related to energy efficiency programs of $1 million and decreased expense related to gross receipt taxes of $8 million were offset by a corresponding decrease in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except throughput and customer data)
Revenues	$439	$650
Expenses:
Natural gas	421	624
Operation and maintenance	10	12
Depreciation and amortization	1	1
Taxes other than income taxes	1	—
Total expenses	433	637
Operating Income	$6	$13

Mark-to-market loss	$(9)	$(4)

Throughput (in Bcf)	171	185

Number of customers at end of period	18,073	18,206

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our Energy Services business segment reported operating income of $6 million for the three months ended March 31, 2016 compared to $13 million for the three months ended March 31, 2015.  The decrease in operating income of $7 million was primarily due to a $5 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The remaining decrease in operating income was margin related, resulting primarily from reduced weather-related optimization opportunities of existing gas transportation assets.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Enable	$60	$52
Other Operations

The following table shows the operating income of our Other Operations business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues	$4	$4
Expenses	3	3
Operating Income	$1	$1

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2015 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash provided by (used in):
Operating activities	$634	$666
Investing activities	(269)	(337)
Financing activities	(411)	(393)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2016 decreased $32 million compared to the same period in 2015 due to an increase in cash expenditures for working capital items ($74 million), partially offset by higher net income after adjusting for non-cash and non-operating items ($35 million) (primarily depreciation and amortization and deferred income taxes) and increased cash from other non-current items ($7 million). The increase in cash expenditures for working capital items in 2016 primarily related to fuel cost over recovery, natural gas storage inventory, accrued interest and taxes and net regulatory assets and liabilities, partially offset by the changes in net accounts receivable/payable.

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2016 decreased $68 million compared to the same period in 2015 due primarily to increased cash received for the repayment of notes receivable from Enable ($363 million), a return of capital from an unconsolidated affiliate ($74 million) and decreased capital expenditures ($9 million), which were partially offset by increased cash used for the purchase of Enable Preferred Units ($363 million) and increased restricted cash ($9 million).

Cash Used in Financing Activities

Net cash used by financing activities in the first three months of 2016 increased $18 million compared to the same period in 2015 due to increased net payments of commercial paper ($15 million), increased payments of long-term debt ($8 million), increased payment of common stock dividends ($4 million) and increased debt issuance costs ($4 million), which were partially offset by decreased short-term borrowings ($13 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2016 include the following:

•	capital expenditures of approximately $1.1 billion;

•	maturing senior notes of $325 million;

•	scheduled principal payments on Securitization Bonds of $245 million;

•	acquisition of the retail commercial and industrial businesses of Continuum for $98.2 million;

•	dividend payments on CenterPoint Energy common stock; and

•	interest payments on debt.

We expect that borrowings under our credit facilities, proceeds from commercial paper, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2016. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $24 million as of March 31, 2016.  Based on market conditions in the fourth quarter of 2015 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

In 2010, CenterPoint Energy provided a guarantee (the CenterPoint Midstream Guarantee) with respect to the performance of certain obligations of Enable under a long-term gas gathering and treating agreement with an indirect, wholly-owned subsidiary of Royal Dutch Shell plc. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantee and to release CenterPoint Energy from such guarantee. As of March 31, 2016, we have guaranteed Enable’s obligations up to an aggregate amount of $50 million under the CenterPoint Midstream Guarantee.

CERC Corp. had also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee was subordinated to all senior debt of CERC Corp. and was automatically released on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2015 Form 10-K was filed with the SEC are discussed below.

Houston Electric

Brazos Valley Connection Project. In April 2016, the Texas Utility Commission issued an order on rehearing for the Brazos Valley Connection requiring Houston Electric to use steel monopoles in lieu of lattice towers for the construction to reduce the aesthetic impact of the project. Any further motions for rehearing are due by May 23, 2016. The Texas Utility Commission’s original order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. The actual cost will depend on factors including land acquisition costs, material and construction costs, and other factors.  Houston Electric expects to complete construction of the Brazos Valley Connection by mid-2018.

In May 2014, the Electric Generators appealed the ERCOT Board of Directors’ April 2014 approval of the Houston region transmission project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  That appeal was denied by the Texas Utility Commission in December 2014.  In March 2015, the Electric Generators petitioned the Texas District Court of Travis County for judicial review of the Texas Utility Commission’s denial of their appeal.  On March 17, 2016, the Electric Generators voluntarily dismissed their appeal with prejudice.

DCRF. On April 4, 2016, Houston Electric filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since its 2010 rate case. The application requested the annualized DCRF charge to be set at $49.4 million, representing a $36.4 million increase from the prior year charge. This increase, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. The application further requested the annualized DCRF charge to be set at $60.6 million starting September 1, 2017.

CERC

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings on March 31, 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For the Houston Division, the GRIP filing requested an increase in revenues of $7.7 million related to $47.2 million in incremental capital expenditures that were incurred in 2015. The requested revenue requirement increase for this filing period is based on an 8.65% overall rate of return. For the South Texas Division, the filing requested an increase in revenues of $2.1 million for recovery of costs related to $13.8 million in incremental capital expenditures that were incurred in 2015. This requested amount is based on an 8.75% overall rate of return. For the Beaumont/East Texas Division, the GRIP filing requested recovery of costs related to $26.8 million in incremental capital expenditures incurred in 2015. The increase in revenue requirements for this filing period is $4.2 million annually, based on an overall rate of return of 8.51%. For the Texas Coast Division, NGD made its first GRIP filing, which requested an increase in revenues of $4.2 million, based on an overall rate of return of 8.23% and incremental capital expenditures of $27.7 million incurred during the fifteen-month period following the test year in NGD’s most recent rate case for the Texas Coast division through December 31, 2015. For each division, rates are expected to be implemented by July 2016.

Oklahoma PBRC. In March 2016, NGD made a PBRC filing for the 2015 calendar year proposing to increase revenues by $0.5 million. A hearing is scheduled for June 7, 2016.

Arkansas BDA.  On March 31, 2016, NGD made its annual BDA filing with the APSC to request recovery of a calendar year 2015 shortfall of $5.5 million.  Approval from the APSC is still pending and interim rates will be implemented in June of 2016.

Arkansas Rate Case. On November 10, 2015, NGD filed an Application for Approval of a General Change in Rates with the APSC seeking a $35.6 million increase in revenue requirement and a 10.3% ROE. A procedural schedule has been established with a hearing scheduled for July 12, 2016. A final determination by the APSC is expected in the third quarter of 2016.

Louisiana RSP. NGD made its 2015 Louisiana RSP filings with the LPSC on October 1, 2015. The North Louisiana Rider RSP filing shows a revenue deficiency of $1.0 million, and the South Louisiana Rider RSP filing shows a revenue deficiency of $1.5 million. Both 2015 RSP filings utilized the capital structure and ROE factors approved by the LPSC on September 23, 2015 discussed below. NGD began billing in December 2015, subject to a refund. NGD made its 2014 Louisiana RSP filings with the LPSC on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized ROE of 10.25%.  The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized ROE of 10.5%. NGD began billing the revised rates in December 2014, subject to a refund. The 2014 and 2015 Louisiana RSP filings are still awaiting final approval from the LPSC.

Minnesota Rate Case. In August 2015, NGD filed a general rate case with the MPUC requesting an annual increase of $54.1 million.  On September 10, 2015, the MPUC approved an interim increase of $47.8 million in revenues effective October 2, 2015, subject to a refund. The MPUC is expected to issue a final decision in mid-2016 with final rates effective by the end of 2016.

PHMSA Regulatory Proposals. Recent regulatory proposals from the U.S. Department of Transportation’s PHMSA would expand the scope of its safety, reporting, and recordkeeping requirements for both natural gas and hazardous liquids (including oil and NGLs) pipelines. These proposals, if finalized, would impose additional costs on us and Enable.

On March 17, 2016, PHMSA issued a notice of proposed rulemaking detailing proposed revisions to the safety standards applicable to natural gas transmission and gathering pipelines. The proposed rules would add requirements for pipelines already subject to integrity management requirements, including repair criteria for pipelines in high consequence areas and requirements for monitoring gas quality and managing corrosion. For pipelines not already subject to integrity management requirements, the proposed rules include a new moderate consequence area definition, require gas quality monitoring and corrosion management, establish repair criteria and require verification of certain pipeline parameters. The proposed rules would also expand the scope of gas gathering lines subject to PHMSA regulation-including imposing minimum safety standards on certain larger, currently exempt, gathering lines-while subjecting all gathering-line operators to recordkeeping and annual reporting requirements from which they are currently exempt. The rules would also require inspections of pipeline areas affected by severe weather, natural disasters or similar events.

PHMSA issued a similar notice of proposed rulemaking for hazardous liquid pipelines on October 1, 2015. The proposed rules would extend PHMSA reporting requirements to all gathering lines, require pipeline inspections in areas affected by extreme weather or natural disasters, require periodic inline inspections of pipelines outside of high consequence areas, require use of leak detection systems on all hazardous liquid pipelines, modify applicable repair criteria and set a timeline for pipelines subject to integrity management requirements to be capable of accommodating inline inspection tools.

Other Matters

Credit Facilities

On March 4, 2016, we announced that we had refinanced our existing $2.1 billion revolving credit facilities, which would have expired in 2019, with new revolving credit facilities totaling an aggregate $2.5 billion. The credit agreements evidencing the new revolving credit facilities provide for five-year senior unsecured revolving credit facilities in amounts of $1.6 billion for us, $300 million for Houston Electric and $600 million for CERC Corp. These revolving credit facilities may be drawn on by the companies from time to time to provide funds used for general corporate purposes and to backstop the companies’ commercial paper programs. The facilities may also be utilized to obtain letters of credit.

As of April 20, 2016, we had the following facilities:

Execution Date	Company	Size of Facility	Amount Utilized at April 20, 2016 (1)		Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$1,600	$1,012	(2)	March 3, 2021
March 3, 2016	Houston Electric	300	4	(3)	March 3, 2021
March 3, 2016	CERC Corp.	600	4	(3)	March 3, 2021

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.5 billion at March 31, 2016.

(2)	Represents outstanding commercial paper of $1,006 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

Our $1.6 billion revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. As of March 31, 2016, our debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 54.2%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and we certify to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of March 31, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 52.6%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization. As of March 31, 2016, CERC’s debt to capital ratio, as defined in its credit facility agreement, was 32.5%.

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

On April 4, 2016, in connection with the replacement of our $1.2 billion unsecured revolving credit facility with the new $1.6 billion facility, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed the unused portion of our $1.6 billion facility. The size of CERC Corp.’s commercial paper program will remain at $600 million. Our $1.6 billion revolving credit facility backstops our $1.6 billion commercial paper program. CERC Corp.’s $600 million revolving credit facility backstops its $600 million commercial paper program.

Securities Registered with the SEC

CenterPoint Energy, Houston Electric and CERC Corp. have filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of CenterPoint Energy’s shares of common stock, shares of preferred stock, as well as stock purchase contracts and equity units.

Temporary Investments

As of April 20, 2016, we had no temporary external investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of April 20, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa1	Stable	BBB+	Negative	BBB	Stable
Houston Electric Senior Secured Debt	A1	Stable	A	Negative	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Negative	BBB	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $1.6 billion revolving credit facility, Houston Electric’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of Houston Electric or CERC Corp. had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at March 31, 2016, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CES, a wholly-owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2016, the amount posted as collateral aggregated approximately $60 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2016, unsecured credit limits extended to CES by counterparties aggregated $367 million, and $2 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $144 million as of March 31, 2016. The amount of collateral will depend on seasonal variations in transportation levels.

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $828 million remains outstanding as of March 31, 2016. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of March 31, 2016, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.0625 share of Time Common, and the contingent principal amount was $701 million.

On May 26, 2015, Charter announced that it had entered into a definitive merger agreement with TWC. On September 21, 2015, Charter shareholders approved the announced transaction with TWC. Pursuant to the merger agreement, upon closing of the merger, TWC Common shares would be exchanged for cash and Charter stock and as a result, reference shares would consist of Charter stock, TW Common and Time Common. The merger is expected to close in the second quarter of 2016.

If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, TWC Common and Time Common that we own or from other sources. We own shares of TW Common, TWC Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, TWC Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, TWC Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on March 31, 2016, deferred taxes of approximately $434 million would have been payable in 2016. If all the TW Common, TWC Common and Time Common had been sold on March 31, 2016, capital gains taxes of approximately $268 million would have been payable in 2016.

Cross Defaults

Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by us or any of our significant subsidiaries will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

Enable Midstream Partners

On January 28, 2016, we entered into a purchase agreement with Enable pursuant to which we agreed to purchase in a Private Placement an aggregate of 14,520,000 Series A Preferred Units for a cash purchase price of $25.00 per Series A Preferred Unit. The Private Placement closed on February 18, 2016. In connection with the Private Placement, Enable redeemed approximately $363 million of notes scheduled to mature in 2017 payable to a wholly-owned subsidiary of CERC Corp. We used the proceeds from this redemption for our investment in the Series A Preferred Units.

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On April 26, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2016. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2016 to be made with respect to CERC Corp.’s limited partner interest in Enable for the first quarter of 2016.

On April 26, 2016, Enable declared a quarterly cash distribution of $0.2917 per Series A Preferred Unit for the period from February 18, 2016 to March 31, 2016. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $4 million from Enable in the second quarter of 2016 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the first quarter of 2016.

Treasury Locks

In April 2016, Houston Electric entered into Treasury Locks with several counterparties, having an aggregate notional amount of $150 million. These Treasury Locks were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2016. These Treasury Locks were designated as cash flow hedges. Accordingly, the effective portion of unrealized gains and losses associated with the Treasury Locks would be recorded as a component of accumulated other comprehensive income and the ineffective portion would be recorded in income.

Weather Hedge

We have weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD and electric operations in Texas do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to our other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas and on Houston Electric’s results in its service territory. We have historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015.  We entered into a weather hedge swap pursuant to the Dodd-Frank’s end-user exception for Houston Electric’s service territory for the 2015–2016 winter season.

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

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric’s revolving credit facility limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of its consolidated capitalization. CERC Corp.’s revolving credit facility limits CERC’s consolidated debt to an amount not to exceed 65% of its consolidated capitalization. Our revolving credit facility limits our consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. The financial covenant limit in Houston Electric’s and our revolving credit facilities will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory that meets certain criteria. Additionally, Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Interim Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2016, we had outstanding long-term debt, bank loans, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

As of March 31, 2016 and December 31, 2015, our floating-rate obligations aggregated $1.0 billion and $1.1 billion, respectively. If the floating interest rates were to increase by 10% from March 31, 2016 rates, our combined interest expense would increase by $1 million annually.

As of March 31, 2016 and December 31, 2015, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.4 billion and $7.5 billion, respectively, in principal amount and both having a fair value of $8.0 billion. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $205 million if interest rates were to decline by 10% from their levels at March 31, 2016. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $148 million as of March 31, 2016 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $24 million if interest rates were to decline by 10% from levels at March 31, 2016. Changes in the fair value of the derivative component, a liability recorded at $498 million as of March 31, 2016, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2016 levels, the fair value of the derivative component would increase by approximately $7 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 1.8 million shares of TWC Common and 0.9 million shares of Time Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2016 aggregate market value of these shares would result in a net loss of approximately $15 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. As of March 31, 2016, the recorded fair value of our non-trading energy derivatives was a net asset of $45 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their March 31, 2016 levels would have decreased the fair value of our non-trading energy derivatives net asset by $3 million.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 13(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2015 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2015 Form 10-K.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2016 and 2015 was 3.21 and 2.87, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Second Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2015	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3
10.1	Purchase Agreement dated January 28, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated January 28, 2016	1-31447	10.1
10.2	Third Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated February 18, 2016	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.1
10.3	Registration Rights Agreement dated as of February 18, 2016 by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 10, 2016

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Second Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2015	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3
10.1	Purchase Agreement dated January 28, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated January 28, 2016	1-31447	10.1
10.2	Third Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated February 18, 2016	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.1
10.3	Registration Rights Agreement dated as of February 18, 2016 by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document