Form 10-Q
period 2016-09-30
CENTERPOINT ENERGY INC
filed 2016-11-04
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

As of October 21, 2016, CenterPoint Energy, Inc. had 430,682,420 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

`

GLOSSARY

AOL	AOL Inc.
APSC	Arkansas Public Service Commission
ArcLight	ArcLight Capital Partners, LLC
ASU	Accounting Standards Update
Atmos Energy Marketing	Atmos Energy Marketing, LLC, a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment
Bond Companies	Transition and system restoration bond companies
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CECL	Current expected credit losses
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
Charter	Charter Communications, Inc.
Charter Common	Charter common stock
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

DCRF	Distribution Cost Recovery Factor
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Enable	Enable Midstream Partners, LP
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NAV	Net asset value

GLOSSARY (cont.)
NECA	National Electrical Contractors Association
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PHMSA	Pipeline and Hazardous Materials Safety Administration
Private Placement	An agreement with Enable to purchase an aggregate of 14,520,000 Series A Preferred Units
PRPs	Potentially responsible parties
REIT	Real Estate Investment Trust
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Texas Utility Commission	Public Utility Commission of Texas
Time Common	Time Inc. common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TW	Time Warner Inc.
TW Common	TW common stock
TWC	Time Warner Cable Inc.
TWC Common	TWC common stock
TW Securities	Charter Common, Time Common and TW Common
Verizon	Verizon Communications, Inc.
VIE	Variable interest entity
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$1,889	$1,630	$5,447	$5,595

Expenses:
Natural gas	683	527	2,031	2,410
Operation and maintenance	505	479	1,539	1,465
Depreciation and amortization	324	268	873	724
Taxes other than income taxes	93	91	288	289
Total	1,605	1,365	4,731	4,888
Operating Income	284	265	716	707

Other Income (Expense):
Gain (loss) on marketable securities	77	(134)	187	(72)
Gain (loss) on indexed debt securities	(72)	129	(258)	62
Interest and other finance charges	(83)	(88)	(256)	(266)
Interest on securitization bonds	(23)	(25)	(70)	(80)
Equity in earnings (losses) of unconsolidated affiliate, net	73	(794)	164	(699)
Other, net	20	12	41	36
Total	(8)	(900)	(192)	(1,019)

Income (Loss) Before Income Taxes	276	(635)	524	(312)
Income tax expense (benefit)	97	(244)	193	(129)
Net Income (Loss)	$179	$(391)	$331	$(183)

Basic Earnings (Loss) Per Share	$0.42	$(0.91)	$0.77	$(0.43)

Diluted Earnings (Loss) Per Share	$0.41	$(0.91)	$0.76	$(0.43)

Dividends Declared Per Share	$0.2575	$0.2475	$0.7725	$0.7425

Weighted Average Shares Outstanding, Basic	431	430	431	430

Weighted Average Shares Outstanding, Diluted	433	430	433	430

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$179	$(391)	$331	$(183)
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $2, $1, $1 and $3)	1	1	1	5
Net deferred gain from cash flow hedges (net of tax of $1, $-0-, $-0-, $-0-)	2	—	1	—
Total	3	1	2	5
Comprehensive income (loss)	$182	$(390)	$333	$(178)

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents ($269 and $264 related to VIEs, respectively)	$270	$264
Investment in marketable securities	814	805
Accounts receivable ($97 and $64 related to VIEs, respectively), less bad debt reserve of $18 and $20, respectively	682	593
Accrued unbilled revenues	186	279
Natural gas inventory	160	168
Materials and supplies	191	179
Non-trading derivative assets	49	89
Taxes receivable	23	172
Prepaid expenses and other current assets ($38 and $35 related to VIEs, respectively)	154	140
Total current assets	2,529	2,689

Property, Plant and Equipment:
Property, plant and equipment	17,500	16,650
Less: accumulated depreciation and amortization	5,417	5,113
Property, plant and equipment, net	12,083	11,537

Other Assets:
Goodwill	862	840
Regulatory assets ($1,999 and $2,373 related to VIEs, respectively)	2,756	3,129
Notes receivable – unconsolidated affiliate	—	363
Non-trading derivative assets	24	36
Investment in unconsolidated affiliate	2,535	2,594
Preferred units – unconsolidated affiliate	363	—
Other	134	102
Total other assets	6,674	7,064

Total Assets	$21,286	$21,290

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2016	December 31, 2015
Current Liabilities:
Short-term borrowings	$43	$40
Current portion of VIE securitization bonds long-term debt	410	391
Indexed debt	112	145
Current portion of other long-term debt	250	328
Indexed debt securities derivative	562	442
Accounts payable	422	483
Taxes accrued	134	158
Interest accrued	93	117
Non-trading derivative liabilities	19	11
Other	353	343
Total current liabilities	2,398	2,458

Other Liabilities:
Deferred income taxes, net	5,206	5,047
Non-trading derivative liabilities	4	5
Benefit obligations	909	904
Regulatory liabilities	1,279	1,276
Other	282	273
Total other liabilities	7,680	7,505

Long-term Debt:
VIE securitization bonds	1,931	2,276
Other long-term debt	5,805	5,590
Total long-term debt	7,736	7,866

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Common stock (430,681,855 shares and 430,262,703 shares outstanding, respectively)	4	4
Additional paid-in capital	4,190	4,180
Accumulated deficit	(658)	(657)
Accumulated other comprehensive loss	(64)	(66)
Total shareholders’ equity	3,472	3,461

Total Liabilities and Shareholders’ Equity	$21,286	$21,290

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$331	$(183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	873	724
Amortization of deferred financing costs	19	21
Deferred income taxes	150	(264)
Unrealized loss (gain) on marketable securities	(187)	72
Loss (gain) on indexed debt securities	258	(62)
Write-down of natural gas inventory	1	4
Equity in (earnings) losses of unconsolidated affiliate, net of distributions	(164)	843
Pension contributions	(7)	(63)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	86	450
Inventory	(5)	33
Taxes receivable	149	122
Accounts payable	(90)	(332)
Fuel cost recovery	(43)	71
Non-trading derivatives, net	23	(7)
Margin deposits, net	65	20
Interest and taxes accrued	(48)	(39)
Net regulatory assets and liabilities	(26)	92
Other current assets	(9)	22
Other current liabilities	31	(36)
Other assets	—	6
Other liabilities	29	9
Other, net	16	15
Net cash provided by operating activities	1,452	1,518
Cash Flows from Investing Activities:
Capital expenditures	(1,047)	(1,131)
Acquisitions, net of cash acquired	(102)	—
Decrease in notes receivable – unconsolidated affiliate	363	—
Investment in preferred units – unconsolidated affiliate	(363)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	223	74
Decrease (increase) in restricted cash of Bond Companies	(2)	9
Proceeds from sale of marketable securities	178	32
Other, net	11	(8)
Net cash used in investing activities	(739)	(1,024)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	3	(4)
Proceeds of commercial paper, net	63	302
Proceeds from long-term debt	600	—
Payments of long-term debt	(855)	(513)
Debt issuance costs	(9)	—
Payment of dividends on common stock	(332)	(319)
Distribution to ZENS note holders	(178)	(32)
Other, net	1	1
Net cash used in financing activities	(707)	(565)
Net Increase (Decrease) in Cash and Cash Equivalents	6	(71)
Cash and Cash Equivalents at Beginning of Period	264	298
Cash and Cash Equivalents at End of Period	$270	$227
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$324	$323
Income tax (refunds), net	(105)	12
Non-cash transactions:
Accounts payable related to capital expenditures	75	87

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution facilities and natural gas distribution facilities, and both CenterPoint Energy and its operating subsidiaries own interests in Enable as described in Note 8. As of September 30, 2016, CenterPoint Energy’s indirect, wholly-owned subsidiaries included:

•	Houston Electric, which engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CERC Corp. (together with its subsidiaries), which owns and operates natural gas distribution systems. A wholly-owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities. As of September 30, 2016, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of September 30, 2016, CenterPoint Energy had VIEs consisting of Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Energy adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets, indexed debt and total long-term debt on its Condensed Consolidated Balance Sheets. CenterPoint Energy had debt issuance costs, excluding amounts related to credit facility arrangements, of $44 million as of both September 30, 2016 and December 31, 2015.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 will change the accounting for certain aspects of share-based payments to employees, including the recognition of income tax effects of vested or settled awards in the income statement, instead of within additional paid-in capital. It will also increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligations. ASU 2016-09 will allow companies to elect between two different methods to account for forfeitures of share-based payments. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. CenterPoint Energy does not expect the adoption of this standard to have a material impact on its financial position, results of operations, cash flows and disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. CenterPoint Energy is currently assessing the impact that this standard will have on its statement of cash flows.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Acquisition

On April 1, 2016, CES, an indirect, wholly-owned subsidiary of CenterPoint Energy, closed the previously announced agreement to acquire the retail energy services business and natural gas wholesale assets of Continuum for a preliminary purchase price of $98 million, including working capital. After working capital adjustments, the final purchase price was $102 million and allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The following table summarizes the final purchase price allocation and the fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition:

(in millions)
Total purchase price consideration	$102
Receivables	$76
Derivative assets	38
Property and equipment	1
Identifiable intangibles	38
Total assets acquired	153
Accounts payable	49
Derivative liabilities	24
Total liabilities assumed	73
Identifiable net assets acquired	80
Goodwill	22
Net assets acquired	$102

The goodwill of $22 million resulting from the acquisition reflects the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of the complementary operational and geographic footprints, along with the scale, geographic reach and expanded capabilities.

Identifiable intangible assets were recorded at estimated fair value as determined by management based on available information, which includes a valuation prepared by an independent third party. The significant assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, the discount rate which is based on the weighted average cost of capital for comparable publicly traded guideline companies and projected customer attrition rates. The useful lives for the identifiable intangible assets were determined using methods that approximate the pattern of economic benefit provided by the utilization of the assets.

The estimated fair value of the identifiable intangible assets and related useful lives as included in the final purchase price allocation include:

	Estimate Fair Value	Estimate Useful Life
	(in millions)	(in years)
Customer relationships	$34	15
Covenants not to compete	4	4
Total identifiable intangibles	$38

Amortization expense related to the above identifiable intangible assets was $1 million and $2 million for the three and nine months ended September 30, 2016, respectively.

Revenues of approximately $170 million and $270 million, respectively, and operating income of approximately $2 million and $2 million, respectively, attributable to the acquisition are included in CenterPoint Energy’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016.

As Continuum was a non-public company that did not prepare interim financial information and the acquisition included the purchase of both businesses and assets, the historical financial information for the businesses and assets acquired was impracticable to obtain. As a result, pro forma results of the acquired businesses and assets are not presented.

(4) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended September 30,
	2016		2015
	Pension Benefits (1)	Postretirement Benefits (1)	Pension Benefits (1)	Postretirement Benefits (1)
	(in millions)
Service cost	$10	$1	$10	$1
Interest cost	23	4	24	5
Expected return on plan assets	(26)	(2)	(30)	(2)
Amortization of prior service cost (credit)	3	(1)	2	—
Amortization of net loss	15	—	14	1
Settlement cost (2)	—	—	1	—
Net periodic cost	$25	$2	$21	$5

	Nine Months Ended September 30,
	2016		2015
	Pension Benefits (1)	Postretirement Benefits (1)	Pension Benefits (1)	Postretirement Benefits (1)
	(in millions)
Service cost	$28	$2	$30	$2
Interest cost	70	13	70	15
Expected return on plan assets	(76)	(5)	(90)	(5)
Amortization of prior service cost (credit)	7	(2)	7	(1)
Amortization of net loss	47	—	43	3
Settlement cost (2)	—	—	10	—
Curtailment gain (3)	—	(3)	—	—
Net periodic cost	$76	$5	$70	$14

(1)	Net periodic cost in these tables is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

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

CenterPoint Energy’s changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Pension and Postretirement Plans		Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(65)	$(81)	$(65)	$(85)
Other comprehensive income (loss) before reclassifications (1)	—	—	(4)	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	1	1	1
Actuarial losses (2)	2	1	5	7
Tax expense	(2)	(1)	(1)	(3)
Net current period other comprehensive income	1	1	1	5
Ending Balance	$(64)	$(80)	$(64)	$(80)

(1)	Total other comprehensive income (loss) related to the remeasurement of the postretirement plan.

(2)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a total of approximately $8 million to its pension plans in 2016, of which approximately $2 million and $7 million were contributed during the three and nine months ended September 30, 2016, respectively.

CenterPoint Energy expects to contribute a total of approximately $16 million to its postretirement benefit plan in 2016, of which approximately $4 million and $12 million were contributed during the three and nine months ended September 30, 2016, respectively.

(5) Regulatory Accounting

As of September 30, 2016, Houston Electric has not recognized an allowed equity return of $341 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2016 and 2015, Houston Electric recognized approximately $22 million and $16 million, respectively, of the allowed equity return not previously recognized. During the nine months ended September 30, 2016 and 2015, Houston Electric recognized approximately $52 million and $37 million, respectively, of the allowed equity return not previously recognized.

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

CenterPoint Energy has historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in 2014–2015. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015. CenterPoint Energy entered into weather hedges for the Houston Electric service territory, which contained bilateral dollar caps of $8 million, $7 million and $9 million for the 2014–2015, 2015–2016 and 2016–2017 winter seasons, respectively. The swaps are based on 10-year normal weather. During both the three months ended September 30, 2016 and 2015, CenterPoint Energy recognized no gains or losses related to these swaps. During the nine months ended September 30, 2016 and 2015, CenterPoint Energy recognized gains of $3 million and losses of $9 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

Hedging of Interest Expense for Future Debt Issuances. In April 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in May 2016. These forward interest rate agreements were designated as cash flow hedges. The realized gains and losses associated with the agreements were immaterial.

In June and July 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in August 2016.  These forward interest rate agreements were designated as cash flow hedges.  Accordingly, the effective portion of realized gains and losses associated with the agreements, which totaled $1.1 million, is a component of accumulated other comprehensive income and will be amortized over the life of the bonds. The ineffective portion of the gains and losses was recorded in income and was immaterial.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of September 30, 2016 and December 31, 2015, while the last two tables provide a breakdown of the related income statement impacts for the three and nine months ended September 30, 2016 and 2015.

Fair Value of Derivative Instruments
	September 30, 2016
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$51	$2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	24	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	19	41
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	4	11
Indexed debt securities derivative	Current Liabilities	—	562
Total		$98	$616

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,080 Bcf or a net 16 Bcf short position.  Of the net short position, basis swaps constitute a net 128 Bcf long position.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $50 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $6 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2016
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$70	$(21)	$49
Other Assets: Non-trading derivative assets	28	(4)	24
Current Liabilities: Non-trading derivative liabilities	(43)	24	(19)
Other Liabilities: Non-trading derivative liabilities	(11)	7	(4)
Total	$44	$6	$50

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2016	2015
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$31	$39
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(13)	(30)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(72)	129
Total		$(54)	$138

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2016	2015
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$1	$88
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	35	(72)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(258)	62
Total		$(222)	$78

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of September 30, 2016 and December 31, 2015 was $2 million and $3 million, respectively.  CenterPoint Energy posted no assets as collateral towards derivative instruments that contain credit risk contingent features as of both September 30, 2016 and December 31, 2015.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of both September 30, 2016 and December 31, 2015, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. As of September 30, 2016, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $0.77 to $7.90 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0% to 73%) as an unobservable input.  CenterPoint Energy’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2016, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2016

	(in millions)
Assets
Corporate equities	$816	$—	$—	$—	$816
Investments, including money market funds (2)	55	—	—	—	55
Natural gas derivatives (3)	4	72	22	(25)	73
Total assets	$875	$72	$22	$(25)	$944
Liabilities
Indexed debt securities derivative	$—	$562	$—	$—	$562
Natural gas derivatives (3)	5	44	5	(31)	23
Total liabilities	$5	$606	$5	$(31)	$585

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$16	$10	$12	$17
Purchases	—	—	12	—
Total gains	9	5	13	5
Total settlements	(8)	(2)	(24)	(8)
Transfers into Level 3	—	1	5	1
Transfers out of Level 3	—	—	(1)	(1)
Ending balance (1)	$17	$14	$17	$14
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$6	$6	$14	$7

(1)	CenterPoint Energy did not have significant Level 3 sales during either of the three or nine months ended September 30, 2016 or 2015.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable – unconsolidated affiliate	$—	$—	$363	$356
Financial liabilities:
Long-term debt	$8,396	$9,139	$8,585	$9,067

(8) Unconsolidated Affiliate

On May 1, 2013 (the Formation Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment and preferred unit investment as presented in the Condensed Consolidated Balance Sheets as of September 30, 2016, the guarantees discussed in Note 14, and outstanding current accounts receivable from Enable. On February 18, 2016, CenterPoint Energy purchased in a Private Placement an aggregate of 14,520,000 Series A Preferred Units from Enable for a total purchase price of $363 million, which is accounted for as a cost method investment. In connection with the Private Placement, Enable redeemed $363 million of notes owed to a wholly-owned subsidiary of CERC Corp., which bore interest at an annual rate of 2.10% to 2.45%. CenterPoint Energy recorded interest income of $-0- and $2 million during the three months ended September 30, 2016 and 2015, respectively, and $1 million and $6 million during the nine months ended September 30, 2016 and 2015, respectively, and had interest receivable from Enable of $-0- and $4 million as of September 30, 2016 and December 31, 2015, respectively, on its notes receivable.

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

CenterPoint Energy billed Enable for reimbursement of transition services of $1 million and $3 million during the three months ended September 30, 2016 and 2015, respectively, and $6 million and $10 million during the nine months ended September 30, 2016 and 2015, respectively, under the Transition Agreements. Actual transition services costs are recorded net of reimbursements received from Enable. CenterPoint Energy had accounts receivable from Enable of $2 million and $3 million as of September 30, 2016 and December 31, 2015, respectively, for amounts billed for transition services.

CenterPoint Energy incurred natural gas expenses, including transportation and storage costs, of $22 million and $23 million during the three months ended September 30, 2016 and 2015, respectively, and $79 million and $87 million during the nine months ended September 30, 2016 and 2015, respectively, for transactions with Enable. CenterPoint Energy had accounts payable to Enable of $8 million and $11 million as of September 30, 2016 and December 31, 2015, respectively, from such transactions.

As of September 30, 2016, CenterPoint Energy held an approximate 55.4% limited partner interest in Enable, consisting of 94,151,707 common units and 139,704,916 subordinated units. As of September 30, 2016, CenterPoint Energy and OGE each owned a 50% management interest in the general partner of Enable and a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner. Additionally, as of September 30, 2016, CenterPoint Energy held 14,520,000 Series A Preferred Units in Enable.

CenterPoint Energy evaluates its equity method investments and cost method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of September 30, 2016, the carrying value of CenterPoint Energy’s equity method investment in Enable was $10.84 per unit, which includes limited partner common and subordinated units, a general partner interest and incentive distribution rights. On September 30, 2016, Enable’s common unit price closed at $15.25.

As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of CenterPoint Energy’s cost method investment in Enable’s Series A Preferred Units as of September 30, 2016, and the investment’s fair value is not readily determinable, an estimate of the fair value of the cost method investment was not performed.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$620	$646	$1,658	$1,852
Cost of sales, excluding depreciation and amortization	268	287	717	856
Impairment of goodwill and other long-lived assets	8	1,105	8	1,105
Operating income (loss)	139	(975)	299	(778)
Net income (loss) attributable to Enable	110	(985)	231	(817)
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$61	$(546)	$128	$(453)
Basis difference amortization (1)	12	2	36	4
Impairment of CenterPoint Energy’s equity method investment in Enable	—	(250)	—	(250)
CenterPoint Energy’s equity in earnings (losses), net (2)	$73	$(794)	$164	$(699)

(1)
Equity in earnings (losses) of unconsolidated affiliates includes CenterPoint Energy’s share of Enable’s earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 33 years, the average life of the assets to which the basis difference is attributed.

(2)
These amounts include CenterPoint Energy’s share of Enable’s impairment of goodwill and long-lived assets and the impairment of CenterPoint Energy’s equity method investment in Enable totaling $862 million during the three and nine months ended September 30, 2015. This impairment is partially offset by $68 million and $163 million of earnings for the three and nine months ended September 30, 2015, respectively.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Current assets	$408	$381
Non-current assets	10,833	10,845
Current liabilities	338	615
Non-current liabilities	3,174	3,080
Non-controlling interest	11	12
Preferred equity	362	—
Enable partners’ equity	7,356	7,519
Reconciliation of Equity Method Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ capital	$4,073	$4,163
CenterPoint Energy’s basis difference	(1,538)	(1,569)
CenterPoint Energy’s equity method investment in Enable	$2,535	$2,594

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
	(in millions)
Investment in Enable’s common and subordinated units	$74	$74	$223		$219
Investment in Enable’s Series A Preferred Units	9	—	13	(1)	—
(1)Represents the period from February 18, 2016 to September 30, 2016.

(9) Goodwill

Goodwill by reportable business segment as of December 31, 2015 and changes in the carrying amount of goodwill as of September 30, 2016 are as follows:

	December 31, 2015		Continuum Acquisition (1)	September 30, 2016
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	83	(2)	22	105
Other Operations	11		—	11
Total	$840		$22	$862
(1) See Note 3.
(2) Amount presented is net of the accumulated goodwill impairment charge of $252 million.

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

CenterPoint Energy performed its annual impairment test in the third quarter of 2016 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(10) Capital Stock

CenterPoint Energy, Inc. has 1,020,000,000 authorized shares of capital stock, comprised of 1,000,000,000 shares of $0.01 par value common stock and 20,000,000 shares of $0.01 par value cumulative preferred stock. As of September 30, 2016, 430,682,021 shares of CenterPoint Energy, Inc. common stock were issued and 430,681,855 shares were outstanding. As of December 31, 2015, 430,262,869 shares of CenterPoint Energy, Inc. common stock were issued and 430,262,703 shares were outstanding. Outstanding common shares exclude 166 treasury shares as of both September 30, 2016 and December 31, 2015.

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

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding at September 30, 2016. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. Prior to the merger described below, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.125505 share of TWC Common and 0.0625 share of Time Common.

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

As of September 30, 2016, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.0625 share of Time Common and 0.061382 share of Charter Common, and the contingent principal balance was $517 million.

On October 22, 2016, AT&T announced that it had entered into a definitive agreement to acquire TW in a stock and cash transaction. Pursuant to the agreement, TW Common would be exchanged for cash and AT&T Common, and as a result, reference shares would consist of Charter Common, Time Common and AT&T Common. AT&T announced that the merger is expected to close by the end of 2017.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2019. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $43 million and $40 million as of September 30, 2016 and December 31, 2015, respectively.

(b)	Long-term Debt

Debt Repayments. In May 2016, CERC retired approximately $325 million aggregate principal amount of its 6.15% senior notes at their maturity. The retirement of senior notes was financed by the issuance of commercial paper.

Houston Electric General Mortgage Bonds. In May 2016, Houston Electric issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. In August 2016, Houston Electric issued $300 million aggregate principal amount of 2.40% general mortgage bonds due 2026. The proceeds from the issuance of these bonds were used to repay short-term debt and for general corporate purposes.

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

As of September 30, 2016 and December 31, 2015, CenterPoint Energy, Houston Electric and CERC Corp. had the following revolving credit facilities and utilization of such facilities:

	September 30, 2016					December 31, 2015
	Size of Facility	Loans	Letters of Credit	Commercial Paper		Size of Facility	Loans		Letters of Credit	Commercial Paper
	(in millions)
CenterPoint Energy	$1,600	$—	$6	$539	(1)	$1,200	$—		$6	$716	(1)
Houston Electric	300	—	4	—		300	200	(2)	4	—
CERC Corp.	600	—	3	459	(3)	600	—		2	219	(3)
Total	$2,500	$—	$13	$998		$2,100	$200		$12	$935

(1)	Weighted average interest rate was 0.81% and 0.79% as of September 30, 2016 and December 31, 2015, respectively.

(2)	Weighted average interest rate was 1.637% as of December 31, 2015.

(3)	Weighted average interest rate was 0.76% and 0.81% as of September 30, 2016 and December 31, 2015, respectively.

CenterPoint Energy’s $1.6 billion revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Energy’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of CenterPoint Energy’s consolidated capitalization. As of September 30, 2016, CenterPoint Energy’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 55.5%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of September 30, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 51.7%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization. As of September 30, 2016, CERC’s debt to capital ratio, as defined in its credit facility agreement, was 34.7%.

CenterPoint Energy, Houston Electric and CERC Corp. were in compliance with all financial covenants as of September 30, 2016.

(13) Income Taxes

The effective tax rate reported for the three months ended September 30, 2016 was 35% compared to 38% for the same period in 2015. The effective tax rate reported for the nine months ended September 30, 2016 was 37% compared to 41% for the same period in 2015. The higher effective tax rates for the three and nine months ended September 30, 2015 were primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable.

CenterPoint Energy reported no uncertain tax liability as of September 30, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2014. CenterPoint Energy is under examination by the IRS for 2015 and 2016.

(14) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2016, minimum payment obligations for natural gas supply commitments are approximately $132 million for the remaining three months in 2016, $454 million in 2017, $455 million in 2018, $267 million in 2019, $124 million in 2020 and $133 million after 2020.

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

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of September 30, 2016, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $29 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $15 million as of September 30, 2016.  Based on market conditions in the fourth quarter of 2016 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

In 2010, CenterPoint Energy provided a guarantee (the CenterPoint Midstream Guarantee) with respect to the performance of certain obligations of Enable under a long-term gas gathering and treating agreement with an indirect, wholly-owned subsidiary of Royal Dutch Shell plc. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantee and to release CenterPoint Energy from such guarantee. As of September 30, 2016, CenterPoint Energy had guaranteed Enable’s obligations up to an aggregate amount of $50 million under the CenterPoint Midstream Guarantee.

CERC Corp. had also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee was subordinated to all senior debt of CERC Corp. and was automatically released on May 1, 2016.

The fair value of these guarantees is not material.

(15) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except share and per share amounts)
Net income (loss)	$179	$(391)	$331	$(183)

Basic weighted average shares outstanding	430,682,000	430,262,000	430,581,000	430,152,000
Plus: Incremental shares from assumed conversions:
Restricted stock (1)	2,714,000	—	2,714,000	—
Diluted weighted average shares	433,396,000	430,262,000	433,295,000	430,152,000

Basic earnings (loss) per share
Net income (loss)	$0.42	$(0.91)	$0.77	$(0.43)

Diluted earnings (loss) per share
Net income (loss)	$0.41	$(0.91)	$0.76	$(0.43)

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

Financial data for business segments is as follows:

	For the Three Months Ended September 30, 2016
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$908	(1)	$—	$257
Natural Gas Distribution	370		7	22
Energy Services	608		6	5
Midstream Investments (2)	—		—	—
Other Operations	3		—	—
Eliminations	—		(13)	—
Consolidated	$1,889		$—	$284

	For the Three Months Ended September 30, 2015
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$827	(1)	$—	$244
Natural Gas Distribution	353		6	11
Energy Services	446		6	7
Midstream Investments (2)	—		—	—
Other Operations	4		—	3
Eliminations	—		(12)	—
Consolidated	$1,630		$—	$265

	For the Nine Months Ended September 30, 2016
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of September 30, 2016
	(in millions)
Electric Transmission & Distribution	$2,331	(1)	$—	$498	$10,090
Natural Gas Distribution	1,672		21	202	5,732
Energy Services	1,433		17	11	990
Midstream Investments (2)	—		—	—	2,535
Other Operations	11		—	5	2,920	(3)
Eliminations	—		(38)	—	(981)
Consolidated	$5,447		$—	$716	$21,286

	For the Nine Months Ended September 30, 2015
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2015
	(in millions)
Electric Transmission & Distribution	$2,144	(1)	$—	$498	$10,028
Natural Gas Distribution	1,958		21	176	5,657
Energy Services	1,482		28	29	857
Midstream Investments (2)	—		—	—	2,594
Other Operations	11		—	4	2,879	(3)
Eliminations	—		(49)	—	(725)
Consolidated	$5,595		$—	$707	$21,290

(1)	Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Affiliates of NRG	$223	$222	$527	$578
Affiliates of Energy Future Holdings Corp.	$71	$67	$166	$170

(2)	Midstream Investments’ equity earnings (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Enable (a)	$73	$(794)	$164	$(699)

(a)
These amounts include CenterPoint Energy’s share of Enable’s impairment of goodwill and long-lived assets and the impairment of CenterPoint Energy’s equity method investment in Enable totaling $862 million during the three and nine months ended September 30, 2015. This impairment is partially offset by $68 million and $163 million of earnings for the three and nine months ended September 30, 2015, respectively.

Midstream Investments’ total assets are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Enable	$2,535	$2,594

(3)
Included in total assets of Other Operations as of September 30, 2016 and December 31, 2015 are pension and other postemployment-related regulatory assets of $775 million and $814 million, respectively.

(17) Subsequent Events

On October 27, 2016, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2575 per share of common stock payable on December 9, 2016, to shareholders of record as of the close of business on November 16, 2016.

On October 31, 2016, CES, an indirect, wholly-owned subsidiary of CenterPoint Energy, announced an agreement to acquire Atmos Energy Marketing for approximately $120 million, including estimated working capital of $80 million.  The transaction is conditioned upon the receipt of certain third party consents and approvals, including expiration of any Hart-Scott-Rodino waiting period.  CenterPoint Energy expects the transaction to close in early 2017.

On November 1, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended September 30, 2016. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the fourth quarter of 2016 to be made with respect to CERC Corp.’s investment in common and subordinated units in Enable for the third quarter of 2016.

On November 1, 2016, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended September 30, 2016. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the fourth quarter of 2016 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the third quarter of 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

RECENT EVENTS

Houston Electric General Mortgage Bonds. In August 2016, Houston Electric issued $300 million aggregate principal amount of 2.40% general mortgage bonds due 2026. The proceeds from the issuance of the bonds were used to repay short-term debt and for general corporate purposes.

DCRF. In April 2016, Houston Electric filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since its 2010 rate case.  The application requested the annualized DCRF charge to be set at $49.4 million.  This charge, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million.  In June 2016, the parties reached a settlement providing for an annualized DCRF charge of $45 million effective September 2016 and, unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million effective September 2017. In July 2016, the Texas Utility Commission approved the settlement. On September 1, 2016, Houston Electric implemented new rates.

TCOS. In July 2016, Houston Electric filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $95.6 million. Houston Electric received approval from the Texas Utility Commission in September 2016. An increase of $3.5 million in annual revenues is expected based on this approval.

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings in March 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For each division, rates were approved and implemented by July 2016.

Arkansas Rate Case. In November 2015, NGD filed a general rate case with the APSC requesting an annual increase of $35.6 million along with approval of the new Formula Rate Plan Tariff.  The APSC order was issued in September 2016 authorizing a $14.2 million rate adjustment based on an ROE of 9.50% and approving the Formula Rate Plan Tariff. New rates were implemented in September 2016.

Minnesota CIP.  In May 2016, NGD filed a CIP request with the MPUC, seeking a $12.7 million financial incentive based on 2015 program performance.  In September, the MPUC issued its order approving the request.

Minnesota Decoupling. In September 2016, NGD filed its Decoupling Report and rate adjustment with the MPUC. The filing implements a $24.6 million decoupling adjustment reflecting revenue under-recovery during the July 1, 2015 through June 30, 2016 period. The adjustment was effective September 1, 2016, subject to subsequent review and approval. Initial comments on the Decoupling Report are due November 1, 2016.

Mississippi RRA.  In July 2016, NGD filed an amended request with the MPSC for a $3.3 million RRA with an adjusted ROE of 9.47%.  After MPSC staff review and adjustments, a settlement was reached providing for a $2.7 million RRA, with an allowed ROE of 9.47%. The settlement was approved by the MPSC, and rates were implemented in October 2016.

Atmos Energy Marketing Acquisition. On October 31, 2016, CES, our indirect, wholly-owned subsidiary, announced an agreement to acquire Atmos Energy Marketing for approximately $120 million, including estimated working capital of $80 million.  The transaction is conditioned upon the receipt of certain third party consents and approvals, including expiration of any Hart-Scott-Rodino waiting period.  We expect the transaction to close in early 2017.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,889	$1,630	$5,447	$5,595
Expenses	1,605	1,365	4,731	4,888
Operating Income	284	265	716	707
Interest and Other Finance Charges	(83)	(88)	(256)	(266)
Interest on Securitization Bonds	(23)	(25)	(70)	(80)
Equity in Earnings (Losses) of Unconsolidated Affiliate, net	73	(794)	164	(699)
Other Income, net	25	7	(30)	26
Income (Loss) Before Income Taxes	276	(635)	524	(312)
Income Tax Expense (Benefit)	97	(244)	193	(129)
Net Income (Loss)	$179	$(391)	$331	$(183)

Basic Earnings (Loss) Per Share	$0.42	$(0.91)	$0.77	$(0.43)

Diluted Earnings (Loss) Per Share	$0.41	$(0.91)	$0.76	$(0.43)

Three months ended September 30, 2016 compared to three months ended September 30, 2015

We reported net income of $179 million ($0.41 per diluted share) for the three months ended September 30, 2016 compared to a net loss of $391 million ($(0.91) per diluted share) for the same period in 2015.

The increase in net income of $570 million was due to the following key factors:

•	a $867 million increase in equity earnings from our investment in Enable, as 2015 results included impairment charges of $862 million, discussed further in Note 8;

•	a $211 million increase in the gain on marketable securities included in Other Income, net shown above;

•	a $19 million increase in operating income (discussed below by segment);

•	a $9 million increase in cash distributions on Series A Preferred Units included in Other Income, net shown above;

•	a $5 million decrease in interest expense due to lower weighted average interest rates on outstanding debt; and

•	a $2 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds.

These increases in net income were partially offset by the following:

•a $341 million increase in income tax expense due to higher income before tax; and

•	a $201 million increase in losses on the underlying value of the indexed debt securities related to the ZENS included in Other Income, net shown above.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

We reported net income of $331 million ($0.76 per diluted share) for the nine months ended September 30, 2016 compared to a net loss of $183 million ($(0.43) per diluted share) for the same period in 2015.

The increase in net income of $514 million was due to the following key factors:

•	a $863 million increase in equity earnings from our investment in Enable, as 2015 results included impairment charges of $862 million, discussed further in Note 8;

•	a $259 million increase in the gain on marketable securities included in Other Income, net shown above;

•	a $13 million increase in cash distributions on Series A Preferred Units included in Other Income, net shown above;

•	a $10 million decrease in interest expense due to lower weighted average interest rates on outstanding debt;

•	a $10 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds; and

•	a $9 million increase in operating income (discussed below by segment).

These increases in net income were partially offset by the following:

•	a $322 million increase in income tax expense due to higher income before tax;

•
a $320 million increase in the loss on indexed debt securities related to the ZENS included in Other Income, net shown above, resulting from a loss of $117 million from the Charter merger in 2016 compared to a loss of $7 million from Verizon’s acquisition of AOL in 2015 and increased losses of $210 million in the underlying value of the indexed debt securities;

•	a $4 million decrease in interest income included in Other Income, net shown above; and

•	a $3 million decrease in dividend income included in Other Income, net shown above.

Income Tax Expense

Our effective tax rate reported for the three months ended September 30, 2016 was 35% compared to 38% for the same period in 2015. The effective tax rate reported for the nine months ended September 30, 2016 was 37% compared to 41% for the same period in 2015. The higher effective tax rates for the three and nine months ended September 30, 2015 were primarily due to lower earnings from the impairment of our investment in Enable. We expect our annual effective tax rate for the period ended December 31, 2016 to be approximately 37%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three and nine months ended September 30, 2016 and 2015.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Electric Transmission & Distribution	$257	$244	$498	$498
Natural Gas Distribution	22	11	202	176
Energy Services	5	7	11	29
Other Operations	—	3	5	4
Total Consolidated Operating Income	$284	$265	$716	$707

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

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues:
TDU	$725	$683	$1,881	$1,782
Bond Companies	183	144	450	362
Total revenues	908	827	2,331	2,144
Expenses:
Operation and maintenance, excluding Bond Companies	336	322	995	944
Depreciation and amortization, excluding Bond Companies	96	86	285	253
Taxes other than income taxes	59	56	173	167
Bond Companies	160	119	380	282
Total expenses	651	583	1,833	1,646
Operating Income	$257	$244	$498	$498
Operating Income:
TDU	$234	$219	$428	$418
Bond Companies (1)	23	25	70	80
Total segment operating income	$257	$244	$498	$498
Throughput (in GWh):
Residential	10,776	10,388	23,427	23,284
Total	26,518	25,612	66,839	65,378
Number of metered customers at end of period:
Residential	2,116,312	2,069,213	2,116,312	2,069,213
Total	2,389,014	2,337,806	2,389,014	2,337,806

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Our Electric Transmission & Distribution business segment reported operating income of $257 million for the three months ended September 30, 2016, consisting of $234 million from the TDU and $23 million related to Bond Companies. For the three months ended September 30, 2015, operating income totaled $244 million, consisting of $219 million from the TDU and $25 million related to Bond Companies.

TDU operating income increased $15 million due to the following key factors:

•	customer growth of $10 million from the addition of over 51,000 new customers;

•	higher equity return of $7 million, primarily related to true-up proceeds;

•	higher DCRF revenues of $6 million, primarily due to the implementation of new rates in September from the 2016 filing; and

•	higher transmission-related revenues of $18 million, which were partially offset by increased transmission costs billed by transmission providers of $13 million.

These increases to operating income were partially offset by higher depreciation, primarily due to ongoing additions to plant in service, and other taxes of $13 million.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our Electric Transmission & Distribution business segment reported operating income of $498 million for the nine months ended September 30, 2016, consisting of $428 million from the TDU and $70 million related to Bond Companies. For the nine months ended September 30, 2015, operating income totaled $498 million, consisting of $418 million from the TDU and $80 million related to Bond Companies.

TDU operating income increased $10 million due to the following key factors:

•	customer growth of $24 million from the addition of over 51,000 new customers;

•	higher transmission-related revenues of $65 million, which were partially offset by increased transmission costs billed by transmission providers of $41 million; and

•	higher equity return of $17 million, primarily related to true-up proceeds.

These increases to operating income were partially offset by the following:

•	higher depreciation, primarily due to ongoing additions to plant in service, and other taxes of $38 million;

•	higher operation and maintenance expenses of $8 million, primarily due to contract services and corporate services;

•	lower right-of-way revenues of $4 million; and

•	lower usage, net of the weather hedge, of $3 million, primarily due to milder weather.

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues	$377	$359	$1,693	$1,979
Expenses:
Natural gas	104	106	679	1,014
Operation and maintenance	159	155	526	510
Depreciation and amortization	61	55	180	165
Taxes other than income taxes	31	32	106	114
Total expenses	355	348	1,491	1,803
Operating Income	$22	$11	$202	$176
Throughput (in Bcf):
Residential	12	12	105	128
Commercial and industrial	51	52	193	196
Total Throughput	63	64	298	324
Number of customers at end of period:
Residential	3,143,357	3,110,645	3,143,357	3,110,645
Commercial and industrial	251,043	248,911	251,043	248,911
Total	3,394,400	3,359,556	3,394,400	3,359,556

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Our Natural Gas Distribution business segment reported operating income of $22 million for the three months ended September 30, 2016 compared to $11 million for the three months ended September 30, 2015.

Operating income increased $11 million as a result of the following key factors:

•	rate increases of $8 million;

•	rate stabilization of $7 million, reflecting adjustments from decoupling in Minnesota and Arkansas;

•	lower bad debt expense of $3 million;

•	lower sales and use tax of $3 million; and

•	customer growth of $1 million from the addition of approximately 35,000 new customers.

These increases were partially offset by the following:

•	increased depreciation and amortization of $6 million, primarily due to ongoing additions to plant in service; and

•	increased labor and benefits expense of $5 million.

Increased expense related to energy efficiency programs of $1 million and increased expense related to gross receipt taxes of $2 million were offset by corresponding related revenues.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our Natural Gas Distribution business segment reported operating income of $202 million for the nine months ended September 30, 2016 compared to $176 million for the nine months ended September 30, 2015.

Operating income increased $26 million as a result of the following key factors:

•	rate increases of $34 million;

•	rate stabilization of $11 million, reflecting adjustments from decoupling in Minnesota and Arkansas; and

•	customer growth of $3 million from the addition of approximately 35,000 new customers.

These increases were partially offset by the following:

•	higher depreciation and amortization of $15 million, primarily due to ongoing additions to plant in service; and

•	increased labor and benefits expense of $9 million.

Increased expense related to energy efficiency programs of $1 million and decreased expense related to gross receipt taxes of $6 million were offset by corresponding related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues	$614	$452	$1,450	$1,510
Expenses:
Natural gas	591	433	1,389	1,445
Operation and maintenance	16	11	43	32
Depreciation and amortization	1	1	5	3
Taxes other than income taxes	1	—	2	1
Total expenses	609	445	1,439	1,481
Operating Income	$5	$7	$11	$29

Mark-to-market gain (loss)	$(2)	$5	$(18)	$3

Throughput (in Bcf)	200	138	570	459

Number of customers at end of period	31,669	18,052	31,669	18,052

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Our Energy Services business segment reported operating income of $5 million for the three months ended September 30, 2016 compared to $7 million for the three months ended September 30, 2015.  The decrease in operating income of $2 million was primarily due to a $7 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins.  The third quarter of 2016 included a $2 million mark-to-market charge compared to a $5 million mark-to-market benefit for the same period of 2015. Throughput and number of customers increased substantially for the three months ended September 30, 2016 due to the Continuum acquisition compared to the same period of 2015.  Similarly, the increase in operating income for the third quarter of 2016 compared to the same period of 2015 is attributable in part to the acquisition and includes $1 million of operation and maintenance expenses and $1 million of amortization expenses specifically related to the acquisition and integration of Continuum.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our Energy Services business segment reported operating income of $11 million for the nine months ended September 30, 2016 compared to $29 million for the nine months ended September 30, 2015.  The decrease in operating income of $18 million was primarily due to a $21 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The first three quarters of 2016 included an $18 million mark-to-market charge compared to a $3 million mark-to-market benefit for the same period of 2015. Throughput and number of customers increased substantially for the nine months ended September 30, 2016 due to the Continuum acquisition compared to the same period of 2015 .  Similarly, the increase in operating income for the first three quarters of 2016 compared to the same period of 2015 is attributable in part to the acquisition and includes $3 million of operation and maintenance expenses and $2 million of amortization expenses specifically related to the acquisition and integration of Continuum.  Operating income has also improved for the nine months ended September 30, 2016 compared to the same period of 2015 due to increases in commercial retail margins in existing markets where our Energy Services’ business presence has expanded relative to the acquisition.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides pre-tax equity income (loss) of our Midstream Investments business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Enable (1)	$73	$(794)	$164	$(699)

(1)
These amounts include our share of Enable’s impairment of goodwill and long-lived assets and the impairment of our equity method investment in Enable totaling $862 million during the three and nine months ended September 30, 2015 (see Note 8). This impairment is partially offset by $68 million and $163 million of earnings for the three and nine months ended September 30, 2015, respectively.

Other Operations

The following table shows the operating income of our Other Operations business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues	$3	$4	$11	$11
Expenses	3	1	6	7
Operating Income	$—	$3	$5	$4

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash provided by (used in):
Operating activities	$1,452	$1,518
Investing activities	(739)	(1,024)
Financing activities	(707)	(565)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of 2016 decreased $66 million compared to the same period in 2015 due to changes in working capital ($263 million), partially offset by higher net income after adjusting for non-cash and non-operating items ($182 million) (primarily depreciation and amortization and deferred income taxes) and increased cash from other non-current items ($15 million). The changes in working capital items in 2016 primarily related to decreased cash provided by net accounts receivable/payable, fuel cost under recovery and net regulatory assets and liabilities, partially offset by increased cash provided by net other current assets and liabilities and margin deposits, net.

Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2016 decreased $285 million compared to the same period in 2015 due primarily to increased cash received for the repayment of notes receivable from Enable ($363 million), a return of capital from Enable ($149 million), increased proceeds from the sale of marketable securities associated with the Charter merger ($146 million) and decreased capital expenditures ($84 million), which were partially offset by increased cash used for the purchase of Series A Preferred Units ($363 million), increased cash used for the Continuum acquisition ($102 million) and increased restricted cash ($11 million).

Cash Used in Financing Activities

Net cash used by financing activities in the first nine months of 2016 increased $142 million compared to the same period in 2015 due to increased payments of long-term debt ($342 million), decreased net proceeds from commercial paper ($239 million), increased distributions to ZENS note holders ($146 million), increased payment of common stock dividends ($13 million) and increased debt issuance costs ($9 million), which were partially offset by increased proceeds from the issuance of general mortgage bonds ($600 million) and increased short-term borrowings ($7 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining three months of 2016 include the following:

•	capital expenditures of approximately $334 million;

•	scheduled principal payments on Securitization Bonds of $63 million;

•	dividend payments on CenterPoint Energy, Inc. common stock; and

•	interest payments on debt.

We expect that borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations and distributions on our investments in common and subordinated units and Series A Preferred Units from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2016. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of our ownership in RRI to our shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $15 million as of September 30, 2016.  Based on market conditions in the fourth quarter of 2016 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral provided as security may be insufficient to satisfy CERC’s obligations.

In 2010, CenterPoint Energy provided a guarantee (the CenterPoint Midstream Guarantee) with respect to the performance of certain obligations of Enable under a long-term gas gathering and treating agreement with an indirect, wholly-owned subsidiary of Royal Dutch Shell plc. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantee and to release CenterPoint Energy from such guarantee. As of September 30, 2016, we have guaranteed Enable’s obligations up to an aggregate amount of $50 million under the CenterPoint Midstream Guarantee.

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

Houston Electric

Brazos Valley Connection Project. In April 2016, the Texas Utility Commission issued an order on rehearing for the Brazos Valley Connection requiring Houston Electric to use steel monopoles in lieu of lattice towers for the construction to reduce the aesthetic impact of the project. The project is proceeding as scheduled, including land acquisition, procurement, vegetation clearing, and other work, and Houston Electric anticipates beginning construction in January 2017. The Texas Utility Commission’s original order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. Houston Electric anticipates that the actual capital costs of the project may exceed that estimate, depending on land acquisition costs, material and construction costs, and other factors. After construction begins, Houston Electric will file its updated capital cost estimates with the Texas Utility Commission. Houston Electric expects to complete construction of the Brazos Valley Connection by mid-2018.

DCRF. In April 2016, Houston Electric filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since its 2010 rate case.  The application requested the annualized DCRF charge to be set at $49.4 million.  This charge, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million.  In June

2016, the parties reached a settlement providing for an annualized DCRF charge of $45 million effective September 2016 and, unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million effective September 2017. In July 2016, the Texas Utility Commission approved the settlement. On September 1, 2016, Houston Electric implemented new rates.

EECRF.  In June 2016, Houston Electric filed an application with the Texas Utility Commission for an adjustment to its EECRF to recover $45.9 million in 2017, including an incentive of $10.6 million based on 2015 program performance.  Houston Electric requested approval effective by March 2017. In September 2016, the parties reached a settlement agreement providing for recovery of $45.5 million in 2017, including an incentive of $10.6 million. The agreement was approved by the Texas Utility Commission in October 2016.

TCOS. In July 2016, Houston Electric filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $95.6 million. Houston Electric received approval from the Texas Utility Commission in September 2016. An increase of $3.5 million in annual revenues is expected based on this approval.

CERC

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings in March 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For each division, rates were approved and implemented by July 2016.

Oklahoma PBRC and Energy Efficiency Rate. In March 2016, NGD made a PBRC filing for the 2015 calendar year. In July 2016, the OCC approved a settlement agreement for no change in rates and a new ROE of 10% to be implemented with the 2017 filing for the 2016 test year. The capital structure was also modified to 54.96% common equity, 0.04% preferred equity and 45% debt. In March 2016, NGD also made an Energy Efficiency filing to recover $2.4 million in estimated expenses for energy efficiency programs approved by the OCC, plus a utility incentive earned for the 2016 program year with adjustments for any over- or under-recovery from prior periods.

Arkansas Rate Case. In November 2015, NGD filed a general rate case with the APSC requesting an annual increase of $35.6 million along with approval of the new Formula Rate Plan Tariff.  The APSC order was issued in September 2016 authorizing a $14.2 million rate adjustment based on an ROE of 9.50% and approving the Formula Rate Plan Tariff. New rates were implemented in September 2016.

Arkansas EECR. In August 2016, NGD made an amended EECR filing with the APSC to recover $11.0 million for the 2017 program year. The purpose of the EECR is to recover NGD’s estimated expenses and lost contributions to fixed cost for the energy efficiency programs approved by the APSC and administered either jointly or individually by NGD, plus a utility incentive earned for 2015, with adjustments for any over- or under-recovery from the prior period. New rates will go into effect January 1, 2017 pending APSC approval.

Louisiana RSP. NGD made its 2016 Louisiana RSP filings with the LPSC in September 2016. The North Louisiana Rider RSP shows a revenue deficiency of $1.7 million, and the South Louisiana Rider RSP filing shows a revenue surplus of $0.4 million. Both 2016 Louisiana RSP filings utilized the capital structure and ROE factors approved by the LPSC in September 2015, which set an authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity. NGD will begin billing in December 2016, subject to a refund.

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

Minnesota Rate Case. In August 2015, NGD filed a general rate case with the MPUC requesting an annual increase of $54.1 million.  In September 2015, the MPUC approved an interim increase of $47.8 million in revenues effective October 2, 2015, subject to a refund. The MPUC order was issued in June 2016 authorizing a $27.5 million rate adjustment based on an ROE of 9.49%. In June 2016, NGD filed a request for reconsideration. The MPUC denied the request for reconsideration in August 2016 and in September 2016, NGD made its required compliance filing. NGD will implement final rates and the interim rate refund in December 2016.

Minnesota CIP.  In May 2016, NGD filed a CIP request with the MPUC, seeking a $12.7 million financial incentive based on 2015 program performance.  In September 2016, the MPUC issued its order approving the request.

Minnesota CIP Financial Incentive Mechanism. In September 2015, the MPUC requested comments on proposed changes to the CIP financial incentive mechanism. Parties filed comments in January, February and April 2016. In August 2016, the MPUC adopted a declining schedule of incentives over the 2017–2019 period. The incentive will be based on a percentage of net benefits of 13.5% in 2017, 12% in 2018, and 10% in 2019 and a cap based on a percentage of expenditures of 40% in 2017, 35% in 2018, and 30% in 2019. In August 2016, Xcel Energy filed a request for reconsideration. In October 2016, the MPUC issued an order denying Xcel Energy’s request for reconsideration.

Minnesota Decoupling. On September 1, 2016, NGD filed its Decoupling Report and rate adjustment with the MPUC. The filing implements a $24.6 million decoupling adjustment reflecting revenue under recovery during the July 1, 2015 through June 30, 2016 period. The adjustment was effective September 1, 2016, subject to subsequent review and approval. Initial comments on the Decoupling Report are due November 1, 2016.

Mississippi RRA.  In July 2016, NGD filed an amended request with the MPSC for a $3.3 million RRA with an adjusted ROE of 9.47%.  After MPSC staff review and adjustments, a settlement was reached providing for a $2.7 million RRA, with an allowed ROE of 9.47%. The settlement was approved by the MPSC, and rates were implemented in October 2016.

Mississippi EECR. In July 2016, the MPSC approved NGD’s 2016 EECR filing for $0.9 million, which includes energy efficiency program costs and lost contribution to fixed costs.  Rates were implemented in July 2016.

PHMSA Regulatory Proposals. Recent regulatory proposals from the U.S. Department of Transportation’s PHMSA would expand the scope of its safety, reporting, and recordkeeping requirements for both natural gas and hazardous liquids (including oil and NGLs) pipelines. These proposals, if finalized, would impose additional costs on us and Enable.

In March 2016, PHMSA issued a notice of proposed rulemaking detailing proposed revisions to the safety standards applicable to natural gas transmission and gathering pipelines. The proposed rules would add requirements for pipelines already subject to integrity management requirements, including material verification procedures, repair criteria for pipelines in high consequence areas and requirements for monitoring gas quality and managing corrosion. For pipelines not already subject to integrity management requirements, the proposed rules include a new moderate consequence area definition, require gas quality monitoring and corrosion management, establish repair criteria and require verification of certain pipeline parameters. The proposed rules would also expand the scope of gas gathering lines subject to PHMSA regulation—including imposing minimum safety standards on certain larger, currently exempt, gathering lines—while subjecting all gathering-line operators to recordkeeping and annual reporting requirements from which they are currently exempt. Other proposed changes, such as the modification to the definition of a transmission line, some record-keeping requirements, and some material verification obligations also may impact distribution pipelines despite PHMSA’s insistence that is not its intent. PHMSA is currently reviewing thousands of public comments submitted in July 2016.

PHMSA also issued a similar notice of proposed rulemaking for hazardous liquid pipelines in October 2015. Both of these notices of proposed rulemaking would require inspections of pipeline areas affected by severe weather, natural disasters or similar events. In addition, the proposed hazardous liquid rule would extend PHMSA reporting requirements to all gathering lines, require pipeline inspections in areas affected by extreme weather or natural disasters, require use of leak detection systems on all hazardous liquid pipelines, modify applicable repair criteria and set a timeline for pipelines subject to integrity management requirements to be capable of accommodating inline inspection tools. PHMSA expects the final rule for hazardous liquid pipelines to be issued before the end of 2016.

Other Matters

Debt Financing Transactions

In May 2016, Houston Electric issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. In August 2016, Houston Electric issued $300 million aggregate principal amount of 2.40% general mortgage bonds due 2026. The proceeds from the issuance of the bonds were used to repay short-term debt and for general corporate purposes.

Credit Facilities

Our revolving credit facilities may be drawn on by the companies from time to time to provide funds used for general corporate purposes and to backstop the companies’ commercial paper programs. The facilities may also be utilized to obtain letters of credit. As of October 21, 2016, we had the following facilities:

Execution Date	Company	Size of Facility	Amount Utilized at October 21, 2016 (1)		Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$1,600	$486	(2)	March 3, 2021
March 3, 2016	Houston Electric	300	4	(3)	March 3, 2021
March 3, 2016	CERC Corp.	600	379	(4)	March 3, 2021

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.5 billion as of September 30, 2016.

(2)	Represents outstanding commercial paper of $480 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper of $375 million and outstanding letters of credit of $4 million.

Our $1.6 billion revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CenterPoint Energy’s current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. As of September 30, 2016, our debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 55.5%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and we certify to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of September 30, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 51.7%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization. As of September 30, 2016, CERC’s debt to capital ratio, as defined in its credit facility agreement, was 34.7%.

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

Temporary Investments

As of October 21, 2016, we had no temporary external investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of October 21, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa1	Stable	BBB+	Developing	BBB	Stable
Houston Electric Senior Secured Debt	A1	Stable	A	Developing	A	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Developing	BBB	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $1.6 billion revolving credit facility, Houston Electric’s $300 million revolving credit facility and CERC Corp.’s $600 million revolving credit facility. If our credit ratings or those of Houston Electric or CERC Corp. had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at September 30, 2016, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CES, a wholly-owned subsidiary of CERC Corp. operating in our  Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the central and eastern United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2016, the amount posted as collateral aggregated approximately $23 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2016, unsecured credit limits extended to CES by counterparties aggregated $337 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $163 million as of September 30, 2016. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS

In September 1999, we issued ZENS having an original principal amount of $1.0 billion of which $828 million remains outstanding as of September 30, 2016. Each ZENS note was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note.  The number and identity of the reference shares attributable to each ZENS note are adjusted for certain corporate events. As of September 30, 2016, the reference shares for each ZENS note consisted of 0.5 share of TW Common, 0.0625 share of Time Common and 0.061382 share of Charter Common, and the contingent principal amount was $517 million.

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

If our creditworthiness were to drop such that ZENS note holders thought our liquidity was adversely affected or the market for the ZENS notes were to become illiquid, some ZENS note holders might decide to exchange their ZENS notes for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Common, Charter Common and Time Common that we own or from other sources. We own shares of TW Common, Charter Common and Time Common equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS notes. ZENS note exchanges result in a cash outflow because tax deferrals related to the ZENS notes and TW Common, Charter Common and Time Common shares would typically cease when ZENS notes are exchanged or otherwise retired and TW Common, Charter Common and Time Common shares are sold. The ultimate tax liability related to the ZENS notes continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS notes. If all ZENS notes had been exchanged for cash on September 30, 2016, deferred taxes of approximately $491 million would have been payable in 2016. If all the TW Common, Charter Common and Time Common had been sold on September 30, 2016, capital gains taxes of approximately $246 million would have been payable in 2016.

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

In February 2016, we announced that we were exploring the use of a REIT business model for all or part of our utility businesses. We have completed our evaluation and have decided not to pursue forming a REIT structure for our utility business or any part thereof at this time. We also announced that we were evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code, and we continue to evaluate our alternatives, including retaining our investment. There can be no assurances that these evaluations will result in any specific action, and we do not intend to disclose further developments on these initiatives unless and until our board of directors approves a specific action or as otherwise required.

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

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 60 days after the end of each quarter. On November 1, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended September 30, 2016. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the fourth quarter of 2016 to be made with respect to CERC Corp.’s limited partner interest in Enable for the third quarter of 2016.

On November 1, 2016, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended September 30, 2016. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the fourth quarter of 2016 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the third quarter of 2016.

Hedging of Interest Expense for Future Debt Issuances

In April 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in May 2016. These forward interest rate agreements were designated as cash flow hedges. The realized gains and losses associated with the agreements were immaterial.

In June and July 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in August 2016.  These forward interest rate agreements were designated as cash flow hedges.  Accordingly, the effective portion of realized gains and losses associated with the agreements, which totaled $1.1 million, is a component of accumulated other comprehensive income and will be amortized over the life of the bonds. The ineffective portion of the gains and losses was recorded in income and was immaterial.

Weather Hedge

We have weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD and electric operations in Texas do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to our other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas and on Houston Electric’s results in its service territory. We have historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015.  We entered into a weather hedge swap pursuant to the Dodd-Frank’s end-user exception for Houston Electric’s service territory for the 2015–2016 and 2016–2017 winter seasons.

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

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

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

Interest Rate Risk

As of September 30, 2016, we had outstanding long-term debt, lease obligations and obligations under our ZENS (indexed debt securities) that subject us to the risk of loss associated with movements in market interest rates.

As of September 30, 2016 and December 31, 2015, our floating-rate obligations aggregated $998 million and $1.1 billion, respectively. If the floating interest rates were to increase by 10% from September 30, 2016 rates, our combined interest expense would increase by approximately $1 million annually.

As of both September 30, 2016 and December 31, 2015, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.5 billion in principal amount and having a fair value of $8.2 billion and $8.0 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $196 million if interest rates were to decline by 10% from their levels at September 30, 2016. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $112 million as of September 30, 2016 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $20 million if interest rates were to decline by 10% from levels at September 30, 2016. Changes in the fair value of the derivative component, a liability recorded at $562 million as of September 30, 2016, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2016 levels, the fair value of the derivative component would increase by approximately $3 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 0.9 million shares of Time Common and 0.9 million shares of Charter Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the September 30, 2016 aggregate market value of these shares would result in a net loss of approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. As of September 30, 2016, the recorded fair value of our non-trading energy derivatives was a net asset of $44 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their September 30, 2016 levels would have decreased the fair value of our non-trading energy derivatives net asset by $11 million.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2016 and 2015 was 2.73 and 2.68, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Second Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2015	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3
+4.5	Twenty-Fifth Supplemental Indenture, dated as of August 11, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee
+4.6	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 4, 2016

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Second Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2015	1-31447	3(b)
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3
+4.5	Twenty-Fifth Supplemental Indenture, dated as of August 11, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee
+4.6	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document