Form 10-Q
period 2017-03-31
CENTERPOINT ENERGY INC
filed 2017-05-05
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
_____________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 21, 2017, CenterPoint Energy, Inc. had 430,964,722 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMAs	Asset Management Agreements
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment
Bond Companies	Transition and system restoration bond companies
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets previously owned by Continuum Energy Services, LLC

DCRF	Distribution Cost Recovery Factor
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Enable	Enable Midstream Partners, LP
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
Gas Daily	Platt’s gas daily indices
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.

GLOSSARY (cont.)
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Units	10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in Enable
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Time Common	Time Inc. common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TW	Time Warner Inc.
TW Common	TW common stock
TW Securities	Charter Common, Time Common and TW Common
VIE	Variable interest entity
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•
our or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us or Enable;

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

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

v

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues:
Utility revenues	$1,546	$1,548
Non-utility revenues	1,189	436
Total	2,735	1,984

Expenses:
Utility natural gas	450	438
Non-utility natural gas	1,129	414
Operation and maintenance	560	521
Depreciation and amortization	226	260
Taxes other than income taxes	96	101
Total	2,461	1,734
Operating Income	274	250

Other Income (Expense):
Gain (loss) on marketable securities	44	90
Gain (loss) on indexed debt securities	(10)	(56)
Interest and other finance charges	(78)	(87)
Interest on securitization bonds	(20)	(24)
Equity in earnings of unconsolidated affiliate, net	72	60
Other, net	17	7
Total	25	(10)

Income Before Income Taxes	299	240
Income tax expense	107	86
Net Income	$192	$154

Basic Earnings Per Share	$0.45	$0.36

Diluted Earnings Per Share	$0.44	$0.36

Dividends Declared Per Share	$0.2675	$0.2575

Weighted Average Shares Outstanding, Basic	431	430

Weighted Average Shares Outstanding, Diluted	433	433

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$192	$154
Other comprehensive income:
Adjustment related to pension and other postretirement plans (net of tax of $1 and $1)	1	1
Net deferred loss from cash flow hedges (net of tax of $-0- and $-0-)	(1)	—
Total	—	1
Comprehensive income	$192	$155

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents ($240 and $340 related to VIEs, respectively)	$254	$341
Investment in marketable securities	997	953
Accounts receivable ($44 and $52 related to VIEs, respectively), less bad debt reserve of $20 and $15, respectively	840	740
Accrued unbilled revenues	227	335
Natural gas inventory	138	131
Materials and supplies	178	181
Non-trading derivative assets	64	51
Taxes receivable	14	30
Prepaid expenses and other current assets ($35 and $40 related to VIEs, respectively)	184	161
Total current assets	2,896	2,923

Property, Plant and Equipment:
Property, plant and equipment	18,070	17,831
Less: accumulated depreciation and amortization	5,618	5,524
Property, plant and equipment, net	12,452	12,307

Other Assets:
Goodwill	867	862
Regulatory assets ($1,863 and $1,919 related to VIEs, respectively)	2,601	2,677
Non-trading derivative assets	46	19
Investment in unconsolidated affiliate	2,502	2,505
Preferred units – unconsolidated affiliate	363	363
Other	204	173
Total other assets	6,583	6,599

Total Assets	$21,931	$21,829

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2017	December 31, 2016
Current Liabilities:
Short-term borrowings	$—	$35
Current portion of VIE securitization bonds long-term debt	421	411
Indexed debt, net	116	114
Current portion of other long-term debt	250	500
Indexed debt securities derivative	727	717
Accounts payable	634	657
Taxes accrued	108	172
Interest accrued	90	108
Non-trading derivative liabilities	29	41
Other	267	325
Total current liabilities	2,642	3,080

Other Liabilities:
Deferred income taxes, net	5,351	5,263
Non-trading derivative liabilities	8	5
Benefit obligations	916	913
Regulatory liabilities	1,298	1,298
Other	287	278
Total other liabilities	7,860	7,757

Long-term Debt:
VIE securitization bonds, net	1,702	1,867
Other long-term debt, net	6,190	5,665
Total long-term debt, net	7,892	7,532

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 430,958,032 shares and 430,682,504 shares outstanding, respectively	4	4
Additional paid-in capital	4,195	4,195
Accumulated deficit	(591)	(668)
Accumulated other comprehensive loss	(71)	(71)
Total shareholders’ equity	3,537	3,460

Total Liabilities and Shareholders’ Equity	$21,931	$21,829

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$192	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	260
Amortization of deferred financing costs	6	6
Deferred income taxes	85	65
Unrealized gain on marketable securities	(44)	(90)
Loss on indexed debt securities	10	56
Write-down of natural gas inventory	—	1
Equity in earnings of unconsolidated affiliate, net of distributions	(72)	(60)
Pension contributions	(2)	(3)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	114	67
Inventory	74	112
Taxes receivable	16	169
Accounts payable	(122)	(82)
Fuel cost recovery	(6)	(3)
Non-trading derivatives, net	(32)	8
Margin deposits, net	(46)	27
Interest and taxes accrued	(82)	(66)
Net regulatory assets and liabilities	15	2
Other current assets	(3)	2
Other current liabilities	(27)	(2)
Other assets	(4)	—
Other liabilities	15	8
Other, net	6	6
Net cash provided by operating activities	319	637
Cash Flows from Investing Activities:
Capital expenditures	(312)	(332)
Acquisitions, net of cash acquired	(132)	—
Decrease in notes receivable – unconsolidated affiliate	—	363
Investment in preferred units – unconsolidated affiliate	—	(363)
Distributions from unconsolidated affiliate in excess of cumulative earnings	74	74
Decrease (increase) in restricted cash of Bond Companies	4	(4)
Other, net	(4)	(7)
Net cash used in investing activities	(370)	(269)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(35)	(40)
Proceeds from (payments of) commercial paper, net	227	(111)
Proceeds from long-term debt, net	298	—
Payments of long-term debt	(405)	(147)
Debt issuance costs	(2)	(4)
Payment of dividends on common stock	(115)	(110)
Other, net	(4)	(2)
Net cash used in financing activities	(36)	(414)
Net Decrease in Cash and Cash Equivalents	(87)	(46)
Cash and Cash Equivalents at Beginning of Period	341	264
Cash and Cash Equivalents at End of Period	$254	$218
Supplemental Disclosure of Cash Flow Information:
Cash Payments/Receipts:
Interest, net of capitalized interest	$112	$113
Income tax refunds, net	(2)	(158)
Non-cash transactions:
Accounts payable related to capital expenditures	73	72

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2016 Form 10-K.

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

•
CES, which obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in 33 states.

As of March 31, 2017, CenterPoint Energy also owned an aggregate of 14,520,000 Series A Preferred Units in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets, and CERC Corp. owned approximately 54.1% of the common and subordinated units representing limited partner interests in Enable.

As of March 31, 2017, CenterPoint Energy had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(2) New Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As of the first reporting period in which the guidance is adopted, a cumulative-effect adjustment to beginning retained earnings will be made, with two features that will be adopted prospectively. CenterPoint Energy does not believe this standard will have a material impact on its financial position, results of operations, cash flows and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. CenterPoint Energy adopted this standard as of January 1, 2017. The adoption did not have a material impact on CenterPoint Energy’s financial position or results of operations.  However, CenterPoint Energy’s statement of cash flows reflects a decrease in financing activity and a corresponding increase in operating activity of $4 million and $3 million as of March 31, 2017 and March 31, 2016, respectively, due to the retrospective application of the requirement that cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations should be presented as a financing rather than as an operating activity.

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. CenterPoint Energy is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of CenterPoint Energy’s revenues are tariff and derivative based, which we do not anticipate will be significantly impacted by these ASUs. CenterPoint Energy expects to adopt these ASUs on January 1, 2018 and is evaluating the method of adoption.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 clarifies when and how to apply ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets, which was issued as part of ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2017-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies can elect a retrospective or modified retrospective approach to adoption. CenterPoint Energy is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components and prospectively for the capitalization of the service cost component. CenterPoint Energy is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Acquisition

On January 3, 2017, CES, an indirect, wholly-owned subsidiary of CenterPoint Energy, closed the previously announced agreement to acquire AEM. After working capital adjustments, the final purchase price was $147 million and was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The following table summarizes the final purchase price allocation and the fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition:

(in millions)
Total purchase price consideration	$147
Cash	$15
Receivables	140
Natural gas inventory	78
Derivative assets	35
Prepaid expenses and other current assets	5
Property and equipment	8
Identifiable intangibles	25
Total assets acquired	306
Accounts payable	113
Derivative liabilities	43
Other current liabilities	7
Other liabilities	1
Total liabilities assumed	164
Identifiable net assets acquired	142
Goodwill	5
Net assets acquired	$147

The goodwill of $5 million resulting from the acquisition reflects the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of the complementary operational and geographic footprints, scale and expanded capabilities provided by the acquisition.

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

The estimated fair value of the identifiable intangible assets and related useful lives as included in the final purchase price allocation include:

	Estimate Fair Value	Estimate Useful Life
	(in millions)	(in years)
Customer relationships	$25	15

Amortization expense related to the above identifiable intangible assets was less than $1 million for the three months ended March 31, 2017.

Revenues of approximately $359 million and operating income of approximately $17 million attributable to the acquisition are included in CenterPoint Energy’s Condensed Statements of Consolidated Income for the three months ended March 31, 2017.

The following unaudited pro forma financial information reflects the consolidated results of operations of CenterPoint Energy, assuming the AEM acquisition had taken place on January 1, 2016. Adjustments to pro forma net income include intercompany sales, amortization of intangible assets, depreciation of fixed assets, interest expense associated with debt financing to fund the acquisition, and related income tax effects. The pro forma information does not include the mark-to-market impact of financial instruments designated as cash flow hedges of anticipated purchases and sales at index prices. The effective portion of these hedges are excluded from earnings and reported as changes in Other Comprehensive Income. Additionally, the pro forma information does not include the mark-to-market impact of physical forward transactions that were previously accounted for as normal purchase and sale transactions.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the acquisition taken place on the dates indicated or the future consolidated results of operations of the combined company.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating Revenue	$2,735	$2,244
Net Income	192	153

(4) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended March 31,
	2017		2016
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Service cost	$9	$—	$9	$1
Interest cost	22	4	23	4
Expected return on plan assets	(24)	(1)	(25)	(2)
Amortization of prior service cost (credit)	2	(1)	2	—
Amortization of net loss	14	—	16	—
Net periodic cost (1)	$23	$2	$25	$3

(1)	Net periodic cost in this table is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy’s changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended March 31,
	2017	2016
	Pension and Postretirement Plans
	(in millions)
Beginning Balance	$(72)	$(65)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (1)	2	2
Tax expense	(1)	(1)
Net current period other comprehensive income	1	1
Ending Balance	$(71)	$(64)

(1)	This accumulated other comprehensive component is included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a minimum of approximately $46 million to its pension plans in 2017, of which approximately $2 million was contributed during the three months ended March 31, 2017.

CenterPoint Energy expects to contribute a total of approximately $16 million to its postretirement benefit plan in 2017, of which approximately $4 million was contributed during the three months ended March 31, 2017.

(5) Regulatory Accounting

As of March 31, 2017, Houston Electric has not recognized an allowed equity return of $322 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2017 and 2016, Houston Electric recognized approximately $7 million and $13 million, respectively, of the allowed equity return not previously recognized.

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

Derivative Instruments. CenterPoint Energy enters into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services business segment are designated as fair value hedges for accounting purposes. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

CenterPoint Energy entered into weather hedges for the Houston Electric service territory to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows, which contained bilateral dollar caps of $7 million and $9 million for the 2015–2016 and 2016–2017 winter seasons, respectively. The swaps are based on cooling degree days and heating degree days at 10-year normal weather. During the three months ended March 31, 2017 and 2016, CenterPoint Energy recognized gains of $1 million and $3 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

Hedging of Interest Expense for Future Debt Issuances. In January 2017, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in January 2017. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized losses associated with the agreements, which totaled approximately $0.5 million, is a component of accumulated other comprehensive income in 2017 and will be amortized over the life of the bonds.

In March and April 2017, CenterPoint Energy entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $250 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing CenterPoint Energy’s exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2017. These forward interest rate agreements were designated as cash flow hedges. As of March 31, 2017, an approximately $1 million current non-trading derivative liability was recorded on the Condensed Consolidated Balance Sheets related to these agreements. Accordingly, the effective portion of unrealized gains and losses associated with the forward interest rate agreements will be recorded as a component of accumulated other comprehensive income and the ineffective portion will be recorded in income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of March 31, 2017 and December 31, 2016, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2017 and 2016.

Fair Value of Derivative Instruments
	March 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$1	$5

Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	78	15
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	46	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	33	58
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	10	28
Indexed debt securities derivative	Current Liabilities	—	727
Total		$168	$833

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,905 Bcf or a net 114 Bcf long position.  Of the net long position, basis swaps constitute a net 186 Bcf long position.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets

(liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $74 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $12 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$112	$(48)	$64
Other Assets: Non-trading derivative assets	56	(10)	46
Current Liabilities: Non-trading derivative liabilities	(78)	50	(28)
Other Liabilities: Non-trading derivative liabilities	(28)	20	(8)
Total	$62	$12	$74

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
	December 31, 2016
Derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$79	$14
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	24	5
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	2	43
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	—	5
Indexed debt securities derivative	Current Liabilities	—	717
Total (4)		$105	$784

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

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

(4)	No derivatives were designated as fair value hedges as of December 31, 2016.

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2016
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$81	$(30)	$51
Other Assets: Non-trading derivative assets	24	(5)	19
Current Liabilities: Non-trading derivative liabilities	(57)	16	(41)
Other Liabilities: Non-trading derivative liabilities	(10)	5	(5)
Total	$38	$(14)	$24

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Hedge ineffectiveness is recorded as a component of natural gas expense and primarily results from differences in the location of the derivative instrument and the hedged item. Basis ineffectiveness arises from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments. The impact of natural gas derivatives designated as fair value hedges, the related hedged item, and natural gas derivatives not designated as hedging instruments are presented in the table below.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
	Income Statement Location	2017	2016
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$3	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(4)	—
Total increase in Expenses: Natural Gas (1)		$(1)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$96	$20
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(67)	(11)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(10)	(56)
Total - derivatives not designated as hedging instruments		$19	$(47)

(1)
Hedge ineffectiveness results from the basis ineffectiveness discussed above, and excludes the impact to natural gas expense from timing ineffectiveness.  Timing ineffectiveness arises due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity.  As the commodity contract nears the settlement date, spot-to-forward price differences should converge, which should reduce or eliminate the impact of this ineffectiveness on natural gas expense.

(c)	Credit Risk Contingent Features

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of March 31, 2017 and December 31, 2016 was $2 million and $1 million, respectively.  CenterPoint Energy posted no assets as collateral towards derivative instruments that contain credit risk contingent features as of either March 31, 2017 or December 31, 2016.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of March 31, 2017 and December 31, 2016, $1 million and $-0-, respectively, of additional assets would be required to be posted as collateral.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value generally are exchange-traded derivatives and equity securities, as well as natural gas inventory that has been designated as the hedged item in a fair value hedge.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. As of March 31, 2017, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options and its indexed debt securities. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.90 to $6.05 per MMBtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (all zero volatility options as of March 31, 2017) as an unobservable input.  CenterPoint Energy’s Level 3 physical forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value. CenterPoint Energy’s Level 3 indexed debt securities are valued using a Black-Scholes option model and a discounted cash flow model, which use option volatility (16%) and a projected dividend growth rate (7%) as unobservable inputs. An increase in either volatilities or projected dividends will increase the value of the indexed debt securities, and a decrease in either the volatilities or projected dividends will decrease the value of the indexed debt securities.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2017, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance

	(in millions)
Assets
Corporate equities	$1,000	$—	$—	$—	$1,000
Investments, including money market funds (2)	71	—	—	—	71
Natural gas derivatives (3)	—	129	39	(58)	110
Hedged portion of natural gas inventory	86	—	—	—	86
Total assets	$1,157	$129	$39	$(58)	$1,267
Liabilities
Indexed debt securities derivative	$—	$—	$727	$—	$727
Natural gas derivatives (3)	—	94	12	(70)	36
Total liabilities	$—	$94	$739	$(70)	$763

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $12 million posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning balance	$(704)	$12
Purchases (1)	—	—
Total gains	6	4
Total settlements	(4)	(5)
Transfers into Level 3	1	5
Transfers out of Level 3	1	(1)
Ending balance (2)	$(700)	$15
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (3)	$5	$8

(1)	Mark-to-market value of Level 3 derivative assets acquired through the purchase of AEM was less than $1 million at the acquisition date.

(2)	CenterPoint Energy did not have significant Level 3 sales during either of the three months ended March 31, 2017 or 2016.

(3)
During 2016, CenterPoint Energy transferred its indexed debt securities from Level 2 to Level 3 to reflect changes in the significance of the unobservable inputs used in the valuation. As of March 31, 2017, the indexed debt securities liability was $727 million. During the three months ended March 31, 2017, there was a loss of $10 million on the indexed debt securities.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,563	$8,986	$8,443	$8,846

(8) Unconsolidated Affiliate

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment and Series A Preferred Unit investment as presented in the Condensed Consolidated Balance Sheets as of March 31, 2017 and outstanding current accounts receivable from Enable.

Transactions with Enable:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Reimbursement of transition services (1)	$2	$3
Natural gas expenses, including transportation and storage costs	33	33
Interest income related to notes receivable from Enable	—	1

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	March 31, 2017	December 31, 2016
	(in millions)
Accounts receivable for amounts billed for transition services	$2	$1
Accounts payable for natural gas purchases from Enable	11	10

Limited Partner Interest in Enable (1):

March 31, 2017
CenterPoint Energy	54.1%
OGE	25.7%

(1)	Excluding the Series A Preferred Units owned by CenterPoint Energy.

In November 2016, Enable completed a public offering of 11,500,000 common units of which 1,424,281 were sold by ArcLight Capital Partners, LLC. The common units issued and sold by Enable resulted in dilution of both CenterPoint Energy’s and OGE’s limited partner interest in Enable.

Enable Common, Subordinated and Preferred Units Held:

	March 31, 2017
	Common	Subordinated	Series A Preferred
CenterPoint Energy	94,151,707	139,704,916	14,520,000
OGE	42,832,291	68,150,514	—

Sales of more than 5% of the aggregate of the common units and subordinated units CenterPoint Energy owns in Enable or sales by OGE of more than 5% of the aggregate of the common units and subordinated units it owns in Enable are subject to mutual rights of first offer and first refusal.

Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable. Sale of CenterPoint Energy’s or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and CenterPoint Energy is not permitted to dispose of less than all of its interest in Enable’s general partner.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating revenues	$666	$509
Cost of sales, excluding depreciation and amortization	308	195
Operating income	140	103
Net income attributable to Enable	111	86
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$60	$48
Basis difference amortization (1)	12	12
CenterPoint Energy’s equity in earnings, net	$72	$60

(1)
Equity in earnings of unconsolidated affiliates includes CenterPoint Energy’s share of Enable’s earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 33 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Current assets	$375	$396
Non-current assets	10,786	10,816
Current liabilities	279	362
Non-current liabilities	3,111	3,056
Non-controlling interest	12	12
Preferred equity	362	362
Enable partners’ equity	7,397	7,420
Reconciliation of Equity Method Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ capital	$4,053	$4,067
CenterPoint Energy’s basis difference	(1,551)	(1,562)
CenterPoint Energy’s equity method investment in Enable	$2,502	$2,505

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Investment in Enable’s common and subordinated units	$74	$74
Investment in Enable’s Series A Preferred Units	9	—
As of March 31, 2017, CERC Corp. and OGE also own 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units (other than the Series A Preferred Units) to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit (other than the Series A Preferred Units) in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(9) Goodwill

Goodwill by reportable business segment as of December 31, 2016 and changes in the carrying amount of goodwill as of March 31, 2017 are as follows:

	December 31, 2016		AEM Acquisition (1)	March 31, 2017
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	105	(2)	5	110	(2)
Other Operations	11		—	11
Total	$862		$5	$867
(1) See Note 3.
(2) Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

(10) Indexed Debt Securities (ZENS) and Securities Related to ZENS

(a) Investment in Securities Related to ZENS

In 1995, CenterPoint Energy sold a cable television subsidiary to TW and received TW securities as partial consideration. A subsidiary of CenterPoint Energy now holds 7.1 million shares of TW Common, 0.9 million shares of Time Common and 0.9 million shares of Charter Common, which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the TW Securities are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding as of March 31, 2017. Each ZENS was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. As of March 31, 2017, the reference shares for each ZENS consisted of 0.5 share of TW Common, 0.0625 share of Time Common and 0.061382 share of Charter Common, and the contingent principal balance was $512 million.

On October 22, 2016, AT&T announced that it had entered into a definitive agreement to acquire TW in a stock and cash transaction. On February 15, 2017, TW shareholders approved the announced transaction with AT&T. Pursuant to the merger agreement, upon closing of the merger, TW shareholders would receive for each of their shares of TW Common an estimated implied value of $107.50, comprised of $53.75 per share in cash and $53.75 per share in AT&T Common. The stock portion will be subject to a collar such that TW shareholders will receive 1.437 shares of AT&T Common if AT&T Common’s average stock price is below $37.411 at closing and 1.3 shares of AT&T Common if AT&T Common’s average stock price is above $41.349 at closing. Cash received for the TW Common reference shares would subsequently be distributed to ZENS holders, which is expected to reduce the contingent principal balance, and reference shares would consist of Charter Common, Time Common and AT&T Common. AT&T has publicly announced that the merger is expected to close by the end of 2017.

(11) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. NGD currently has AMAs associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2020. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $-0- and $35 million as of March 31, 2017 and December 31, 2016, respectively.

(b)	Long-term Debt

Debt Retirements.  In February 2017, CenterPoint Energy retired $250 million aggregate principal amount of its 5.95% senior notes at their maturity. The retirement of senior notes was financed by the issuance of commercial paper.

Debt Issuances. During the three months ended March 31, 2017, Houston Electric issued the following general mortgage bonds:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
January 2017	$300	3.00%	2027

The proceeds from the issuance of these bonds were used to repay short-term debt and for general limited liability company purposes.

Credit Facilities. As of March 31, 2017 and December 31, 2016, CenterPoint Energy, Houston Electric and CERC Corp. had the following revolving credit facilities and utilization of such facilities:

		March 31, 2017				December 31, 2016
	Size of Facility	Loans	Letters of Credit	Commercial Paper		Loans	Letters of Credit	Commercial Paper
	(in millions)
CenterPoint Energy	$1,600	$—	$6	$1,032	(1)	$—	$6	$835	(1)
Houston Electric	300	—	4	—		—	4	—
CERC Corp.	600	—	—	599	(2)	—	4	569	(2)
Total	$2,500	$—	$10	$1,631		$—	$14	$1,404

(1)	Weighted average interest rate was 1.24% and 1.04% as of March 31, 2017 and December 31, 2016, respectively.

(2)	Weighted average interest rate was 1.27% and 1.03% as of March 31, 2017 and December 31, 2016, respectively.

Execution Date	Company	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt to Capital Ratio		Debt to Capital Ratio as of March 31, 2017 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$1,600	1.250%	65%	(3)	56.6%	March 3, 2021
March 3, 2016	Houston Electric	300	1.125%	65%	(3)	50.2%	March 3, 2021
March 3, 2016	CERC Corp.	600	1.250%	65%		35.8%	March 3, 2021

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

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

CenterPoint Energy, Houston Electric and CERC Corp. were in compliance with all financial debt covenants as of March 31, 2017.

(12) Income Taxes

The effective tax rate reported for both the three months ended March 31, 2017 and 2016 was 36%.

CenterPoint Energy reported no uncertain tax liability as of March 31, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2014 have been audited and settled with the IRS. For the 2015-2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(13) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2017, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining nine months of 2017	$298
2018	490
2019	334
2020	169
2021	78
2022 and beyond	87

(b)	Legal, Environmental and Other Matters

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

GenOn has publicly disclosed that it may be unable to continue as a going concern and is exploring various options, including negotiations with creditors and lessors, refinancing, potential sale of assets, as well as the possibility of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then CenterPoint Energy, Houston Electric or CERC could incur liability and be responsible for satisfying the liability.

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of March 31, 2017, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $5 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(14) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2017	2016
	(in millions, except share and per share amounts)
Net income	$192	$154

Basic weighted average shares outstanding	430,794,000	430,407,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,554,000	2,187,000
Diluted weighted average shares	433,348,000	432,594,000

Basic earnings per share
Net income	$0.45	$0.36

Diluted earnings per share
Net income	$0.44	$0.36

(15) Reportable Business Segments

CenterPoint Energy’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. CenterPoint Energy uses operating income as the measure of profit or loss for its business segments other than Midstream Investments, where it uses equity in earnings of unconsolidated affiliates.

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

Financial data for business segments is as follows:

	For the Three Months Ended March 31, 2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2017
	(in millions)
Electric Transmission & Distribution	$639	(1)	$—	$78	$10,245
Natural Gas Distribution	907		9	164	5,975
Energy Services	1,185		11	35	1,326
Midstream Investments (2)	—		—	—	2,502
Other Operations	4		—	(3)	2,679	(3)
Eliminations	—		(20)	—	(796)
Consolidated	$2,735		$—	$274	$21,931

	For the Three Months Ended March 31, 2016
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2016
	(in millions)
Electric Transmission & Distribution	$660	(1)	$—	$83	$10,211
Natural Gas Distribution	888		7	160	6,099
Energy Services	432		7	6	1,102
Midstream Investments (2)	—		—	—	2,505
Other Operations	4		—	1	2,681	(3)
Eliminations	—		(14)	—	(769)
Consolidated	$1,984		$—	$250	$21,829

(1)	Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Affiliates of NRG	$152	$145
Affiliates of Energy Future Holdings Corp.	47	45

(2)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Enable	$72	$60

(3)	Included in total assets of Other Operations as of March 31, 2017 and December 31, 2016 are pension and other postemployment-related regulatory assets of $745 million and $759 million, respectively.

(16) Subsequent Events

On April 27, 2017, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2675 per share of common stock payable on June 9, 2017, to shareholders of record as of the close of business on May 16, 2017.

On May 2, 2017, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2017. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2017 to be made with respect to CERC Corp.’s investment in common and subordinated units of Enable for the first quarter of 2017.

On May 2, 2017, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended March 31, 2017. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the second quarter of 2017 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the first quarter of 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

RECENT EVENTS

Freeport Project. In April 2017, Houston Electric submitted a proposal to ERCOT for an approximately $250 million transmission project in Freeport, Texas. For further details on the Freeport Project, see “—Liquidity and Capital Resources —Regulatory Matters — Freeport Project” below.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In January 2017, Houston Electric issued $300 million aggregate principal amount of general mortgage bonds. In February 2017, we retired $250 million aggregate principal amount of our 5.95% senior notes at their maturity. For further information about our 2017 debt transactions, see Note 11 to our Interim Condensed Financial Statements.

AEM Acquisition. In January 2017, CES closed the previously announced agreement to acquire AEM. For more information regarding this acquisition, see Note 3 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

All dollar amounts in the tables that follow are in millions, except for per share amounts.

	Three Months Ended March 31,
	2017	2016
Revenues	$2,735	$1,984
Expenses	2,461	1,734
Operating Income	274	250
Interest and Other Finance Charges	(78)	(87)
Interest on Securitization Bonds	(20)	(24)
Equity in Earnings of Unconsolidated Affiliate, net	72	60
Other Income, net	51	41
Income Before Income Taxes	299	240
Income Tax Expense	107	86
Net Income	$192	$154

Basic Earnings Per Share	$0.45	$0.36

Diluted Earnings Per Share	$0.44	$0.36

Three months ended March 31, 2017 compared to three months ended March 31, 2016

We reported net income of $192 million ($0.44 per diluted share) for the three months ended March 31, 2017 compared to net income of $154 million ($0.36 per diluted share) for the same period in 2016.

The increase in net income of $38 million was due to the following key factors:

•	a $24 million increase in operating income discussed below by segment;

•	a $12 million increase in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements;

•	a $9 million increase in cash distributions on Series A Preferred Units included in Other Income, net shown above;

•	a $9 million decrease in interest expense due to lower weighted average interest rates on outstanding debt;

•	a $4 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds; and

•	a $1 million increase in miscellaneous other non-operating income included in Other Income, net shown above.

These increases in net income were partially offset by a $21 million increase in income tax expense due to higher net income.

Income Tax Expense

Our effective tax rate reported for both the three months ended March 31, 2017 and 2016 was 36%. We expect our annual effective tax rate for the fiscal year ending December 31, 2017 to be approximately 36%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three months ended March 31, 2017 and 2016.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Electric Transmission & Distribution	$78	$83
Natural Gas Distribution	164	160
Energy Services	35	6
Other Operations	(3)	1
Total Consolidated Operating Income	$274	$250

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Electric Transmission & Distribution Business” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides summary data of our Electric Transmission & Distribution business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except throughput and customer data)
Revenues:
TDU	$562	$540
Bond Companies	77	120
Total revenues	639	660
Expenses:
Operation and maintenance, excluding Bond Companies	348	329
Depreciation and amortization, excluding Bond Companies	96	95
Taxes other than income taxes	60	57
Bond Companies	57	96
Total expenses	561	577
Operating Income	$78	$83
Operating Income:
TDU	$58	$59
Bond Companies (1)	20	24
Total segment operating income	$78	$83
Throughput (in GWh):
Residential	5,152	5,019
Total	18,753	18,131
Number of metered customers at end of period:
Residential	2,139,413	2,095,035
Total	2,414,193	2,364,784

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our Electric Transmission & Distribution business segment reported operating income of $78 million for the three months ended March 31, 2017, consisting of $58 million from the TDU and $20 million related to the Bond Companies. For the three months ended March 31, 2016, operating income totaled $83 million, consisting of $59 million from the TDU and $24 million related to the Bond Companies.

TDU operating income decreased $1 million due to the following key factors:

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $9 million;

•	lower equity return of $6 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	lower usage of $4 million, primarily due to milder weather;

•	higher operation and maintenance expenses of $2 million; and

•	higher transmission costs billed by transmission providers of $18 million, which were partially offset by increased transmission-related revenues of $16 million.

These decreases to operating income were partially offset by the following:

•	rate increases of $16 million related to distribution capital investments; and

•	customer growth of $8 million from the addition of over 49,000 new customers.

Decreased depreciation and amortization expense of $5 million and operation and maintenance expense of $1 million were offset by a corresponding decrease in related revenues.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except throughput and customer data)
Revenues	$916	$895
Expenses:
Natural gas	461	445
Operation and maintenance	193	189
Depreciation and amortization	63	59
Taxes other than income taxes	35	42
Total expenses	752	735
Operating Income	$164	$160
Throughput (in Bcf):
Residential	62	73
Commercial and industrial	82	86
Total Throughput	144	159
Number of customers at end of period:
Residential	3,190,678	3,163,094
Commercial and industrial	255,869	254,781
Total	3,446,547	3,417,875

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our Natural Gas Distribution business segment reported operating income of $164 million for the three months ended March 31, 2017 compared to $160 million for the three months ended March 31, 2016.

Operating income increased $4 million as a result of the following key factors:

•	rate increases of $13 million, primarily from the Texas GRIP filing of $5 million and the Arkansas rate case filing of $6 million;

•	Minnesota property tax refund of $9 million; and

•	customer growth of $2 million from the addition of over 28,000 new customers.

These increases were partially offset by the following:

•	lower usage of $15 million primarily due to milder weather effects, partially mitigated by weather normalization adjustments and weather-related decoupling; and

•	higher depreciation and amortization expense of $4 million primarily due to ongoing additions to plant in service.

Increased expense related to energy efficiency programs of $4 million and gross receipts taxes of $2 million were offset by a corresponding increase in the related revenues. Decreased expense related to rate case amortization of $1 million was offset by a corresponding decrease in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except throughput and customer data)
Revenues	$1,196	$439
Expenses:
Natural gas	1,137	421
Operation and maintenance	21	10
Depreciation and amortization	3	1
Taxes other than income taxes	—	1
Total expenses	1,161	433
Operating Income	$35	$6

Timing impacts related to mark-to-market gain (loss) (1)	$15	$(9)

Throughput (in Bcf)	319	171

Number of customers at end of period (2)	31,227	18,073

(1)	Includes the change in unrealized mark-to-market value during the quarter and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)	Does not include approximately 59,100 natural gas customers as of March 31, 2017 that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our Energy Services business segment reported operating income of $35 million for the three months ended March 31, 2017 compared to $6 million for the three months ended March 31, 2016.  The increase in operating income of $29 million was primarily due to a $24 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The remaining increase in operating income quarter over quarter was primarily due to increased throughput and number of customers related to the acquisitions of both AEM and Continuum within the past 12 months. Operating income in the first quarter of 2017 included $1 million of expenses related to the acquisition and integration of AEM.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Enable	$72	$60
Other Operations

The following table shows the operating income (loss) of our Other Operations business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues	$4	$4
Expenses	7	3
Operating Income (Loss)	$(3)	$1

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2016 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash provided by (used in):
Operating activities	$319	$637
Investing activities	(370)	(269)
Financing activities	(36)	(414)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2017 decreased $318 million compared to the same period in 2016 due to changes in working capital ($333 million), partially offset by higher net income after adjusting for non-cash and non-operating items ($12 million) (primarily depreciation and amortization and deferred income taxes) and increased cash from other non-current items ($3 million). The changes in working capital items in the first three months of 2017 primarily related to decreased cash provided by taxes receivable; margin deposits, net; net other current assets and liabilities; inventory; and non-trading derivatives, net.

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2017 increased $101 million compared to the same period in 2016 primarily due to decreased cash received for the repayment of notes receivable from Enable ($363 million) and increased cash used for the AEM acquisition ($132 million), which were partially offset by decreased cash used for the purchase of Series A Preferred Units ($363 million), decreased capital expenditures ($20 million) and decreased restricted cash ($8 million).

Cash Used in Financing Activities

Net cash used in financing activities in the first three months of 2017 decreased $378 million compared to the same period in 2016 due to increased net proceeds from commercial paper ($338 million), increased proceeds from the issuance of general mortgage bonds ($298 million), decreased short-term borrowings ($5 million) and decreased debt issuance costs ($2 million), which were offset by increased payments of long-term debt ($258 million) and increased payment of common stock dividends ($5 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2017 include the following:

•	capital expenditures of approximately $1.2 billion;

•	maturing senior notes of $250 million;

•	scheduled principal payments on Securitization Bonds of $256 million;

•	dividend payments on CenterPoint Energy, Inc. common stock; and

•	interest payments on debt.

We expect that borrowings under our credit facilities, proceeds from commercial paper, anticipated cash flows from operations and distributions on our investments in common and subordinated units and Series A Preferred Units from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2017. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began on the Brazos Valley Connection in February 2017 and is proceeding as scheduled. Houston Electric filed its updated capital costs estimates with the PUCT in February 2017, projecting the capital costs of the project will be $310 million, in line with the estimated range of approximately $270-$310 million in the PUCT’s original order. The actual capital costs of the project will depend on final land acquisition costs, construction costs, and other factors. Houston Electric expects to complete construction and energize the Brazos Valley Connection by June 2018. Houston Electric is able to file for recovery of land acquisition costs through interim TCOS updates in advance of project completion.

Freeport Project

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of Houston Electric’s approximately $250 million transmission project in the Freeport, Texas area which includes enhancements to two existing substations and the construction of a new 345 kv double-circuit transmission line. Capital expenditures for the project will be incremental to its previously disclosed five-year capital plan. Houston Electric anticipates a decision from ERCOT later in 2017, and if approved, will make the necessary filings with the PUCT.

Rate Change Applications

Houston Electric and CERC are routinely involved in rate change applications before state regulatory authorities.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset.  In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF.  CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR). The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1)	Filing Date	Effective Date	Approval Date	Additional Information
	(in millions)
Houston Electric (PUCT)
DCRF	$44.6	April 2017	TBD	TBD	Based on an increase in eligible distribution-invested capital for 2016 of $479 million. Anticipated effective date in September 2017.
TCOS	7.8	December 2016	February 2017	February 2017	Based on an incremental increase in total rate base of $109.6 million.
South Texas and Beaumont/East Texas (Railroad Commission)
GRIP	7.6	March 2017	July 2017	TBD	Based on net change in invested capital of $46.5 million.
Houston and Texas Coast (Railroad Commission) (2)
Rate Case	31.0	November 2016	TBD	TBD
A unanimous settlement agreement was filed in April 2017 reflecting an annual increase of $16.5 million and establishing parameters for future GRIP filings, including a 9.6% ROE on a 55.15% equity ratio. The judge’s proposed decision on the settlement is expected in early May 2017 with a Final Order from the Railroad Commission expected later in the month.

Arkansas (APSC)
BDA	3.9	March 2017	June 2017	TBD	For the evaluation period between January 2016 and August 2016.
FRP	9.3	April 2017	October 2017	TBD	Based on ROE of 9.5% as approved in the last rate case.
Minnesota (MPUC)
Decoupling	26.2	September 2016	February 2017	March 2017	Reflects revenue under recovery for the period July 1, 2015 through June 30, 2016, adjusted for final rates from the 2015 rate case. $24.6 million was recognized in 2016.
Louisiana (LPSC)
RSP	1.0	September 2016	December 2016	April 2017	Authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity.
Oklahoma (OCC)
EECR (3)	0.4	March 2017	TBD	TBD	Recovers $2.6 million, including an incentive of $0.4 million based on 2016 program performance.
PBRC	2.2	March 2017	TBD	TBD	Based on ROE of 10%.

(1)	Represents proposed increases when effective date and/or approval date is not yet available. Approved rates could differ materially.

(2)	In addition to requesting the change in rates, NGD proposed consolidation of the Houston and Texas Coast divisions into a Texas Gulf division.

(3)	Amounts are recorded when approved.

Other Matters

Credit Facilities

Our revolving credit facilities may be drawn on by the companies from time to time to provide funds used for general corporate purposes, including to backstop the companies’ commercial paper programs. The facilities may also be utilized to obtain letters of credit. As of April 21, 2017, we had the following facilities:

Company	Size of Facility	Amount Utilized at April 21, 2017 (1)		Termination Date
(in millions)
CenterPoint Energy	$1,600	$986	(2)	March 3, 2021
Houston Electric	300	4	(3)	March 3, 2021
CERC Corp.	600	452	(4)	March 3, 2021

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.5 billion as of March 31, 2017.

(2)	Represents outstanding commercial paper of $980 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper.

For further details related to our revolving credit facilities, please see Note 11 to our Interim Condensed Financial Statements.

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

Debt Financing Transactions

In January 2017, Houston Electric issued $300 million aggregate principal amount of general mortgage bonds. In February 2017, CenterPoint Energy retired $250 million aggregate principal amount of its 5.95% senior notes at their maturity. For further information about our 2017 debt transactions, see Note 11 to our Interim Condensed Financial Statements.

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

Temporary Investments

As of April 21, 2017, we had no temporary external investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of April 21, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our revolving credit facilities. If our credit ratings or those of Houston Electric or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2017, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, a wholly-owned subsidiary of CERC Corp. operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized or settled-to-market by CES. As of March 31, 2017, the amounts posted as collateral and settled-to-market aggregated approximately $29 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2017, unsecured credit limits extended to CES by counterparties aggregated $367 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of March 31, 2017. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS

If our creditworthiness were to drop such that ZENS holders thought our liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Securities that we own or from other sources. We own shares of TW Securities equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and TW Securities shares would typically cease when ZENS are exchanged or otherwise retired and TW Securities shares are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS. If all ZENS had been exchanged for cash on March 31, 2017, deferred taxes of approximately $461 million would have been payable in 2017. If all the TW Securities had been sold on March 31, 2017, capital gains taxes of approximately $310 million would have been payable in 2017.

For additional information about ZENS, see Note 10 to our Interim Condensed Financial Statements.

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

In February 2016, we announced that we were evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code, and we continue to evaluate our alternatives, including retaining our investment. There can be no assurances that these evaluations will result in any specific action, and we do not intend to disclose further developments on these initiatives unless and until our board of directors approves a specific action or as otherwise required.

Enable Midstream Partners

We receive quarterly cash distributions from Enable on its common and subordinated units we own. We also receive quarterly cash distributions from Enable on the Series A Preferred Units we own. A reduction in the cash distributions we receive from Enable could significantly impact our liquidity. For additional information about cash distributions from Enable, see Notes 8 and 16 to our Interim Condensed Financial Statements.

Hedging of Interest Expense for Future Debt Issuances

During the first quarter of 2017, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 6(a) to our Interim Condensed Financial Statements.

Weather Hedge

We have historically entered into partial weather hedges for certain NGD jurisdictions and Houston Electric’s service territory to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 6(a) to our Interim Condensed Financial Statements.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in our revolving credit facilities, see Note 11 to our Interim Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Interim Condensed Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2017, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $1.6 billion and $1.4 billion as of March 31, 2017 and December 31, 2016, respectively. If the floating interest rates were to increase by 10% from March 31, 2017 rates, our combined interest expense would increase by approximately $2 million annually.

As of March 31, 2017 and December 31, 2016, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.0 billion and $7.1 billion, respectively, in principal amount and having a fair value of $7.4 billion and $7.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $208 million if interest rates were to decline by 10% from levels at March 31, 2017. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $116 million as of March 31, 2017 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at March 31, 2017. Changes in the fair value of the derivative component, a $727 million recorded liability at March 31, 2017, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2017 levels, the fair value of the derivative component liability would increase by approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 0.9 million shares of Time Common and 0.9 million shares of Charter Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the March 31, 2017 aggregate market value of these shares would result in a net loss of approximately $2 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. We measure this commodity risk using a sensitivity analysis. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of March 31, 2017, the recorded fair value of our non-trading energy derivatives was a net asset of $62 million (before collateral), all of which is related to our Energy Services business segment. A $0.50 change in the forward NYMEX price would have had a combined impact of approximately $2 million on our non-trading energy derivatives net asset and the market value of natural gas inventory.

Commodity price risk is not limited to changes in forward NYMEX prices. Variation of commodity pricing between the different indices used to mark-to-market portions of our natural gas inventory (Gas Daily) and the related fair value hedge (NYMEX) can result in volatility to our net income. Over time, any gains or losses on the sale of storage gas inventory would be offset by gains or losses on the fair-value hedges.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 14(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2016 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2016 Form 10-K.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2017 and 2016 was 3.96 and 3.21, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 5, 2017