Form 10-Q
period 2017-06-30
CENTERPOINT ENERGY INC
filed 2017-08-03
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

As of July 27, 2017, CenterPoint Energy, Inc. had 431,024,401 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMAs	Asset Management Agreements
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment, which is a revenue stabilization mechanism used to adjust revenues impacted by declines in natural gas consumption which occurred after the most recent rate case
Bond Companies	Transition and system restoration bond companies
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets previously owned by Continuum Energy Services, LLC

DCRF	Distribution Cost Recovery Factor
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Enable	Enable Midstream Partners, LP
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
Gas Daily	Platt’s gas daily indices
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission

GLOSSARY (cont.)
MPUC	Minnesota Public Utilities Commission
NECA	National Electrical Contractors Association
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Units	10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in Enable
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Time Common	Time Inc. common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TW	Time Warner Inc.
TW Common	TW common stock
TW Securities	Charter Common, Time Common and TW Common
VIE	Variable interest entity
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•	changes in interest rates or rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our risk management and hedging activities, including, but not limited to, our financial hedges and weather hedges;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•
our or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses (including a reduction of our interests in Enable, whether through our election to sell the common units we own in the public equity markets or otherwise, subject to certain limitations), which we cannot assure you will be completed or will have the anticipated benefits to us or Enable;

•	acquisition and merger activities involving us or our competitors;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

v

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Utility revenues	$1,222	$1,177	$2,768	$2,725
Non-utility revenues	921	397	2,110	833
Total	2,143	1,574	4,878	3,558

Expenses:
Utility natural gas	150	126	600	564
Non-utility natural gas	882	370	2,011	784
Operation and maintenance	535	513	1,095	1,034
Depreciation and amortization	254	289	480	549
Taxes other than income taxes	99	94	195	195
Total	1,920	1,392	4,381	3,126
Operating Income	223	182	497	432

Other Income (Expense):
Gain on marketable securities	23	20	67	110
Loss on indexed debt securities	(13)	(130)	(23)	(186)
Interest and other finance charges	(77)	(86)	(155)	(173)
Interest on securitization bonds	(20)	(23)	(40)	(47)
Equity in earnings of unconsolidated affiliate, net	59	31	131	91
Other, net	16	14	33	21
Total	(12)	(174)	13	(184)

Income Before Income Taxes	211	8	510	248
Income tax expense	76	10	183	96
Net Income (Loss)	$135	$(2)	$327	$152

Basic Earnings (Loss) Per Share	$0.31	$(0.01)	$0.76	$0.35

Diluted Earnings (Loss) Per Share	$0.31	$(0.01)	$0.75	$0.35

Dividends Declared Per Share	$0.2675	$0.2575	$0.5350	$0.5150

Weighted Average Shares Outstanding, Basic	431	431	431	431

Weighted Average Shares Outstanding, Diluted	434	431	434	433

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$135	$(2)	$327	$152
Other comprehensive income (loss):
Adjustment related to pension and other postretirement plans (net of tax of $1, $2, $2 and $1)	1	(1)	2	—
Net deferred loss from cash flow hedges (net of tax of $0, $1, $0 and $1)	—	(1)	(1)	(1)
Total	1	(2)	1	(1)
Comprehensive income (loss)	$136	$(4)	$328	$151

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents ($245 and $340 related to VIEs, respectively)	$248	$341
Investment in marketable securities	1,020	953
Accounts receivable ($58 and $52 related to VIEs, respectively), less bad debt reserve of $19 and $15, respectively	762	740
Accrued unbilled revenues	191	335
Natural gas inventory	218	131
Materials and supplies	192	181
Non-trading derivative assets	67	51
Taxes receivable	—	30
Prepaid expenses and other current assets ($31 and $40 related to VIEs, respectively)	167	161
Total current assets	2,865	2,923

Property, Plant and Equipment:
Property, plant and equipment	18,374	17,831
Less: accumulated depreciation and amortization	5,730	5,524
Property, plant and equipment, net	12,644	12,307

Other Assets:
Goodwill	867	862
Regulatory assets ($1,786 and $1,919 related to VIEs, respectively)	2,566	2,677
Non-trading derivative assets	46	19
Investment in unconsolidated affiliate	2,487	2,505
Preferred units – unconsolidated affiliate	363	363
Other	207	173
Total other assets	6,536	6,599

Total Assets	$22,045	$21,829

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2017	December 31, 2016
Current Liabilities:
Short-term borrowings	$24	$35
Current portion of VIE securitization bonds long-term debt	422	411
Indexed debt, net	118	114
Current portion of other long-term debt	550	500
Indexed debt securities derivative	740	717
Accounts payable	631	657
Taxes accrued	153	172
Interest accrued	110	108
Non-trading derivative liabilities	21	41
Other	269	325
Total current liabilities	3,038	3,080

Other Liabilities:
Deferred income taxes, net	5,364	5,263
Non-trading derivative liabilities	4	5
Benefit obligations	908	913
Regulatory liabilities	1,289	1,298
Other	292	278
Total other liabilities	7,857	7,757

Long-term Debt:
VIE securitization bonds, net	1,638	1,867
Other long-term debt, net	5,949	5,665
Total long-term debt, net	7,587	7,532

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 431,021,192 shares and 430,682,504 shares outstanding, respectively	4	4
Additional paid-in capital	4,200	4,195
Accumulated deficit	(571)	(668)
Accumulated other comprehensive loss	(70)	(71)
Total shareholders’ equity	3,563	3,460

Total Liabilities and Shareholders’ Equity	$22,045	$21,829

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$327	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	549
Amortization of deferred financing costs	12	13
Deferred income taxes	95	69
Unrealized gain on marketable securities	(67)	(110)
Loss on indexed debt securities	23	186
Write-down of natural gas inventory	—	1
Equity in earnings of unconsolidated affiliate, net of distributions	(131)	(91)
Pension contributions	(18)	(5)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	234	147
Inventory	(20)	63
Taxes receivable	30	156
Accounts payable	(158)	(109)
Fuel cost recovery	(12)	(17)
Non-trading derivatives, net	(49)	22
Margin deposits, net	(43)	65
Interest and taxes accrued	(17)	(64)
Net regulatory assets and liabilities	(34)	(21)
Other current assets	13	4
Other current liabilities	(29)	21
Other assets	(1)	—
Other liabilities	27	17
Other, net	18	13
Net cash provided by operating activities	680	1,061
Cash Flows from Investing Activities:
Capital expenditures	(649)	(682)
Acquisitions, net of cash acquired	(132)	(98)
Decrease in notes receivable – unconsolidated affiliate	—	363
Investment in preferred units – unconsolidated affiliate	—	(363)
Distributions from unconsolidated affiliate in excess of cumulative earnings	149	149
Decrease (increase) in restricted cash of Bond Companies	8	(2)
Proceeds from sale of marketable securities	—	178
Other, net	(11)	(12)
Net cash used in investing activities	(635)	(467)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(11)	(23)
Proceeds from commercial paper, net	284	278
Proceeds from long-term debt, net	298	300
Payments of long-term debt	(469)	(735)
Debt issuance costs	(6)	(7)
Payment of dividends on common stock	(230)	(221)
Distribution to ZENS note holders	—	(178)
Other, net	(4)	(1)
Net cash used in financing activities	(138)	(587)
Net Increase (Decrease) in Cash and Cash Equivalents	(93)	7
Cash and Cash Equivalents at Beginning of Period	341	264
Cash and Cash Equivalents at End of Period	$248	$271
Supplemental Disclosure of Cash Flow Information:
Cash Payments/Receipts:
Interest, net of capitalized interest	$182	$200
Income taxes (refunds), net	11	(126)
Non-cash transactions:
Accounts payable related to capital expenditures	106	79

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

As of June 30, 2017, CenterPoint Energy also owned an aggregate of 14,520,000 Series A Preferred Units in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets, and CERC Corp. owned approximately 54.1% of the common and subordinated units representing limited partner interests in Enable.

As of June 30, 2017, CenterPoint Energy had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. CenterPoint Energy adopted this standard as of January 1, 2017. The adoption did not have a material impact on CenterPoint Energy’s financial position or results of operations.  However, CenterPoint Energy’s statement of cash flows reflects a decrease in financing activity and a corresponding increase in operating activity of $4 million and $3 million as of June 30, 2017 and June 30, 2016, respectively, due to the retrospective application of the requirement that cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations should be presented as a financing rather than as an operating activity.

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. CenterPoint Energy is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of CenterPoint Energy’s revenues are tariff and derivative based, which we do not anticipate will be significantly impacted by these ASUs. CenterPoint Energy expects to adopt these ASUs on January 1, 2018 using the modified retrospective adoption approach.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 should be applied prospectively for awards modified on or after the adoption date. This standard will have an impact on CenterPoint Energy’s future treatment of changes to share-based payment awards.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Acquisition

On January 3, 2017, CES, an indirect, wholly-owned subsidiary of CenterPoint Energy, completed its acquisition of AEM. After working capital adjustments, the final purchase price was $147 million and was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

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

Amortization expense related to the above identifiable intangible assets was $1 million for both the three and six months ended June 30, 2017.

Revenues of approximately $319 million and $678 million, respectively, and operating income of approximately $8 million and $25 million, respectively, attributable to the AEM acquisition are reported in the Energy Services business segment and included in CenterPoint Energy’s Condensed Statements of Consolidated Income for the three and six months ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating Revenue	$2,143	$1,773	$4,878	$4,016
Net Income	135	3	327	156

(4) Employee Benefit Plans

CenterPoint Energy’s net periodic cost includes the following components relating to pension and postretirement benefits:

	Three Months Ended June 30,
	2017		2016
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Service cost	$9	$1	$9	$—
Interest cost	22	4	24	5
Expected return on plan assets	(24)	(2)	(25)	(1)
Amortization of prior service cost (credit)	3	(1)	2	(1)
Amortization of net loss	15	—	16	—
Curtailment gain (1)	—	—	—	(3)
Net periodic cost (2)	$25	$2	$26	$—

	Six Months Ended June 30,
	2017		2016
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Service cost	$18	$1	$18	$1
Interest cost	44	8	47	9
Expected return on plan assets	(48)	(3)	(50)	(3)
Amortization of prior service cost (credit)	5	(2)	4	(1)
Amortization of net loss	29	—	32	—
Curtailment gain (1)	—	—	—	(3)
Net periodic cost (2)	$48	$4	$51	$3

(1)
A curtailment gain or loss is required when the expected future services of a significant number of current employees are reduced or eliminated for the accrual of benefits. In May 2016, Houston Electric entered into a renegotiated collective bargaining agreement with the IBEW Local Union 66 that provides that for Houston Electric union employees covered under the agreement who retire on or after January 1, 2017, retiree medical and prescription drug coverage will be provided exclusively through the NECA/IBEW Family Medical Care Plan in exchange for the payment of monthly premiums as determined under the agreement. As a result, the accrued postretirement benefits related to such future Houston Electric union retirees were eliminated. In 2016, Houston Electric recognized a curtailment gain of $3 million as an accelerated recognition of the prior service credit that would otherwise be recognized in future periods.

(2)	Net periodic cost in this table is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CenterPoint Energy’s changes in accumulated comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Beginning Balance	$(71)	$(64)	$(72)	$(65)
Other comprehensive income (loss) before reclassifications (1)	—	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	1	—
Actuarial losses (2)	1	1	3	3
Tax benefit (expense)	(1)	2	(2)	1
Net current period other comprehensive income (loss)	1	(1)	2	—
Ending Balance	$(70)	$(65)	$(70)	$(65)

(1)	Total other comprehensive income (loss) is related to the remeasurement of the postretirement plan.

(2)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a minimum of approximately $46 million to its pension plans in 2017, of which approximately $16 million and $18 million were contributed during the three and six months ended June 30, 2017, respectively.

CenterPoint Energy expects to contribute a total of approximately $16 million to its postretirement benefit plan in 2017, of which approximately $4 million and $8 million were contributed during the three and six months ended June 30, 2017, respectively.

(5) Regulatory Accounting

As of June 30, 2017, Houston Electric has not recognized an allowed equity return of $312 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2017 and 2016, Houston Electric recognized approximately $10 million and $17 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2017 and 2016, Houston Electric recognized approximately $17 million and $30 million, respectively, of the allowed equity return not previously recognized.

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

CenterPoint Energy entered into heating-degree day swaps for certain NGD Texas jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the 2017–2018 winter heating season, which contained a bilateral dollar cap of $8 million. However, CenterPoint Energy did not enter into heating-degree day swaps for NGD jurisdictions for the 2015–2016 or 2016–2017 winter heating seasons. CenterPoint Energy entered into weather hedges for the Houston Electric service territory to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows, which contained bilateral dollar caps of $7 million, $9 million and $9 million for the 2015–2016, 2016–2017 and 2017–2018 winter seasons, respectively. The swaps are based on cooling degree days and heating degree days at 10-year normal weather. During both the three months ended June 30, 2017 and 2016, CenterPoint Energy recognized no gains or losses related to these swaps. During the six months ended June 30, 2017 and 2016, CenterPoint Energy recognized gains of $1 million and $3 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

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

To date in 2017, CenterPoint Energy entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $350 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing CenterPoint Energy’s exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2017. These forward interest rate agreements were designated as cash flow hedges. As of June 30, 2017, an approximately $1 million current non-trading derivative liability was recorded on the Condensed Consolidated Balance Sheets related to these agreements. Accordingly, the effective portion of unrealized gains and losses associated with the forward interest rate agreements will be recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, will be recorded in income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities as of June 30, 2017 and December 31, 2016, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2017 and 2016.

Fair Value of Derivative Instruments
	June 30, 2017
Derivatives designated as fair value hedges:	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$6	$1
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	1	—

Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	91	25
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	46	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	8	34
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	8	21
Indexed debt securities derivative	Current Liabilities	—	740
Total		$160	$821

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,906 Bcf or a net 17 Bcf short position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $89 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $10 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	June 30, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$106	$(39)	$67
Other Assets: Non-trading derivative assets	54	(8)	46
Current Liabilities: Non-trading derivative liabilities	(60)	40	(20)
Other Liabilities: Non-trading derivative liabilities	(21)	17	(4)
Total	$79	$10	$89

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Realized and unrealized gains and losses on natural gas derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for physical sales derivative contracts and as natural gas expense for financial natural gas derivatives and physical purchase natural gas derivatives. Realized and unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
	Income Statement Location	2017	2016
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$3	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(4)	—
Total increase in Expenses: Natural Gas (1)		$(1)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$36	$(50)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(9)	59
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(13)	(130)
Total - derivatives not designated as hedging instruments		$14	$(121)

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
	Income Statement Location	2017	2016
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$12	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(14)	—
Total increase in Expenses: Natural Gas (1)		$(2)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$132	$(30)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(82)	48
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(23)	(186)
Total - derivatives not designated as hedging instruments		$27	$(168)

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

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of both June 30, 2017 and December 31, 2016 was $1 million.  CenterPoint Energy posted no assets as collateral toward derivative instruments that contain credit risk contingent features as of either June 30, 2017 or December 31, 2016.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of June 30, 2017 and December 31, 2016, $1 million and $-0-, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. As of June 30, 2017, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical forward contracts and options and its indexed debt securities. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.18 to $6.01 per MMBtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0% to 80%) as an unobservable input.  CenterPoint Energy’s Level 3 physical forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities. If forward prices decrease, CenterPoint Energy’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CenterPoint Energy’s long options lose value whereas its short options gain in value. CenterPoint Energy’s Level 3 indexed debt securities are valued using a Black-Scholes option model and a discounted cash flow model, which use option volatility (12.5%) and a projected dividend growth rate (7%) as unobservable inputs. An increase in either volatilities or projected dividends will increase the value of the indexed debt securities, and a decrease in either the volatilities or projected dividends will decrease the value of the indexed debt securities.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2017, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance

	(in millions)
Assets
Corporate equities	$1,023	$—	$—	$—	$1,023
Investments, including money market funds (2)	66	—	—	—	66
Natural gas derivatives (3)	2	125	33	(47)	113
Hedged portion of natural gas inventory	107	—	—	—	107
Total assets	$1,198	$125	$33	$(47)	$1,309
Liabilities
Indexed debt securities derivative	$—	$—	$740	$—	$740
Natural gas derivatives (3)	2	74	5	(57)	24
Total liabilities	$2	$74	$745	$(57)	$764

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $10 million posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$(700)	$15	$(704)	$12
Purchases (1)	—	12	—	12
Total gains (losses)	(6)	—	—	4
Total settlements	—	(11)	(4)	(16)
Transfers into Level 3	1	—	2	5
Transfers out of Level 3	(7)	—	(6)	(1)
Ending balance (2)	$(712)	$16	$(712)	$16
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (3)	$(9)	$3	$(2)	$11

(1)	Mark-to-market value of Level 3 derivative assets acquired through the purchase of AEM was less than $1 million at the acquisition date.

(2)	CenterPoint Energy did not have significant Level 3 sales during either of the three or six months ended June 30, 2017 or 2016.

(3)
During 2016, CenterPoint Energy transferred its indexed debt securities from Level 2 to Level 3 to reflect changes in the significance of the unobservable inputs used in the valuation. As of June 30, 2017, the indexed debt securities liability was $740 million. During the three and six months ended June 30, 2017, there was a loss of $13 million and $23 million, respectively, on the indexed debt securities.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s ZENS indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 1 or Level 2 in the fair value hierarchy.

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,559	$9,051	$8,443	$8,846

(8) Unconsolidated Affiliate

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment and Series A Preferred Unit investment as presented in the Condensed Consolidated Balance Sheets as of June 30, 2017 and outstanding current accounts receivable from Enable.

Transactions with Enable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Reimbursement of transition services (1)	$1	$2	$3	$5
Natural gas expenses, including transportation and storage costs	24	24	57	57
Interest income related to notes receivable from Enable	—	—	—	1

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	June 30, 2017	December 31, 2016
	(in millions)
Accounts receivable for amounts billed for transition services	$1	$1
Accounts payable for natural gas purchases from Enable	8	10

Limited Partner Interest in Enable (1):

June 30, 2017
CenterPoint Energy	54.1%
OGE	25.7%

(1)	Excluding the Series A Preferred Units owned by CenterPoint Energy.

In November 2016, Enable completed a public offering of 11,500,000 common units of which 1,424,281 were sold by ArcLight Capital Partners, LLC. The common units issued and sold by Enable resulted in dilution of both CenterPoint Energy’s and OGE’s limited partner interest in Enable.

Enable Common, Subordinated and Series A Preferred Units Held:

	June 30, 2017
	Common	Subordinated	Series A Preferred
CenterPoint Energy	94,151,707	139,704,916	14,520,000
OGE	42,832,291	68,150,514	—

Generally, sales of more than 5% of the aggregate of the common units and subordinated units CenterPoint Energy owns in Enable or sales by OGE of more than 5% of the aggregate of the common units and subordinated units it owns in Enable are subject to mutual rights of first offer and first refusal.

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

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$626	$529	$1,292	$1,038
Cost of sales, excluding depreciation and amortization	279	254	587	449
Operating income	122	57	262	160
Net income attributable to Enable	86	35	197	121
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$47	$19	$107	$67
Basis difference amortization (1)	12	12	24	24
CenterPoint Energy’s equity in earnings, net	$59	$31	$131	$91

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

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Current assets	$351	$396
Non-current assets	10,780	10,816
Current liabilities	298	362
Non-current liabilities	3,111	3,056
Non-controlling interest	12	12
Preferred equity	362	362
Enable partners’ equity	7,348	7,420
Reconciliation of Equity Method Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ capital	$4,025	$4,067
CenterPoint Energy’s basis difference	(1,538)	(1,562)
CenterPoint Energy’s equity method investment in Enable	$2,487	$2,505

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Investment in Enable’s common and subordinated units	$75	$75	$149	$149
Investment in Enable’s Series A Preferred Units	9	4	18	4
As of June 30, 2017, CERC Corp. and OGE also own 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units (other than the Series A Preferred Units) to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit (other than the Series A Preferred Units) in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(9) Goodwill

Goodwill by reportable business segment as of December 31, 2016 and changes in the carrying amount of goodwill as of June 30, 2017 are as follows:

	December 31, 2016		AEM Acquisition (1)	June 30, 2017
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	105	(2)	5	110	(2)
Other Operations	11		—	11
Total	$862		$5	$867
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

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding as of June 30, 2017. Each ZENS was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. As of June 30, 2017, the reference shares for each ZENS consisted of 0.5 share of TW Common, 0.0625 share of Time Common and 0.061382 share of Charter Common, and the contingent principal balance was $510 million.

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

Inventory Financing. NGD currently has AMAs associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2020. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $24 million and $35 million as of June 30, 2017 and December 31, 2016, respectively.

(b)	Long-term Debt

Debt Retirements.  In February 2017, CenterPoint Energy retired $250 million aggregate principal amount of its 5.95% senior notes at their maturity. The retirement of senior notes was financed by the issuance of commercial paper.

Debt Issuances. During the six months ended June 30, 2017, Houston Electric issued the following general mortgage bonds:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
January 2017	$300	3.00%	2027

The proceeds from the issuance of these bonds were used to repay short-term debt and for general limited liability company purposes.

Credit Facilities. In June 2017, CenterPoint Energy, Houston Electric and CERC Corp. each entered into amendments to their respective revolving credit facilities to extend the termination date thereof from March 3, 2021 to March 3, 2022 and to terminate the swingline loan subfacility thereunder. The amendments to the CenterPoint Energy and CERC Corp. revolving credit facilities also increased the aggregate commitments by $100 million and $300 million, respectively, to $1.7 billion and $900 million under their respective revolving credit facilities. No changes were made to the aggregate commitments under the Houston Electric revolving credit facility. In connection with the amendments to increase the aggregate commitments under their respective revolving credit facilities, CenterPoint Energy and CERC Corp. each increased the size of their respective commercial paper programs to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $1.7 billion and $900 million, respectively, at any time outstanding.

As of June 30, 2017 and December 31, 2016, CenterPoint Energy, Houston Electric and CERC Corp. had the following revolving credit facilities and utilization of such facilities:

	June 30, 2017					December 31, 2016
	Size of Facility	Loans	Letters of Credit	Commercial Paper		Size of Facility	Loans	Letters of Credit	Commercial Paper
	(in millions)
CenterPoint Energy	$1,700	$—	$6	$970	(1)	$1,600	$—	$6	$835	(1)
Houston Electric	300	—	4	—		300	—	4	—
CERC Corp.	900	—	—	718	(2)	600	—	4	569	(2)
Total	$2,900	$—	$10	$1,688		$2,500	$—	$14	$1,404

(1)	Weighted average interest rate was 1.42% and 1.04% as of June 30, 2017 and December 31, 2016, respectively.

(2)	Weighted average interest rate was 1.41% and 1.03% as of June 30, 2017 and December 31, 2016, respectively.

Execution Date	Company	Size of Facility		Draw Rate of LIBOR plus (2)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2017 (3)	Termination Date (5)
		(in millions)
March 3, 2016	CenterPoint Energy	$1,700	(1)	1.250%	65%	(4)	56.7%	March 3, 2022
March 3, 2016	Houston Electric	300		1.125%	65%	(4)	49.7%	March 3, 2022
March 3, 2016	CERC Corp.	900	(1)	1.250%	65%		37.1%	March 3, 2022

(1)	Amended on June 16, 2017 to increase the aggregate commitment size as noted above.

(2)	Based on current credit ratings.

(3)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(4)
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

(5)	Amended on June 16, 2017 to extend the termination date as noted above.

CenterPoint Energy, Houston Electric and CERC Corp. were in compliance with all financial debt covenants as of June 30, 2017.

(12) Income Taxes

The effective tax rate reported for the three months ended June 30, 2017 was 36% compared to 125% for the same period in 2016. The higher effective tax rate for the three months ended June 30, 2016 was primarily due to a Louisiana state tax law change resulting in an increase to CenterPoint Energy’s deferred tax liability, the effect of which was compounded by lower earnings.

The effective tax rate reported for the six months ended June 30, 2017 was 36% compared to 39% for the same period in 2016. The higher effective tax rate for the six months ended June 30, 2016 was primarily due to the Louisiana state tax law change discussed above.

CenterPoint Energy reported no uncertain tax liability as of June 30, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2015 have been audited and settled with the IRS. For the 2016 and 2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(13) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2017, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining six months of 2017	$227
2018	488
2019	334
2020	167
2021	75
2022 and beyond	82

(b)	Legal, Environmental and Other Matters

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002. On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then CenterPoint Energy, Houston Electric or CERC could incur liability and be responsible for satisfying the liability. CenterPoint Energy does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of June 30, 2017, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

Other Environmental. From time to time, CenterPoint Energy identifies the presence of environmental contaminants during its operations or on property where its predecessor companies have conducted operations.  Other such sites involving contaminants may be identified in the future.  CenterPoint Energy has and expects to continue to remediate identified sites consistent with its legal obligations.  From time to time CenterPoint Energy has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Energy has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Energy does not expect these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy’s financial condition, results of operations or cash flows.

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

(14) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
	(in millions, except share and per share amounts)
Net income (loss)	$135	$(2)		$327	$152

Basic weighted average shares outstanding	430,996,000	430,653,000		430,896,000	430,530,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,801,000	—	(1)	2,801,000	2,443,000
Diluted weighted average shares	433,797,000	430,653,000		433,697,000	432,973,000

Basic earnings (loss) per share
Net income (loss)	$0.31	$(0.01)		$0.76	$0.35

Diluted earnings (loss) per share
Net income (loss)	$0.31	$(0.01)		$0.75	$0.35

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

CenterPoint Energy’s reportable business segments include the following: Electric Transmission & Distribution, Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. The electric transmission and distribution function (Houston Electric) is reported in the Electric Transmission & Distribution business segment. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Energy Services represents CenterPoint Energy’s non-rate regulated gas sales and services operations. Midstream Investments consists of CenterPoint Energy’s equity investment in Enable (excluding the Series A Preferred Units). Other Operations consists primarily of other corporate operations which support all of CenterPoint Energy’s business operations.

Financial data for business segments is as follows:

	For the Three Months Ended June 30, 2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$752	(1)	$—	$164
Natural Gas Distribution	470		7	37
Energy Services	918		13	16
Midstream Investments (2)	—		—	—
Other Operations	3		—	6
Eliminations	—		(20)	—
Consolidated	$2,143		$—	$223

	For the Three Months Ended June 30, 2016
	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$763	(1)	$—	$158
Natural Gas Distribution	414		7	20
Energy Services	393		4	—
Midstream Investments (2)	—		—	—
Other Operations	4		—	4
Eliminations	—		(11)	—
Consolidated	$1,574		$—	$182

	For the Six Months Ended June 30, 2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of June 30, 2017
	(in millions)
Electric Transmission & Distribution	$1,391	(1)	$—	$242	$10,319
Natural Gas Distribution	1,377		16	201	6,022
Energy Services	2,103		24	51	1,388
Midstream Investments (2)	—		—	—	2,487
Other Operations	7		—	3	2,703	(3)
Eliminations	—		(40)	—	(874)
Consolidated	$4,878		$—	$497	$22,045

	For the Six Months Ended June 30, 2016
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Total Assets as of December 31, 2016
	(in millions)
Electric Transmission & Distribution	$1,423	(1)	$—	$241	$10,211
Natural Gas Distribution	1,302		14	180	6,099
Energy Services	825		11	6	1,102
Midstream Investments (2)	—		—	—	2,505
Other Operations	8		—	5	2,681	(3)
Eliminations	—		(25)	—	(769)
Consolidated	$3,558		$—	$432	$21,829

(1)	Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Affiliates of NRG	$167	$159	$319	$304
Affiliates of Vistra Energy Corp.	$53	$50	100	95

(2)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Enable	$59	$31	$131	$91

(3)	Included in total assets of Other Operations as of June 30, 2017 and December 31, 2016 are pension and other postemployment-related regulatory assets of $730 million and $759 million, respectively.

(16) Subsequent Events

On July 27, 2017, CenterPoint Energy’s board of directors declared a regular quarterly cash dividend of $0.2675 per share of common stock payable on September 8, 2017, to shareholders of record as of the close of business on August 16, 2017.

On July 31, 2017, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended June 30, 2017. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the third quarter of 2017 to be made with respect to CERC Corp.’s investment in common and subordinated units of Enable for the second quarter of 2017. The subordination period will end on the first day after Enable’s second quarter distribution payment is made and the subordinated units held by CERC Corp. will be converted to common units on a one-for-one basis. At conversion, holders of common units resulting from the conversion of subordinated units will have all the rights and obligations of unitholders holding all other common units, including the right to receive distributions pro rata made with respect to common units.

On July 31, 2017, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended June 30, 2017. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the third quarter of 2017 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the second quarter of 2017.

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

Regulatory Proceedings. In June 2017, a settlement agreement was reached in Houston Electric’s DCRF filing. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Credit Facilities. In June 2017, CenterPoint Energy, Houston Electric and CERC Corp. each entered into amendments to their respective revolving credit facilities to (a) extend the termination date and terminate the swingline loan subfacility under each facility, and (b) for the CenterPoint Energy and CERC Corp. facilities, increase the aggregate commitments under such facilities. For further information about our 2017 credit facilities amendments, see Note 11 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Revenues	$2,143	$1,574	$4,878	$3,558
Expenses	1,920	1,392	4,381	3,126
Operating Income	223	182	497	432
Interest and Other Finance Charges	(77)	(86)	(155)	(173)
Interest on Securitization Bonds	(20)	(23)	(40)	(47)
Equity in Earnings of Unconsolidated Affiliate, net	59	31	131	91
Other Income, net	26	(96)	77	(55)
Income Before Income Taxes	211	8	510	248
Income Tax Expense	76	10	183	96
Net Income (Loss)	$135	$(2)	$327	$152

Basic Earnings (Loss) Per Share	$0.31	$(0.01)	$0.76	$0.35

Diluted Earnings (Loss) Per Share	$0.31	$(0.01)	$0.75	$0.35

Three months ended June 30, 2017 compared to three months ended June 30, 2016

We reported net income of $135 million ($0.31 per diluted share) for the three months ended June 30, 2017 compared to a net loss of $2 million ($(0.01) per diluted share) for the three months ended June 30, 2016.

The increase in net income of $137 million was primarily due to the following key factors:

•	a $117 million decrease in the loss on indexed debt securities related to the ZENS included in Other Income, net shown above, resulting from a loss of $117 million from the Charter merger in 2016;

•	a $41 million increase in operating income discussed below by segment;

•	a $28 million increase in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements;

•	a $9 million decrease in interest expense due to lower weighted average interest rates on outstanding debt;

•	a $5 million increase in cash distributions on Series A Preferred Units included in Other Income, net shown above;

•	a $3 million increase in the gain on marketable securities included in Other Income, net shown above; and

•	a $3 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds.

These increases in net income were partially offset by the following:

•	a $66 million increase in income tax expense due to higher net income; and

•	a $3 million decrease in miscellaneous other non-operating income included in Other Income, net shown above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

We reported net income of $327 million ($0.75 per diluted share) for the six months ended June 30, 2017 compared to net income of $152 million ($0.35 per diluted share) for the six months ended June 30, 2016.

The increase in net income of $175 million was primarily due to the following key factors:

•
a $163 million decrease in the loss on indexed debt securities related to the ZENS included in Other Income, net shown above, resulting from decreased losses of $46 million in the underlying value of the indexed debt securities and a loss of $117 million from the Charter merger in 2016;

•	a $65 million increase in operating income discussed below by segment;

•	a $40 million increase in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements;

•	an $18 million decrease in interest expense due to lower weighted average interest rates on outstanding debt;

•	a $14 million increase in cash distributions on Series A Preferred Units included in Other Income, net shown above; and

•	a $7 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds.

These increases in net income were partially offset by the following:

•	an $87 million increase in income tax expense due to higher net income;

•	a $43 million decrease in the gain on marketable securities included in Other Income, net shown above; and

•	a $2 million decrease in miscellaneous other non-operating income included in Other Income, net shown above.

Income Tax Expense

Our effective tax rate reported for the three months ended June 30, 2017 was 36% compared to 125% for the same period in 2016. The higher effective tax rate for the three months ended June 30, 2016 was primarily due to a Louisiana state tax law change resulting in an increase to our deferred tax liability, the effect of which was compounded by lower earnings. The effective tax rate reported for the six months ended June 30, 2017 was 36% compared to 39% for the same period in 2016. The higher effective tax rate for the six months ended June 30, 2016 was primarily due to the Louisiana state tax law change discussed above. We expect our annual effective tax rate for the fiscal year ending December 31, 2017 to be approximately 36%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three and six months ended June 30, 2017 and 2016.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Electric Transmission & Distribution	$164	$158	$242	$241
Natural Gas Distribution	37	20	201	180
Energy Services	16	—	51	6
Other Operations	6	4	3	5
Total Consolidated Operating Income	$223	$182	$497	$432

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

The following table provides summary data of our Electric Transmission & Distribution business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues:
TDU	$653	$616	$1,215	$1,156
Bond Companies	99	147	176	267
Total revenues	752	763	1,391	1,423
Expenses:
Operation and maintenance, excluding Bond Companies	348	330	696	659
Depreciation and amortization, excluding Bond Companies	103	94	199	189
Taxes other than income taxes	58	57	118	114
Bond Companies	79	124	136	220
Total expenses	588	605	1,149	1,182
Operating Income	$164	$158	$242	$241
Operating Income:
TDU	$144	$135	$202	$194
Bond Companies (1)	20	23	40	47
Total segment operating income	$164	$158	$242	$241
Throughput (in GWh):
Residential	7,940	7,632	13,092	12,651
Total	22,750	22,190	41,504	40,321
Number of metered customers at end of period:
Residential	2,152,655	2,106,396	2,152,655	2,106,396
Total	2,429,403	2,377,352	2,429,403	2,377,352

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our Electric Transmission & Distribution business segment reported operating income of $164 million for the three months ended June 30, 2017, consisting of $144 million from the TDU and $20 million related to the Bond Companies. For the three months ended June 30, 2016, operating income totaled $158 million, consisting of $135 million from the TDU and $23 million related to the Bond Companies.

TDU operating income increased $9 million, primarily due to the following key factors:

•	rate increases of $11 million related to distribution capital investments;

•	customer growth of $9 million from the addition of over 52,000 new customers; and

•	higher usage of $2 million, primarily due to a return to more normal weather.

These increases to operating income were partially offset by the following:

•	lower equity return of $7 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during 2016;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant-in-service, and other taxes of $4 million; and

•	higher operation and maintenance expenses of $4 million.

Higher depreciation and amortization expense of $6 million and lower operation and maintenance expenses of $1 million were offset by a corresponding increase in related revenues.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our Electric Transmission & Distribution business segment reported operating income of $242 million for the six months ended June 30, 2017, consisting of $202 million from the TDU and $40 million related to the Bond Companies. For the six months ended June 30, 2016, operating income totaled $241 million, consisting of $194 million from the TDU and $47 million related to the Bond Companies.

TDU operating income increased $8 million, primarily due to the following key factors:

•	rate increases of $27 million related to distribution capital investments; and

•	customer growth of $17 million from the addition of over 52,000 new customers.

These increases to operating income were partially offset by the following:

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant-in-service, and other taxes of $13 million;

•	lower equity return of $13 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during 2016;

•	higher operation and maintenance expenses of $6 million;

•	lower miscellaneous revenues of $2 million; and

•	increased transmission costs billed by transmission providers of $33 million, which were partially offset by higher transmission-related revenues of $31 million.

Higher depreciation and amortization expense of $1 million and lower operation and maintenance expenses of $2 million were offset by a corresponding decrease in related revenues.

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues	$477	$421	$1,393	$1,316
Expenses:
Natural gas	164	130	625	575
Operation and maintenance	175	178	368	367
Depreciation and amortization	65	60	128	119
Taxes other than income taxes	36	33	71	75
Total expenses	440	401	1,192	1,136
Operating Income	$37	$20	$201	$180
Throughput (in Bcf):
Residential	19	20	81	93
Commercial and industrial	57	56	139	142
Total Throughput	76	76	220	235
Number of customers at end of period:
Residential	3,176,953	3,145,655	3,176,953	3,145,655
Commercial and industrial	253,559	252,172	253,559	252,172
Total	3,430,512	3,397,827	3,430,512	3,397,827

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our Natural Gas Distribution business segment reported operating income of $37 million for the three months ended June 30, 2017 compared to $20 million for the three months ended June 30, 2016.

Operating income increased $17 million as a result of the following key factors:

•
labor and benefits were favorable by $14 million resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order;

•	usage was favorable by $8 million primarily due to the timing of a decoupling normalization adjustment;

•	rate relief increases of $6 million, primarily from the Arkansas rate case filing of $3 million and Texas jurisdictions of $3 million;

•	higher other revenue of $4 million; and

•	a $1 million increase associated with customer growth from the addition of over 32,000 new customers.

These increases were partially offset by the following:

•	higher operation and maintenance expenses of $9 million primarily resulting from an adjustment associated with the Texas Gulf rate order of $6 million, which is timing related; and

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $7 million.

Increased operation and maintenance expenses related to energy efficiency programs of $2 million and increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our Natural Gas Distribution business segment reported operating income of $201 million for the six months ended June 30, 2017 compared to $180 million for the six months ended June 30, 2016.

Operating income increased $21 million as a result of the following key factors:

•	rate increases of $19 million, primarily from the Arkansas rate case filing of $9 million, the Texas GRIP filing of $5 million and Texas jurisdictions of $3 million;

•
labor and benefits were favorable by $11 million resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order;

•	a Minnesota property tax refund of $9 million;

•	higher other revenues of $7 million; and

•	a $3 million increase associated with customer growth from the addition of over 32,000 new customers.

These increases were partially offset by the following:

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $12 million;

•	lower usage of $9 million primarily due to milder weather effects, partially mitigated by decoupling and weather normalization adjustments; and

•	higher operation and maintenance expenses of $7 million primarily resulting from an adjustment associated with the Texas Gulf rate order of $6 million, which is timing related.

Increased operation and maintenance expenses related to energy efficiency programs of $5 million and increased gross receipts taxes of $3 million were offset by corresponding increases in the related revenues. Decreased expense related to rate case amortization of $1 million was offset by a corresponding decrease in the related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues	$931	$397	$2,127	$836
Expenses:
Natural gas	889	377	2,026	798
Operation and maintenance	22	17	43	27
Depreciation and amortization	3	3	6	4
Taxes other than income taxes	1	—	1	1
Total expenses	915	397	2,076	830
Operating Income	$16	$—	$51	$6

Timing impacts related to mark-to-market gain (loss) (1)	$6	$(7)	$21	$(16)

Throughput (in Bcf)	273	199	592	370

Number of customers at end of period (2)	31,275	30,675	31,275	30,675

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)	Does not include approximately 61,100 natural gas customers as of June 30, 2017 that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our Energy Services business segment reported operating income of $16 million for the three months ended June 30, 2017 compared to $-0- for the three months ended June 30, 2016. The increase in operating income of $16 million was primarily due to a $13 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The remaining increase in operating income was primarily due to the increased throughput and number of customers related to the acquisition of AEM in 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our Energy Services business segment reported operating income of $51 million for the six months ended June 30, 2017 compared to $6 million for the six months ended June 30, 2016.  The increase in operating income of $45 million was primarily due to a $37 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. Operating income in the first six months of 2017 also included $1 million of expenses related to the acquisition and integration of AEM. The remaining increase in operating income was primarily due to the increased throughput and number of customers related to the acquisition of AEM in 2017.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Enable	$59	$31	$131	$91
Other Operations

The following table shows the operating income of our Other Operations business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues	$3	$4	$7	$8
Expenses	(3)	—	4	3
Operating Income	$6	$4	$3	$5

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash provided by (used in):
Operating activities	$680	$1,061
Investing activities	(635)	(467)
Financing activities	(138)	(587)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of 2017 decreased $381 million compared to the first six months of 2016 due to changes in working capital ($352 million) and lower net income after adjusting for non-cash and non-operating items ($43 million; primarily depreciation and amortization and deferred income taxes), partially offset by increased cash from other non-current items ($14 million). The changes in working capital items in the first six months of 2017 primarily related to decreased cash provided by taxes receivable; margin deposits, net; inventory; non-trading derivatives, net; and net other current assets and liabilities, partially offset by increased cash provided by interest and taxes accrued and net accounts receivable/payable.

Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2017 increased $168 million compared to the first six months of 2016 primarily due to decreased cash received for the repayment of notes receivable from Enable ($363 million), decreased proceeds from the sale of marketable securities associated with the Charter merger ($178 million) and increased cash used for acquisitions ($34 million), which were partially offset by decreased cash used for the purchase of Series A Preferred Units ($363 million), decreased capital expenditures ($33 million) and decreased restricted cash ($10 million). In 2017, we acquired AEM for cash of $132 million and, in 2016, we acquired Continuum for cash of $98 million.

Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2017 decreased $449 million compared to the first six months of 2016 due to decreased payments of long-term debt ($266 million), decreased distributions to ZENS holders ($178 million), decreased short-term borrowings ($12 million) and increased net proceeds from commercial paper ($6 million), which were offset by increased payments of common stock dividends ($9 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining six months of 2017 include the following:

•	capital expenditures of approximately $831 million;

•	maturing senior notes of $250 million;

•	scheduled principal payments on Securitization Bonds of $193 million;

•	dividend payments on CenterPoint Energy, Inc. common stock; and

•	interest payments on debt.

We expect that borrowings under our credit facilities, proceeds from commercial paper and anticipated bond offerings, anticipated cash flows from operations and distributions on our investments in common and subordinated units and Series A Preferred Units from Enable will be sufficient to meet our anticipated cash needs for the remaining six months of 2017. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began on the Brazos Valley Connection in February 2017 and is proceeding as scheduled. Houston Electric filed its updated capital costs estimates with the PUCT in February 2017, projecting the capital costs of the project will be $310 million, in line with the estimated range of approximately $270-$310 million in the PUCT’s original order. The actual capital costs of the project will depend on final land acquisition costs, construction costs and other factors. Houston Electric expects to complete construction and energize the Brazos Valley Connection by June 2018. Houston Electric is able to file for recovery of various project costs through interim TCOS updates in advance of project completion.

Freeport Project

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of Houston Electric’s approximately $250 million transmission project in the Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kv double-circuit transmission line. Capital expenditures for the project will be incremental to its previously disclosed five-year capital plan. Houston Electric anticipates a decision from ERCOT in the fourth quarter of 2017, and if approved, will make the necessary filings with the PUCT.

Rate Change Applications

Houston Electric and CERC are routinely involved in rate change applications before state regulatory authorities.  Those applications include general rate cases where the entire cost of service of the utility is assessed and reset.  In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF.  CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR). The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
Houston Electric (PUCT)
AMS	N/A	June 2017	TBD	TBD	Final reconciliation of AMS surcharge proposing a $28.7 million refund for AMS revenue in excess of expenses, for which a reserve has been recorded.
EECRF (2)	$11.0	June 2017	TBD	TBD	Annual reconciliation filing for program year 2016 and includes proposed performance bonus of $11 million. Anticipated effective date of March 2018.
DCRF	41.8	April 2017	September 2017	July 2017
Based on an increase in eligible distribution-invested capital for 2016 of $479 million. Unanimous Stipulation and Settlement Agreement was filed in June 2017 for $86.8 million (a $41.8 million annual increase).  The settlement agreement also included the AMS refund referenced above.

TCOS	7.8	December 2016	February 2017	February 2017	Based on an incremental increase in total rate base of $109.6 million.
South Texas and Beaumont/East Texas (Railroad Commission)
GRIP	7.6	March 2017	July 2017	June 2017	Based on net change in invested capital of $46.5 million.
Houston and Texas Coast (Railroad Commission)
Rate Case	16.5	November 2016	May 2017	May 2017	The Railroad Commission approved a unanimous settlement agreement establishing parameters for future GRIP filings, including a 9.6% ROE on a 55.15% equity ratio.
Texarkana, Texas Service Area (Multiple City Jurisdictions)
Rate Case	1.1	July 2017	September 2017	TBD	Proposed rates are consistent with Arkansas rates approved in 2016.
Arkansas (APSC)
EECR (2)	0.5	May 2017	January 2018	TBD	Recovers $11.5 million, including an incentive of $0.5 million based on 2016 program performance.
FRP	9.3	April 2017	October 2017	TBD	Based on ROE of 9.5% as approved in the last rate case. Unanimous Settlement Agreement was filed in July 2017 for $7.6 million and is subject to approval.
BDA	3.9	March 2017	June 2017	June 2017	For the evaluation period between January 2016 and August 2016. Amounts are recorded during the evaluation period.
Minnesota (MPUC)
Rate Case	56.5	August 2017	TBD	TBD	Reflects a proposed 10.0% ROE on a 52.18% equity ratio. Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates expected to be effective October 1, 2017.
CIP (2)	13.8	May 2017	TBD	TBD	Annual reconciliation filing for program year 2016 and includes proposed performance bonus of $13.8 million.
Decoupling	26.2	September 2016	February 2017	March 2017	Reflects revenue under recovery for the period July 1, 2015 through June 30, 2016, adjusted for final rates from the 2015 rate case. $24.6 million was recognized in 2016.
Mississippi (MPSC)
RRA	2.3	May 2017	July 2017	July 2017	Authorized ROE of 9.59% and a capital structure of 50% debt and 50% equity.
Louisiana (LPSC)
RSP	1.0	September 2016	December 2016	April 2017	Authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity.
Oklahoma (OCC)
EECR (2)	0.4	March 2017	TBD	TBD	Recovers $2.6 million, including an incentive of $0.4 million based on 2016 program performance.
PBRC	2.2	March 2017	TBD	TBD	Based on ROE of 10%.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

(2)	Amounts are recorded when approved.

Other Matters

Credit Facilities

Our revolving credit facilities may be drawn on by the companies from time to time to provide funds used for general corporate purposes, including to backstop the companies’ commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to our revolving credit facilities and the 2017 amendments, please see Note 11 to our Interim Condensed Financial Statements.

As of July 27, 2017, we had the following facilities:

Company	Size of Facility	Amount Utilized at July 27, 2017 (1)		Termination Date
(in millions)
CenterPoint Energy	$1,700	$955	(2)	March 3, 2022
Houston Electric	300	4	(3)	March 3, 2022
CERC Corp.	900	778	(4)	March 3, 2022

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.9 billion as of June 30, 2017.

(2)	Represents outstanding commercial paper of $949 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper.

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

Temporary Investments

As of July 27, 2017, we had no temporary external investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of July 27, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

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

A decline in credit ratings could increase borrowing costs under our revolving credit facilities. If our credit ratings or those of Houston Electric or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of June 30, 2017, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, a wholly-owned subsidiary of CERC Corp. operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized or settled-to-market by CES. As of June 30, 2017, the amounts posted as collateral and settled-to-market aggregated approximately $29 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2017, unsecured credit limits extended to CES by counterparties aggregated $348 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $198 million as of June 30, 2017. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS

If our creditworthiness were to drop such that ZENS holders thought our liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Securities that we own or from other sources. We own shares of TW Securities equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and TW Securities shares would typically cease when ZENS are exchanged or otherwise retired and TW Securities shares are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS. If all ZENS had been exchanged for cash on June 30, 2017, deferred taxes of approximately $468 million would have been payable in 2017. If all the TW Securities had been sold on June 30, 2017, capital gains taxes of approximately $318 million would have been payable in 2017.

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

In February 2016, we announced that we were evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code. We have determined that we will no longer pursue a spin option. Should the sale option not be viable, we intend to reduce our ownership in Enable over time through a sale of the common units we hold in the public equity markets, subject to market conditions. There can be no assurances that these evaluations will result in any specific action, and we do not intend to disclose further developments on these initiatives unless and until our board of directors approves a specific action or as otherwise required.

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

Hedging of Interest Expense for Future Debt Issuances

During the first and second quarters of 2017, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 6(a) to our Interim Condensed Financial Statements.

Weather Hedge

We have entered into partial weather hedges for certain NGD jurisdictions and Houston Electric’s service territory to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 6(a) to our Interim Condensed Financial Statements.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

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

Interest Rate Risk

As of June 30, 2017, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $1.7 billion and $1.4 billion as of June 30, 2017 and December 31, 2016, respectively. If the floating interest rates were to increase by 10% from June 30, 2017 rates, our combined interest expense would increase by approximately $2.4 million annually.

As of June 30, 2017 and December 31, 2016, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $6.9 billion and $7.1 billion, respectively, in principal amount and having a fair value of $7.4 billion and $7.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $201 million if interest rates were to decline by 10% from levels at June 30, 2017. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $118 million as of June 30, 2017 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at June 30, 2017. Changes in the fair value of the derivative component, a $740 million recorded liability at June 30, 2017, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2017 levels, the fair value of the derivative component liability would increase by approximately $5 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common, 0.9 million shares of Time Common and 0.9 million shares of Charter Common, which we hold to facilitate our ability to meet our obligations under the ZENS. A decrease of 10% from the June 30, 2017 aggregate market value of these shares would result in a net loss of approximately $1 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. We measure this commodity risk using a sensitivity analysis. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of June 30, 2017, the recorded fair value of our non-trading energy derivatives was a net asset of $79 million (before collateral), all of which is related to our Energy Services business segment. A $0.50 change in the forward NYMEX price would have had a combined impact of less than $1 million on our non-trading energy derivatives net asset and the market value of natural gas inventory.

Commodity price risk is not limited to changes in forward NYMEX prices. Variation of commodity pricing between the different indices used to mark to market portions of our natural gas inventory (Gas Daily) and the related fair value hedge (NYMEX) can result in volatility to our net income. Over time, any gains or losses on the sale of storage gas inventory would be offset by gains or losses on the fair value hedges.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2017 and 2016 was 3.61 and 2.35, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2
4.7	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3
10.1	CenterPoint Energy Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: August 3, 2017